Form 10QSB
period 1999-09-30
MILLENIUM PLASTICS CORP
filed 1999-11-12
CIK 8504

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended:  September 30, 1999
     Commission File No. 0-30234
OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                 MILLENNIUM PLASTICS CORPORATION
                   formerly, Aurora Corporation
      (Exact name of registrant as specified in its charter)

            Nevada                                    88-0422242
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)                Identification No.)



                        525 South 300 East
                    Salt Lake City, Utah 84111
                          (801) 323-2395
      (Address and telephone number of principal executive
             offices and principal place of business)



     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports).  Yes  [ X ]   No  [   ]

     Indicate by check mark whether the registrant has been subject to such
filing requirements for the past 90 days.  Yes  [   ]   No  [ X ]

     As of the date of filing of this report, Millennium Plastics Corporation ("Millennium"), had a total of 17,100,000 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements                                              3
Item 2:  Management's Discussion and Analysis or Plan of Operations        3

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities                                             4
Item 4:  Submission of Matters to a Vote of Security Holders               5
Item 5:  Other Information                                                 5

Item 6:  Exhibits and Reports filed on Form 8-K                            5

Signatures                                                                 5


     In this quarterly report references to Millennium," "we," "us," and "our" refer to Millennium Plastics Corporation.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Millennium's control. These factors include but are not limited to economic conditions generally and in the industries in which Millennium may participate; competition within Millennium's chosen industry, including competition from much larger competitors; technological advances and failure by Millennium to successfully develop business relationships.

                  PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Aurora Corporation

(a Development Stage Company)

Financial Statements

September 30, 1999

     C O N T E N T S



Accountants' Report . .. . . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . .  . . . . . . . . . . . . . . . . . . . 4

Statements of Operations  . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity  . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements .. . . . . . . . . . . . . .  8

                   CROUCH,  BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801) 363-0615



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Aurora Corporation

The accompanying balance sheets as of September 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 1999 and 1998, for the six months ended September 30, 1999 and 1998, and from inception through September 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of March 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated August 6, 1999.

/s/ Crouch, Bierwolf & Chisholm


Salt Lake City, Utah
October 26, 1999

                        Aurora Corporation
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                               September 30       March 31,
                                                   1999            1999
                                            ---------------- ---------------

ASSETS                                       $        -       $        -
                                            ---------------- ---------------
TOTAL ASSETS                                 $        -       $        -
                                            ================ ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                   -                -
                                            ---------------- ---------------
     Total Liabilities                                -                -
                                            ---------------- ---------------
STOCKHOLDERS' EQUITY

     Common stock, $.001 par value;
     25,000,000 shares authorized;
     17,100,000 shares issued
      and outstanding                                17,100          17,000
     Additional Paid in Capital                       4,900           -
     Deficit accumulated during the
          development stage                         (22,000)        (17,000)
                                            ---------------- ---------------

     Total Stockholders' Equity                      -                -
                                            ---------------- ---------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                   $        -       $        -
                                            ================ ===============

The accompanying notes are an integral part of these financial statements.

                        Aurora Corporation
                  (A Development Stage Company)
                     Statements of Operations


                                                                                  From
                                                                                  Inception
                                    For the Three              For the Six        on April 2,
                                     Months Ended             Months Ended        1986 to
                                     September 30,            September 30,       September 30,
                                   1999        1998         1999        1998      1999
                               ------------ ------------ ------------ ----------- -------------
REVENUES                       $         -  $         -  $         -  $        -  $          -
                               ------------ ------------ ------------ ----------- -------------
EXPENSES
  General & Administrative           5,000            -            -           -        22,000
                               ------------ ------------ ------------ ----------- -------------
  TOTAL EXPENSES                     5,000            -            -           -        22,000
                               ------------ ------------ ------------ ----------- -------------
Net Loss From Operations            (5,000)           -            -           -       (22,000)
                               ------------ ------------ ------------ ----------- -------------
NET LOSS                            (5,000)           -            -           -       (22,000)
                               ============ ============ ============ =========== =============
LOSS PER SHARE                 $     (0.00) $     (0.00) $     (0.00) $    (0.00) $     (0.001)
                               ============ ============ ============ =========== =============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                17,098,550   17,000,000   17,000,000  17,000,000    17,002,571
                               ============ ============ ============ =========== =============

The accompanying notes are an integral part of these financial statements.
                                   -6-

                        Aurora Corporation
                  (A Development Stage Company)
                Statement of Stockholders' Equity
From Inception on April 12, 1986 through September 30, 1999 (unaudited)

                                                                               Deficit
                                                                               Accumulated
                                                                 Additional    During the
                                           Common Stock          Paid-in       Development
                                       Shares      Amount        Capital       Stage
                                     ------------- ------------- ------------- -------------
Balance at inception                            -  $          -  $          -  $          -

Issuance of shares for marketing
 rights                                17,000,000        17,000             -             -

Net (loss) for year ended
     March 31, 1987                             -             -             -       (17,000)
                                     ------------- ------------- ------------- -------------
Balance - March 31, 1987               17,000,000        17,000             -       (17,000)

Net (loss) for years ended
     March 31, 1988 to 1998                     -             -             -             -
                                     ------------- ------------- ------------- -------------
Balance - March 31, 1998               17,000,000        17,000             -       (17,000)

Net (loss) for year ended
     March 31, 1999                             -             -             -             -
                                     ------------- ------------- ------------- -------------
Balance - March 31, 1999               17,000,000        17,000             -       (17,000)

Issuance of shares for services
  valued at $5,000                        100,000           100         4,900             -

Net (loss) for six months ended
     September 30, 1999 (unaudited)             -             -             -        (5,000)
                                     ------------- ------------- ------------- -------------
Balance - September 30, 1999
   (unaudited)                         17,100,000  $     17,100  $      4,900  $    (22,000)
                                     ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements.
                                   6


                        Aurora Corporation
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                        From
                                                                        Inception
                                                                        April 2,
                                                                        1986
                                               For the Six Months       through
                                               Ended September 30,      September 30,
                                              1999             1998     1999
                                         --------------- -------------- --------------
Cash Flows from Operating Activities

    Net loss                             $       (5,000) $           -  $     (22,000)
    Less non-cash items:
    Amortization of marketing rights                  -              -         17,000
    Shares issued for services                    5,000              -          5,000
                                         --------------- -------------- --------------
Net Cash Provided (Used) by
        Operating Activities                          -              -              -
                                         --------------- -------------- --------------
Cash Flows from Investing Activities                  -              -              -
                                         --------------- -------------- --------------
Cash Flows from Financing Activities
    Proceeds from Issuance
         of common stock                              -              -              -
                                         --------------- -------------- --------------
    Net Cash Provided (Used) by
        Financing Activities                          -              -              -
                                         --------------- -------------- --------------
Increase in Cash                                      -              -              -

Cash and Cash Equivalents at
     Beginning of Period                              -              -              -
                                         --------------- -------------- --------------
Cash and Cash Equivalents at
    End of Period                        $            -  $           -  $           -
                                         =============== ============== ==============

Supplemental Cash Flow Information:
    Cash paid for:
        Interest                         $            -  $           -  $           -
        Income taxes                     $            -  $           -  $           -

The accompanying notes are an integral part of these financial statements.
                                7

                        Aurora Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 1999


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Aurora Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Form 10-SB, filed on August 30, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On September 30, 1999, we had $0 in cash, $0 in liabilities, and no other liquid assets or resources. We did not post any revenues for the fiscal year and essentially had no operations during the fiscal year ended March 31, 1999. We have no material commitments for capital expenditures for the next twelve months.

     We anticipate that until a business opportunity is found and sufficient revenues are generated we will rely on the commitment of our management and principal shareholders to cover all operation expenses and other costs. There is no assurance that the management and shareholders' commitment will ultimately prove to be adequate to allow us to enter into a business opportunity. Currently, we have no plans to raise additional capital, however, we may elect to do so at some future date.

     At present, we do not have adequate capital to conduct any significant operations. Management intends to actively seek business opportunities during the next twelve months. Management believes that any business venture in which we may become involved will be made by issuing shares of our authorized but unissued common stock. Such issuance of shares will be effected in accordance with the exemptions available under federal and state securities laws. It is anticipated that our liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

Year 2000 Compliance

     We have completed a review of our computer systems and operations to determine the extent to which our business will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. Year 2000 errors could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. In a worse case scenario these failures, miscalculations and disruptions could temporarily shut down or impede our operations, if any.

     We have concluded, based on our review of our computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem. However, there can be no assurance that the systems of other companies with which we may do business will be in compliance and this may have a material adverse effect on our operations, if any.

                    PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

     The following discussion describes all securities sold by us within the past fiscal quarter without registration:

     In a private transaction on July 6, 1999, our Board of Directors authorized the issuance of an aggregate of 100,000 common shares valued at $10,000 to Messrs. Mayer and Clayton for their services as directors and officers.

     In connection with this transaction, we believe that each acquirer (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for his own account for investment purposes and not with a view to or for resale in connection with any distribution for purpose of the federal securities laws (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition and (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a written consent in lieu of a special meeting of the shareholders, dated October 26, 1999, 15,010,500 common shares approved the Certificate of Amendment to the Articles of Incorporation for the name change to Millennium Plastics Corporation.

ITEM 5:  OTHER INFORMATION

     On August 30, 1999 we filed a Form 10-SB registration statement pursuant to the requirements of the Securities and Exchange Act of 1934, as amended. Such registration statement became effective on October 30, 1999. We are now required to file annual, quarterly and other reports with the Securities and Exchange Commission. We also are subject to the proxy rules and required to provide an annual report with audited financial statements to our shareholders.

     On October 25, 1999, Aurora Corporation, formerly Echo Services, Inc., changed its name to Millennium Plastics Corporation. On November 8, 1999 the trading symbol for our common stock on the OTC NASDAQ Bulletin Board was changed from "AROR" to "MPCO".

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit Number   Description
27               Financial Data Schedule

Part II  Exhibits

3.1  Amendment to Articles of Incorporation, dated October 25, 1999.
3.2  Amended and Restated Bylaws of Millennium Plastics Corporation.

(b)  Reports on Form 8-K.  None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 MILLENNIUM PLASTICS CORPORATION
                           (Registrant)


Date:  November 11, 1999                     By:/s/ Donald Mayer
                                                 ----------------
                                                 Donald Mayer
                                                 President

                                              By: /s/ Mark S. Clayton
                                                  -------------------
                                                  Mark S. Clayton
                                                  Secretary/Treasurer