Form 10QSB
period 1999-12-31
MILLENIUM PLASTICS CORP
filed 2000-02-16
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  December 31, 1999    Commission file number 000-30234




                       Millennium Plastics Corporation
           (Exact name of registrant as specified in its charter)



Nevada                                                 88-0422242
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

5631 S. Pecos Rd
Las Vegas, Nevada                                      89120
 (Address of principal executive offices)              (Zip Code)


                               (702) 454-2121
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


    As of December 31, 1999, there were 23,850,000 shares of common stock outstanding.

                       MILLENNIUM PLASTICS CORPORATION
                            FOR THE QUARTER ENDED
                              DECEMBER 31, 1999

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of December 31, 1999           3

               Statement of Shareholders' Equity
               ending December 31, 1999                        4

               Income Statement
               ending December 31, 1999                        5

               Statement of Cash Flows
               ending December 31, 1999                        6

               Notes to Financial Statements
               Ending December 31, 1999                        7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation    9-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            11

     Item 2.   Changes in Securities                        11

     Item 3.   Defaults by the Company upon its
               Senior Securities                            11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             11

     Item 5.   Other Information                            11

     Item 6.   Exhibits and Reports of Form 8-K             11

          SIGNATURES                                             12


                       MILLENNIUM PLASTICS CORPORATION
                                BALANCE SHEET
                              DECEMBER 31, 1999

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                December 31,
                                                    1999       March 31,
                                                 (unaudited)     1999
Assets
Current assets:
  Cash                                              $988,131             0
                                                ------------- -------------
     Total current assets                            988,131             0

Other assets:
  Intangible asset-product marketing rights       10,000,000             0
  Intangible asset, net of accumulated
    Amortization of $222                              39,778             -
                                                ------------- -------------
     Total Assets                                $11,027,909             0
                                                 ===========    ==========

Liabilities and shareholders' equity
Current liabilities:
  Note payable                                      $300,000             0
  Note payable to shareholders                         8,000             0
                                                ------------- -------------
     Total current liabilities                       308,000             0
                                                ------------- -------------

Shareholders' Equity
  Common stock, $.001 par value, 25,000,000
shares authorized; 23,850,000 at 12/31/99 and
17,000,000 at 3/31/99 shares issued and               23,850        17,000
outstanding
Paid in capital                                   10,716,149             0
Deficit accumulated during the development          (20,090)      (17,000)
stage
                                                ------------- -------------
     Total shareholders' equity                   10,719,909             0
                                                ------------- -------------
     Total liabilities and shareholders' equity  $11,027,909             0
                                                 ===========    ==========

                       MILLENNIUM PLASTICS CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                          ENDING DECEMBER 31, 1999


                                          Additional
                        Common Stock        Paid-In   Treasur  Accumulated
                     Shares     Amount      Capital      y       Deficit
                     ----------  -------  ----------- -------  -----------
Inception                     0        0            0        0           0

Shares issued for
Marketing            17,000,000  $17,000            0        0           0

Net loss for the
years ended April
2, 1986- March 31,
1998                          0        0            0        0   ($17,000)

Net loss for the
year ended March
31, 1999                      0        0            0        0           0
                     ----------  -------  -----------  ------- -----------
Balance March 31,
1999                 17,000,000   17,000            0        0    (17,000)

Shares issued for
services                100,000      100       $4,900        0           0

Shares issued for
acquisition of
Graduated Plastics,
inc.                  6,750,000    6,750    1,019,249        0           0

Shares acquired
from shareholder              0        0            0   $8,000           0

Shares issued for
product marketing
rights valued at
$10,000,000                   0        0    9,692,000  (8,000)           0

Net loss for the
period ended
December 31, 1999             0        0            0        0     (3,090)
                     ----------  -------  -----------  ------- -----------
Balance December
31, 1999
                     23,850,000  $23,850  $10,716,149        0   ($20,090)
                       ========  =======   ==========  =======  ==========

                       MILLENNIUM PLASTICS CORPORATION
                              INCOME STATEMENT
               ENDING DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                               Three Months    Three Months
                                              Ended December       Ended
                                                 31, 1999      December 31,
                                                                   1998
Revenues                                                   0              0
                                                         ---        -------
Administrative expense                                $5,384              0
                                              --------------   ------------
Loss from operations                                 (5,384)              0

Interest Income                                     ($3,090)              0
                                              --------------   ------------
Net loss                                            ($3,090)              0
                                                   =========     ==========
Loss Per Share                                        (0.00)              0
                                                  ==========   ============
Weighted average of number of shares              21,566,667     17,000,000
outstanding
                                                  ==========   ============

                       MILLENNIUM PLASTICS CORPORATION
                           STATEMENT OF CASH FLOWS
               ENDING DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                     Three     Three Months
                                                     Months        Ended
                                                     Ended     December 31,
                                                    December       1998
                                                    31, 1999
Cash Flow from operating activities
  Net loss                                           ($3,090)             0

Adjustment to loss reconcile to cash used in
operating activities:
   Amortization                                           222             -
                                                  -----------  ------------
Net cash used in operating activities                 (2,868)             0
                                                  -----------  ------------
Financing activities:
  Stock Issued for marketing rights                         0             0

  Stock issued for services                             5,000             0

  Stock issued for acquisition                        985,999             0
                                                  -----------  ------------
Net cash provided form investing activities           990,999             0
                                                  -----------  ------------
Increase in cash                                      988,131             0
Beginning cash                                              0             0
                                                  -----------  ------------
Ending cash                                          $988,131             0
                                                    =========     =========

1.    Summary of Significant Accounting Policies

     Organization
Aurora Corporation was incorporated on April 2, 1986. The Company changed its name to Millenium Plastics Corporation (MPC or Company) in December, 1999.

       The Company is currently attempting to find business opportunities.

     Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

     Cash Equivalents
       The Company's cash equivalents consist principally of cash and money market accounts with high quality financial institutions. The investment policy limits the amount of credit exposure to any one financial institution.

     Accounting Method
          The Company recognizes income and expense on the accrual basis of accounting.

     Earnings (Loss) Per Share
       The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Provision for Income Taxes
          No provision for income taxes has been recorded.

2.   Development Stage Company
       The Company is a development stage company. It is concentrating substantially all of its efforts in raising capital and establishing business operations in order to generate significant revenues.

3.   Stock Transactions
       In November 1999 MPC entered into an agreement to acquire Graduated Plastics, Inc. (GPI) for a price equal to one share of MPC for one share of GPI. The business combination is accounted for as a purchase. GPI (a development stage company) held an option to acquire marketing rights from Solplax for distribution of their plastic material (option exercised by MPC - see below). The results of consolidated operations are included in the financial statements since the date of acquisition. The assets of the acquired company totaled $1,025,999 and liabilities were zero. The value of the MPC stock issued equaled the net assets acquired from GPI. Common stock on MPC's books (6,750,000 shares) was recorded at $6,750 and paid in capital recorded as $1,019,249.

       Stock was issued for services in fiscal 1999 for an assigned value of $5,000 for 100,000 shares.

       Stock (8,000,000 shares) was sold to the Company by Shareholders for its par value ($.001/share).

       The Company acquired the North American rights to market plastic products protected by patents owned by Solplax Limited, an Irish Company, for the issuance of 8,000,000 shares of common stock and a $300,000 note in December 1999. The plastic provides complete biodegradability in water or buried landfill, maintaining high strength in the unruptured state.

       The value of the shares issued based on the publicly traded market exceeded $40,000,000. The assigned value to the transaction of $10,000,000 ($8,000 stock and $9,692,000 paid in capital) was determined by management after discounts by determining the estimated fair market value of minimum returns at the date of acquisition.

4.   Intangible Assets
       The marketing right to the Solplax plastic products acquired (see
       Note 3) is being amortized over a fifteen year life. The other intangible asset is costs associated with a stock offering that is amortized over a fifteen-year life.

5.   Note Payable
       The note payable is related to the acquisition described in Note 3. This demand unsecured note is due in the first quarter of 2000.

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operations ended December 31, 1999 and 1998 and the cash flows ended December 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Millennium Plastics Corporation ("Millennium" or the "Company") was incorporated in the State of Nevada. Millennium, through its merger with Graduated Plastics Corporation, acquired the United States patent rights to new and innovative polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. International patent attorneys in Europe and the United States have confirmed that the patent is comprehensive and durable, having been written by the developers of the technology and a scientific team with specialization in PVA polymers. Independent evaluations carried out in London, and Trinity College of Dublin have also endorsed these conclusions.

     The plastics which have been developed have the unique and very marketable characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. Public perception and governmental pressures for plastics which are environmentally friendly are projected to propel the commercial demand for this product.

Results of Operations for the three months ended December 31, 1999

     Total operating expenses from continuing operations were $5,384 for the three months ended December 31, 1999, as compared to the operating expenses of $0 for the three months ended December 31, 1998.

     Increase operating expenses in the current period are a result of professional fees, consulting fees and other expenses related to product research, development and marketing.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of December 31, 1999 (Unaudited)

     As of December 31, 1999, the Company's assets were $11,027,909 and its liabilities were $308,000 resulting in an excess of assets of $10,719,909. Cash was $988,131 at December 31, 1999.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1999. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8-K.

     1.   8-K filed on December 6, 1999
     2.   8-K filed on December 8, 1999

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:/s/ Paul Branagan
     Paul Branagan
     President


Date: February 15,2000