Form 10KSB
period 2000-03-31
MILLENNIUM PLASTICS CORP
filed 2000-06-30
CIK 8504

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: March 31, 2000

                      Commission File Number: 000-30234

                       MILLENNIUM PLASTICS CORPORATION
            (Exact name of registrant as specified in our charter)

Nevada                                                 88-0422242
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                       Identification No.)

5631 S. Pecos Rd.,
Las Vegas, Nevada                                      89120
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number including area code: (702) 454-2121

     Aurora Corporation, 525 South 300 East, Salt Lake City, Utah 84111
               (Former name and former address of Registrant)

      Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average bid and asked price of the common stock on March 31, 2000, as reported on the OTC Bulletin Board, was $53,919,485.

     The number of shares of Common Stock, $0.001 par value, outstanding on June 1, 2000, was 23,978,000 shares, held by approximately 300 stockholders.

                       MILLENNIUM PLASTICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                         FOR THE FISCAL PERIOD ENDED
                               March 31, 1999

                               Index to Report
                               on Form 10-KSB


PART I                                                               Page

Item      1.   Business                                                3-6
Item      2.   Properties                                                6
Item      3.   Legal Proceedings                                         6
Item      4.   Submission of Matters to a Vote of Security Holders       6

PART II

Item      5.   Market for Registrant's Common Equity and Related
               Stockholder Matter                                        6
Item      6.   Management's Discussion and Analysis of Financial
               Condition and Results ofOperation                         7
Item      7.   Financial Statements and Supplementary Data               9
Item      8.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                       9

PART III

Item      9.   Directors and Executive Officers of the Registrant       10
Item      10.  Executive Compensation                                   12
Item      11.  Security Ownership of Certain Beneficial Owners and
               Management                                               12
Item      12.  Certain Relationships and Related Transactions           13

PART IV

Item      13.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                              13

     This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10KSB references to "MILLENNIUM", "we", "us", and "our" refer to MILLENNIUM PLASTICS CORPORATION.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     Millennium Plastics Corporation ("Millennium" or the "Company") a Nevada corporation, formerly Aurora Corporation, through its merger with Graduated Plastics Corporation, acquired the United States patent rights to new and innovative polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. International patent attorneys in Europe and the United States have confirmed that the patent is comprehensive and durable, having been written by the developers of the technology and a scientific team with specialization in PVA polymers. Independent evaluations carried out in London, and Trinity College of Dublin has also endorsed these conclusions. The plastics have the unique and very marketable characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. Public perception and governmental pressures for plastics which are environmentally friendly are projected to propel the commercial demand for this product. Millennium is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

     Millennium has an authorized capitalization of 50,000,000 shares of common stock, $.001 par value per share, and as of June 1, 2000 there were 23,978,000 shares outstanding.

     Effective July 30, 1999, Aurora Corporation, an Oregon corporation, formed on April 2, 1986, merged with and into Echo Services, Inc., a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc. concurrent with the merger with Aurora, changed its name to Aurora Corporation. Aurora filed its form 10SB with the Securities and Exchange Commission on August 30, 1999, and on October 30, 1999 became subject to the reporting requirements of the Securities Exchange Act of 1934. On October 25, 1999 Aurora Corporation changed its name to Millennium Plastics Corporation.

     Pursuant to an Agreement and Plan of Merger dated November 23, 1999 and effective December 6, 1999 between Graduated Plastics Corporation ("Graduated") and Millennium, all of the outstanding shares of common stock of Graduated were exchanged for 6,750,000 shares of common restricted stock of Millennium in a transaction in which Millennium was the surviving company.

     The officers, directors, and by-laws of Millennium continued without change as the officers, directors, and by-laws of the surviving issuer following the merger with Graduated.

     On April 30, 2000 Millennium reached an agreement in principle to acquire 100 percent of Solplax Limited, a subsidiary of SCAC Holdings Corp. ("SCAC"). Millennium will receive back the 8,000,000 restricted shares it issued to SCAC in December of 1999 and will issue 12,000,000 restricted shares to SCAC. It is anticipated that the acquisition will be consummated in July of 2000. Subject to compliance with the provisions of the Securities Act of 1933, as amended, Millennium shall take the necessary steps to enable SCAC to distribute the 12,000,000 shares of Millennium to SCAC shareholders as a dividend on a pro-rata basis. Because Solplax Limited currently holds the worldwide rights (except for the United States and Ireland) to the proprietary Solplax technology for the manufacture and sale of biodegradable plastic products, then Millennium through this acquisition would control the worldwide rights, with the exception of Ireland, to supplement its holding of the U.S. rights to the Solplax technology.


     Millennium is engaged in one reportable industry segment. Financial information regarding this segment is contained in Millennium's financial statements included in this report.

(b) Description of Business

     To date and subsequent to the merger with Graduated, Millennium has focused on the development of biodegradable plastic materials.

                    Product Chemistry and Characteristics

     The new plastic product, termed Solplax, has its technological basis in an improved method for the manufacture of thermoplastic polyvinyl alcohol
(PVA) in combination with other approved food grade additives which are commonly used in commercial and consumer plastic products. Because all of the individual components in Solplax formulations have been in commercial and consumer products for so long, their physical properties and impacts (actual or potential) on the environment have been globally researched and assessed. These components have uniformly been found to be safe, non-toxic and environmentally friendly. The chemical and biological interaction of PVA is therefore well understood and a wide range of reference documents dating back to the 1940's are available for consultation.

     All plastic products manufactured with Solplax polymers are, and will be, entirely biodegradable when disposed of through landfill or into the wider environment. In the biodegradation process, the Solplax plastic decomposes entirely into environmentally benign substances: water (H20), gas
(C02) and air (02) - the molecules necessary for photosynthesis in plants. Articles made from Solplax polymers will biodegrade within a chemically pre-set time frame (several weeks). At the time of disposal, the article need only to be brought into contact with either hot or cold water depending on the basic materials chosen to cause it to dissolve. In about four weeks the dissolved plastic would undergo total biodigestion to carbon dioxide and water, leaving no residues in the environment.

     Pure PVA rapidly degrades in contact with water or moisture which would render it useless for typical industrial, consumer, food and medical uses. Therefore, Solplax is coated with a PVA polymer having novel properties. The patented Solplax process bonds a special coating to one or both sides of the PVA film. This coating makes the overall product impervious to liquid dissolution for its desired-product lifetime. Solplax base polymers offer clients an attractive range of specifications which can be tailored to their planned end use or product application. Chemists can vary the "recipe" for polymers using different combinations and ratios of seven basic constituent ingredients to manufacture eight similar, but different, polymers, which posses distinctive characteristics. This allows the granular polymer that is produced to be specifically tailored to the end-use product which will be manufactured from it. The characteristics which are common to all of the Solplax polymers include:

     Water resistance until dissolution is required;
     Excellent barrier to most odors and non-aqueous liquids;
     Excellent characteristics for heat-sealing applications;
     Patented time-controlled degrading process; and
     Non-toxic, non-carcinogenic and fully biodigestible.

               Solplax Manufacturing and Product Applications

    The Solplax polymers can be produced on generic production machinery and production scaled-up efficiently and economically. The Solplax plastics can be fabricated into articles using known, standard manufacturing processes (e.g., blow molding, injection molding, and cast extrusion) with no risk of thermal degradation.

    The Solplax family of biodegradable plastic polymers have different physical properties and can be used to produce a variety of disposable items, ranging from gossamer shrouds for clothing to firm eating utensils. These also include, amongst many other items; diaper liners, slow release fertilizer pellets, dry goods containers, garbage and compost bags, golf tees, a wide variety of packaging products, shot gun ammunition wadding, swizzle sticks and yokes for beverage cans. Major market sectors who are projected to have a high level of interest in the use of Solplax products include the retail food and beverage industry, food packaging industry, and the military.

                             Marketing Approach

    Plastic products are essential and pervasive in the functioning of modern societies - even in the least economically developed countries. As the use of plastic products, and the resulting mountains of plastic waste grow inexorably, the challenge facing producers, consumers and governments is to find ways to reduce the rate of growth of the "mountains" as well as to find safe, practical methods for disposal of the plastic waste that does accumulate. Because Solplax is degraded and rendered into harmless by-products (dispersed water and C02) and non-toxic organic residues, it is well positioned to play a constructive and profitable role as these problems are faced by the responsible government authorities, and concerned manufacturers and consumers.

                                 Competition

      The Company competes with numerous other plastic suppliers. Many of these competitors have substantially greater resources than the Company. The Company has been successful in finding a niche in the market based upon the biodegradable nature of its product. Should a larger and better financed company decide to directly compete with the Company, and be successful in its competitive efforts, the Company's business could be adversely affected.

                           Trademarks and Patents

     Millennium's United States Patent No. 5,948,848 was acquired under the terms of a merger with Graduated Plastics, Inc. on December 6, 1999. Graduated Plastics, Inc. had acquired the US Patent under the terms and conditions of a "Patent Assignment and Royalty Agreement" entered into on September 30, 1999 with Solplax Limited. The Patent relates to a biodegradable plastics material and to a method for its manufacture. In particular, the patent relates to a biodegradable plastics material comprising a polyvinylacetate/polyvinylalcohol copolymer.

     On April 30, 2000, Millennium entered into an informal agreement to acquire 100% of the shares of Solplax Limited, an Ireland company owning international patent rights for biodegradable plastics, with the exception of Ireland. Upon completion of the transaction with Solplax Limited, Millennium would have control of the international rights of Solplax Limited, excluding Ireland, for biodegradable plastics.

     In addition to the patented technology, all testing by Millennium or others permitted to utilize Millennium's technology is subject to strict privacy and confidentiality controls.

                          Research and Development

     Extensive research and development has been completed by Solplax Limited prior to the acquisition by Graduated and the subsequent acquisition by Millennium. It is anticipated that additional significant research and development will be required to determine the applicability of Millennium biodegradable plastic material to specific uses.

                                  Employees

     Millennium has two part time employees. The management of Millennium believes the relationship with its employees is satisfactory.

ITEM 2.   PROPERTIES

     Millennium Plastics maintains its administrative offices at 5631 S. Pecos Rd., Las Vegas 89120 under an annual lease of $7,000 per month for approximately 6,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2000.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "MPCO". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                    Average Bid         Average Ask
     December 1999  $6.34                $7.90
     January 2000   $6.56               $6.93
     February 2000  $4.09               $4.56
     March 2000     $3.69               $4.18

Note: The Company started trading in December 1999

(b) Holders of Common Stock

     As of March 31, 2000, we had approximately 300 stockholders of the 23,900,000 shares outstanding. The closing bid stock price on June 1, 2000 was $1.25.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Millennium Plastics Corporation ("Millennium" or the "Company"), formerly Aurora Corporation, was incorporated on March 31, 1999 as Clover Crest, Inc. in the State of Nevada. Millennium, through its merger with Graduated Plastics Corporation, acquired the United States patent rights to new and innovative polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. International patent attorneys in Europe and the United States have confirmed that the patent is comprehensive and durable, having been written by the developers of the technology and a scientific team with specialization in PVA polymers. Independent evaluations carried out in London, and Trinity College of Dublin have also endorsed these conclusions.

Results of Operations

     Period for the year ending March 31, 2000

      Prior to the December 6, 1999 merger between Millennium and Graduated, Millennium was considered a Blank Check company with virtually no operations, and thus no financial history for the prior relevant periods.

     Revenues. The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards- No. 7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) developing its strategic plan of operation, (2) developing its market, (3) obtaining sufficient capital to commence full operations, and
(4) completing research and development to determine the applicability of the product to various uses.

      General and Administrative. General and administrative expenses for the year ended March 31, 2000 were $329,924. These costs were primarily the result of expenses related to: (i) going public, and (ii) common stock issued in lieu of cash payments to employees and consultants. Wages were $16,000, professional fees $199,702, travel expenses of $52,183, and administrative expenses of $62,039.

     Net loss for the Company was $485,318 for the year ended March 31, 2000. This increase was the result of increasing activity and related additional expenses discussed above associated with being a development stage enterprise. $166,667 of the $485,318 was allocated to the amortization of patent expense.

Liquidity and Capital Resources

     A critical component of Millennium's operating plan impacting the continued existence of Millennium is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating a positive internal cash flow until such time as Millennium can generate revenues from either license fees from its biodegradable plastic product and/or direct sales of its product, either or both of which may take the next few years to realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, Millennium may have to cease or significantly curtail its operations. This would materially impact our ability to continue operations.

     The receipt of funds to the Company from Private Placement Offerings and loans obtained through private sources are anticipated to offset the near term cash requirements of the Company. Since inception, the Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services. As the Company expands its operational activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

     Over the next twelve months, the Company intends to develop its revenues by releasing its products under development to its target markets. However, the Company will continue the research and development of its products, increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the financial condition of the Company and its Stockholders.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

New Accounting Pronouncements
     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for years beginning after June 15, 2000 and requires comparative information for all fiscal quarters of fiscal years beginning after June 15, 2000. Millennium does not expect the adoption of this statement to have a significant impact on its results of operations, financial position or cash flows.

Year 2000 Matters
     We have had no noticeable impact as the result of the year 2000 problem. As is the case with most other Companies using computers in their operations, we recognize the need to ensure that our operations will not be adversely impacted by software and/or system failures related to such "Year 2000" noncompliance. Within the past twelve months, we have been upgrading components of our own internal computer and related information and operational systems and continue to assess the need for further system redesign and believe we are taking the appropriate steps to ensure Year 2000 compliance. Based on information currently available, we believe that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on our business, financial condition and results of operations in any given year. However, even if our internal systems are not materially affected by the Year 2000 problem, our business, financial condition and result of operations could be materially adversely affected through disruption in the operation of the enterprises with which we interact. There can be no assurance that third party computer products used by us are Year 2000 compliant.

     Since we have not commenced substantial operations, third parties non-compliance with the Year 2000 issue will have minimal impact on us. When contracting with new vendors, manufactures, and plants we intend to pre-establish the third party's compliance with Year 2000 issues.

     The Company has incurred minimal expenses associated with the Year 2000 Problem. As a result the Company being a Development Stage Enterprise, the Company's computer equipment is being purchased as Year 2000 compliant, where possible.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

      The following table sets forth the names and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

NAME                         AGE                  POSITION
Paul T. Branagan             56     President, Secretary/Treasurer and
                                    Director
William E. Lennon            54     Vice President of Product
                                    Development and Director
James L. Arnold              66     Vice President of Operation and
                                    Director
Donato Grieco                64     Director

Duties, Responsibilities and Experience

     Paul T. Branagan (age 56) is the President, Secretary/Treasurer and a member of the Board of Directors of the Company. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada.

     William E. Lennon (age 54) is the Vice President of Development and a member if the Board of Directors of the Company. Mr. Lennon was on the Dean of Students' staff at DePauw University. After leaving DePauw he became the Chairman of the Business Department at Davenport College. Mr. Lennon is presently the CEO and founder of F & L Investment Corporation.

     James L. Arnold (age 66) is the Vice President of Operations and a member of the Board of Directors of the Company. Mr. Arnold graduated from Northeastern University with a B.S. in industrial engineering. From 1997 to the present he has worked as a management consultant. From 1993 until 1997, Mr. Arnold served as President and CEO of Ebtron, Inc.

     Donato A. Grieco (age 64) is a member of the Board of Directors of the Company. Mr. Grieco holds a B.S. in Business & Engineering Administration from the Massachusetts Institute of Technology of Cambridge, Massachusetts. Since 1986, Mr. Grieco has been Vice-President of Mollenberg-Betz, Inc. of Buffalo, New York, a major contractor in the mechanical construction industry, specializing in refrigeration, air conditioning, heating, and industrial process piping systems. Primarily responsible for project cost estimating, along with vendor and sub-contractor soliciting, leading to total project bid presentations.

                    Limitation of Liability of Directors

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit.

This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

               Board of Directors Committees and Compensation

Compensation Committee Interlocks and Insider Participation

     The  Board  of  Directors does not have a Compensation Committee.   Paul
Branagan, President, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended March 31, 2000, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Millennium executive officers and directors, and persons who beneficially own more than ten percent of Millennium's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Millennium with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Millennium and written representations from Millennium executive officers and directors, Millennium believes that during fiscal 2000 all forms 3 and 4 were filed on a timely basis for Millennium executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers and directors during the fiscal year since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table
                                                              Long Term
                             Annual Compensation             Compensation
                                           Other Annual  Restricted
Name and Principal   Year  Salary   Bonus  Compensation     Stock    Options
Position
Paul T. Branagan     2000  $16,000   -0-        -0-          -0-       -0-
William E. Lennon    2000    -0-     -0-        -0-          -0-       -0-
James L. Arnold      2000    -0-     -0-        -0-          -0-       -0-
Donato Grieco        2000    -0-     -0-        -0-          -0-       -0-

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of March 31, 1999 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.




                                      Number       Percent
        Name of Beneficial Owner     of Shares    Of Class
                   (1)                               (2)
        Paul T. Branagan               538,500       2%
        William E. Lennon              120,000       1%
        James L. Arnold                100,000       0%
        Donato Grieco                  150,000       1%
        SCAC Holdings Corp           8,000,000       33%
        All  Directors & Officers      908,500       4%
        as a Group

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of,or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 30, 1999, Aurora Corporation, an Oregon corporation, merged with and into Echo Services, Inc., a Nevada corporation, (formerly Clover Crest, Inc.) with Echo Services, Inc. being the survivor. Echo Services, Inc. concurrent with the merger with Aurora, changed its name to Aurora
Corporation. On October 25, 1999 Aurora Corporation changed its name to Millennium Plastics Corporation.

     Pursuant to an Agreement and Plan of Merger dated November 23, 1999 and effective December 6, 1999 between Graduated Plastics Corporation ("Graduated") and Millennium, all of the outstanding shares of common stock of Graduated were exchanged for 6,750,000 shares of common restricted stock of Millennium in a transaction in which Millennium was the surviving company. Graduated owned the patent rights to biodegradable plastic, which rights were obtained from Solplax Limited, a wholly owned subsidiary of SCAC Holdings on September 30, 1999. Concurrent with the merger, Paul Branagan a director of SCAC was nominated a director and elected president of Millennium. Under the Graduated/Solplax agreement, Graduated was to pay a royalty fee of 5% of the net receipts received by Graduated. On December 1, 1999 Solplax and Graduated entered into an "Addendum to Patent Assignment and Royalty Agreement" wherein Graduated would cause the transfer of $300,000 and 8,000,000 shares of Millennium common stock in exchange for the termination of the 5% royalty provision in the Agreement of September 30, 1999.

     Millennium uses the management and office services of a company owned by Paul Branagan, President and a director. Amounts paid for the year ended March 31, 2000 were $29,200, which approximated the fair market value of those services.

Subsequent Event

     On April 30, 2000 Millennium reached an agreement in principle to acquire 100 percent of Solplax Limited, a subsidiary of SCAC Holdings Corp. ("SCAC"). Millennium will receive back the 8,000,000 restricted shares it issued to SCAC in December of 1999 and will issue 12,000,000 restricted shares to SCAC, subject to registration rights. It is anticipated that the acquisition will be consummated in July of 2000. Subject to compliance with the provisions of the Securities Act of 1933, as amended, Millennium shall take the necessary steps to enable SCAC to distribute the 12,000,000 shares of Millennium to SCAC shareholders as a dividend on a pro-rata basis. Because Solplax Limited currently holds the worldwide rights (except for the United States and Ireland) to the proprietary Solplax technology for the manufacture and sale of biodegradable plastic products, then Millennium through this acquisition would control the worldwide rights, with the exception of Ireland, to supplement its holding of the U.S. rights to the Solplax technology.

      Millennium entered into an agreement to issue 63,000 shares of stock (7,000 shares a month for April through December 2000) to a company that will provide professional services.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO FINANCIAL STATEMENTS

     1.     Independent Auditors Report                            F-1
     2.     Financial Statements:
          Balance Sheet                                            F-2
          Statement of Operation                                   F-3
          Statement of Changes in Stockholders'                    F-4
          Statement of Cash Flows                                  F-5
          Notes to Financial Statements                      F-6 - F-7

                All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          2. During the fiscal year March 31, 2000 the Company filed the following 8-K's.
               8-K filed December 6, 1999
               8-K filed December 8, 1999

          3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
               NONE

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PLASTICS CORPORATION                   DATED: June 30, 2000



By:  /s/ Paul Branagan
     Paul Branagan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Paul Branagan             President           June 30, 2000
Paul Branagan

/s/ William Lennon            Director            June 30, 2000
William Lennon

/s/ James Arnold              Director            June 30, 2000
James Arnold

/s/ Donato Grieco             Director            June 30, 2000
Donato Grieco

Millennium Plastics Corporation
Index To Financial Statements


Report of Independent Certified Public Accountants                    F-1

Balance Sheets, March 31, 2000 and 1999                               F-2

Statement of Operations for the Years Ended March 31, 2000, 1999,
   and 1998 and from inception (April 2, 1986) to March 31, 2000      F-3

Statement of Stockholders' Equity from inception (April 2, 1986)
   to March 31, 2000                                                  F-4

Statement of Cash Flows for the Year Ended March 31, 2000, 1999,
   and 1998 and from inception (April 2, 1986) to March 31, 2000      F-5

Notes to Financial Statements                                   F-6 - F10

             Report of Independent Certified Public Accountants


Stockholders and Directors
Millennium Plastics Corporation
  (A Development Stage Company)


We have audited the accompanying balance sheets of Millennium Plastics Corporation (A Development Stage Company) as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended March 31, 2000 and for the period from inception (April 2, 1986) to March 31, 2000. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation (A Development Stage Company) as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2000 and for the period from inception (April 2, 1986) to March 31, 2000 in conformity with generally accepted accounting principles.


Weaver & Martin, LLC


Kansas City, Missouri
June 13, 2000

                       Millennium Plastics Corporation
                        (A Development Stage Company)
                               Balance Sheets


                                                 March 31,      March 31,
                                                   2000           1999
                                                -----------    ----------
        Assets
        Current assets:
          Cash                                 $   585,854   $         --
                                               -----------   ------------
             Total current assets                  585,854             --
                                               -----------   ------------

        Equipment                                    1,005             --
        Accumulated depreciation                       201             --
                                               -----------   ------------
                                                       804             --
                                               -----------   ------------
        Other assets:
        Intangible asset-patent, net of
        accumulated amortization of
        $166,667 in 2000                         9,833,333             --
                                               -----------   ------------

             Total assets                      $10,419,991   $         --
                                              ============   ============

        Liabilities and stockholders' equity
        Current liabilities:
          Accounts payable                     $   154,138   $         --
          Accrued liabilities                        7,672             --
                                              ------------   ------------
             Total current liabilities             161,810             --
                                              ------------   ------------
        Stockholders' equity:
          Common stock $.001 par value,
          50,000,000
          Shares authorized; 23,900,000 at
          3/31/00
          and 17,000,000 at 3/31/99 shares          23,900         17,000
          issued and outstanding
          Paid in capital                       10,736,599             --
          Deficit accumulated during the         (502,318)       (17,000)
          development stage                     ----------      ---------

             Total stockholders' equity         10,258,181             --
                                                ----------      ---------
             Total liabilities and
             stockholders' equity              $10,419,991   $         --
                                               ===========   ============
                      See notes to financial statements

                       Millennium Plastics Corporation
                        (A Development Stage Company)
                           Statement Of Operations

                                                                  From
                                                                Inception
                                                                 April 2,
                                                                   1986
                                                                 to March
                                Year Ended March 31,                31,
                          ----------------------------------      -------
                              2000          1999        1998        2000
                         ------------ ------------ ------------ -----------
        Revenues        $        --   $       --  $       --   $       --

        Amortization        166,667           --          --      166,667
        of patent
        Wages                16,000           --          --       16,000
        Professional        199,702           --          --      199,702
        fees
        Travel               52,183           --          --       52,183
        Administrative       62,039           --          --       79,039
        expense             --------   ----------  -----------  -----------

        Loss from           496,591           --          --       513,591
        operations

        Interest             11,273           --          --       11,273
        income
                            --------  ----------  -----------  -------------
        Net loss        $ (485,318)   $       --  $       --   $ (502,318)
                        ============ =========== ============ =============
        Net loss per
        share of
        common stock-
        basic and
        diluted         $    (0.02)   $       --  $       --   $   (0.03)
                        =========== ============ ============= ============
        Weighted
        average shares
        outstanding     20,462,500   17,000,000   17,000,000    17,363,000
                        =========== ============ ============= ============

                      See notes to financial statements
                       Millennium Plastics Corporation
                        (A Development Stage Company)
                      Statement of Stockholders' Equity

                        Common Stock             Paid In   Treasury   Deficit
                       ---------------           Capital   Stock      Accumu-
                                                --------  ---------   lated
                                                                      During
                                                                      The
                                                                      Develop-
                                                                      ment
                                                                      Stage
                      Per      Shares      Amount                    -------
                      Share
                   -------- ---------    ---------
Inception                          --    $    --  $       --  $    --  $   --

Shares issued for
Marketing           $ 0.001  17,000,000    17,000         --       --      --

Net loss for the
years ended
March 31, 1987                      --        --          --       --   (17,000)
                            -----------  --------  ---------  -------- --------
Balance March 31,            17,000,000    17,000         --       --   (17,000)
1999

Activity to March                   --       --           --       --      --
31, 1998
                           ------------  --------  ---------  -------- --------
Balance March 31,            17,000,000    17,000        --       --    (17,000)

Activity to March                   --       --          --       --       --
31, 1999

Balance March 31,            17,000,000     17,000       --       --    (17,000)
1999

Shares issued for  $0.050      100,000     100,000     4,900       --      --
services

Shares issued for
acquisition
Of Graduated       $0.152     6,750,000     6,750   1,019,249      --      --
Plastics, Inc.

Shares
contributed by a
Shareholder                       --         --         8,000   (8,000)    --


Shares issued for  $1.213         --         --     9,692,000    8,000     --
patent

Shares issued for  $0.250        50,000        50      12,450       --     --
services

Net loss for the
year ended
March 31, 2000                       --        --       --       --    (485,318)
                              ----------  -------- ----------- -----  ---------
Balance March 31,             23,900,000  $ 23,900 $10,736,599 $ --   $(502,318)
2000                          ==========  ======== =========== =====  =========

                      See notes to financial statements
                       Millennium Plastics Corporation
                        (A Development Stage Company)
                           Statement Of Cash Flows

                                   Year Ended March 31,          From
                                  ---------------------          Inception
                                                                 April 2,
                                                                 1986
                                                                 to March
                               2000          1999        1998    31,2000
                            -----------   -----------  --------  ---------
Cash flows from operating
activities:
  Net loss                 $  (485,318)  $       --  $      --  $ (502,318)

  Adjustments to
reconcile net loss to
cash used by
operating activities:
  Depreciation and              166,868          --         --     183,868
amortization
     Issuance of stock          17,500          --         --      17,500
for services
  Changes in assets and
liabilities-
     Accounts payable           74,808          --         --      74,808
     Accrued liabilities         7,672          --         --       7,672
                             ---------   ---------  -----------  ----------
Cash used in operating        (218,470)          --         --    (218,470)
activities                   ---------  ---------- ------------- ----------

Investing activities:
  Purchase of equipment        (1,005)          --         --     (1,005)

Cash used in investing         (1,005)          --         --     (1,005)
activities

Financing activities:
  Payments on acquired        (220,670)          --         --    (220,670)
patent
  Stock issued for            1,025,999          --         --    1,025,999
acquisition
                             ----------- -------------  -------- ----------
Cash provided from             805,329          --         --     805,329
financing activities
                             ---------- ------------- --------- -----------
Increase in cash and cash      585,854          --         --     585,854
equivalents

Cash and cash                       --          --         --          --
equivalents, beginning
                           ----------- ------------- ---------- ----------
Cash and cash              $   585,854  $       --  $      --  $  585,854
equivalents, end
                           ========== ============= ========== ==========

Interest paid              $        --  $       --  $      --  $       --
Income tax paid                     --          --         --          --



                      See notes to financial statements

                      Millennium Plastics Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

  Organization
     Effective July 30, 1999, Aurora Corporation, an Oregon corporation, formed on April 2, 1986, merged with and into Echo Services, Inc., a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc., concurrent with the merger with Aurora, changed its name to Aurora Corporation. Aurora filed its form 10SB with the Securities and Exchange Commission on August 30, 1999, and on October 30, 1999 became subject to the reporting requirements of the Securities and Exchange Act of 1934. On October 25, 1999, Aurora Corporation changed its name to Millennium Plastics Corporation.

     The Company owns patent rights to market, manufacture, and distribute Solplax, a fully biodegradable plastic product.

  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations, or cash flows.

  Cash Equivalents
     The Company's cash equivalents consist principally of any financial instrument with maturities of generally three months or less.

  Equipment
     Equipment is carried at cost. Depreciation is on the straight-line method, based on the useful life (5 years) of the asset.

     Maintenance and repairs are charged to operations as incurred.

  Accounting Method
     The Company recognizes income and expense on the accrual method of accounting.

  Income Taxes
     The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                     Millennium Plastics Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements



  Intangible Asset - Patent
     The cost of the patent acquired is being amortized on the straight-line method over fifteen years.

  Estimated Fair Value of Financial Instruments
     The  information  set forth below provides disclosure of  the  estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2000. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of March 31, 2000 or that will be realized in the future.

     The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximated fair values or they are receivable or payable on demand.

  Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company has cash balances in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits risk.

  Net Loss Per Common Share
     The Company computes loss per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

     The Company's potentially issuable shares of common stock pursuant to an outstanding payable (see Note 5) that will be paid in stock are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

                        Millennium Plastics Corporation
                        (A Development Stage Company)
                        Notes to Financial Statements


  Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Note 2 - Development Stage Company

     The  Company  is  a  development  stage company.   It  is  concentrating
     substantially all of its efforts in raising capital and establishing business operations in order to generate significant revenues.

Note 3 - Acquisition

     On December 6, 1999, MPCO acquired Graduated Plastics, Inc. (GPI) in a business combination accounted for as a purchase. GPI was a developmental stage company with no business operations. The total cost of acquisition was $1,025,999 which represented the fair market value of assets acquired. MPCO issued 6,750,000 shares of stock for the outstanding stock of GPI and the majority shareholder of MPCO contributed as paid in capital 8,000,000 shares of MPCO. The difference between the par value of MPCO stock and the assets acquired was recorded as paid in capital for MPCO. GPI was dissolved after the merger.

     If the acquisition would have occurred on April 1, 1997 there would be no activity in fiscal year ending March 31, 1998, and 1999. Fiscal year ending March 31, 2000 would have a loss of $486,819 and loss per share basic and diluted would be $.02.

                      Millennium Plastics Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements


Note 4 - Intangible Asset - Patent

     On September 30, 1999, Graduated Plastics, Inc. entered into a mandatory agreement with SCAC Holdings, Corp. assigning a United States patent in consideration for a fee equal to 5% of the net receipts received by the assignee.

     On December 1, 1999 MPCO added an addendum to the patent assignment and royalty agreement whereas SCAC Holdings, Corp. received 8,000,000 shares of MPCO stock and a $300,000 payable for consideration for the termination of the 5% royalty.

     The assigned value to the transaction of $10,00,000 ($8,000 stock, $9,692,000 paid in capital, and $300,000 payable) was determined by management after discounts by determining the estimated fair market value of the publicly traded market and the value that would be received if the shares were sold.

     At March 31, 2000, approximately $79,000 remained unpaid in the payable to SCAC Holdings Corp.

Note 5 - Stock Transactions

     Stock was issued for consulting services for an assigned value of $5,000 for 100,000 shares. Stock was issued for legal services for an assigned value of $12,500 for 50,000 shares.

     Pursuant to an agreement in December 1999, MPCO will place in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 month to be issued based on the performance of services. At March 31, 2000 no shares were issued, although 57,000 shares were earned. The shares were issued subsequent to year-end. A payable was recorded for the earned shares. The services were assigned a value equal to $1.25 per share. If the shares would have been issued prior to March 31, 2000, the loss per share would remain at $.02 per basic and diluted outstanding share.

Note 6 - Income Taxes

     The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

                       Millennium Plastics Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements


     As of March 31, 2000 the Company had a net operating loss carry forward for Federal income tax reporting purposes amounting to approximately $318,000 which expire in to 2015.

     The components of the deferred tax asset as of March 31, 2000 was as follows:

                                                       2000
                                                  ----------
Benefit of net operating loss carry forwards.     $  108,000
Less valuation allowance.                            108,000
                                                  ----------
Net deferred tax assets.                          $       --
                                                  ==========
     As of March 31, 2000 sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a valuation allowance has been established.

Note 7 - Contingency

     The company has an agreement to issue 63,000 shares of stock (7,000 shares a month for April through December 2000) to a company that will provide professional services.

Note 8 - Related Party Transactions

     The Company uses the management and office services of a company owned by an officer. Amounts paid for the services for the year ended March 31, 2000 was $29,200, which approximated the fair market value of those services.

Note 9 - Subsequent Events

     On April 30, 2000 MPCO entered into an agreement with SCAC Holdings Corp. (SCAC) to acquire all of the outstanding stock of Solplax Limited, a wholly owned subsidiary of SCAC. MPCO will receive back the 8,000,000 restricted shares they issued to SCAC in December 1999 and will issue
     12,000,000 restricted shares to SCAC. For the six month period ended April 30, 2000 Solplax had no revenue, a loss of approximately $28,000, and assets of approximately $100,000. It is anticipated the acquisition will be consummated in the second quarter of fiscal year 2001.