Form 10QSB
period 2000-06-30
MILLENNIUM PLASTICS CORP
filed 2000-08-14
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2000      Commission file number 000-30234




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

                             Yes      X       No


      As of June 30, 2000, there were 23,900,000 shares of common stock outstanding.

                       MILLENNIUM PLASTICS CORPORATION
                            FOR THE QUARTER ENDED
                                JUNE 30, 2000

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 2000                    3

               Statement of Shareholders' Equity
               ending June 30, 2000                                 4

               Income Statement
               ending June 30, 2000                                 5

               Statement of Cash Flows
               ending June 30, 2000                                 6

               Notes to Financial Statements
               Ending June 30, 2000                                 7-10

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation         11-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                    12

     Item 2.   Changes in Securities                                12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                    12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                     12

     Item 5.   Other Information                                    12

     Item 6.   Exhibits and Reports of Form 8-K                     12

      SIGNATURES                                                     13

                       MILLENNIUM PLASTICS CORPORATION
                                BALANCE SHEET
                                JUNE 30, 2000

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                    June 30,      March 31,
                                                     2000           2000
ASSETS
CURRENT ASSETS:
  Cash in bank                                 $     369,278 $       585,854
                                             --------------- ---------------
     TOTAL CURRENT ASSETS                             369,278         585,854

PROPERTY AND EQUIPMENT
  Equipment                                             1,589           1,005
  Less:  Accumulated Depreciation                         280             201
                                             ---------------- ---------------
   NET PROPERTY AND EQUIPMENT                           1,309             804

OTHER ASSETS
  Patent                                           10,000,000      10,000,000
  Less:  Accumulated Amortization-Patent              333,334         166,667
                                           ------------------ ---------------
  Patent-net of accumulated amortization            9,666,666       9,833,333

  Use/Sales Tax Deposits                                  109               -
                                           ------------------ ---------------
   TOTAL OTHER ASSETS                               9,666,775       9,833,333
                                           ----------------- ----------------
   TOTAL ASSETS                                $  10,037,362 $    10,419,991
                                           =================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES
  Accounts Payable                             $      92,534 $       154,138
  Accrued Liabilities                                   3,677           7,672
                                              -------------- ----------------
      TOTAL CURRENT LIABILITIES                        96,211         161,810
                                             ---------------- ---------------
LONG-TERM LIABILITIES
      TOTAL LONG-TERM LIABILITIES                           -               -
                                             ---------------- ---------------
      TOTAL LIABILITIES                                96,211         161,810
                                             ---------------- ---------------

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; 50,000,000
      shares authorized; 23,900,000 shares
issued
      and outstanding                                  23,900          23,900
      Paid in Capital                              10,736,599      10,736,599
      Deficit accumulated during the
      development stage                             (819,348)       (502,318)
                                                -------------  --------------
      TOTAL STOCKHOLDERS' EQUITY                    9,941,151      10,258,181
                                               -------------- ---------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $  10,037,362 $    10,419,991
                                               ============= ===============

                     See notes to financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            ENDING JUNE 30, 2000
                                                                   Deficit
                                                                 Accumulated
                        Common Stock                             During The
                   Per                        Paid In   Treasury Development
                  Share   Shares    Amount    Capital     Stock     Stage
                      $          $        $           $ $         $
Inception         0.000          -        -           -       -          -
Shares issued     0.001 17,000,000   17,000
for marketing
Net loss for the                 -
years ended
March 31, 1987                   -                                  (17,000)
                 -----------------------------------------------------------
Balance March           17,000,000   17,000                         (17,000)
31, 1987
Activity to                      -                                         -
                ------------------------------------------------------------
March 31, 1998
Balance March           17,000,000   17,000                         (17,000)
31, 1998
Activity to                      -
               -------------------------------------------------------------
March 31, 1999
Balance March           17,000,000   17,000                         (17,000)
31, 1999
Shares issued     0.050    100,000      100       4,900                  405
for services
Shares issued                                                            268
for acquisition
of Graduated      0.152  6,750,000    6,750   1,019,249
Plastics, inc.
Shares
contributed by a
shareholder                                       8,000  (8,000)
Shares issued     1.213                       9,692,000    8,000
for patent
Shares issued     0.250     50,000       50      12,450
for services
Net loss for the
year ended
March 31, 2000                                                     (485,318)
                ------------------------------------------------------------
Balance March           23,900,000   23,900  10,736,599            (502,318)
31, 2000
Activity to June                                                   (317,030)
30, 2000
                  ----------------------------------------------------------
Balance June 30,
2000                   23,900,000   $23,900  $10,736,599          $(819,348)
                  ==========================================================

                     See notes to financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                              INCOME STATEMENT
                            ENDING JUNE 30, 2000

                                                          Three months ended
                                                               June 30, 2000
REVENUES

  Revenues                                               $
                                                                           -
                                                          ------------------
 Total Revenues
                                                                           -

EXPENSES
Amortization of Patent                                                 166,667
Wages                                                                   29,509
Professional Fees                                                       16,781
Travel                                                                  11,556
Administrative expenses                                                100,876
                                                           -------------------
  Total Expenses                                                       325,389
                                                           -------------------
Loss from Operations                                                 (325,389)

  Interest Income                                                        8,359

NET LOSS                                                 $          (317,030)
                                                          ====================
Net loss per share of common stock-basic and diluted                   0.0133
                                                           ==================
  Shares outstanding                                                23,900,000
                                                          ====================

                     See notes to financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                           STATEMENT OF CASH FLOWS
                            ENDING JUNE 30, 2000

                                           Three Months       Year Ended
                                               Ended
                                           June 30, 2000    March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 $       (317,030) $        (485,318)
Adjustments to reconcile net income to
net cash
provided by operating activities:
Depreciation and Amortization                     166,746            166,868
Issuance of stock for services                          -             17,500
Changes in assets and liabilities:
Deposits                                            (109)                  -
Accounts payable                                 (61,604)             74,808
Accrued liabilities                               (3,995)              7,672
                                         ----------------  -----------------
Cash used in operating activities               (215,992)          (218,470)
                                         ----------------  -----------------
Investing activities:
Purchase of equipment                               (584)            (1,005)
                                         ----------------  -----------------
Cash used in investing activities                   (584)            (1,005)
                                         ----------------  -----------------
Financing activities:
Payments on acquired patent                             -          (220,670)
Stock issued for acquisition                            -          1,025,999
                                          ---------------  -----------------
Cash provided from financing activities                 -            805,329
Increase (decrease) in cash and cash            (216,576)            585,854
equivalents
Cash and cash equivalents, beginning              585,854                  -
                                           --------------  -----------------
Cash and cash equivalents, ending           $     369,278     $      585,854
                                          ---------------  -----------------
Interest paid                                           -                  -
Income tax paid                                         -                  -
                                           ==============  =================

Note 1 - Summary of Significant Accounting Policies

     Organization

     Aurora Corporation (Aurora) was incorporated April 2, 1986. On July 15, 1999, Aurora was merged into Echo Services, Inc. (Echo). On November 23, 1999, Echo changed its name to Millennium Plastics Corporation (MPCO).

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

     Note 3 - Acquisition

     On November 23, 1999, MPCO acquired Graduated Plastics, Inc. (GPI) in a business combination accounted for as a purchase. GPI was a developmental stage company with no business operations. The total cost of acquisition was $1,025,999 which represented the fair market value of assets acquired. MPCO issued 6,750,000 shares of stock for the outstanding stock of GPI and the majority shareholder of MPCO contributed as paid in capital 8,000,000 shares of MPCO. The difference between the par value of MPCO stock and the assets acquired was recorded as paid in capital for MPCO. GPI was dissolved after the merger.

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

     The components of the deferred tax asset as of March 31, 2000 was as follows:

                                                                        2000
     Benefit of net operating loss carry forwards.                $  108,000
     Less valuation allowance.                                       108,000
     Net deferred tax assets.                                      $      --

     As of March 31, 2000 sufficient uncertainty exists regarding the reliability of these operating loss carry forwards and, accordingly, a valuation allowance has been established.

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

     Note 9 - Subsequent Events

     On April 30, 2000 MPCO entered into an agreement with SCAC Holdings Corp. (SCAC) to acquire all of the outstanding stock of Solplax Limited, a wholly owned subsidiary of SCAC. MPCO will receive back the 8,000,000 restricted shares they issued to SCAC in December 1999 and will issue 12,000,000 unrestricted shares to SCAC. It is anticipated the merger will be consummated in the second quarter of fiscal year 2001.

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

Results of Operations for the three months ended June 30, 2000

     Total operating expenses from continuing operations were $325,389 for the three months ended June 30, 2000. Increase operating expenses in the current period are a result of professional fees, administrative expenses and other expenses related to product research, development and marketing.

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

Liquidity and Capital Reserves

As of June 30, 2000 (Unaudited)

     As of June 30, 2000, the Company's assets were $10,037,362 and its liabilities were $96,211 resulting in an excess of assets of $9,941,151. Cash was $369,278 at June 30, 2000.

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

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:/s/ Paul Branagan
     Paul Branagan
     President


Date: August 14, 2000