Form 10QSB
period 2000-09-30
MILLENNIUM PLASTICS CORP
filed 2000-12-01
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2000  Commission file number 000-30234




                       Millennium Plastics Corporation
                      ------------------------------------
           (Exact name of registrant as specified in its charter)



Nevada                                            88-0422242
--------                                          --------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

6265 S. Stevenson Way
Las Vegas, Nevada                                 89120
------------------------                          ---------
(Address of principal executive offices)          (Zip Code)


                               (702) 454-2121
                             ------------------
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X       No


   As of September 30, 2000, there were 15,999,000 shares of common stock outstanding.

 An additional 12,000,000 shares were due the seller of Solplax Limited, but unissued as of September 30, 2000.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2000       3

               Statement of Shareholders' Equity
               ending September 30, 2000                    4-5

               Statement of Operations
               ending September 30, 2000                    6

               Statement of Cash Flows
               ending September 30, 2000                    7

               Notes to Financial Statements
               Ending September 30, 2000                    8-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation 10

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            11

     Item 2.   Changes in Securities                        11

     Item 3.   Defaults by the Company upon its
               Senior Securities                            11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             12

     Item 5.   Other Information                            12

     Item 6.   Exhibits and Reports of Form 8-K             12

     SIGNATURES                                             13

                       MILLENNIUM PLASTICS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2000


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                          September 30, 2000   March 31, 2000
                                             Unaudited            Audited
                                       ----------------------    ------------
ASSETS
CURRENT ASSETS:
Cash                                   $            15,281  $        585,854
Receivables                                         39,919                 -
                                          ----------------    ---------------
TOTAL CURRENT ASSETS                                 55,200           585,854

PROPERTY AND EQUIPMENT
Equipment                                            48,634             1,005
Less:  Accumulated Depreciation                      29,692               201
                                          -----------------    --------------
NET PROPERTY AND EQUIPMENT                           18,942               804

OTHER ASSETS
  Intangible asset-patent, net of
accumulated
   Amortization, 9/30/00-$7,596;                     61,995         9,833,333
3/31/00-$166,667
  Cost in excess of net assets of
acquired business
    Net of accumulated amortization,              9,842,619                --
9/30/00-$32,919                            ---------------    --------------
TOTAL OTHER ASSETS                                9,904,614         9,833,333
                                       --------------------   ---------------
TOTAL ASSETS                           $          9,978,756  $     10,419,991
                                          ==================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                       $            50,780  $         154,138
Notes payable to individuals                         39,310                --
Accrued Liabilities                                   5,517             7,672
                                     ---------------------  -----------------
TOTAL CURRENT LIABILITIES                            95,607           161,810
                                     ---------------------  -----------------
Long-Term debt                                       32,275                 --
                                     ---------------------- -----------------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000
  Shares authorized; issued and
outstanding:
   15,999,000 shares at 9-30-2000                    15,999
   23,900,000 shares at 3-31-2000                                      23,900
Common stock not issued at 9/30/00 but
owed to
   Seller of acquired company,                       12,000                --
12,000,000 shares
Paid in Capital                                  10,901,080        10,736,599
Deficit accumulated during the                  (1,078,205)         (502,318)
development stage
                                                --------------- ------------
TOTAL STOCKHOLDERS' EQUITY                        9,850,874        10,258,181
                                                --------------- -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $         9,978,756    $     10,419,991
                                       ===================   =================

          See notes to condensed consolidated financial statements.

                       MILLENIUM PLASTICS CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Common Stock
                            -------------------------------------------------
                                                              Not Issued
                                                             But Owed for
                                                               Acquired
                              Per                               Business
                             Share      Shares      Amount
                           ----------- ------------ ---------- --------------
  Inception-shares issued    $0.001     17,000,000    $17,000  $        --
for marketing                           ----------- ---------- --------------
 Net loss for the years                        --         --           --
ended March 31, 1987
Balance March 31, 1987                 17,000,000     17,000           --
Activity to March 31, 1998                     --         --           --
                                        ----------- ---------- --------------
Balance March 31, 1998                 17,000,000     17,000           --
Activity to March 31, 1999                     --         --           --
                                       ----------- ---------- ---------------
Balance March 31, 1999                 17,000,000     17,000           --
Shares issued for services   0.050        100,000        100           --
Shares issued for
acquisition
     of Graduated Plastics,  0.152      6,750,000      6,750           --
inc.
Shares contributed by a                        --         --           --
shareholder
Shares issued for patent     1.213             --         --           --
Shares issued for services   0.250         50,000         50           --
 Net loss for the year ended                   --         --           --
March 31, 2000                         ----------- ------------- ------------
Balance March 31, 2000                 23,900,000     23,900           --
  Unaudited after March
31,2000
Activity to September 30,
2000
     Shares issued for       1.250         99,000         99           --
services
Shares unissued but owed to
  seller of acquired                           --         --       12,000
business
Shares cancelled by
agreement
  to acquire Solplax Limited          (8,000,000)    (8,000)           --
 Net loss of six months                        --         --           --
ended September 30, 2000            -------------- ---------- -------------
Balance September 30, 2000             15,999,000  $  15,999      $12,000
                                   ============== ========== ==============

         See notes to condensed consolidated financial statements.

                       MILLENIUM PLASTICS CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (CONTINUED)

                                    Paid In      Treasury      Deficit
                                    Capital        Stock     Accumulated
                                                              During The
                                                             Development
                                                                Stage
                                 ------------ ------------ ---------------
     Inception-shares issued    $          --   $        -- $          --
   for marketing
    Net loss for the years                 --            --      (17,000)
   ended March 31, 1987           ------------ ------------ -------------
   Balance March 31, 1987                  --            --      (17,000)
   Activity to March 31, 1998              --            --            --
                                  ----------- ------------- -------------
   Balance March 31, 1998                  --            --      (17,000)
   Activity to March 31, 1999              --            --            --
                                  ----------- ------------- -------------
   Balance March 31, 1999                  --            --      (17,000)
   Shares issued for services           4,900            --            --
   Shares issued for
   acquisition
        of Graduated Plastics,      1,019,249            --            --
   inc.
   Shares contributed by a              8,000       (8,000)            --
   shareholder
   Shares issued for patent         9,692,000         8,000            --
   Shares issued for services          12,450            --            --
    Net loss for the year                  --            --     (485,318)
   ended  March 31, 2000           ---------- --------------- -----------
   Balance March 31, 2000          10,736,599                   (502,318)
     Unaudited after March
   31,2000
   Activity to September 30,
   2000
   Shares issued for services         123,651            --            --
   Shares unissued but owed to
   seller of acquired business      9,588,386            --            --
   Shares cancelled by
   agreement
   to acquire Solplax Limited     (9,547,556)            --            --
    Net loss of six months                 --            --     (575,887)
   ended September 30, 2000      --------------- ------------ ------------
   Balance September 30, 2000     $10,901,080    $       --  $(1,078,205)
                                 =============== ========== ==============

          See notes to condensed consolidated financial statements.

                      MILLENNIUM PLASTICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED


                       Three Months Ended     Six Months Ended        From
                          September 30          September 30        Inception
                                                                  April 2, 1986
                                                                       to
                                                                  September 30
                    ----------------------  ------------------ ---------------
                        2000       1999       2000        1999        2000
   Revenues          $       --  $        -- $       --  $       --   $    --

   Amortization of     111,110          --    277,777          --      444,444
   patent
   Amortization of
   cost in excess
   of net
   assets of            32,919          --     32,919          --       32,919
   acquired
   business
   Wages                26,282          --     55,791          --       71,791
   Professional         70,133          --    113,164          --      312,866
   fees
   Travel               24,427          --     35,983          --       88,166
   Administrative       28,041          --     68,917          --      147,956
   expense            ------------ ----------- ----------- --------- ----------
   Loss from         (292,912)              (584,551)              (1,098,142)
   operations                           --                     --

 Interest income         305          --      8,664          --       19,937
                    -------------- ---------- ------------ ---------- ---------
 Net loss          $(292,607)  $       --  $(575,887)  $      --    $(1,078,205)
                     ==========  ========== ==========  ========== ============
 Net loss per
 share of common
 stock-basic and   $   (0.01)  $       --  $   (0.02)  $      --    $     (0.06)
 diluted
                     ==========  ========== ==========  ==========  ===========
   Weighted average  25,318,330  17,000,000 25,292,333  17,000,000   18,192,800
   shares
   outstanding
                     ==========  ========== ==========  ========== ============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED
                                                             From Inception
                                    Six Months Ended          April 2, 1986
                                      September 30            September 30
                              ---------------------------    ------------
                                    2000           1999             2000
                              ---------------------------    ------------
Cash flows from operating
activities:
  Net Loss                   $  (575,887)   $         -  $    (1,078,205)
  Adjustments to reconcile
net income to net cash
  provided by operating
activities:
    Depreciation and              310,855             -           494,723
Amortization
    Issuance of stock for         123,750             -           141,250
services
  Changes in assets and
liabilities:
    Accounts payable            (142,077)             -            12,061
    Accrued liabilities           (2,155)             -             5,517
                             ------------- ------------------ --------------
  Cash used in operating        (285,514)             -         (424,654)
activities                    ------------ ------------------ --------------

Investing activities:
  Acquisition of Solplax        (284,475)                       (284,475)
Limited
  Purchase of equipment             (584)             -           (1,589)
Cash used in investing          (285,059)             -         (286,064)
activities

Financing activities:
  Payments on acquired                  -             -         (300,000)
patent
  Stock issued for                      -             -         1,025,999
acquisition                  -------------- -------------- ----------------
Cash provided from financing            -             -           725,999
activities
Increase (decrease) in cash     (570,573)             -            15,281
and cash equivalents
Cash and cash equivalents,        585,854             -                 -
beginning                     ----------- ----------------- ---------------
Cash and cash equivalents,   $     15,281   $         -  $         15,281
ending                      ============= =============== ================

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements at September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations and cash flows for the three months and six months ended September 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2000.

Note 2-Commitments and Contingencies

Going Concern
     The accompanying unaudited condensed consolidated financial statements at September 30, 2000 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent on the testing of its biodegradable plastics before it can begin commercial operations. The Company's cash position may be inadequate to pay all of the costs associated with the full range of testing required. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3- Stock Transactions

     Pursuant to an agreement in December 1999, MPCO placed in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 month to be issued based on the performance of services. At September 30, 2000 99,000 shares were earned and issued. The services were assigned a value equal to $1.25 per share.

     The Board of Directors approved a stock option plan on September 25, 2000. The total number of options that can be granted under the Plan will not exceed 1,000,000 shares and will be priced at 85% of the fair market value of the stock on the date of grant. Officers, directors and employees are eligible for incentive stock options. Officers, directors, employees, consultants and other service providers are eligible for nonqualified options. The options have a maximum term of ten years.

Note 4 - Acquisition of Solplax Limited

     On September 25, 2000, the Company acquired all of the outstanding shares of stock of Solplax Limited (Solplax) in exchange for 12,000,000 shares of Company stock. The value assigned to the transaction was $9,884,861 and consisted of the approximate fair market value of the shares exchanged, an advance of $284,475 previously made to Solplax and the receipt of a $250,386 receivable from Solplax held by the seller. In conjunction with this transaction the seller returned 8,000,000 shares of the Company that was subsequently cancelled and the Company returned the patent previously acquired from the seller. The patent is owned by Solplax. The acquisition was recorded under the purchase method of accounting and, therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. The results of operations from the date of acquisition will be included in the results of the consolidated results of the Company from the acquisition date. There was no significant activity from the date of acquisition to September 30, 2000.

     The excess of the acquisition price over the value of the net assets acquired has been recorded as goodwill and totaled $9,875,538. Goodwill and other intangible assets are being amortized on a straight-line basis over their useful lives, which range from 15 to 25 years.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Solplax acquisition had been completed at the beginning of the period presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                            From Inception
                              Six Months Ended             April 2, 1986 to
                              September 30, 2000          September 30, 2000
Revenues                             $       ---              $          ---
Net Loss                                  608,787                  1,828,368
Earnings Per Share Basic and Diluted        (.02)                       (.10)

         The shares that were not issued on the acquisition date have been recorded in capital stock and paid in capital and are used in the earnings per share calculations. The shares were issued on November 16, 2000.

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

     On September 25, 2000, the Company acquired all of the outstanding shares of stock of Solplax Limited (Solplax) in exchange for 12,000,000 shares of Company stock.

     The plastics which have been developed have the unique and very marketable characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. Public perception and governmental pressures for plastics which are environmentally friendly are projected to propel the commercial demand for this product.

Results of Operations for the six months ended September 30, 2000

     The Company's net loss was $575,887 or $.02 per share for the six months ended September 30, 2000. Revenues for the six months ended September 30, 2000 were non-existent, reflecting the Company's development stage of operations.

     General and administrative expenses were $551,632 for the six months ended September 30, 2000, consisting of wages of $55,791, professional fees of $113,164, travel expenses of $35,983, administrative expenses of $68,917, and amortization of patent of $277,777. Total operating expenses from continuing operations were $292,912 for the three months ended September 30, 2000.

     Interest Income was $8,664 for the six months ended September 30, 2000.

Liquidity and Capital Reserves

As of September 30, 2000 (Unaudited)

     As of September 30, 2000, the Company's assets were $9,978,756 and its current liabilities were $95,607 resulting in an excess of assets of $9,883,149. Cash was $15,281 at September 30, 2000.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Trends and Uncertainties

    Demand for the Company's products will be dependent on, among other things, the ability of the Company to establish a recognition in the marketplace as to the existence of a biodegradable plastic with the characteristics of Millennium's products.

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

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     On April 30, 2000 MPCO entered into an agreement with SCAC Holdings Corp. (SCAC) to acquire all of the outstanding stock of Solplax Limited, a wholly owned subsidiary of SCAC in exchange for 12,000,000 restricted shares to SCAC. The 12,000,000 shares are subject to a registration rights agreement and once registered with the SEC pursuant to the Securities Act of 1933, SCAC will distribute the shares to its stockholders as a dividend on a pro-rata basis. The merger was consummated on September 25, 2000 and the shares will be issued subsequent to September 30, 2000.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     On September 25, 2000 at the annual stockholders meeting, stockholders approved the Acquisition Agreement between the Company and SCAC for the acquisition of Solplax Limited, nominated and elected (5) directors, Paul Branagan, James Arnold, Jocelyn Carnegie, William Lennon and Donato Grieco, approved the 2000-2001 Stock Option Plan, reaffirmed Weaver & Martin as independent auditors and approved the next meeting of stockholders to be held in September, 2001.

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8-K.

     None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:  /s/ Paul Branagan
     ------------------
     Paul Branagan
     President


Date: December 1, 2000