Form 10QSB/A
period 2000-06-30
MILLENNIUM PLASTICS CORP
filed 2000-12-06
CIK 8504

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

Yes X No

As of June 30, 2000, there were 23,978,000 shares of common stock outstanding.

INDEX

PART I - FINANCIAL INFORMATION                                            Page No.

MILLENNIUM PLASTICS CORPORATION
CONDENSED BALANCE SHEET
JUNE 30, 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
CURRENT ASSETS:
Cash in bank	$369,278	$585,854
Receivable from affiliate	60,000	--
TOTAL CURRENT ASSETS	429,278	585,854

PROPERTY AND EQUIPMENT
Equipment	1,589	1,005
Less: Accumulated Depreciation	281	201
NET PROPERTY AND EQUIPMENT	1,308	804

OTHER ASSETS
Intangible asset-Patent	10,000,000	10,000,000
Less: Accumulated Amortization-Patent	333,334	166,667
Patent-net of accumulated amortization	9,666,666	9,833,333
TOTAL OTHER ASSETS	9,666,666	9,833,333
TOTAL ASSETS	$10,097,252	$10,419,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$21,175	$154,138
Accrued Liabilities	3,676	7,672
TOTAL CURRENT LIABILITIES	24,851	161,810

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized;
23,978,000 shares issued and outstanding 6/30/00	23,978
23,900,000 shares issued and outstanding 3/31/00		23,900
Paid in Capital	10,834,021	10,736,599
Deficit accumulated during the development stage	(785,598)	(502,318)
TOTAL STOCKHOLDERS' EQUITY	10,072,401	10,258,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,097,252	$10,419,991

See notes to condensed financial statements.

MILLENNIUM PLASTICS CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	Common Stock			Paid In Capital	Treasury Stock	Deficit Accumulated During The Development Stage

	Per Share	Shares	Amount

	$	$	$	$	$	$
Inception-Shares issued for marketing	0.001	17,000,000	17,000	--	--	--
Net loss for the years ended March 31, 1987		--	--	--	--	(17,000)
Balance March 31, 1987		17,000,000	17,000	--	--	(17,000)
Activity to March 31, 1998		--	--	--	--	--
Balance March 31, 1998		17,000,000	17,000	--	--	(17,000)
Activity to March 31, 1999		--	--	--	--	--
Balance March 31, 1999		17,000,000	17,000	--	--	(17,000)
Shares issued for services	0.050	100,000	100	4,900	--	--
Shares issued for acquisition of Graduated Plastics, inc.	0.152	6,750,000	6,750	1,019,249	--	--
Shares contributed by a shareholder		--	--	8,000	(8,000)	--
Shares issued for patent	1.213	--	--	9,692,000	8,000	--
Shares issued for services	0.250	50,000	50	12,450	--	--
Net loss for the year ended March 31, 2000		--	--	--	--	(485,318)
Balance March 31, 2000		23,900,000	23,900	10,736,599	--	(502,318)
Unaudited after March 31, 2000
Shares issued for services	1.250	78,000	78	97,422	--	--
Net loss for the quarter ended June 30, 2000		--	--	--	--	(283,280)
Balance June 30, 2000		23,978,000	$ 23,978	$ 10,834,021	$ --	$ (785,598)

See notes to condensed financial statements.

MILLENNIUM PLASTICS CORPORATION
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED
	Three Months Ended June 30,		From Inception April 2, 1986 to June 30 2000

	2000	1999
Revenues	$--	$--	$--

Amortization of patent	166,667	--	333,334
Wages	29,509	--	45,509
Professional fees	43,031	--	242,733
Travel	11,556	--	63,739
Administrative expenses	40,876	--	119,915
Loss from operations	(291,639)	--	(805,230)

Interest income	8,359	--	19,632
Net loss	$(283,280)	$--	$(785,598)

Net loss per share of common
Stock-based and diluted	$(0.01)	$--	$(0.04)

Weighted average shares outstanding	23,939,000	17,000,000	17,925,000

See notes to condensed financial statements.

MILLENNIUM PLASTICS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED
	Three Months Ended June 30,		From Inception April 2, 1986 to June 30 2000

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:	$(283,280)	$--	$(785,598)
Net Loss
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	166,747	--	350,615
Issuance of stock for services	97,500	--	115,000
Changes in assets and liabilities:
Receivable from affiliate	(60,000)	--	(60,000)
Accounts payable	(132,963)	--	21,175
Accrued liabilities	(3,996)	--	3,676
Cash used in operating activities	(215,992)	--	(355,132)

Investing activities:
Purchase of equipment	(584)	--	(1,589)
Financing activities:
Payments on acquired patent	--	--	(300,000)
Stock issued for acquisition	--	--	1,025,999
Cash provided from financing activities	--	--	725,999
Increase (decrease) in cash and cash equivalents	(216,576)	--	369,278
Cash and cash equivalents, beginning	585,854	--	--
Cash and cash equivalents, ending	$369,278	$--	$369,278

See notes to condensed financial statements.

MILLENNIUM PLASTICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 Basis of Presentation

The accompanying unaudited condensed financial statements at June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations and cash flows for the three months ended June 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2000.

Note 2 Stock Transactions

Pursuant to an agreement in December 1999, MPCO placed in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 month to be issued based on the performance of services. At June 30, 2000 78,000 shares were earned and issued. The services were assigned a value equal to $1.25 per share.

Note 3 Subsequent Events

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

The Company has a receivable of $60,000 from SCAC as of June 30, 2000 for advances made by SCAC to Solplax.

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

Results of Operations for the three months ended June 30, 2000

Total operating expenses from continuing operations were $283,280 for the three months ended June 30, 2000. Increase operating expenses in the current period are a result of professional fees, administrative expenses and other expenses related to product research, development and marketing.

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

Liquidity and Capital Reserves

As of June 30, 2000 (Unaudited)

As of June 30, 2000, the Company's assets were $10,097,252 and its liabilities were $24,851 resulting in an excess of assets of $10,072,401. Cash was $369,278 at June 30, 2000.

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
    Paul Branagan
    President

Date: December 5, 2000