Form 10QSB
period 2000-12-31
MILLENNIUM PLASTICS CORP
filed 2001-02-14
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  December 31, 2000  Commission file number 000-30234




                       Millennium Plastics Corporation
           (Exact name of registrant as specified in its charter)



Nevada                                            88-0422242
---------                                         ---------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

6265 S. Stevenson Way
Las Vegas, Nevada                                 89120
--------------------                              -----
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

                             Yes      X       No


    As of December 31, 2000 there were 28,020,000 shares of common stock outstanding.

                       MILLENNIUM PLASTICS CORPORATION
                            FOR THE QUARTER ENDED
                              DECEMBER 31, 2000

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of December 31, 2000        3

               Statement of Shareholders' Equity
               ending December 31, 2000                     4

               Statement of Operations
               ending December 31, 2000                     5

               Statement of Cash Flows
               ending December 31, 2000                     6

               Notes to Financial Statements
               Ending December 31, 2000                     7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation 9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            11

     Item 2.   Changes in Securities                        11

     Item 3.   Defaults by the Company upon its
               Senior Securities                            11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             11

     Item 5.   Other Information                            12

     Item 6.   Exhibits and Reports of Form 8-K             12

                   SIGNATURES                           13


                       MILLENNIUM PLASTICS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2000


                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                           December 31,     March 31, 2000
                                              2000             Audited
                                            Unaudited
ASSETS                                    --------------    --------------
CURRENT ASSETS:
Cash                                   $         45,137  $        585,854
Receivables                                      65,586                 -
                                          --------------    --------------
TOTAL CURRENT ASSETS                            110,723           585,854

PROPERTY AND EQUIPMENT
Equipment                                         78,721             1,005
Less:  Accumulated Depreciation                   43,716               201
                                          --------------    --------------
NET PROPERTY AND EQUIPMENT                       35,005               804

OTHER ASSETS
  Intangible asset-patent, net of
accumulated
   Amortization, 12/31/00 - $11,363;              88,475         9,833,333
3/31/00-$166,667
  Cost in excess of net assets of
acquired business
    Net of accumulated amortization,           9,736,118                --
12/31/00-$131,570
TOTAL OTHER ASSETS                        --------------    --------------
                                              9,824,593         9,833,333
TOTAL ASSETS                           $  --------------  $ --------------
                                              9,970,321        10,419,991
                                          ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                       $        165,991 $         154,138
Current portion of long-term debt                  4,608                --
Notes payable to individuals                      46,352                --
Payable to affiliate                              44,666                --
Accrued Liabilities                                   87             7,672
TOTAL CURRENT LIABILITIES                 --------------    --------------
                                                261,704           161,810
Long-Term debt                            --------------     --------------
                                                 44,749               --

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000
  Shares authorized; issued and
outstanding:
   28, 020,000 shares at 12-31-2000               28,020
   23,900,000 shares at 3-31-2000                                    23,900
Common stock not issued at 12/31/00
but owed to
   Buyer of 144, 000 shares                          144                --
Paid in Capital                               11,107,165        10,736,599
Accumulated comprehensive income                   7,595                --
Deficit accumulated during the               (1,479,056)         (502,318)
development stage
TOTAL STOCKHOLDERS' EQUITY                --------------    --------------
                                              9,663,868        10,258,181
TOTAL LIABILITIES AND                     --------------     --------------
STOCKHOLDERS' EQUITY                   $      9,970,321        10,419,991
                                         ==============  $ ==============

          See notes to condensed consolidated financial statements.




                       MILLENNIUM PLASTICS CORPORATION
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  Common Stock               Common Stock
                                                          Purchased But Not
                                                                Issued
                        -----------------------------      ------------------

                         Per        Shares       Amount
                        Share
                         ----------------------------------------------------
Inception-shares        $0.001      17,000,000 $17,000     $              --
issued for marketing
Net loss for the year                        --        --                --
ended March 31, 1987    -------------------------------------------------------
Balance March 31,                    17,000,000    17,000                --
1987
Activity to March 31,                        --        --                --
1998                    -------------------------------------------------------
Balance March 31,                    17,000,000    17,000                --
1998
Activity to March 31,                        --        --                --
1999                   -------------------------------------------------------
Balance March 31,                    17,000,000    17,000                --
1999
Shares issued for       $0.050         100,000       100                --
services
Shares issued for       $0.152       6,750,000     6,750                --
acquisition of
Graduated Plastics,
Inc.
Shares contributed by                        --        --                --
a shareholder
Shares issued for       $1.213              --        --                --
patent
Shares issued for       $0.250          50,000        50                --
services

			See notes to condensed consolidated financial statements.

                      MILLENNIUM PLASTICS CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (CONTINUED)


                                     Common Stock                   Common
                                                                    Stock
                                                                    Purchased
                                                                    But Not
                                                                    Issued

                          --------------------------------------   -----------

                            Per           Shares         Amount
                           Share

Net loss for the year                              --           --       --
ended March 31, 2000 ----------------------------------------------------------
Balance March 31, 2000                     23,900,000       23,900       --
Unaudited after March
31, 2000
Shares issued for          $1.250            120,000          120       --
services
Shares issued for           $0.80         12,000,000       12,000
acquisition of Solplax
Limited
Shares cancelled by                       (8,000,000)      (8,000)       --
agreement to acquire
Solplax Limited
Shares purchased but        $1.25            144,000           --      144
unissued
Net loss for the none                              --           --       --
months ended December
31, 2000                                  -------------------------------------
Balance December 31,                       28,164,000  $28,020       $  144
2000                                      =====================================



          See notes to condensed consolidated financial statements.


                           MILLENNIUM PLASTICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (CONTINUED)

                              Paid In  Treasury    Accumulated       Deficit
                              Capital   Stock     Comprehensive     Accumulated
                                                     Income         During The
                                                                     Development
                                                                        Stage
                               ------------------------------------------------
Inception-shares issued for   $    --    $ --     $      --            $      --
marketing
 Net loss for the year ended         --      --                  --   (17,000)
March 31, 1987                --------------------------------------------------
Balance March 31, 1987               --      --                  --   (17,000)
Activity to March 31, 1998           --      --                  --         --
                              -------------------------------------------------
Balance March 31, 1998               --      --                  --   (17,000)
Activity to March 31, 1999           --      --                  --         --
Balance March 31, 1999        -------------------------------------------------
                                      --      --                  --   (17,000)
Shares issued for services        4,900      --                  --         --
Shares issued for acquisition  1,019,249      --                  --         --
of Graduated Plastics, Inc.
Shares contributed by a           8,000  (8,000)                  --         --
shareholder
Shares issued for patent       9,692,000   8,000                  --         --
Shares issued for services       12,450      --                  --         --

                  See notes to condensed consolidated financial statements.

                           MILLENNIUM PLASTICS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)



                              Paid In   Treasury  Accumulated       Deficit
                              Capital    Stock   Comprehensive    Accumulated
                                                     Income        During The
                                                                  Development
                                                                     Stage
Net loss for the year ended          --     --              --       (485,318)
March 31, 2000
                               ------------------------------------------------
Balance March 31, 2000       10,736,599     --              --       (502,318)
Unaudited after March 31,
2000
Shares issued for services      149,880     --              --              --
Shares issued for             9,588,386     --              --              --
acquisition of Solplax
Limited
Shares cancelled by         (9,547,556)     --              --              --
agreement to acquire
Solplax Limited
Shares purchased but            179,856     --              --              --
unissued
Net loss for the none                --     --           7,595       (976,738)
months ended December 31,
2000
                           ----------------------------------------------------
Balance December 31, 2000   $11,107,165  $  --    $    7,595      $(1,479,056)
                            ===================================================

        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                       MILLENNIUM PLASTICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED

                        Three Months Ended     Nine Months Ended       From
                           December 31           December 31        Inception
                                                               April 2, 1986 to
                                                                   December 31
                         ---------------------------------------
                          2000        1999      2000       1999        2000
                          ---------------------------------------------------
Revenues             $         --  $       -- $       --  $       --  $    ---

Amortization of                --        --    277,777         --      444,444
patent
Amortization of cost
in excess of net
assets of acquired         99,902        --    132,821         --      132,821
business
Wages                       8,000        --     63,791         --       79,791
Professional fees          58,198     5,000    171,362      5,000      371,064
Research &                176,121        --    176,121         --      176,121
Development
Office                     28,801        --     76,902         --       84,054
Travel                      3,246        --     39,229         --       91,412
Administrative             26,645    38,162     47,461     38,162      119,348
expense
                        ------------------------------------------------------
Loss from operations    (400,913)  (43,162)  (985,464)   (43,162)  (1,499,055)

Interest income                62     2,302      8,726      2,302       19,999
                     -----------------------------------------------------------
Net loss          $  (400,851)  $ (40,860) $(976,738)  $ (40,860)  $ (1,479,056)
                 ==============================================================
Other comprehensive
income:
Foreign currency            7,595         0      7,595          0        7,595
translation          ----------------------------------------------------------
Comprehensive loss $ (393,256)  $ (40,860) $(969,143)  $ (40,860)  $ (1,471,461)
                   ============================================================
Net loss per share
of common
stock-basic and    $     (0.01)  $       -- $   (0.04)  $       --  $     (0.08)
diluted       =================================================================

Weighted average
shares
outstanding          28,045,500 17,000,000 26,010,250 17,000,000   18,554,300
                     ==========================================================

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                      Nine Months Ended           From
                                         December 31           Inception
                                                             April 2, 1986
                                                                  to
                                                              December 31

                                ---------------------------   --------------
                                       2000          1999           2000
                                -------------- ------------   --------------
Cash flows from operating
activities:
  Net Loss                       $ (976,738)  $  (40,860)  $ (1,479,056)
  Adjustments to reconcile net
loss to cash
  used in operating activities:
    Depreciation and                  415,061            --        598,929
Amortization
    Issuance of stock for             150,000            --        167,500
services
  Changes in assets and                 6,376            --          6,376
liabilities:
     Receivables                     (12,439)            --       (12,439)
    Accounts payable                 (35,088)            --        119,050
    Accrued liabilities               (7,586)            --             87
                                ---------------- ----------- --------------
Cash used in operating            (460,414)      (40,860)      (599,553)
activities                       --------------- ------------ -------------

Investing activities:
  Acquisition of Solplax Limited    (284,475)            --      (284,475)
  Patent costs                        (7,190)            --        (7,190)
  Purchase of equipment              (15,084)            --       (16,089)
                                  ------------- ------------- -------------
Cash used in investing              (306,749)            --      (307,754)
activities                       -------------- ------------- -------------

Financing activities:
  Payments on acquired patent              --            --      (300,000)
  Stock sold                          180,000            --        180,000
  Borrowings on notes                  46,446            --         46,446
  Stock issued for acquisition             --     1,025,999      1,025,999
Cash provided from financing          226,446     1,025,999        952,445
activities                          ----------- ---------------- -----------

(Decrease) increase in cash and     (540,717)       985,139         45,138
cash equivalents

Cash and cash equivalents,            585,854            --             --
beginning                           ----------- --------------- ------------

Cash and cash equivalents,       $     45,137  $   985,139  $     45,138
ending                           ============ ============= ================

          See notes to condensed consolidated financial statements.

                        MILLENNIUM PLASTICS CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 -Basis of Presentation

     The accompanying unaudited condensed financial statements at December 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of December 31, 2000 and results of operations and cash flows for the three months and nine months ended December 31, 2000. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2000.

Note 2-Commitments and Contingencies

Going Concern

     The accompanying unaudited condensed financial statements at December 31, 2000 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its
operating  history.   The  Company  is  dependent  on  the  testing  of   its
biodegradable plastics before it can begin commercial operations. The Company's cash position may be inadequate to pay all of the costs associated with the full range of testing required. Management intends use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3- Stock Transactions

     Pursuant to an agreement in December 1999, MPCO placed in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 month to be issued based on the performance of services. At December 31, 2000 120,000 shares were earned and issued. The services were assigned a value equal to $1.25 per share.

     On November 11, 2000 the Company entered into a "Letter of Investment Intent" whereby 3GC, Ltd. Agreed to fund up to $1 million in equity capital at $1.25 per share. As of December 31, 2000 3GC had acquired 144,000 shares for $180,000. The shares as of December 31, 2000 had not been issued.

     The  Board  of  Directors approved a stock option plan on September  25,
2000.   The  total number of options that can be granted under the Plan  will not exceed 1,000,000 shares.

     Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the

                       MILLENNIUM PLASTICS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted; provided however that the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation or its parent or subsidiaries.

     Each option granted under the stock option plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

     No options have been granted as of December 31, 2000.

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

     The excess of the acquisition price over the value of the net assets acquired has been recorded as goodwill and totaled $9,867,688. Goodwill and other intangible assets are being amortized on a straight-line basis over their useful lives, which range from 15 to 25 years. Amortization of goodwill for the nine month period ended December 31, 2000 totaled $131,570.

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

                            Nine Months Ended      From Inception
                            December 31, 2000     April 2, 1986 to
                                                 December 31, 2000

Revenues                   $                0     $                  0
Net Loss                             1,240,515             1,742,833
Earnings Per Share Basic                 (.05)                 (.09)
and Diluted

   The shares in this transaction were issued on November 16, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Millennium Plastics Corporation a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation, acquired the United States patent rights to new and innovative polymer and coating technology invented in 1995 by Solplax Limited of Ireland. The plastics have the unique characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 we acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided us with the worldwide rights to the Solplax technology. Millennium is a development stage company, has no revenues to date and has raised capital for initial development through the issuance of its securities.

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

     As a result of the unique properties of the Company's plastic products, the Company has focused its marketing to the U.S. Navy in a test program for the development of a biodegradable flat ware. Additionally various forms of plastic film are being produced for commercial purposes, such as disposable waste bags. Recently the Company entered into an agreement to produce plastic perf balls for the oil and gas industry. Although the Company has not generated revenues up to this point in time, it is anticipated that upon completion of the development of the Company's experimental products, that the products are intended to be commercialized.

Results of Operations for the nine months ended December 31, 2000

     The Company's net loss was $976,738 or $.04 per share for the nine months ended December 31, 2000. Revenues for the nine months ended December 31, 2000 were non-existent, reflecting the Company's development stage of operations.

     General and administrative expenses were $985,464 for the nine months ended December 31, 2000, consisting of wages of $63,791, professional fees of $171,362, travel expenses of $39,229, office and administrative expenses of $124,363, research and development of $76,121 and amortization of patent and goodwill of $410,598. Total operating expenses from continuing operations were $400,913 for the three months ended December 31, 2000.

     Interest Income was $8,726 for the nine months ended December 31, 2000.

Liquidity and Capital Reserves

As of December 31, 2000 (Unaudited)

     As of December 31, 2000, the Company's assets were $9,970,321 and its current liabilities were $261,704 resulting in an excess of assets of $9,663,868. Cash was $45,137 at December 31, 2000.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

     On November 11, 2000 the Company entered into a "Letter of Investment Intent" whereby 3GC, Ltd. Agreed to fund up to $1 million in equity capital at $1.25 per share. As of December 31, 2000 3GC had acquired 144,000 shares for $180,000. The shares as of December 31, 2000 had not been issued.

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

     None

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     On September 25, 2000, at the Company's Annual Shareholders Meeting and after submittals of proxy materials to the security holders pursuant to 14a, the security holders voted on:

    the Acquisition Agreement, dated as of August 22, 2000, by and among Millennium and SCAC, providing for the acquisition of 100% of the issued and outstanding shares Solplax Limited by Millennium. Pursuant to the Acquisition, 12,000,000 restricted shares of Millennium were exchanged for 100% of the issued and outstanding shares of Solplax. Following the Acquisition, Solplax became a wholly owned subsidiary of Millennium;

    to elect a new board of directors for Millennium to serve through the next year;

    to re-confirm Weaver and Martin as Millennium's independent auditors;

    to approve Millennium's 2000/2001 Stock Option Plan; and,

    the election of the following board of directors: Paul T. Branagan, James L. Arnold, Jocelyn Carnegie, and Donato Grieco.

     A quorum (56%) of the shareholders of record were present, and of the shareholders present there was a unanimous consent for all matters submitted for vote.

     Information relative to the above is provided for in the Company's 14a filed as a disclosure of such items.

Item 5.       Other Information.

     In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, the Company is hereby filing a cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.

Item 6.       Exhibits and Reports on Form 8-K.

Exhibits
(2)* Acquisition Agreement dated as of August 22, 2000 between Millennium Plastics Corporation and SCAC Holdings, Inc. Filed with DEFM 14A filed September 8, 2000.
(10)** 3GC, Limited Letter of Investment Intent.
(22)* Notice of annual meeting of stockholders filed with DEFM 14A filed September 8, 2000.
(99.1)**    Cautionary Statement Regarding Forward-Looking Statements.
(99.2)**    2000/2001 Stock Option Plan
______________
*      (Incorporated by reference)
**     (Filed herewith)

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:  /s/ Paul Branagan
     Paul Branagan
     President


Date: February 14, 2001