Form 10KSB
period 2001-03-31
MILLENNIUM PLASTICS CORP
filed 2001-07-16
CIK 8504

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: March 31, 2001

                      Commission File Number: 000-30234

                       MILLENNIUM PLASTICS CORPORATION
            (Exact name of registrant as specified in our charter)

Nevada                                                 88-0422242
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6265 Stevenson Way
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

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the average low and high price of the common stock on June 29, 2001, as reported on the OTC Bulletin Board, was $0.31.

     The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2001, was 40,668,598 shares, held by approximately 262 stockholders.

                       MILLENNIUM PLASTICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                         FOR THE FISCAL PERIOD ENDED
                               March 31, 2001

                               Index to Report
                               on Form 10-KSB


PART I
Page

Item      1.   Business                                                  3-6
Item      2.   Properties                                                  6
Item      3.   Legal Proceedings                                           6
Item      4.   Submission of Matters to a Vote of Security Holders         6

PART II

Item      5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                               5-8
Item      6.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation             8-11
Item      7    Financial Statements and Supplementary Data                11
Item      8    Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                  12-14

PART III

Item      9    Directors and Executive Officers of the Registrant         15
Item      10   Executive Compensation                                  15-16
Item      11   Security Ownership of Certain Beneficial Owners
               and Management                                             16
Item      12   Certain Relationships and Related Transactions          16-17

PART IV

Item      13   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                        21

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10-KSB references to "MILLENNIUM", "MPCO", "we," "us," and "our" refer to MILLENNIUM PLASTICS CORPORATION.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     Millennium Plastics Corporation ("Millennium" or the "Company") a Nevada corporation, formerly Aurora Corporation, through its merger with Graduated Plastics Corporation ("Graduated"), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the unique and very marketable characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. Millennium is a development stage company, has minimal revenues to date and has raised capital for initial development through the issuance of its securities.

     Millennium has an authorized capitalization of 50,000,000 shares of common stock, $.001 par value per share, and as of June 30, 2001 there were 40,668,598 shares outstanding. 10,000,000 of the outstanding shares are being held by the Company in conjunction with the finalization of a certain financing agreement between the Company and FIT Management Group LLC, which terms are to be finalized.


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

     Pursuant to an Agreement and Plan of Merger dated November 23, 1999 and effective December 6, 1999 between Graduated (holder of the U.S. patent rights to biodegradable technology) and Millennium, all of the outstanding shares of common stock of Graduated were exchanged for 6,750,000 shares of common restricted stock of Millennium in a transaction in which Millennium was the surviving company.

     In December 1999, Millennium amended the patent and royalty agreement it received from the merger with Graduated. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of Millennium stock and a $300,000 loan to Solplax Ltd. Solplax was a 100% owned subsidiary of SCAC Holdings, Inc. ("SCAC"). In September of 2000 Millennium rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of Millennium stock to SCAC for all of the outstanding stock of Solplax. An SB-2 Registration Statement has been filed and is currently in process with the SEC in regards to the 12,000,000 shares, which once registered shall be distributed by SCAC to its stockholders on a pro rata basis.

     In April 2000 Millennium entered into an agreement with IPA Advisory & Intermediary Services, LLC to provide Millennium management guidance on business development, marketing research and strategy in order to accelerate the growth of Millennium.

     Millennium is engaged in one reportable industry segment. Financial information regarding this segment is contained in Millennium's financial statements included in this report.

(b) Description of Business

     To date and subsequent to the merger with Graduated, Millennium has focused on the development of biodegradable plastic materials.

                    Product Chemistry and Characteristics

     The plastic product, termed Solplax, has its technological basis in an improved method for the manufacture of thermoplastic polyvinyl alcohol (PVA) in combination with other approved food grade additives which are commonly used in commercial and consumer plastic products. Because all of the individual components in Solplax formulations have been in commercial and consumer products for so long, their physical properties and impacts (actual or potential) on the environment have been globally researched and assessed. These components have uniformly been found to be safe, non-toxic and environmentally friendly. The chemical and biological interaction of PVA is therefore well understood and a wide range of reference documents dating back to the 1940's are available for consultation.

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

     Pure PVA rapidly degrades in contact with water or moisture which would render it useless for typical industrial, consumer, food and medical uses. Therefore, Solplax is coated with a PVA polymer having novel properties. The patented Solplax process bonds a special coating to one or both sides of the PVA film. This coating makes the overall product impervious to liquid dissolution for its desired-product lifetime. Solplax base polymers offer clients an attractive range of specifications which can be tailored to their planned end use or product application. Chemists can vary the "recipe" for polymers using different combinations and ratios of seven basic constituent ingredients to manufacture eight similar, but different, polymers, which posses distinctive characteristics. This allows the granular polymer that is produced to be specifically tailored to the end-use product which will be manufactured from it. The characteristics which are common to all of the Solplax polymers include:

*    Water resistance until dissolution is required;
*    Excellent barrier to most odors and non-aqueous liquids;
*    Excellent characteristics for heat-sealing applications;
*    Patented time-controlled degrading process; and
*    Non-toxic, non-carcinogenic and fully biodigestible.

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

    In March of 2001, the Company licensed Augusta Golf Products Ltd. to market the new line of water soluble and biodegradable golf tees and other golf related products. Under the terms of the agreement Millennium granted a license to Augusta Golf Products, Ltd ("Augusta") to manufacture and distribute golf related products including golf tees. The agreement specifies that Augusta "shall purchase exclusively from Millennium any and all raw materials" utilized in the manufacture or distribution of the licensed products. The initial agreement term is for 3 years with automatic extension unless previously terminated.

    Major market sectors who are projected to have a high level of interest in the use of Solplax products include the retail food and beverage industry, food packaging industry, and the military. In August of 2000 Millennium, working with LC Industries, Signature Works Division, developed biodegradable alternative plastic flatware to be utilized by the U.S. Navy to eliminate pollution of the seas with current plastic materials. In November of 2000 Millennium's subsidiary launched the development of corrosion protection and vapor corrosion inhibitor packaging products with a European distribution partner.

    In January 2001 Millennium launched the deployment of its perforation ball sealers utilized in the deep oil and gas wells. The Company licensed Santrol, a Division of Fairmount Minerals, in February of 2001, to market the perforation ball sealers to the oil and gas industry. Under the terms of the license agreement Santrol was provided an exclusive nontransferable license to manufacture and distribute Solplax soluble perforation ball sealers. The initial term of the agreement is for three years and will automatically renew unless terminated. The agreement specifies that Santrol shall purchase all raw materials exclusively from Millennium.

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

    To assist Millennium in its market approach, the Company executed a consulting agreement with the Gingrich Group, led by Newt Gingrich. The agreement provides for assistance in strategic management and planning and the development of business opportunities. Primarily, Millennium is anticipating that the Gingrich Group will introduce Millennium's biodegradable product to organizations, businesses and individuals that can benefit from the use or application of the environmentally friendly plastic material.

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

                           Trademarks and Patents

     Millennium's United States Patent No. 5,948,848 was acquired under the terms of a merger with Graduated on December 6, 1999. Graduated Plastics, Inc. had acquired the US Patent under the terms and conditions of a "Patent Assignment and Royalty Agreement" entered into on September 30, 1999 with Solplax Limited. The Patent relates to a biodegradable plastics material and to a method for its manufacture. In particular, the patent relates to a biodegradable plastics material comprising a polyvinylacetate/polyvinylalcohol copolymer.

     On September 25, 2000 Millennium acquired 100% of the shares of Solplax, owning international patent rights for biodegradable plastics. Upon completion of the transaction with Solplax, Millennium obtained control of the international rights of Solplax for biodegradable plastics.

     In addition to the patented technology, all testing by Millennium or others permitted to utilize Millennium's technology is subject to strict privacy and confidentiality controls.

                          Research and Development

      Extensive research and development has been completed by Solplax Ltd. prior to the acquisition by Graduated and the subsequent acquisition by Millennium. It is anticipated that additional significant research and development will be required to determine the applicability of Millennium biodegradable plastic material to specific uses.

                                  Employees

     Millennium has two part time employees. The management of Millennium believes the relationship with its employees is satisfactory.

ITEM 2.   PROPERTIES

     Millennium Plastics maintains its administrative offices at 6265 S. Stevenson Way, Las Vegas, Nevada 89120 under an annual lease of $4,015 per month for approximately 4,500 square feet.

     Millennium made use of offices, laboratory equipment and space as well as warehousing at Branagan & Associates facilities located at 5631 S. Pecos Rd. Las Vegas, Nevada from December, 1999 until August 2000. No compensation was made to Branagan & Associates for their usage. In August 2000, Millennium moved to 6265 S. Stevenson Way Las Vegas, Nevada. Millennium has offices, laboratory and warehousing at that location, currently using about 4,500 square feet of space for $4,015 a month. Millennium has an option to lease up to approximately 12,000 square feet. Branagan & Associates is the landlord. The lease is for a term of 3 years commencing January 1, 2001. Paul Branagan President of Millennium is also President of Branagan & Associates.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended March 31, 2001.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a) Market Information

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "MPCO". The following table sets forth the quarterly low and high prices for our Common Stock as reported by the National Quotations Bureau for the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                   Average Low  Average High
              March 31, 2001          $0.41      $0.84
              December 31, 2000       $0.63      $1.09
              September 30, 2000      $0.94      $1.52
              June 30, 2000           $1.46      $2.73
              March 31, 2000          $4.78      $5.22
              December 31, 1999       $6.34      $7.90

Note: The Company started trading in December 1999

(b) Holders of Common Stock

     As of June 30, 2001, we had approximately 262 stockholders of record of the 40,668,598 shares outstanding. The closing bid stock price on June 30, 2001 was $0.31. Of the 40,668,598 shares issued and outstanding, 10,000,000 shares are being held by the Company or in conjunction with the finalization of a certain financing agreement between the Company and FIT Management Group LLC, which terms are to be finalized.

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

Recent Sales of Unregistered Securities

     In fiscal 2000, stock was issued for consulting services for an assigned value of $5,000 for 100,000 shares. Stock was issued for legal services for an assigned value of $12,500 for 50,000 shares.

     Pursuant to an agreement in December 1999, MPCO put in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 months to be issued based on the performance of services. At March 31, 2001, no shares were issued, although 57,000 shares were earned. The shares were issued subsequent to year-end. A payable was recorded for the earned shares. The services were assigned a value equal to $1.25 per share. If the shares had been issued prior to March 31, 2001, the loss per share would remain at $.02 per basic and diluted outstanding share.

   On January 15, 2001, the company issued 148,598 shares of its stock valued at $.84 per share for legal services totaling $124,822.

   On November 11, 2000 the Company entered into a "Letter of Investment Intent" whereby 3GC, Ltd. agreed to fund up to $1 million in equity capital at $1.25 per share. As of December 31, 2000 3GC had acquired 144,000 shares for $180,000. The shares as of year end had not been issued.

   The Company entered into an agreement dated June 21, 2001 whereby they are to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted Company shares. The agreement calls for long term financing of $10,000,000 in the form of a convertible debenture. When the long term financing is in place the Company will repay the $750,000 temporary financing and receive back the 10,000,000 shares of Company stock. The stock will then be cancelled. The shares of stock were issued June 22, 2001 but will not be delivered to the lender until the temporary financing is received.

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

Overview

     Effective July 30, 1999, Aurora corporation, an Oregon Corporation, formed on April 2, 1986, merged with and into Echo Services, Inc. a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc., concurrent with the merger changed its name to Aurora Corporation. Aurora filed its form 10SB with the Securities and Exchange Commission on August 30, 1999 and became subject to the reporting requirements of the Securities Exchange Act of 1934. On October 25, 1999, Aurora Corporation changed its name to Millennium Plastics Corporation
(MPCO).

     On December 6, 1999, MPCO merged with Graduated Plastics, Inc. (GPI) in a reverse merger transaction whereby MPCO was the surviving corporation. The net assets of GPI consisted of cash of $985,999 and a prepaid asset totaling $40,000. There were no liabilities or business activity in GPI. GPI had entered into an agreement with SCAC Holdings, Corp. (SCAC) whereby GPI received the assignment of a patent to produce biodegradable plastics in consideration for a fee of 5% of the net receipts of any sales of biodegradable products. No value was assigned to the patent at the date of the merger of GPI with MPCO. GPI shareholders received 6,750,000 shares of MPCO stock. The difference between the historical cost of assets received by MPCO and the par value of the MPCO stock issued was recorded as paid in capital. As part of the merger agreement, the majority shareholder of MPCO was required to contribute to MPCO as treasury stock 8,000,000 shares of MPCO stock. GPI was dissolved after the merger.

     In December 1999, MPCO amended the patent and royalty agreement it received from the merger with GPI. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of MPCO stock and a $300,000 loan to Solplax Ltd., (an Irish Corporation). Solplax was a 100% owned subsidiary of SCAC.

     In September 2000 MPCO rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of MPCO stock to SCAC for all of the outstanding stock of Solplax. In that Solplax did not have any significant assets other than the costs associated with the development of their patent and SCAC had no other business activities the assets and liabilities of Solplax were recorded at a historical cost basis.

     The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero according to United States accounting standards. Liabilities assumed included payables and debt totaling $177, 149. MPCO also paid SCAC $27,700 for repayments of funds used for Solplax purposes. MPCO reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired.

Restatement of Prior Year

     Subsequent to the issuance of the Company's financial statements for the fiscal year ended March 31, 2001, it was determined that the reported results for 2000 were in error as follows:

     In the 2000 financial statements when MPCO issued 8,000,000 shares of its stock to SCAC a value was assigned for the patent. The value of $10,000,000 ($8,000 stock, $9,692,000 paid in capital and $300,000 payable)
was determined based on the estimated fair market value of the patent. In September, 2000 after MPCO and SCAC rescinded the patent agreement and 100% ownership of Solplax was received by MPCO, it was determined that the transaction be accounted for as a merger effective September 1999 because at that time MPCO was the significant owner of Solplax.

     The financial statements for March 31, 2000 have been restated to reflect the activities of the consolidated operations.

     The following reflects selected financial information and the effects of the aforementioned restatements.

                                             2000 As            2000 As
                                       Previously Reported      Restated
Total assets                                    $10,419,991         $707,296
Total shareholder's equity                       10,258,181          474,545
Total sales                                               0                0
Loss from operations                              (496,591)        (503,997)
Net loss                                          (485,318)        (492,724)
Basic and diluted EPS                               ($0.02)          ($0.02)

Results of Operations

Years Ended March 31, 2001 and March 31, 2000

      Revenues. Revenues in the year ended March 31, 2001 were $24,345, which were the first revenues received by the Company since inception. Cost of sales were $11,371, providing a gross profit of $12,974. This was an increase over the prior period, in that there were no prior revenues or profits.

      Product Development. Product development expenses for the year ended March 31, 2001 were $460,349, an increase of $335,054 or 267% increase over the $125,295 of development expenses incurred in the year ended March 31, 2000. These expenses included salaries as well as certain office, travel, legal and accounting expenses relating to the development of our initial products and services, primarily biodegradable flatware developed for the United States Military, thin impregnated films for commercial uses, golf tees, shotgun wads for the sporting industry and oil and gas related products

     General and Administrative. General and administrative expenses for the year ended March 31, 2001 were $741,117, an increase of $362,415 or 96% increase over the $378,702 of general and administrative expenses incurred in year ended March 31, 2000. A major portion, $183,331 of this increase was attributed to professional fees incurred as the result of the acquisition of Solplax, the filing of the registration statement related to the Solplax transaction, and the review and preparation of documentation relative to various methods of financing. Wages were $75,791, travel expenses were $49,957, and operating expenses were $211,787 for the year ended March 31, 2001.

     Loss from Operations. As a result of the increases, primarily in product development and professional fees, loss from operations for the period ended March 31, 2001 were $1,207,466, an increase of $703,469, an approximate 139% increase over the loss from operations of $503,997 in the year ended March 31, 2000.

Fiscal Year ending March 31, 2001

      Prior to the December 6, 1999 merger between Millennium and Graduated, Millennium was considered a Blank Check company with virtually no operations, and thus no financial history for the prior relevant periods.

     Revenues. The Company being a development stage enterprise as defined in Statement of Financial Accounting Standards- No. 7, had not generated revenues. During fiscal 2000 Millennium devoted substantially all its efforts to: (1) developing its strategic plan of operation, (2) developing its market, (3) obtaining sufficient capital to commence full operations, and (4) completing research and development to determine the applicability of the product to various uses.

     General and Administrative. General and administrative expenses for the year ended March 31, 2001 were $503,997. These costs were primarily the result of expenses related to: (i) going public through the reverse merger with Aurora, and (ii) common stock issued in lieu of cash payments to employees and consultants. Wages were $16,000, professional fees $225,245, travel expenses of $52,183, and administrative expenses of $85,274.

     Net loss for the Company was $503,997 for the year ended March 31, 2001. This loss was the result of increasing activity and related additional
expenses   discussed  above  associated  with  being  a   development   stage
enterprise.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating enough positive internal operating cash flow until such time as we can generate substantially additional revenues from either license fees from our biodegradable plastic product and/or direct sales of our product, either or both of which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over the next twelve months, we intend to develop revenues by licensing our technology and developing additional products for specific target markets. However, we will continue the research and development of products, increase the number of employees, and expand facilities where necessary to meet product development and completion deadlines. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of is cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

NAME                        AGE                    POSITION
Paul T. Branagan             56   President, Secretary/Treasurer and
                                  Director
Jocelyn Carnegie             34   Director
James L. Arnold              66   Vice President of Operation and Director
Donato Grieco                64   Director
Bayan Giltsoff               55   Director

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

     Jocelyn JAB Carnegie (age 34) Member of the Board of Directors of the Company and President of Millennium Plastics Corporation subsidiary Solplax Ltd. since 1990, Mr. Carnegie has been a Business Development and management consultant to various international corporations involved in the development, finance and formation of trading and industrial operations in the emerging markets of the CIS as well as environmental technologies in the agro-industrial sector. Since the 1980's, he has been involved in real estate management, forestry and the environment in the UK.

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

     Bayan Giltsoff (age 55) Vice President of Sales & Marketing and a Member of the Board of Directors of the Company. Having completed his studies at the Faculty of Letters, Madrid University, Mr. Giltsoff worked in the chemicals sector with Foseco Minsep in Kuwait from 1967 to 1979. From 1979, Mr. Giltsoff worked with Digital Equipment Corp in the IT sector until, in 1986, he founded his own computer trading and IT Consultancy based in Dubai.
Active principally in the Middle East, Mr. Giltsoff returned to Ireland in the mid 1990's to develop the Solplax technology. Mr. Giltsoff founded Solplax in 1996 based on his patented invention of 1995 and continues to drive the technical development and marketing effort of the company. Mr. Giltsoff continues to consult to several companies in the Gulf and throughout Europe within the trading, IT and real estate sectors. He is fluent in English, French, Spanish and Arabic and has a working knowledge off Russian, Portuguese and Italian.

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

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended March 31, 2001, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

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

Stock Option and Incentive Plan

      The Board of Directors approved a stock option plan on September 25, 2000. The total number of options that can be granted under the plan will not exceed 1,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

      Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised.

     In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

      The Company accounts for the Plan under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with FAS 123, Accounting for Stock Based compensation, the Company's operating loss would have been affected as follows:

                                                     2001           2000
    Dividend yields                                          0%           --
    Stock volatility                             1.30% to 1.70%           --
    Risk free yield                                4.3% to 4.8%           --
    Expected option life                                2 years           --
    Fair valve per option                              0 to .10           --
    Pro forma expense                                    $1,959           --
    Pro forma net loss                               $1,062,898           --
    Basic and Diluted EPS Effect                          $0.00           --

   The following table summarizes the option plan:

                                                           2001         2000
    Beginning options outstanding                            --           --
    Options granted                                     240,000           --
    Options canceled                                         --           --
    Options exercised                                        --           --
                                                   ------------   ----------
    Ending balance options outstanding                  240,000           --
                                                   ============   ==========
    Exercise price                                        $0.85

     On January 15, 2001, the Company granted 240,000 options vesting at 20,000 each month. At March 31, 2001, 60,000 options were vested.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Millennium executive officers and directors, and persons who beneficially own more than ten percent of Millennium's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Millennium with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Millennium and written representations from Millennium executive officers and directors, Millennium believes that during the year ended 2001 all forms 3 and 4 were filed on a timely basis for Millennium executive officers and directors accept for the follow people:
          Paul Branagan
          Jocelyn Carnegie
          Donato Grieco
          Bayan Giltsoff

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

Summary Compensation Table
                                                              Long Term
                           Annual Compensation               Compensation
                    Year
Name and           Ended
Principal          March                   Other Annual  Restricted
Position            31,    Salary   Bonus  Compensation    Stock    Options
Paul T. Branagan    2000   $16,000   -0-       -0-          -0-       -0-
                    2001   $60,000   -0-       -0-          -0-       -0-
Jocelyn Carnegie    2000     -0-     -0-       -0-          -0-       -0-
                    2001     -0-     -0-       -0-          -0-       -0-
James L. Arnold     2000     -0-     -0-       -0-          -0-       -0-
                    2001     -0-     -0-       -0-          -0-       -0-
Donato Grieco       2000     -0-     -0-       -0-          -0-       -0-
                    2001     -0-     -0-       -0-          -0-       -0-
Bayan Giltsoff      2000     -0-     -0-       -0-          -0-       -0-
                    2001     -0-     -0-       -0-          -0-       -0-

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of June 30, 2001 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                                             Number        Percent
     Name of Beneficial Owner (1)          of Shares     Of Class (2)
Paul T. Branagan (3)                          588,500              1%
Jocelyn Carnegie                               25,000              0%
James L. Arnold                               113,000              0%
Donato Grieco                                 150,000              0%
Bayan Giltsoff                                      0              0%
SCAC Holdings Corp (4)                     12,000,000             30%
FIT Management Group LLC (5)               10,000,000             25%
                                           ----------     -----------
All Directors & Officers as a Group           876,500              2%
                                           ==========     ===========

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.
(3)  50,000 shares of the 588,500 are owned by Paul Branagan's wife.
(4) The shares held by SCAC Holdings Corp. were issued pursuant to the asset purchase agreement whereby the Company acquired 100% of Solplax Ltd in exchange for the 12,000,000 shares. The Company has filed a SB-2 registration statement on these shares in order to register the shares to be distributed by SCAC to its stockholders on a pro rata basis.
(5) The shares issued to FIT Management Group LLC are being held by the Company and were issued in anticipation of the finalization of a certain financing agreement between the Company and FIT Management Group LLC. The shares will not be released to FIT until all terms and conditions of the financing are completed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Millennium uses the management and office services of a company owned by Paul Branagan, President of the Company. Amounts paid for the services for the years ended March 31, 2001 and 2000, was approximately $106,900 and $29,200, respectively. Millennium used the consulting and tax services of a director of Solplax Ltd. in 2001. Amounts paid totaled approximately $13,750.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     1.     Independent Auditors Report                            F-1
     2.     Financial Statements:
          Balance Sheet                                            F-2
          Statement of Operation                                   F-3
          Statement of Changes in Stockholders'                    F-4
          Statement of Cash Flows                                  F-5
          Notes to Consolidated Financial Statements        F-6 - F-13

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      2. During the fiscal year March 31, 2001 the Company filed the following 8-Ks.
               8-K filed August 31, 2000

          3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
               NONE

          4.   Exhibits
                                EXHIBIT INDEX

Exhibit       Description
2.1*          Acquisition Agreement dated August 22,2000 between Millennium and SCAC Holdings, Inc. Incorporated by reference from Form 8-
              K filed 8/30/2000.
2.2*          Agreement and Plan of Merger dated November 23, 1999 between
              Millennium and Graduated Plastics, Inc.  Incorporated by
              reference from Form 8-K filed 12/6/99.
3 (i).a*      Amended and Restated Articles of Incorporation of Millennium
              filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99.
3 (i).b*      Certificate of Incorporation of Solplax Limited filed in
              Dublin, Ireland on 2/28/96. Incorporated by reference from SB-
              2 filed 2/23/01
3(ii)*        Amended and Restated Bylaws of Millennium dated 12/2/99.
              Incorporated by reference from SB-2 filed 2/23/01
4.1*          Article VI of Amended and Restated Articles of Incorporation
              of Millennium. Incorporated by reference from Form 8-K filed
              12/6/99.
4.2*          Article II and Article VIII, Sections 3 & 6 of Amended and
              Restated Bylaws of Millennium.  Incorporated by reference fro
              SB-2 filed 2/23/01 filed herewith.
10.1*         Patent Assignment and Royalty Agreement between Solplax
              Limited and Graduated Plastics, Inc. dated 9/30/99.
              Incorporated by reference from Form 8-K filed 12/6/99
10.2*         Addendum to Patent Assignment and Royalty Agreement between
              Solplax Limited, SCAC Holdings Corp. and Graduated Plastics,
              Inc. dated 12/1/99. Incorporated by reference from Form 8-K filed 12/7/00
10.3*         3GC Limited, Letter of Investment Intent.  Incorporated by
              reference from Form 10QSB filed 2/14/01.
10.4**        Commercial Lease Agreement filed herewith
10.5**        Consulting Agreement between The Gingrich Group the
              Millennium Plastics filed herewith
10.6**        Letter of Engagement between Millennium Plastics and
              International Profit Associates filed herewith.
11*           Statement of Per Share Earnings filed in audit attached
              herewith.
13.1*         10-KSB for 3/31/00 filed 6/30/00
13.2*         10QSB for 6/30/00 filed 8/14/00
13.3*         10QSB for 9/30/00 filed 12/1/00
13.4*         10QSB/A for 6/30/00 filed 12/6/00
13.5*         10QSB for 12/31/00 filed 2/14/01
21*           Solplax Limited is a wholly owned subsidiary of Millennium.
              Solplax Limited was incorporated in Dublin, Ireland on
              2/28/96.  Incorporated by reference from SB-2 filed 2/23/01
99*           2000-2001 Stock Option Plan approved by Shareholders on
              9/25/00.  Incorporated by reference from Form 10QSB filed
              2/14/01.
____________________________
*  Incorporated by reference
** Filed herewith

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PLASTICS CORPORATION                   DATED: July 13, 2001



By:
     Paul Branagan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/ Paul Branagan             President           July 13, 2001
Paul Branagan

/s/ Jocelyn Carnegie          Director            July 13, 2001
Jocelyn Carnegie

/s/ James Arnold              Director            July 13, 2001
James Arnold

/s/ Donato Grieco             Director            July 13, 2001
Donato Grieco

/s/ Bayan Giltsoff            Director            July 13, 2001
Bayan Giltsoff

Millennium Plastics Corporation
Index To Financial Statements


Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets, March 31, 2001 and 2000                     F-2

Consolidated Statement of Operations for the Years Ended March 31, 2001
   and 2000 and from inception (April 2, 1986) to March 31, 2001         F-3

Consolidated  Statement of Stockholders' Equity from inception (April 2,
1986) to March 31, 2001                                                  F-4

Consolidated  Statement of Cash Flows for the Year Ended March 31, 2001
   and 2000 and from inception (April 2, 1986) to March 31, 2001         F-5

Notes to Consolidated Financial Statements                         F-6 - F13

             Report of Independent Certified Public Accountants

Stockholders and Directors
Millennium Plastics Corporation

We have audited the accompanying consolidated balance sheet of Millennium Plastics Corporation as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two year period ended March 31, 2001. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years ended March 31, 2001 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri
June 28,2001

Millennium Plastics Corporation
(A Development Stage Company)
Consolidated Balance Sheet
                                                     March 31,    March 31,
                                                       2001         2000
                                                                     As
                                                                  Restated
                                                                  See Note
                                                                      1
Assets
Current assets:
  Cash                                              $     372      $ 585,854
  Receivable                                           77,233         15,939
                                                    ---------      ---------
     Total current assets                              77,605        601,793
                                                    ---------      ---------

Equipment and furniture                                74,342         49,633
Accumulated depreciation                               40,714         33,641
                                                    ---------    -----------
     Total equipment and furniture                     33,628         15,992
                                                     ---------   -----------
Other assets:
  Intangible asset-patent, net of accumulated
  amortization of $9,125 in 2001 and  $2,626 in         97,077        89,511
2000
                                                     ---------    ----------
     Total assets                                    $ 208,310    $  707,296
                                                     =========    ==========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $ 248,655   $  128,382
  Current maturity of long-term debt and notes
payable                                                214,542        51,973
  Accrued liabilities                                    2,572         7,672
                                                     ---------   -----------
     Total current liabilities                         465,769       188,027
                                                     ---------   -----------
Long-term debt                                          30,077        44,724
                                                     ---------   -----------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 50,000,000
  shares authorized; 28,168,598 at 3/31/01
  and 23,900,000 at 3/31/00 shares issued and
  outstanding                                           28,169        23,900
  Common stock not issued at 3/31/01 but owed to a
  buyer of 144,000 shares                                  144            --
  Accumulated comprehensive income                    (19,623)        11,519
  Paid in capital                                    1,399,260       948,850
  Deficit accumulated during the development stage  (1,695,486)     (509,724)
                                                     ---------   -----------
     Total stockholders' equity                      (287,536)       474,545
                                                     ---------   -----------
     Total liabilities and stockholders' equity      $ 208,310   $   707,296
                                                     =========   ===========

               See notes to consolidated financial statements.

Millennium Plastics Corporation
(A Development Stage Company)
Consolidated Statement Of Operations
                                                                   From
                                                                Inception
                                    Year Ended March 31,         April 2,
                                            2001                 1986 to
                                            2000                March 31,
                                                                   2001
                                                As Restated
                                                See Note 1
Revenues                        $     24,345   $        --   $      24,345
Cost of sales                         11,371            --          11,371
                                  ----------     ---------      ----------
                                                         -
Gross profit                          12,974            --          12,974
                                  ----------     ---------      ----------

Research and development costs       460,349       125,295         585,644
Wages                                 75,791        16,000          91,791
Professional fees                    408,576       225,245         633,821
Travel                                49,957        52,183         102,140
Administrative expense               211,787        85,274         315,066
                                  ----------     ---------     -----------
Operating expense                  1,207,466       503,997       1,728,462
                                  ----------     ---------     -----------
Loss from operations              (1,194,492)    (503,997)     (1,715,488)

Interest income                        8,730        11,273          20,003
                                  ----------     ---------     -----------
Net loss                        $ (1,185,762)  $ (492,724)   $ (1,695,485)
                                  ==========     =========     ===========
Net loss per share of common
stock-basic
  and diluted                   $     (0.04)   $    (0.02)   $      (0.09)
                                  ==========     =========     ===========
Weighted average shares           26,470,700    20,462,500      17,903,000
                                  ==========     =========     ===========

               See notes to consolidated financial statements.

Millennium Plastics Corporation
 (A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
                                            Common Stock           Stock
                                     Per Share  Shares Amount    Purchased
                                                                   But Not
                                                                   Issued
Inception                                           --       $--        $--

Shares issued for
  Marketing                          $0.001 17,000,000    17,000         --
Net loss for the year ended
  March 31, 1987                                    --        --         --
                                            ----------   -------  ---------
Balance March 31, 1987                      17,000,000    17,000         --
Activity to March 31, 1999                          --        --         --
                                            ----------   -------  ---------
Balance March 31, 1999                      17,000,000    17,000         --
Shares issued for services           $0.050    100,000       100         --
Shares issued for acquisition
  of Graduated Plastics, Inc.        $0.152  6,750,000     6,750         --
Shares contributed by a
  Shareholder                                       --        --         --
Merger of Solplax                                   --        --         --
Shares issued for services           $0.250     50,000        50         --
Comprehensive income                                --        --         --
Net loss for the year ended
  March 31, 2000 Restated see Note                  --        --         --
1
                                            ----------   -------  ---------
Balance March 31, 2000                      23,900,000    23,900         --
Merger of Solplax                            4,000,000     4,000         --
Shares issued for services           $1.25     120,000       120         --
Shares issued for services           $0.84     148,598       149         --
Comprehensive income                                --        --         --
Shares purchased but
  Unissued                           $1.25          --        --        144
Net loss for year ended
  March 31, 2001                                    --        --         --
                                            ----------   -------  ---------
Balance March 31, 2001                      28,168,598   $28,169       $144
                                            ==========   =======  =========

               See notes to consolidated financial statements

CONTINUED
Millennium Plastics Corporation
 (A Development Stage Company)
Consolidated Statement Of Stockholders' Equity
                      Accumula-                      Deficit
                        ted                        Accumulated
                      Compre-                       During The     Total
                      hensive    Paid In   Treasu  Development  Stockholder
                       Income    Capital     ry       Stage          s
                                           Stock                  Equity
Inception                 $--         $--     $--           $--         $--

Shares issued for
  Marketing                --          --      --            --      17,000
Net loss for the
year ended
  March 31, 1987           --          --      --      (17,000)    (17,000)
                      -------   ---------  ------   -----------  ----------
Balance March 31,
1987                       --          --      --      (17,000)          --
Activity to March
31, 1999                   --          --      --            --          --
                      -------   ---------  ------   -----------  ----------
Balance March 31,
1999                       --          --      --      (17,000)          --
Shares issued for
services                   --       4,900      --            --       5,000
Shares issued for
acquisition
  of Graduated
Plastics, Inc.             --   1,019,249      --            --   1,025,999
Shares contributed
by a
  Shareholder              --       8,000  (8,000            --          --
                                                )
Merger of Solplax          --    (95,749)   8,000            --    (87,749)
Shares issued for
services                   --      12,450      --            --      12,500
Comprehensive income   11,519          --      --            --      11,519
Net loss for the
year ended
  March 31, 2000
Restated see Note 1        --          --      --     (492,724)   (492,724)
                      -------   ---------  ------   -----------  ----------
Balance March 31,
2000                   11,519     948,850      --     (509,724)     474,545
Merger of Solplax          --     (4,000)      --            --          --
Shares issued for
services                   --     149,880      --            --     150,000
Shares issued for
services                   --     124,674      --            --     124,823
Comprehensive income  (31,142          --      --            --    (31,142)
                            )
Shares purchased but
  Unissued                 --     179,856      --            --     180,000
Net loss for year
ended
  March 31, 2001           --          --      --   (1,185,762) (1,185,762)
                      -------   ---------  ------   -----------  ----------
Balance March 31,
2001                  $(19,62   $1,399,26     $--   $(1,695,486  $(287,536)
                           3)           0                     )
                      =======   =========  ======   ===========  ==========

Millennium Plastics Corporation
(A Development Stage Company)
Consolidated Statement Of Cash Flows
                                       Year Ended March 31,        From
                                        2001         2000       Inception
                                                                 April 2,
                                                                   1986
                                                                 to March
                                                                   31,
                                                                   2001
                                                       As
                                                    Restated
                                                   See Note 1
Cash flows from operating
activities:
  Net loss                           $(1,185,762)  $(492,724)  $(1,695,485)
  Adjustments to reconcile net loss
to
    Cash used by operating
activities:
    Depreciation and amortization         13,572        6,880        37,452
    Change in foreign currency          (31,142)       11,519      (19,623)
  Changes in assets and liabilities-
    Receivable                          (61,294)     (15,939)      (77,233)
    Accounts payable                     120,273       65,551       185,824
    Accrued liabilities                  (5,099)        6,317         1,217
                                     -----------   ----------   -----------
Cash used in operating activities    (1,149,452)    (418,396)   (1,567,848)
                                     -----------   ----------   -----------
Investing activities:
  Purchase of equipment & furniture     (24,709)      (1,005)      (25,714)
  Miscellaneous                               --        2,095         2,095
  Patent costs                          (14,065)      (4,331)      (18,396)
                                     -----------   ----------   -----------
Cash used in investing activities       (38,774)      (3,241)      (42,015)
                                     -----------   ----------   -----------
Financing activities:
  Net note payable activity              162,569     (16,308)       146,261
  Payments on long-term debt            (14,648)           --      (14,648)
  Cash paid in Solplax merger                 --     (19,700)      (19,700)
  Stock sold                             180,000           --       180,000
  Stock issued for services              274,823       17,500       292,323
  Stock issued for acquisition                --    1,025,999     1,025,999
                                     -----------   ----------   -----------
Cash provided from financing
activities                               602,744    1,007,491     1,610,235
                                     -----------   ----------   -----------
Increase (decrease) in cash & cash
equivalents                            (585,482)      585,854           372
Cash and cash equivalents,               585,854           --            --
beginning
                                     -----------   ----------   -----------
Cash and cash equivalents, end              $372     $585,854          $372
                                     ===========   ==========   ===========
Interest paid                                $--          $--           $--
Income tax paid                               --           --            --

Non-cash investing and financing
activities:
Solplax merger                             4,000       68,049        72,049
Treasury shares issued for Solplax            --        8,000         8,000
Shares contributed to paid in                 --        8,000         8,000
capital

               See notes to consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
   The   company  is  a  development  stage  company.   It  is  concentrating
   substantially all of it efforts in raising capital and establishing business operations in order to generate significant revenues. The Company intends to market, manufacture, and distribute Solplax, a fully biodegradable plastic product.

Organization
   Effective July 30, 1999, Aurora corporation, an Oregon Corporation, formed on April 2, 1986, merged with and into Echo Services, Inc. a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc., concurrent with the merger changed its name to Aurora Corporation. Aurora filed its form 10SB with the Securities and Exchange Commission on August 30, 1999 and became subject to the reporting requirements of the Securities Exchange Act of 1934. On October 25, 1999, Aurora Corporation changed its name to Millennium Plastics Corporation (MPCO).

   On December 6, 1999, MPCO merged with Graduated Plastics, Inc. (GPI) in a reverse merger transaction whereby MPCO was the surviving corporation. The net assets of GPI consisted of cash of $985,999 and a prepaid asset totaling $40,000. There were no liabilities or business activity in GPI. GPI had entered into an agreement with SCAC Holdings, Corp. (SCAC) whereby GPI received the assignment of a patent to produce biodegradable plastics in consideration for a fee of 5% of the net receipts of any sales of biodegradable products. No value was assigned to the patent at the date of the merger of GPI with MPCO. GPI shareholders received 6,750,000 shares of MPCO stock. The difference between the historical cost of assets received by MPCO and the par value of the MPCO stock issued was recorded as paid in capital. As part of the merger agreement, the majority shareholder of MPCO was required to contribute to MPCO as treasury stock 8,000,000 shares of MPCO stock. GPI was dissolved after the merger.

   In December 1999, MPCO amended the patent and royalty agreement it received from the merger with GPI. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of MPCO stock and a $300,000 loan to Solplax Ltd., (an Irish Corporation). Solplax was a 100% owned subsidiary of SCAC.

   In September 2000 MPCO rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of MPCO stock to SCAC for all of the outstanding stock of Solplax. In that Solplax did not have any significant assets other than the costs associated with the development of their patent and SCAC had no other business activities the assets and liabilities of Solplax were recorded at a historical cost basis.

   The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero according to United States accounting standards. Liabilities assumed included payables and debt totaling $177, 149. MPCO also paid SCAC $27,700 for repayments of funds used for Solplax purposes. MPCO reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired.

Restatement
   Subsequent to the issuance of the Company's financial statements for the fiscal year ended March 31, 2000, it was determined that the reported results for 2000 were in error as follows:

   In the 2000 financial statements when MPCO issued 8,000,000 shares of its stock to SCAC a value was assigned for the patent. The value of $10,000,000 ($8,000 stock, $9,692,000 paid in capital and $300,000 payable) was determined based on the estimated fair market value of the patent. In September, 2000 after MPCO and SCAC rescinded the patent agreement and 100% ownership of Solplax was received by MPCO, it was determined that the transaction be accounted for as a merger effective September 1999 because at that time MPCO was the significant owner of Solplax.

   The financial statements for March 31, 2000 have been restated to reflect the activities of the consolidated operations.

   The following reflects selected financial information and the effects of the aforementioned restatements.

                                             2000 As            2000 As
                                       Previously Reported      Restated
Total assets                                    $10,419,991         $707,296
Total shareholder's equity                       10,258,181          474,545
Total sales                                               0                0
Loss from operations                              (496,591)        (503,997)
Net loss                                          (485,318)        (492,724)
Basic and diluted EPS                               ($0.02)          ($0.02)

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

Equipment and Furniture
   Equipment and furniture are carried at cost. Depreciation is on the straight-line method, based on the useful life (5-7 years) of the asset.

   Maintenance and repairs are charged to operations as incurred.

Accounting Method
   The Company recognizes income and expense on the accrual method of accounting.

Research and Development
   The   Company  expenses  all  research  and  development  costs.   Amounts
   expensed in 2001 and 2000 totaled approximately $460,349 and $125,295, respectively.

Intangible Asset - Patent
   The cost of the patent is being amortized on the straight-line method over fifteen years.

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

Comprehensive Income
   Comprehensive income is the foreign exchange adjustments resulting from the Irish subsidiary.

Long - Lived Assets
   The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows. The Company has determined there are no impaired assets at March 31, 2001.

Principles of Consolidation
   The  consolidated financial statements include the company and its wholly-
   owned  subsidiary.   All significant transactions and balances  have  been
   eliminated.

Financial Instruments
   The carrying value and the company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of notes payable and long-term debt approximate fair value.

Stock-Based Compensation
   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods, financing or services from non-employees in exchange for equity instruments. SFAS 123 also allows companies to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation expense for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

Income Taxes
   Amounts provided for income tax expense are based on income reported for financial statement purpose and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to the enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax to amounts that the Company expects to realize.

New Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS no. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   In March 2000, the Financial Accounting Standards Board released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Fin 44"). FIN 44 addresses certain practice issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44 applies only to companies that have chosen not to adopt SFAS 123, Accounting for Stock-based Compensation, for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 July 1, 2000. The adoption of FIN 44 did not have a material effect on the financial position or operation.

   During the fourth quarter of 2000, the Emerging Issues Task Force (EITF) issued consensus 00-27 "Application of EITF No. 98-5. Accounting for Convertible Securities with Beneficial Conversion Features of Contingency Adjustable Conversion Ratios, to certain Convertible Instrument" ("EITF No. 00-27). EITF No. 00-27 requires the re-measurement of the original issue discount on convertible debt. This accounting change required the value of the warrants issued with the convertible debt to be included in calculating the beneficial conversion value. The adoption of EITF No. 00-27 did not have a material effect on the Company's financial position or previously reported results of operations.

Reclassifications
   Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

Note 2 - Going Concern
   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of is cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Note 3 -Notes payable and Long-term Debt
   Notes payable of $70,000 are due to individuals and $97,000 is due to an officer of the Company. These are demand notes and interest is at 6%. Solplax has notes payable totaling $43,244 to individuals and are non-interest bearing.

   The bank loan totals $34,375 and is owed to a bank in Ireland. The current maturity is $4,298. Interest is Irish prime and the loan is guaranteed by former Directors of Solplax and secured by VAT receivables. Payments are $4,298 each year for 2002-2006.

Note 4 - Commitments and Contingencies
   The Company leases its space from a company owned by an officer of MPCO. The lease is for a 3 year period. Rent expense for 2001 totaled approximately $12,000.

   Minimum lease commitments under operating leases are as follows; 2002 - $48,000; 2003 - $48,000; 2004 - $36,000.

   The Company entered into a consulting agreement for a one year term. Amounts owed are $7,500 a month plus 240,000 stock options at a conversion price of $.85 per share, vesting at 20,000 per month. Remaining monthly fees owed at March 31, 2001 were $67,500.

Note 5 - Stock Transactions
   In fiscal 2000, stock was issued for consulting services for an assigned value of $5,000 for 100,000 shares. Stock was issued for legal services for an assigned value of $12,500 for 50,000 shares.

   Pursuant to an agreement in December 1999, MPCO put in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 months to be issued based on the performance of services. At March 31, 2000, no shares were issued, although 57,000 shares were earned. The shares were issued subsequent to year-end. A payable was recorded for the earned shares. The services were assigned a value equal to $1.25 per share. If the shares had been issued prior to March 31, 2001, the loss per share would remain at $.02 per basic and diluted outstanding share.

   On January 15, 2001, the company issued 148,598 shares of its stock valued at $.84 per share for legal services totaling $124,822.

   In December 2000 144,000 shares were sold for $1.25 a share. The shares were issued subsequent to March 31, 2001.

Note 6 - Income Taxes
   Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carryforward of approximately $825,000 which expires in 2015 and 2016. The Irish subsidiary files its taxes in
   Ireland on an unconsolidated basis. The loss carryforward in Ireland is approximately $204,000. Certain items on the Solplax financial statements are not allowed as assets in the United States, mainly research and development costs, which would increase the tax loss of Solplax to $1,215,000.

The non-current deferred tax liability is as follows:

                                          March 31, 2001     March 31, 2000
  Non-current asset for net loss
  carryforward                                  $815,000           $420,000
  Valuation allowance                          (815,000)          (420,000)
                                            ------------        -----------
  Total deferred tax, net                             --                 --
                                            ============        ===========

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                                               March 31,     March 31, 2000
                                                    2001
    Statutory tax rate                           -34.00%            -34.00%
    Valuation Allowance                           34.00%             34.00%
                                             -----------        -----------
    Effective tax rate                             0.00%              0.00%
                                             ===========        ===========

Note 7 - Stock Option and Incentive Plan
   The Board of Directors approved a stock option plan on September 25, 2000. The total number of options that can be granted under the plan will not exceed 1,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

   Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised.

   In the event of a change of control (as defined in the stock option plan), the date on which all options outstanding under the stock option plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

   The Company accounts for the Plan under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with FAS 123, Accounting for Stock Based compensation, the Company's operating loss would have been affected as follows:

                                                           2001         2000
    Dividend yields                                          0%           --
    Stock volatility                             1.30% to 1.70%           --
    Risk free yield                                4.3% to 4.8%           --
    expected option life                                2 years           --
    Fair valve per option                              0 to .10           --
    Pro forma expense                                    $1,959           --
    Pro forma net loss                               $1,062,898           --
    Basic and Diluted EPS Effect                          $0.00           --

The following table summarizes the option plan:

                                                           2001         2000
    Beginning options outstanding                            --           --
    Options granted                                     240,000           --
    Options canceled                                         --           --
    Options exercised                                        --           --
                                                    -----------    ---------
    Ending balance options outstanding                  240,000           --
                                                    ===========    =========
    Exercise price                                        $0.85

   On January 15, 2001, the Company granted 240,000 options vesting at 20,000 each month. At March 31, 2001, 60,000 options were vested.

Note 8 - Related Party Transactions
   The Company uses the management and office services of a company owned by an officer. Amounts paid for the services for the years ended March 31, 2001 and 2000, was approximately $106,900 and $29,200, respectively. The Company used the consulting and tax services of a director of the subsidiary in 2001. Amounts paid totaled approximately $13,750.

Note 9 - Subsequent Events
   On May 11, 2001, the Company entered into an advisory and consulting agreement for the period of May 11, 2001 to August 3, 2001. Compensation for the consultant is 2,500,000 shares of company stock, valued at $700,000.

   On April 6, 2001 the Company granted 250,000 options expiring in five years at an exercise price of $.50 per share to a Board member for consulting.

   The Company entered into an agreement dated June 21, 2001 whereby they are to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted Company shares. The agreement calls for long term financing of $10,000,000 in the form of a convertible debenture. When the long term financing is in place the Company will repay the $750,000 temporary financing and receive back the 10,000,000 shares of Company stock. The stock will then be cancelled. The shares of stock were issued June 22, 2001 but will not be delivered to the lender until the temporary financing is received.