Form 10QSB
period 2001-06-30
MILLENNIUM PLASTICS CORP
filed 2001-08-17
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended    June 30, 2001   Commission file number  000-30234




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

                             Yes      X       No


As of June 30, 2001 there were 40,668,598 shares of common stock outstanding; however 10,000,000 shares of the outstanding shares have not been delivered, pending a transaction.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of June 30, 2001 and March 31, 2001            3

               Condensed Consolidated Statement of
               Operations three months ended June 30,
               2001 and 2000                                     4

               Condensed Consolidated Statement of Cash
               Flows three months ended June 30, 2001
               And 2000                                          5

               Notes to Condensed Consolidated Financial
               Statements                                        6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 10

     Item 2.   Changes in Securities                             10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  10

     Item 5.   Other Information                                 10

     Item 6.   Exhibits and Reports of Form 8-K                  10

     SIGNATURES                                                  11

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                            June 30,     March 31,
                                             2001         2001
                                           Unaudited     Audited
ASSETS
CURRENT ASSETS:
Cash                                   $       14,943 $        372
Receivables                                    40,673       77,233
Prepaid assets                                 297,000           --
TOTAL CURRENT ASSETS                           352,616       77,605

PROPERTY AND EQUIPMENT
Equipment                                      76,064       74,342
Less:  accumulated depreciation                46,457       40,714
NET PROPERTY AND EQUIPMENT                     29,607       33,628

OTHER ASSETS
  Intangible asset-patent, net of
accumulated
   amortization, 6/30/01 - $11,125;            97,158       97,077
3/31/01-$9,125
TOTAL ASSETS                           $      479,381  $    208,310

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
accounts payable                       $     282,371  $   248,655
Current portion of long-term debt and         352,153      214,542
notes payable
accrued liabilities                             3,501        2,572
TOTAL CURRENT LIABILITIES                     638,025      465,769

Long-Term debt                                 19,673       30,077

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000
  Shares authorized; issued and
outstanding:
   40,668,598 shares at 6/30/01                40,669
   28,168,598 shares at 3/31/2001                             28,169
Common stock not issued at 12/31/00
but owed to
   Buyer of 144, 000 shares                       144          144
Paid in capital                             2,096,760    1,399,260
Accumulated comprehensive income             (25,379)     (19,623)
Deficit accumulated during the            (2,290,511)   (1,695,486
development stage                                               )
TOTAL STOCKHOLDERS' EQUITY                  (178,317)    (287,536)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $     479,381  $    208,310
          See notes to condensed consolidated financial statements.

                             Three Months Ended    June     From
                                         30,              Inception
                                                        April 2, 1986
                                                        to June  30,
                                                            2001



                                 2001            2000
Revenues                    $          -- $          -- $     24,345
Cost of sales                           --             --        11,371
Gross profit                            --             --        12,974

Research and development            92,744        167,211       678,388
costs
Wages                               11,450         29,509       103,241
Professional fees                  444,324         61,993     1,078,145
Travel                               2,482         11,556       104,622
Administrative expense              44,025         52,472       359,092
Operating expense                  595,025        322,741     2,323,488
Loss from operations             (595,025)      (322,741)    (2,310,514)
Interest income                         --          8,359        20,003
Net loss                    $   (595,025) $   (314,382) $ (2,290,511)

Net loss per share of
common stock-basic
   and diluted               $      (0.02) $      (0.02) $     (0.12)

Weighted average shares         30,531,000     20,462,500    18,765,000
outstanding







          See notes to condensed consolidated financial statements.

                          Three Months Ended June     From
                                        30,            Inception
                                   2001    2000         April 2,
                                                          1986
                                                        to June
                                                          30,
                                                          2001
Cash flows from operating
activities:
   Net loss                  $  (595,025) $  (314,382) $ (2,290,511
                                                                )
   Adjustments to reconcile
  net loss to
    cash used by operating
  activities:
      Depreciation and               7,743         5,634       45,195
  amortization
      Change in foreign            (5,756)       (6,048)     (25,379)
  currency
   Changes in assets and
  liabilities-
      Receivables                   36,560       (8,854)     (40,673)
      Prepaid assets             (287,000)            --    (287,000)
      Accounts payable              33,716        27,447      219,540
      Accrued liabilities              929       (3,995)        2,147
Cash used in operating          (808,833)     (300,198)    (2,376,681
activities                                                      )
Investing activities:
   Purchase of equipment &         (1,722)      (13,557)     (27,436)
  furniture
   Miscellaneous                        --            --        2,095
   Patent costs                    (2,081)            --     (20,477)
Cash used in investing            (3,803)      (13,557)     (45,818)
activities

Financing activities:
   Net note payable activity       137,754         (321)      284,015
   Payments on long-term          (10,547)            --     (25,195)
  debt
   Cash paid in Solplax                 --            --     (19,700)
  merger
   Stock sold                           --            --      180,000
   Stock issued for services       700,000        97,500      992,323
   Stock issued for                     --            --    1,025,999
  acquisition
Cash provided from                827,207        97,179    2,437,442
financing activities
Increase (decrease) in cash        14,571     (216,576)       14,943
Cash beginning of period              372       585,854           --
Cash end of period          $     14,943 $    369,278 $    14,943


Non-cash investing and
financing activities:
Shares issued for loan      $     10,000 $         -- $    10,000
costs


          See notes to condensed consolidated financial statements.

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

Note 1 -Basis of Presentation
      The accompanying unaudited condensed financial statements at June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations and cash flows for the three months ended June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2001. Additionally, reference is made in the Company's Form 10-KSB for the year ended March 31, 2001 wherein the Company restated its financial statements for the year ended March 31, 2000. The restatement occurred as the result of a restatement of the MPCO/SCAC transaction as a merger effective September 1999 because at the time of the transaction MPCO was a significant owner of Solplax.

Note 2 -Commitments and Contingencies

Going Concern
      The accompanying unaudited condensed financial statements at June 30, 2001 have been prepared in conformity with generally accepted accounting principles, which contemplate the continuance of the company as a going concern. The Company has suffered losses from operations during its
operating  history.   The  Company  is  dependent  on  the  testing  of   its
biodegradable plastics before it can begin commercial operations. The Company's cash position may be inadequate to pay all of the costs associated with the full range of testing required. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 -Stock Transactions
      On May 11, 2001, the Company entered into an advisory and consulting agreement for the period of May 11, 2001 to August 3, 2001. Compensation for the consultant is 2,500,000 shares of company stock, valued at $700,000 and registered on Form S-8. Included in professional fees for the quarter is
$413,000.   The remaining $287,000 is included in prepaid assets.

      On April 6, 2001 the Company granted 250,000 options expiring in five years at an exercise price of $.50 per share to a board member for consulting.

      The Company entered into an agreement dated June 21, 2001 whereby they are to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted company shares. The agreement calls for long term financing of $10,000,000 in the form of  a  convertible
debenture. When the long term financing is in place, the Company will repay the $750,000 temporary financing and receive back the 10,000,000 shares of company stock. The stock will then be cancelled. The shares of stock were issued June 22, 2001 but will not be delivered to the lender until the temporary financing is received. Included in prepaid expense is $10,000 representing the par value of the issued but undelivered stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Millennium Plastics Corporation a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation, acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Limited of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 we acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided us with the worldwide rights to the Solplax technology. We are a development stage company, have limited revenues to date and have raised capital for initial development through the issuance of securities.

      In the 2000 financial statements when MPCO issued 8,000,000 shares of its stock to SCAC, a value was assigned for the patent. The value of $10,000,000 ($8,000 stock, $9,692,000 paid in capital and $300,000 payable)
was determined based on the estimated fair market value of the patent. In September 2000 after MPCO and SCAC rescinded the patent agreement and 100%
ownership of Solplax was received by MPCO, it was determined that the transaction be accounted for as a merger effective September 1999 because at that time MPCO was a significant owner of Solplax.

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

     As a result of the unique properties of the Company's plastic products, the Company has focused its marketing to the U.S. Navy in a test program for the development of a biodegradable flat ware. Additionally various forms of plastic film are being produced for commercial purposes, such as  disposable
waste bags. Recently the Company entered into an agreement to produce plastic perf balls for the oil and gas industry. Although the Company has not generated revenues from these Agreements up to this point in time, it is anticipated that upon completion of the development of the Company's experimental products, that the products are intended to be commercialized.

Results of Operations for the three months ended June 30, 2001

     The Company's net loss was $595,025 or $.02 per share for the three months ended June 30, 2001 as compared to a net loss of $314,382 for the period ending June 30, 2000. This represents an 89% or $280,643 increase over the same period last year. This net loss increase of $280,643 was primarily the result of an increase in professional fees associated with various transactions. Revenues for the three months ended June 30, 2001 were non-existent, reflecting the Company's development stage of operations.

     General and administrative expenses were $502,281 for the three months ended June 30, 2001, consisting of wages of $11,450, professional fees of $444,324, travel expenses of $2,482, and office and administrative expenses of $44,025. Total operating expenses from continuing operations were $595,025, which included $92,744 for Research and Development for the three months ended June 30, 2001.


Liquidity and Capital Reserves

As of June 30, 2001 (Unaudited)

     As of June 30, 2001, the Company's assets were $479,381 and its current liabilities were $638,025.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.


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

     None

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

Form S-8 Registration filed 5/18/2001 incorporated by reference.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:/s/Paul Branagan
     Paul Branagan
     President


August 16, 2001
Date