Form 10QSB/A
period 2001-06-30
MILLENNIUM PLASTICS CORP
filed 2001-08-22
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                FORM 10-QSB/A
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


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

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of June 30, 2001 and March 31, 2001            3

               Condensed Consolidated Statement of
               Operations three months ended June 30,
               2001 and 2000                                     4

               Condensed Consolidated Statement of Cash
               Flows three months ended June 30, 2001
               And 2000                                          5

               Notes to Condensed Consolidated Financial
               Statements                                        6-7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 10

     Item 2.   Changes in Securities                             10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  10

     Item 5.   Other Information                                 10

     Item 6.   Exhibits and Reports of Form 8-K                  10

     SIGNATURES                                                  11

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                            June 30,     March 31,
                                             2001         2001
                                           Unaudited     Audited
ASSETS
CURRENT ASSETS:
Cash                                   $       14,943 $        372
Receivables                                    40,673       77,233
Prepaid assets                                651,668           --
TOTAL CURRENT ASSETS                          707,284       77,605

PROPERTY AND EQUIPMENT
Equipment                                      76,064       74,342
Less:  accumulated depreciation                46,457       40,714
NET PROPERTY AND EQUIPMENT                     29,607       33,628

OTHER ASSETS
  Intangible asset-patent, net of
accumulated
   amortization, 6/30/01 - $11,125;            97,158       97,077
3/31/01-$9,125
TOTAL ASSETS                           $      834,049  $    208,310

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
accounts payable                       $      282,371  $   248,655
Current portion of long-term debt and         352,153      214,542
notes payable
accrued liabilities                             3,501        2,572
TOTAL CURRENT LIABILITIES                     638,025      465,769

Long-Term debt                                 19,673       30,077

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000
  Shares authorized; issued and
outstanding:
   40,668,598 shares at 6/30/01                40,669
   28,168,598 shares at 3/31/2001                           28,169
Common stock not issued at 12/31/00
but owed to
   Buyer of 144, 000 shares                       144          144
Paid in capital                             2,096,760    1,399,260
Accumulated comprehensive income             (25,379)     (19,623)

Deficit accumulated during the            (1,935,843)  (1,695,486)
development stage
TOTAL STOCKHOLDERS' EQUITY                  (176,351)    (287,536)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $     834,049  $    208,310
          See notes to condensed consolidated financial statements.



                                                            From
                                                          Inception
                                                         April 2, 1986
                                                           to June 30,
                                 Three Months Ended         2001
                                       June 30,
                                 2001            2000
Revenues                    $           -- $           -- $      24,345
Cost of sales                           --             --        11,371
Gross profit                            --             --        12,974

Research and development            92,744        167,211       678,388
costs
Wages                               11,450         29,509       103,241
Professional fees                   89,656         61,993       723,477
Travel                               2,482         11,556       104,622
Administrative expense              44,025         52,472       359,092
Operating expense                  240,357        322,741     1,968,820
Loss from operations             (240,357)      (322,741)    (1,955,846)
Interest income                        --          8,359         20,003
Net loss                    $    (240,357)  $   (314,382)  $ (1,935,843)

Net loss per share of
common stock-basic
   and diluted               $       (0.01) $       (0.02) $      (0.10)

Weighted average shares         30,531,000     20,462,500    18,765,000
outstanding


         See notes to condensed consolidated financial statements.

                                                          From
                                                         Inception
                                                          April 2,
                                                          1986
                           Three Months Ended June 30,    to June
                                 2001         2000        30,2001

Cash flows from operating
activities:
   Net loss                  $  (240,357) $   (314,382) $ (1,935,843)

   Adjustments to reconcile
  net loss to
    cash used by operating
  activities:
      Depreciation and              7,743         5,634       45,195
  amortization
      Change in foreign            (5,756)       (6,048)     (25,379)
  currency
   Changes in assets and
  liabilities-
      Receivables                  36,560        (8,854)     (40,673)
      Prepaid assets             (641,668)           --     (641,668)
      Accounts payable             33,716        27,447      219,540
      Accrued liabilities             929        (3,995)       2,147
Cash used in operating           (808,833)     (300,198)  (2,376,681)
activities
Investing activities:
   Purchase of equipment &         (1,722)      (13,557)     (27,436)
   furniture
   Miscellaneous                        --            --       2,095
   Patent costs                    (2,081)            --     (20,477)
Cash used in investing             (3,803)      (13,557)     (45,818)
activities

Financing activities:
   Net note payable activity       137,754         (321)      284,015
   Payments on long-term           (10,547)           --      (25,195)
  debt
   Cash paid in Solplax                 --            --      (19,700)
  merger
   Stock sold                           --            --      180,000

   Stock issued for services       700,000        97,500      992,323
   Stock issued for                     --            --    1,025,999
  acquisition
Cash provided from                 827,207        97,179    2,437,442
financing activities
Increase (decrease) in cash         14,571      (216,576)      14,943
Cash beginning of period               372       585,854           --
Cash end of period           $      14,943  $    369,278  $    14,943


Non-cash investing and
financing activities:
Shares issued for loan       $     10,000   $         --  $    10,000
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

Note 3 -Stock Transactions
      On May 11, 2001, the Company entered into an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant is 2,500,000 shares of company stock, valued at $700,000. Included in professional fees for the quarter is $58,332. The remaining $641,668 is included in prepaid assets and will be amortized monthly over the period of the Agreement.

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

Results of Operations for the three months ended June 30, 2001

     The Company's net loss was $240,357 or $.01 per share for the three months ended June 30, 2001 as compared to a net loss of $314,382 for the period ending June 30, 2000. This represents a 24% or $74,025 decrease over the same period last year. This net loss decrease of $74,025 was primarily the result of a decrease in research and development associated with various transactions. Revenues for the three months ended June 30, 2001 were non-existent, reflecting the Company's development stage of operations.

     General and administrative expenses were $147,613 for the three months ended June 30, 2001, consisting of wages of $11,450, professional fees of $89,656, travel expenses of $2,482, and office and administrative expenses of $44,025. Total operating expenses from continuing operations were $240,357, which included $92,744 for Research and Development for the three months ended June 30, 2001.


Liquidity and Capital Reserves

As of June 30, 2001 (Unaudited)

     As of June 30, 2001, the Company's assets were $834,049 and its current liabilities were $638,025.

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

     None

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None.

Item 5.       Other Information.

     On May 18, 2001 the Company registered 2,500,000 shares of stock on Form
S-8.

Item 6.       Exhibits and Reports on Form 8-K.

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM PLASTICS CORPORATION
(Registrant)



By:/s/Paul Branagan
     Paul Branagan
     President


     August 16, 2001
     Date