Form 10QSB
period 2001-09-30
MILLENNIUM PLASTICS CORP
filed 2001-11-14
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2001   Commission file number 000-30234




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

                             Yes      X       No


    As of September 30, 2001 there were 41,952,884 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of September 30, 2001 and March 31, 2001                 3

               Condensed Consolidated Statement of
               Operations three months ended September 30,
               2001 and 2000                                               4

               Condensed Consolidated Statement of
               Operations six months ended September 30,
               2001 and 2000                                               5

               Condensed Consolidated Statement of Cash
               Flows six months ended September 30, 2001
               And 2000                                                    6

               Notes to Condensed Consolidated Financial
               Statements                                                7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          11

     Item 2.   Changes in Securities                                      11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           11

     Item 5.   Other Information                                          11

     Item 6.   Exhibits and Reports of Form 8-K                           11

     SIGNATURES                                                           12


                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2001

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                 September 30  March 31,
                                                     2001         2001
                                                  (Unaudited)
Assets
Current assets:
  Cash                                             $      476     $    372
  Receivables                                          30,727       77,233
  Inventory                                             9,479           --
  Prepaid assets                                      580,690           --
                                                   ----------   ----------
    Total current assets                              621,372       77,605
                                                   ----------   ----------
Equipment and furniture                                78,325       74,342
Accumulated depreciation                               50,043       40,714
                                                   ----------   ----------
    Total equipment and furniture                      28,282       33,628
                                                   ----------   ----------
Other assets:
  Intangible asset-patent, net of accumulated
    amortization of $13,125 at 9/30/01 and $9,125
  at 3/31/01                                         103,995       97,077
                                                 -----------  -----------
    Total assets                                 $   753,649  $   208,310
                                                 ===========  ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $   411,203  $   248,655
  Current maturity of long-term debt and notes
 payable                                             402,811      214,542
  Accrued liabilities                                  9,587        2,572
                                                  ----------   ----------
    Total current liabilities                        823,601      465,769
                                                  ----------   ----------
Long-term debt                                            --       30,077
                                                  ----------   ----------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
    shares authorized; 41,952,884 at 9/30/01
    and 28,168,598 at 3/31/01 shares issued and
  outstanding                                       41,953       28,169
  Common stock not issued at 6/30/01 but owed to
 a buyer of 144,000 shares                             144          144
  Accumulated comprehensive income                 (19,820)     (19,623)
  Paid in capital                                2,224,950    1,399,260
  Deficit accumulated during the development    (2,317,179)  (1,695,486)
 stage
                                               -----------  -----------
    Total stockholders' equity                     (69,952)    (287,536)
                                               -----------  -----------
    Total liabilities and stockholders' equity $   753,649  $   208,310
                                               ===========  ===========

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                     THREE MONTH CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                     Three Months Ended
                                                        September 30
                                                     2001           2000
Revenues                                       $      13,469    $         --
Cost of sales                                         11,115              --
                                               -------------    ------------
Gross profit                                           2,354              --
                                               -------------    ------------
Research and development costs                       121,620          42,886
Wages                                                  6,589          26,282
Professional fees                                    181,222          70,135
Travel                                                11,934          24,427
Administrative expense                                52,488          41,594
                                               -------------    ------------
Operating expense                                    373,853         205,324
                                               -------------    ------------
Loss from operations                               (371,499)       (205,324)

Interest expense                                       9,837              --
Interest income                                           --             305
                                               -------------    ------------
Net loss                                       $   (381,336)   $   (205,019)
                                               =============   =============
Net loss per share of common stock-basic
  and diluted                                   $      (0.01)   $    (0.01)
                                               =============   ============
Weighted average shares outstanding               41,505,600     25,292,000
                                               =============   ============

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                      SIX MONTH CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                         Six Months Ended          From
                                           September 30          Inception
                                          2001        2000     April 2, 1986
                                                                    to
                                                               September 30,
                                                                   2001
Revenues                              $   13,469    $      --  $      37,814
Cost of sales                             11,115           --         22,486
                                      ----------    ---------  -------------
Gross profit                               2,354           --         15,328
                                      ----------    ---------  -------------
Research and development costs           214,364      210,097        800,008
Wages                                     18,039       55,791        109,830
Professional fees                        270,878      132,128        904,699
Travel                                    14,416       35,983        116,556
Administrative expense                    96,513       94,066        411,580
                                      ----------    ---------  -------------
Operating expense                        614,210      528,065      2,342,673
                                      ----------    ---------  -------------
Loss from operations                   (611,856)    (528,065)    (2,327,345)

Interest expense                         (9,837)           --        (9,837)
Interest income                               --        8,664         20,003
                                      ----------    ---------  -------------
Net loss                             $ (621,693)   $(519,401)  $ (2,317,179)
                                     ===========   ==========  =============
Net loss per share of common stock-
basic and diluted                   $     (0.02)   $   (0.03)   $     (0.12)
                                    ============   ==========  =============
Weighted average shares outstanding   36,073,500   20,462,500     19,720,000
                                    ============   ==========  =============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                         Six Months Ended          From
                                          September 30,          Inception
                                      2001              2000   April 2, 1986
                                                                    to
                                                               September 30,
                                                                   2001
Cash flows from operating
activities:
 Net loss                            $ (621,693)   $ (519,401)  $ (2,317,179)
 Adjustments to reconcile net loss
to
  cash used by operating
activities:
   Depreciation and amortization           13,329         9,251         50,781
   Change in foreign currency               (197)      (11,793)       (19,820)
 Changes in assets and liabilities-
   Receivables                             46,506      (81,094)       (30,727)
   Inventory                              (9,479)            --        (9,479)
   Prepaid assets                       (570,265)            --      (570,265)
   Accounts payable                       162,548      (65,962)        348,372
   Accrued liabilities                      7,015       (4,423)          8,232
                                       ----------   -----------  -------------
Cash used in operating activities        (972,236)     (673,422)    (2,540,085)
                                       ----------   ------------ -------------

Investing activities:
 Purchase of equipment & furniture       (3,983)      (14,595)       (29,697)
 Miscellaneous                                --            --          2,095
 Patent costs                           (10,918)       (1,716)       (29,314)
                                       ---------    ----------   ------------
Cash used in investing activities       (14,901)      (16,311)       (56,916)
                                      ----------    ----------   ------------
Financing activities:
 Net note payable activity               188,268       (4,589)        334,530
 Payments on long-term debt             (30,077)            --       (44,725)
 Cash paid in Solplax merger                  --            --       (19,700)
 Stock sold                              100,000            --        280,000
 Stock issued for services               729,050       123,750      1,021,373
 Stock issued for acquisition                 --            --      1,025,999
                                     -----------     ---------   ------------
Cash provided from financing
activities                               987,241       119,161      2,597,477
                                    ------------     ---------   ------------

Increase (decrease) in cash                 104     (570,572)            476

Cash beginning of period                    372       585,854             --
                                   ------------    ----------    -----------
Cash end of period                  $       476    $   15,282  $         476
                                   ============    ==========  =============
Non-cash investing and financing
activities:
Shares issued for loan costs       $     10,425   $        --  $      10,425
                                   ============   ===========  =============

          See notes to condensed consolidated financial statements.

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

Note 1 -Basis of Presentation

     The unaudited condensed financial statements include Millennium Plastics Corporation and its subsidiary Solplax Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the company's Form 10-KSB for the year ended March 31, 2001.

Note 2 -Commitments and Contingencies

Going Concern

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent on the testing of its biodegradable plastics before it can begin commercial operations. The Company's cash position may be inadequate to pay all of the costs associated with the full range of testing required. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 -Stock Transactions

     On May 11, 2001, the Company entered an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant was 2,500,000 shares of company stock, valued at $700,000. Included in professional fees expense for the quarter is $87,500 and for the year to date $145,832. The remaining $554,168 is included in prepaid assets and will be amortized monthly over the period of the agreement.

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

     The Company issued 25,000 restricted shares for a consultant (valued at $6,250) for services performed through July 31, 2001. The Company has agreed to continue to use the consultant for four additional months and will pay $20,000 in cash and 35,000 shares of stock (valued at $6,650) for the services.

     The Company has issued 120,000 restricted shares of its stock with a value of $22,800 to be used as compensation for an employee.

     The bank Solplax uses in Ireland required the Company to issue 425,000 restricted shares of its stock to be held as collateral for a loan.

     The Company sold 714,286 shares of restricted stock to an investor for $100,000.

     The Board of Directors approved the Amendment to the Article of Incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares on September 24, 2001.

Note 4-Subsequent Events

     On October 1, 2001 the Company granted to a consultant for professional fees 250,000 options with an option price of $0.10 per share for a term of five years.

     On October 4, 2001 the Company granted 1,000,000 shares of restricted common stock to Jocelyn Carnegie as a result of his excellent performance as General Manager of Solplax Ltd. with 500,000 of the restricted shares to be issued on or before October 10, 2001 and the remaining 500,000 restricted shares issued in 50,000 increments on a monthly basis for the next 10 months, beginning on or near November 1, 2001.

     The Board of Directors agreed on November 13, 2001 to issue 1,253,266 restricted shares of company stock in exchange for the note owed to a Director which totaled $125,326.57.

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

Results of Operations for the six months ended September 30, 2001

     The Company's net loss was $621,693 or $.02 per share for the six months ended September 30, 2001 as compared to a net loss of $519,401 for the period ending September 30, 2000. This represents a 20% or $102,292 increase over the same period last year. This net loss increase was primarily the result of a increase in professional fees. Revenues for the three months ended September 30, 2001 were $13,469 as compared to $0 for the period ending September 30, 2000.

     General and administrative expenses were $399,846 for the six months ended September 30, 2001, consisting of wages of $18,039, professional fees of $270,878, travel expenses of $14,416, and office and administrative expenses of $96,513. Total operating expenses from continuing operations were $614,210, which included $214,364 for Research and Development for the three months ended September 30, 2001.

Liquidity and Capital Reserves

As of September 30, 2001 (Unaudited)

     As of September 30, 2001, the Company's assets were $753,649 and its current liabilities were $823,601.

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


   Date: November 14, 2001