Form 10QSB
period 2001-12-31
MILLENNIUM PLASTICS CORP
filed 2002-02-15
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended December 31, 2001     Commission file number 000-30234




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

                             Yes      X       No


    As of December 31, 2001 there were 69,635,150 shares of common stock outstanding.

                       MILLENNIUM PLASTICS CORPORATION
                              DECEMBER 31, 2001

                                    INDEX
PART I - FINANCIAL INFORMATION                                        Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of December 31, 2001 and March 31, 2001                  3

               Condensed Consolidated Statement of
               Operations three months ended December 31,
               2001 and 2000                                               4

               Condensed Consolidated Statement of
               Operations nine months ended December 31,
               2001 and 2000                                               5

               Condensed Consolidated Statement of Cash
               Flows nine months ended December 31, 2001
               And 2000                                                    6

               Notes to Condensed Consolidated Financial
               Statements                                                7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          11

     Item 2.   Changes in Securities                                      11

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          11

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           11

     Item 5.   Other Information                                          11

     Item 6.   Exhibits and Reports of Form 8-K                           11

     SIGNATURES                                                           12


                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                   December 31      March 31,
                                                     2001            2001
                                                   (Unaudited)
Assets
Current assets:
  Cash                                          $         172   $          372
  Receivables                                           40,573          77,233
  Inventory                                              2,050              --
  Prepaid assets                                       576,287              --
                                                     ----------      ----------
    Total current assets                               619,082          77,605
                                                    ----------      ----------
Equipment and furniture                                 78,324          74,342
Accumulated depreciation                                51,495          40,714
                                                    ----------      ----------
    Total equipment and furniture                       26,829          33,628
                                                    ----------      ----------
Other assets:
  Intangible asset-patent, net of accumulated
    amortization of $15,125 at 12/31/01 and
  $9,125 at 3/31/01                                    102,278          97,077
                                                    ----------      ----------
    Total assets                                 $     748,189   $     208,310
                                                    ==========      ==========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $     585,739   $     248,655
  Current maturity of long-term debt and notes
 payable                                               398,383         214,542
  Accrued liabilities                                   12,817           2,572
                                                    ----------      ----------
    Total current liabilities                          996,939         465,769
                                                    ----------      ----------
Long-term debt                                              --          30,077
                                                    ----------      ----------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
    shares authorized; 69,635,150 at 12/31/01
    and 28,168,598 at 3/31/01 shares issued and
  outstanding                                           69,635          28,169
  Common stock not issued at 6/30/01 but owed
 to a
    buyer of 144,000 shares                                                144
  Subscription Receivable                             (25,000)              --
  Accumulated comprehensive income                    (20,934)        (19,623)
  Paid in capital                                    2,597,585       1,399,260
  Deficit accumulated during the development
 stage                                              (2,870,036)     (1,695,486)
                                                     ----------      ----------
    Total stockholders' equity                        (248,750)       (287,536)
                                                     ----------      ----------
    Total liabilities and stockholders' equity   $     748,189   $     208,310
                                                    ==========      ==========

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                      THREE MONTH CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                 UNAUDITED


                                                     Three Months Ended
                                                        December 31
                                                     2001           2000
Revenues                                            $ 17,020   $          --
Cost of sales                                          7,429              --
                                                   ----------      ----------
Gross profit                                           9,591              --
                                                   ----------      ----------
Research and development costs                       105,788         191,219
Wages                                                  8,241           8,000
Professional fees                                    414,110          60,234
Travel                                                 6,665           3,246
Administrative expense                                24,305          57,971
                                                   ----------      ----------
Operating expense                                    559,109         320,670
                                                   ----------      ----------
Loss from operations                               (549,518)       (320,670)

Interest expense                                     (3,339)              --
Interest income                                           --              61
                                                   ----------      ----------
Net loss                                        $  (552,857)    $  (320,609)
                                                   ==========      ==========
Net loss per share of common stock-basic and   $      (0.01)    $     (0.01)
diluted
                                                   ==========      ==========
Weighted average shares outstanding               54,345,680      25,292,000
                                                  ==========      ==========

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                       NINE MONTH CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                 UNAUDITED



                                        Nine Months Ended          From
                                           December 31           Inception
                                       2001           2000     April 2, 1986
                                                                    to
                                                               December 31,
                                                                   2001
Revenues                               $  30,489    $      --    $    54,834
Cost of sales                             18,544           --         29,915
                                       ----------   ----------     ----------
Gross profit                              11,945           --         24,919

Research and development costs           320,152      401,316        905,796
Wages                                     26,280       63,791        118,071
Professional fees                        684,988      192,362      1,318,809
Travel                                    21,081       39,229        123,221
Administrative expense                   120,818      152,037        435,884
                                       ----------   ----------     ----------
Operating expense                      1,173,319      848,735      2,901,781
                                       ----------   ----------     ----------
Loss from operations                 (1,161,374)    (848,735)    (2,876,862)

Interest expense                        (13,176)           --       (13,176)
Interest income                               --        8,725         20,003
                                       ----------   ----------     ----------
Net loss                            $(1,174,550)   $(840,010)   $(2,870,035)
                                       ==========   ==========     ==========
Net loss per share of common stock-
basic and diluted                     $   (0.03)   $   (0.04)   $     (0.15)
                                       ==========   ==========     ==========
Weighted average shares outstanding   42,178,191   20,462,500     18,779,000
                                      ==========   ==========     ==========

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 UNAUDITED

                                        Nine Months Ended          From
                                           December 31,          Inception
                                       2001            2000    April 2, 1986
                                                                    to
                                                               December 31,
                                                                   2001
Cash flows from operating
activities:
 Net loss                            $(1,174,550)   $(840,010)   $(2,870,035)
 Adjustments to reconcile net loss
to
  cash used by operating activities:
   Depreciation and amortization            16,781       15,596         54,223
   Change in foreign currency              (1,311)       11,745       (20,934)
 Changes in assets and liabilities-
   Receivables                              36,660     (49,539)       (40,573)
   Inventory                               (2,050)           --        (2,050)
   Prepaid assets                        (565,862)           --      (565,862)
   Accounts payable                        337,084       37,609        522,908
   Accrued liabilities                      10,245      (7,695)         11,462
                                     -----------   ----------    -----------
Cash used in operating activities    (1,343,003)    (832,294)    (2,910,851)
                                       -----------   ----------    -----------
Investing activities:
 Purchase of equipment & furniture        (3,983)     (29,734)       (29,697)
 Miscellaneous                                 --           --          2,095
 Patent costs                            (11,201)      (7,701)       (29,597)
                                     -----------   ----------    -----------
Cash used in investing activities       (15,184)     (37,435)       (57,199)
                                       -----------   ----------    -----------
Financing activities:
 Net note payable activity                225,654        (988)        371,915
 Payments on long-term debt              (30,077)           --       (44,725)
 Cash paid in Solplax merger                   --           --       (19,700)
 Stock sold                               100,000      180,000        280,000
 Stock issued for services              1,062,410      150,000      1,354,733
 Stock issued for acquisition                  --           --      1,025,999
                                     -----------   ----------    -----------
Cash provided from financing
activities                             1,357,987      329,012      2,968,222
                                       -----------   ----------    -----------
Increase (decrease) in cash                (200)    (540,717)            172
Cash beginning of period                     372      585,854             --
                                       -----------   ----------    -----------
Cash end of period                   $       172    $  45,137    $       172
                                     ===========   ==========    ===========
Non-cash investing and financing
activities:
Shares issued for loan costs         $    10,425   $       --    $    10,425
                                     ===========   ==========    ===========
Shares issued for note payable       $    41,813   $       --    $    41,813
                                     ===========   ==========    ===========
Stock subscription                   $    25,000   $       --    $    25,000
                                     ===========   ==========    ===========

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

Note 3 -Stock Transactions

     On May 11, 2001, the Company entered an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant was 2,500,000 shares of company stock, valued at $700,000. Included in professional fees expense for the quarter is $87,500 and for the year to date $233,332. The remaining $466,668 is included in prepaid assets and will be amortized monthly over the period of the agreement.

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

                   MILLENNIUM PLASTICS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Company on July 18, 2001 issued 25,000 restricted shares to a consultant (valued at $6,250) for services. The Company then agreed to continue to use the consultant for four additional months and was paid $20,000 in cash and 25,000 shares of stock on October 25, 2001 and 10,000 shares of restricted common stock on December 20, 2001 (valued at $6,650) for the services.

     The Company on July 30, 2001 issued 120,000 restricted shares of its stock with a value of $22,800 to be used as compensation for an employee.

     The bank Solplax uses in Ireland required the Company on August 17, 2001 to issue 425,000 restricted shares of its stock to be held as collateral for a loan.

     The Company sold on July 24, 2001, 714,286 shares of restricted stock to an investor for $100,000.

     The Company converted the unissued but paid for stock totaling 144,000 shares on December 20, 2001.

     On December 20, 2001, the Company issued 75,000 restricted shares to two Directors and 250,000 restricted shares to the President for services rendered. The value assigned for the services was $56,000.

     On December 20, 2001, the Company issued 250,000 shares of restricted stock for services to a marketing and technical representative. The value assigned to the shares was $35,000.

     On December 20, 2001, the Company issued 1,253,266 restricted shares to a Director in exchange for cash totaling $41,813 and for services rendered over an eight month period beginning in October, 2001. The value assigned to the services was $158,710. During the quarter amortization of the prepaid expense was $59,516 and the balance in the prepaid expense account at December 31, 2001 was $99,194.

     The Company issued 500,000 restricted shares on October 25, 2001 and agreed to issue 50,000 shares each month for 10 months to a Director and General Manager of Solplax. 10,000 restricted shares were issued in November and December. The value assigned for the services totaled $79,000.

     The Board of Directors on November 20, 2001 approved the stock subscription agreement whereby Kassell Partnership of Athens Greece would purchase 25,000,000 shares of the Company's restricted stock for $2,000,000 in cash. As of December 31, 2001 the funds were not available to the Company and the issued stock was held by the Company. Included in equity is subscription receivable totaling $25,000 representing the par value of the issued stock. It is anticipated the funds will be available in February, 2002.

                   MILLENNIUM PLASTICS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The  Board of Directors and stockholders approved the Amendment  to  the
Articles  of   Incorporation  to increase the authorized  common  stock  from
50,000,000 shares to 100,000,000 shares on September 24, 2001.

Note 4-Subsequent Events

     The Company in January, 2002 issued 500,000 restricted shares of company stock in exchange for $50,000.

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

     Investors should be particularly aware of the inherent risks associated with the company's planned business. These risks include the development stage status of the Company and lack of a proven market for its biodegradable plastics, lack of equity funding, and its size compared to the size of competitors. Although the company intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. The company has no liquidation plans should it be unable to receive funding. Should the company be unable to implement its business plan, it would investigate all options available to retain value for stockholders. Among the options that would be considered are:

*    acquisition of another product or technology or,
*    a merger or acquisition of another business entity.

    In the event funding is unavailable during the next twelve months, the company will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, the company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the company may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located.

Results of Operations for the nine months ended December 31, 2001

     The Company's net loss was $1,174,559 or $.03 per share for the nine months ended December 31, 2001 as compared to a net loss of $840,010 for the period ending December 31, 2000. This represents a 40% or $334,540 increase over the same period last year. This net loss increase was primarily the result of a increase in professional fees. Revenues for the nine months ended December 31, 2001 were $30,489 as compared to $0 for the period ending December 31, 2000.

     General and administrative expenses were $853,167 for the nine months ended December 31, 2001, consisting of wages of $26,280, professional fees of $684,988, travel expenses of $21,081, and office and administrative expenses of $120,818. Total operating expenses from continuing operations were $1,173,319, which included $320,152 for Research and Development for the nine months ended December 31, 2001.

Liquidity and Capital Reserves

As of December 31, 2001 (Unaudited)

     As of December 31, 2001, the Company's assets were $748,189 and its current liabilities were $996,939.

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations during its operating history. The Company's cash position may be inadequate to pay all of the costs associated with continued operations. Management intends to use borrowings and security sales to mitigate the affects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     The Company increased its authorized capitalization from 50,000,000 common shares with a par value of $.001 to 100,000,000 common shares with a par value of $.001.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     At the annual shareholders meeting, held on September 24, 2001, the shareholders voted to; (i) authorize an increase in common shares from 50,000,000 to 100,000,000; (ii) elect Paul T. Branagan, Jocelyn Carnegie, Bayan Giltsoff, James L. Arnold and Donato Grieco as Board Members; and (iii) affirm Weaver & Martin as auditors.

Item 5.       Other Information.

     Recent Sales of Unregistered Securities:

     On December 20, 2001 the Company issued 144,000 shares of restricted common stock which had been sold to 3GC during November and December, 2000 at a price of $1.25 per share. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 75,000 shares of restricted common stock to two Directors and 250,000 shares of restricted common stock to the President of the Company for services rendered. The assigned aggregated value for the services was $56,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 250,000 shares of restricted common stock to a consultant of the Company for services related to marketing and as a technical representative of the Company. The assigned value for the services was $35,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 1,253,266 shares of restricted common stock to a Director in exchange for cash totaling $41,813 and for services rendered for the eight months beginning on October 1, 2001 and ending on April 1, 2002. The value assigned to the services was $158,710. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     The Company entered into an agreement dated June 21, 2001 with The Fit Group whereby the company is to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted company shares. The agreement calls for long term financing of $10,000,000 in the form of a convertible debenture. When the long term financing is in place, the Company will repay the $750,000 temporary financing and receive back the 10,000,000 shares of company stock. The stock will then be cancelled. The shares of stock were issued June 22, 2001 but will not be delivered to the lender until the temporary financing is received. Included in prepaid expense is $10,000 representing the par value of the issued but undelivered stock.

     The Board of Directors on November 20, 2001 approved the stock subscription agreement whereby Kassell Partnership of Athens Greece would purchase 25,000,000 shares of the Company's restricted stock for $2,000,000 in cash. As of December 31, 2001 the funds were not available to the Company and the issued stock was held by the Company. Included in equity is subscription receivable totaling $25,000 representing the par value of the issued stock. It is anticipated the funds will be available in February, 2002.

     Subsequent Event. Subsequent to year end, in January of 2002, the Company issued 500,000 shares of restricted common stock at a value of $50,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder, in addition to an exemption available under Regulation S.

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


   Date: February 14, 2001