Form 10KSB
period 2002-03-31
MILLENNIUM PLASTICS CORP
filed 2003-03-05
CIK 8504

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: March 31, 2002

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

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

      The issuer's revenue for its most recent fiscal year ended March 31, 2002. $30,190

     The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average low and high price, as of September 13, 2002 was $308,615.20 based on the share value of $0.01.

     The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2002, was 35,485,184 shares, held by approximately 686 stockholders.

     Transitional Small Business Disclosure Format (check one):  Yes  ___  No
X

                       MILLENNIUM PLASTICS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                               March 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                       Page

Item      1.   Business                                                  4-9
Item      2.   Properties                                                  9
Item      3.   Legal Proceedings                                           9
Item      4.   Submission of Matters to a Vote of Security Holders         9

PART II

Item      5.   Market for Registrant's Common Equity
               and Related Stockholder Matters                         10-12
Item      6.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            12-15
Item      7.   Financial Statements and Supplementary Data                16
Item      8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure                     16

PART III

Item      9.   Directors and Executive Officers of the Registrant      16-20
Item   10.     Executive Compensation                                     20
Item   11.     Security Ownership of Certain Beneficial Owners
               and Management                                             21
Item   12.     Certain Relationships and Related Transactions          21-22

PART IV

Item   13.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                        22


<PAE>

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

    In this form 10-KSB references to "MILLENNIUM", "MPCO", "the Company", "we," "us," and "our" refer to MILLENNIUM PLASTICS CORPORATION.

                                   PART I

ITEM 1. BUSINESS

(a) General Business Development

     Millennium, a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation ("Graduated"), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 Millennium acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided Millennium with the worldwide rights to the Solplax technology. Millennium is a development stage company, has limited revenues to date and has raised capital for initial development through the issuance of its securities.

     Millennium has an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and as of July 31, 2002 there were 35,485,184 shares outstanding.

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

     In December 1999, Millennium amended the patent and royalty agreement it received from the merger with Graduated. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of

Millennium stock and a $300,000 loan to Solplax Ltd. Solplax was a 100% owned subsidiary of SCAC Holdings, Inc. ("SCAC"). In September of 2000 Millennium rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of Millennium stock to SCAC for all of the outstanding stock of Solplax. The 12,000,000 shares were distributed by SCAC to its stockholders on a pro rata basis.

     The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero according to United States accounting standards. Liabilities assumed included payables and debt totaling $177,149. Millennium also paid SCAC $27,700 for repayments of funds used for Solplax purposes. Millennium reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired.

     In April 2000 Millennium entered into an agreement with IPA Advisory & Intermediary Services, LLC to provide Millennium management guidance on business development, marketing research and strategy in order to accelerate the growth of Millennium. The Agreement was completed pursuant to its terms.

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

     All plastic products manufactured with Solplax polymers are, and will be, entirely biodegradable when disposed of through landfill or into the wider environment. In the biodegradation process, the Solplax plastic decomposes entirely into environmentally benign substances: water (H2O), gas
(CO2) and air (O2) - the molecules necessary for photosynthesis in plants. Articles made from Solplax polymers will biodegrade within a chemically pre-set time frame (several weeks). At the time of disposal, the article need only to be brought into contact with either hot or cold water depending on the basic materials chosen to cause it to dissolve. In about four weeks the dissolved plastic would undergo total biodigestion to carbon dioxide and water, leaving no residues in the environment.

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

    The Solplax family of biodegradable plastic polymers have different physical properties and can be used to produce a variety of disposable items, ranging from gossamer shrouds for clothing to firm eating utensils. These also include, amongst many other items; diaper liners, slow release fertilizer pellets, dry goods containers, garbage and compost bags, golf tees, a wide variety of packaging products such as the film utilized by many auto and boat carriers to protect the vehicles in transportation, shot gun ammunition wadding, swizzle sticks and yokes for beverage cans.

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

    In January of 2001, the Company executed an Agreement with T-Plex Technologies, a Nevada corporation wherein Millennium granted a non transferable license under Millennium's SolplaxT Technology for the use in T-PlexT, a plastic stretch film to be utilized for protecting fully assembled vehicles while being transported. Millennium will sell to T-Plex any and all raw materials and its formulated SolplaxT Plastic material used in the manufacture of T-PlexT. The term of the license is for 3 years commencing on the date of execution.

    Major market sectors who are projected to have a high level of interest in the use of Solplax products include the retail food and beverage industry, food packaging industry, and the military. In August of 2000 Millennium, working with LC Industries, Signature Works Division, developed biodegradable alternative plastic flatware to be utilized by the U.S. Navy to eliminate pollution of the seas with current plastic materials. As of this date the Company has not confirmed any contracts relative to the food service industry, including the U.S. Navy.

    In January 2001 Millennium launched the deployment of its perforation ball sealers to be utilized in deep oil and gas wells. The Company licensed Santrol, a Division of Fairmount Minerals, in February of 2001, to market the perforation ball sealers to the oil and gas industry. Under the terms of the license agreement Santrol was provided an exclusive nontransferable license to manufacture and distribute Solplax soluble perforation ball sealers. The initial term of the agreement is for three years and will automatically renew unless terminated. The agreement specifies that Santrol shall purchase all raw materials exclusively from Millennium. The Company has received minimal revenues to date.

                             Marketing Approach

    Plastic products are essential and pervasive in the functioning of modern societies - even in the least economically developed countries. As the use of plastic products, and the resulting mountains of plastic waste grow inexorably, the challenge facing producers, consumers and governments is to find ways to reduce the rate of growth of the "mountains" as well as to find safe, practical methods for disposal of the plastic waste that does accumulate. Because Solplax is degraded and rendered into harmless by-products (dispersed water and CO2) and non-toxic organic residues, it is well positioned to play a constructive and profitable role as these problems are faced by the responsible government authorities, and concerned manufacturers and consumers.

    As a result of the unique properties of the Company's plastic products, the Company has focused its marketing to the U.S. Navy in a test program for the development of a biodegradable flat ware. Additionally various forms of plastic film are being produced for commercial purposes, such as disposable waste bags and vehicle protective coatings used during transportation. Recently the Company entered into an agreement to produce plastic perf balls for the oil and gas industry. Although the Company has not generated significant revenues from these Agreements up to this point in time, it is anticipated that upon completion of the development of the Company's experimental products, that the products are intended to be commercialized.

    To assist Millennium in its market approach, the Company executed a consulting agreement with the Gingrich Group, led by Newt Gingrich. The agreement provided for assistance in strategic management and planning and the development of business opportunities. The term of this Agreement was for one year commencing January 15, 2001 and terminated on its own terms in January 2002.

    As a result of an increase in product costs related to the use of Millennium's technology, businesses have yet to demonstrate a demand for Millennium's technology. Until such time as there is additional substantial awareness for this biodegradable plastic material we do not believe we will achieve significant revenues. Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause the Company to become insolvent.

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

                          Research and Development

     Research and development has been completed by Solplax Ltd. prior to the acquisition by Graduated and the subsequent acquisition by Millennium. It is anticipated that additional significant research and development will be required to determine the applicability of Millennium's biodegradable plastic material to specific uses.

                                  Employees

     Millennium has no employees other than its officers and directors. None of the directors or officers work full time for the company but devote whatever time is necessary for them to assist the Company in its development. Millennium does not expect a significant change in the number of employees over the next 12 months.

ITEM 2.   PROPERTIES

     Millennium Plastics maintains its administrative offices at 6265 S. Stevenson Way, Las Vegas, Nevada 89120. Millennium has offices, laboratory and warehousing at that location, currently using about 4,500 square feet of space for $4,015 a month. Millennium has an option to lease up to approximately 12,000 square feet. Branagan & Associates is the landlord. The lease is for a term of 3 years commencing January 1, 2001. Paul
Branagan,   President  of  Millennium,  is  also  President  of  Branagan   &
Associates.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Millennium held its annual meeting of shareholders on September 24, 2001. Business conducted at the meeting included the following proposals:

(1) To amend the Articles of Incorporation to increase the authorized common shares from 50,000,000 shares to 100,000,000 shares;
(2) To elect 5 directors to serve until the next annual meeting or until their successors are elected and qualified;
(3)  To put a Rights Offering in effect without further shareholder approval;
(4) To confirm the reaffirmation of Weaver & Martin as independent auditors for the Company;

     Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on August 15, 2001, were entitled to vote. The outstanding number of shares at that time was 41,527,884 held by approximately 251 shareholders. The required quorum of Shareholders was present at this meeting.

     With respect to the first matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to amend the Articles of Incorporation to increase the authorized common shares from 50,000,000 shares to 100,000,000 shares.

     With respect to the second matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to elect Branagan, Giltsoff, Grieco, Carnegie and Arnold to the Board of Directors.

     With respect to the third matter, the stockholders present at the meeting and in attendance by proxy voted unanimously to put a Rights Offering into effect without further Shareholder approval.

     With respect to the fourth matter, the stockholders present at the meeting and in attendance by proxy voted unanimously the reaffirmation of Weaver & Martin as independent auditors for the Company.

                                   PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS
(a) Market Information

     Our Common Stock was traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "MPCO". The following table sets forth the quarterly low and high prices for our Common Stock as reported by the National Quotations Bureau for the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                   2002              2001
                               Low      High      Low    High
       1st Quarter            $0.22     $0.34    $1.46   $2.73
       2nd Quarter            $0.12     $0.21    $0.94   $1.52
       3rd Quarter            $0.11     $0.21    $0.63   $1.10
       4th Quarter            $0.09     $0.12    $0.41   $0.84

Note: The Company was delisted from trading on the OTC on August 21, 2002, and its common stock is now sporadically traded in the inter-dealer market. The Company anticipates being re-listed on the OTC as soon as practical following bringing its 34 Act reports current.

(b) Holders of Common Stock

     As of March 31, 2002, we had approximately 600 stockholders of record of the 35,285,150 shares outstanding. The closing bid stock price on March 31, 2002 was $0.28. As of July 31, 2002, there were 686 stockholders of record of the 35,485,184 shares outstanding.

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

Recent Sales of Unregistered Securities

     The Company entered into an agreement dated June 21, 2001 with The Fit Group whereby the company was to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted company shares. The agreement called for long term financing of $10,000,000 in the form of a convertible debenture. Due to the nonperformance of The Fit Group, the parties executed a Stock Cancellation Agreement and Waiver and Release Agreement on November 13, 2001. The Fit Group surrendered to the Company the stock certificate representing 10,000,000 shares of Millennium's common stock. Upon receipt of the stock certificate the Company cancelled the shares and The Fit Group agreed to waive any claims with respect to the cancelled shares.

     The Board of Directors on November 20, 2001 approved the stock subscription agreement whereby Kassell Partnership of Athens Greece would purchase 25,000,000 shares of the Company's restricted stock for $2,000,000 in cash. As of March 31, 2002 the funds were not available to the Company and the issued stock was held by the Company. Included in equity is subscription receivable totaling $25,000 representing the par value of the issued stock

     On December 20, 2001 the Company issued 144,000 shares of restricted common stock which had been sold to 3GC during November and December, 2000 at a price of $1.25 per share. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded be section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 75,000 shares of restricted common stock to two Directors and 250,000 shares of restricted common stock to the President of the Company for services rendered. The assigned aggregated value for the services was $56,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 250,000 shares of restricted common stock to a consultant of the Company for services related to marketing and as a technical representative of the Company. The assigned value for the services was $35,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On December 20, 2001 the Company issued 1,253,266 shares of restricted common stock to a Director in exchange for cash totaling $41,813 and for services rendered for the eight months beginning on October 1, 2001. The value assigned to the services was $158,710. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     On January of 2002, the Company issued 500,000 shares of restricted common stock at a value of $50,000. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder, in addition to an exemption available under Regulation S.

Options

      The Company issued 60,000 options in fiscal 2001 and 180,000 options in 2002 to a consultant. The option period is for 2 years and the exercise price is $.85 per share. The options were earned at a rate of 20,000 per month and begin expiring January 15, 2003 at a rate of 20,000 per month. The value of the options was calculated at zero in fiscal 2002 based on the Black-Scholes pricing model.

      On January 2, 2002 the Company granted 250,000 options with and option price of $0.10 per share for a term of five years for legal fees. This options were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4(2) and 3(b) of the Securities Act and Regulation D promulgated thereunder.

     The  Company  issued  250,000 options to an Officer.   The  options  are
exercisable at $.50 per share and have a five year period from the date of issue (April 6, 2001).

Subsequent Events

     On February 3, 2003 Millennium executed an agreement with Miltray Investments Ltd ("Miltray"). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operation.

     Pursuant to the agreement Miltray, agreed for the payment of $150,000, has the right to purchase (i) Five Hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation, (ii) plus warrants for the purchase of 10,500,000 shares of common stock described below:

(i) One Million (1,000,000) shares at Five Cents ($0.05) per share for a period until January 16, 2005;

(ii) One Million (1,000,000) shares at Ten Cents ($0.10) per share for a period until January 16, 2005;

(iii)Five Hundred Thousand (500,000) shares at Twenty Cents ($0.20) per share for a period until January 16, 2005;

(iv) Five Hundred Thousand (500,000) shares at Thirty Cents ($0.30) per share for a period until January 16, 2005;

(v) Five Hundred Thousand (500,000) shares at Forty Cents ($0.40) per share for a period until January 16, 2005;

(vi) Two Million (2,000,000) shares at Seventeen Cents ($0.17) per share for a period until January 16, 2005;

(vii)One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within fifteen (15) days following the expiration of the Notice tothe Company;

(viii)One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within sixty (60) days following the expiration of the Notice to the Company;

(ix) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within seventy-five (75) days following the expiration of the Notice to the Company; and

(x) the remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the Notice to the Company.

     Additionally the agreement provided for Mr. Colin Gerstein to be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and that Miltray is to be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties agreed to negotiate an amount by further agreement.

     As of February 25, 2003 Millennium has received $55,000 of the $150,000 due under the terms of the agreement.

     On December 19, 2002 the board of directors accepted the resignation of Jocelyn Carnegie as a Director.

Options granted subsequent to year-end

     The Board of Directors approved the 2002-2003 stock option plan on August 1, 2003. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting August 2, 2002 to Paul Branagan, President and Chairman of the Company. The fair market value of the options at the date of issue was zero.

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a Paul Branagan. The fair market value of the option at the date of issue was zero.

     The Company issued 250,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 50,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the option at the date of issue was zero.

     The Company issued 200,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a Director of the Company for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 125,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Millennium, a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation ("Graduated"), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 Millennium acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided Millennium with the worldwide rights to the Solplax technology. Millennium is a development stage company, has limited revenues to date and has raised capital for initial development through the issuance of its securities.

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

Results of Operations

Year Ended March 31, 2002 and March 31, 2001

      Revenues. Revenues in the year ended March 31, 2002 were $30,190. Cost of sales were $22,691, providing a gross profit of $7,499. This was a decrease of $5,475 over the prior year.

     Research and Development. Product development expenses for the year ended March 31, 2002 were $396,120, a decrease of $87,933 or 18% decrease over the $484,053 of development expenses incurred in the year ended March 31, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the year ended March 31, 2002 were $221,918, a decrease of $115,617 or a 34% decrease over the $337,535 of general and administrative expenses incurred in the year ended March 31, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the year ended March 31, 2002 were $858,152, an increase of $472,274 over the prior year.

      Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the period ended March 31, 2002 were $1,468,691, an increase of $274,199, an approximate 23% increase over the loss from operations of $1,194,492 for the year ended March 31, 2001.

Liquidity and Capital Resources

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating enough positive internal operating cash flow until such time as we can generate substantial additional revenues from either license fees from our biodegradable plastic product and/or direct sales of our products, either or both of which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

     Over the next twelve months, we intend to develop revenues by licensing our technology and developing additional products for specific target markets. However, if adequately financed we will continue the research and development of products, increase the number of employees, and expand facilities where necessary to meet product development and completion deadlines. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Millennium has had no disagreements with its independent auditors on accounting or financial disclosures.

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

       NAME             AGE                      POSITION
       Paul T.          59     President, Secretary/Treasurer and Director
       Branagan
       Jocelyn          35     Director
       Carnegie (1)
       James L.         67     Vice President of Operations and Director
       Arnold
       Donato Grieco    65     Director
       Bayan            58     Director
       Giltsoff
(1) On December 19, 2002 the board of directors accepted the resignation of Jocelyn Carnegie as a Director

Duties, Responsibilities and Experience

     Paul T. Branagan (age 59) is the President, Secretary/Treasurer and a member of the Board of Directors of the Company. Mr. Branagan graduated from the University of Las Vegas Nevada with a B.S. in physics. From 1993 to the present Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993 he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Mr. Branagan is President and Chairman of Petrol Oil and Gas, Inc., a reporting company under the 34 Act.

     Jocelyn JAB Carnegie (age 35) Member of the Board of Directors of the Company and President of Millennium Plastics Corporation subsidiary Solplax Ltd. since 1990, Mr. Carnegie has been a Business Development and management consultant to various international corporations involved in the development, finance and formation of trading and industrial operations in the emerging markets of the CIS as well as environmental technologies in the agro-industrial sector. Since the 1980's, he has been involved in real estate management, forestry and the environment in the UK. On December 19, 2002 the board of directors accepted the resignation of Jocelyn Carnegie as a Director

     James L. Arnold (age 67) is the Vice President of Operations and a member of the Board of Directors of the Company. Mr. Arnold graduated from Northeastern University with a B.S. in industrial engineering. From 1997 to the present he has worked as a management consultant. From 1993 until 1997, Mr. Arnold served as President and CEO of Ebtron, Inc.

     Donato A. Grieco (age 65) is a member of the Board of Directors of the Company. Mr. Grieco holds a B.S. in Business & Engineering Administration from the Massachusetts Institute of Technology of Cambridge, Massachusetts. Since 1986, Mr. Grieco has been Vice-President of Mollenberg-Betz, Inc. of Buffalo, New York, a major contractor in the mechanical construction industry, specializing in refrigeration, air conditioning, heating, and industrial process piping systems. Primarily responsible for project cost estimating, along with vendor and sub-contractor soliciting, leading to total project bid presentations.

     Bayan Giltsoff (age 58) Vice President of Sales & Marketing and a Member of the Board of Directors of the Company. Having completed his studies at the Faculty of Letters, Madrid University, Mr. Giltsoff worked in the chemicals sector with Foseco Minsep in Kuwait from 1967 to 1979. From 1979, Mr. Giltsoff worked with Digital Equipment Corp in the IT sector until, in 1986, he founded his own computer trading and IT Consultancy based in Dubai. Active principally in the Middle East, Mr. Giltsoff returned to Ireland in the mid 1990's to develop the Solplax technology. Mr. Giltsoff founded Solplax in 1996 based on his patented invention of 1995 and continues to drive the technical development and marketing effort of the company. Mr. Giltsoff continues to consult to several companies in the Gulf and throughout Europe within the trading, IT and real estate sectors. He is fluent in English, French, Spanish and Arabic and has a working knowledge off Russian, Portuguese and Italian.

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

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended March 31, 2002, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

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

     The Company issued 60,000 options in fiscal 2001 and 180,000 options in 2002 to a consultant. The option period is for 2 years and the exercise price is $.85 per share. The options were earned at a rate of 20,000 per month and begin expiring January 15, 2003 at a rate of 20,000 per month. The value of the options was calculated at zero in fiscal 2002 based on the Black-Scholes pricing model.

     The Company issued 250,000 options for legal services on January 2, 2002. The option period is 5 years and the exercise price is $.10 per share. Based on the Black-Scholes pricing model the options had a value of $18,337 at the date of issue. Professional fee expense was increased by the value of the options as was paid-in capital.

     The Company issued 250,000 options to an Officer. The options are exercisable at $.50 per share and have a five-year period from the date of issue (April 6, 2001). The Company accounts for options under the Plan issued to Officers with no compensation cost recognized in accordance with FAS 123, Accounting for Stock Based compensation, the Company's operating loss would have been affected as follows:

                                                       2002         2001
       Dividend yields                                        0%          0%
       Stock volatility                                      58%         47%
       Risk free yield                                      4.3%        4.6%
       Expected option life                            4.2 years     2 years
       Basic and diluted loss per share                   ($.03)      ($.04)
       Pro forma                                          ($.03)      ($.04)

   The following table summarizes the option plan:

                                                    Shares  Weighed Average
                                                                 Price
       Outstanding at April 1, 2000                      0              0.00
       Granted                                      60,000              0.85
       Canceled                                          0              0.00
       Exercised                                         0              0.00
       Outstanding at March 31, 2001                60,000              0.85
       Granted                                     680,000              0.37
       Cancelled                                         0              0.00
       Exercised                                         0              0.00
       Outstanding at March 31, 2002               740,000              0.41

Options granted subsequent to year-end

     The Board of Directors approved the 2002-2003 stock option plan on August 1, 2003. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting August 2, 2002 to Paul Branagan. The fair market value of the options at the date of issue was zero.

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a Paul Branagan, President and Chairman of the Company. The fair market value of the option at the date of issue was zero.

     The Company issued 250,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 50,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the option at the date of issue was zero.

     The Company issued 200,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a Director of the Company for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 125,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Millennium executive officers and directors, and persons who beneficially own more than ten percent of Millennium's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Millennium with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Millennium and written representations from Millennium executive officers and directors, Millennium believes that during the year ended 2002 all forms 3 and 4 were filed on a timely basis or as of this filing for Millennium executive officers and directors except for the follow people:

          Jocelyn Carnegie
          Donato Grieco
          Bayan Giltsoff

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
                                                             Long Term
                        Annual Compensation                Compensation

                Year
Name and       Ended                      Other Annual Restricte
Principal      March    Salary    Bonus   Compensation     d       Options
Position        31,                                      Stock
Paul T.         2001    $60,000    -0-        -0-       250,000      -0-
Branagan                                                  (1)
                2002      -0-      -0-        -0-         -0-        -0-
Jocelyn         2001      -0-      -0-        -0-         -0-      250,000
Carnegie                                                             (2)
                2002      -0-      -0-        -0-       750,000      -0-
                                                          (3)
James L.        2001      -0-      -0-        -0-       75,000       -0-
Arnold                                                    (4)
                2002      -0-      -0-        -0-         -0-        -0-
Donato          2001      -0-      -0-        -0-       75,000       -0-
Grieco                                                    (5)
                2002      -0-      -0-        -0-         -0-        -0-
Bayan           2001      -0-      -0-        -0-         -0-        -0-
Giltsoff
                2002      -0-      -0-        -0-         -0-        -0-

(1)  Shares issued for services rendered.
(2) The options are exercisable at $.50 per share and have a five-year period from the date of issuance.
(3) The Company agreed to issue 500,000 shares and 50,000 shares each month for 10 months to the Director and General Manager of Solplax.
(4)  Shares issued for services rendered.
(5)  Shares issued for services rendered.

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of July 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.


                                                   Number         Percent
         Name of Beneficial Owner (1)             of Shares      Of Class
Paul T. Branagan (2)                                  985,516           2.7%
Jocelyn Carnegie (3)                                1,159,396           3.2%
James L. Arnold (4)                                   175,000           0.4%
Donato Grieco                                         225,000           0.6%
Bayan Giltsoff (5)                                  2,078,752           5.8%
All Directors & Officers as a Group                 4,623,664          13.0%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)  90,268 shares of the 985,516 are owned by Paul Branagan's wife.
(3) Of the 1,159,396 shares, 8,056 are owned by Carnegie Childrens Trust, and 20,135 are owned by The Hon Jocelyn JAB Carnegie. On December 19, 2002 the board of directors accepted the resignation of Jocelyn Carnegie as a Director
(4)  100,000 shares of the 175,000 are owned by James Arnold and his wife.
(5)  805,352 shares of the 2,078,752 are owned by Bayan Giltsoff's wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Office

     Millennium uses the management and office services of a company owned by Paul Branagan, President of the Company. Amounts paid for the services for the years ended March 31, 2002 and 2001, were approximately $48,000 and $12,000, respectively.

Management Conflicts

     Mr. Branagan is currently spending a substantial amount of his time with Petrol Oil & Gas, Inc., a 12g reporting company.

Notes Payable

     The Company has the following 6% demand notes outstanding to related parties:

* $195,874 (including accrued interest) to Paul Branagan, President of the Company.
*    $57,825 (including accrued interest) to Bayan Giltsoff, Director of the
Company.
* $150,147 (including accrued interest) to 3GC a company owned by a shareholder of the company.

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

     2. During the fiscal year March 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits
                                EXHIBIT INDEX
 Exhibit    Description
 2.1**      Acquisition Agreement dated August 22,2000 between Millennium and SCAC Holdings, Inc. Incorporated by reference from Form 8-K filed 8/30/2000.
 2.2**      Agreement and Plan of Merger dated November 23, 1999 between
            Millennium and Graduated Plastics, Inc.  Incorporated by
            reference from Form 8-K filed 12/6/99.
 3 (i).a**  Amended and Restated Articles of Incorporation of Millennium
            filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99.
 3 (i).b**  Certificate of Incorporation of Solplax Limited filed in
            Dublin, Ireland on 2/28/96. Incorporated by reference from SB-2 filed 2/23/01
 3(ii)**    Amended and Restated Bylaws of Millennium dated 12/2/99.
            Incorporated by reference from SB-2 filed 2/23/01
 4.1**      Article VI of Amended and Restated Articles of Incorporation of
            Millennium. Incorporated by reference from Form 8-K filed
            12/6/99.
 4.2**      Article II and Article VIII, Sections 3 & 6 of Amended and
            Restated Bylaws of Millennium.  Incorporated by reference fro
            SB-2 filed 2/23/01 filed herewith.
 10.1**     Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. Incorporated by reference from Form 8-K filed 12/6/99
 10.2**     Addendum to Patent Assignment and Royalty Agreement between
            Solplax Limited, SCAC Holdings Corp. and Graduated Plastics,
            Inc. dated 12/1/99. Incorporated by reference from Form 8-K filed 12/7/00
 10.3**     3GC Limited, Letter of Investment Intent.  Incorporated by
            reference from Form 10QSB filed 2/14/01.
 10.4***    Commercial Lease Agreement
 10.5***    Consulting Agreement between The Gingrich Group the Millennium
            Plastics
 10.6***    Letter of Engagement between Millennium Plastics and
            International Profit Associates
 10.7*      Stock Cancellation Agreement/Waiver and Release Agreement filed herewith
 10.8*      Agreement between Millennium Plastics Corp. and Miltray
            Investment Ltd.
 11*        Statement of Per Share Earnings filed in audit attached
            herewith.
 13.1**     10-KSB for 3/31/00 filed 6/30/00
 13.2**     10QSB for 6/30/00 filed 8/14/00
 13.3**     10QSB for 9/30/00 filed 12/1/00
 13.4**     10QSB/A for 6/30/00 filed 12/6/00
 13.5**     10QSB for 12/31/00 filed 2/14/01
 21**       Solplax Limited is a wholly owned subsidiary of Millennium.
            Solplax Limited was incorporated in Dublin, Ireland on 2/28/96.
            Incorporated by reference from SB-2 filed 2/23/01
 23*        Consent of Auditor
 99.1**     2000-2001 Stock Option Plan approved by Shareholders on
            9/25/00.  Incorporated by reference from Form 10QSB filed
            2/14/01.
 99.2*      2002-2003 Stock Option Plan dated August 1, 2002
________________________
*  Filed herewith
** Incorporated by reference in Form 10-KSB on July 16, 2001
***  Filed in Form 10-KSB on July 16, 2001

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PLASTICS CORPORATION         DATED:  February 28, 2003



By:/s/ Paul Branagan
     Paul Branagan, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ Paul Branagan      President, Secretary/Treasurer, February 28, 2003
Paul Branagan          Director

/s/ James Arnold       Vice President of Operations,   February 28, 2003
James Arnold           Director

/s/ Donato Grieco      Director                        February 28, 2003
Donato Grieco

/s/ Bayan Giltsoff     Director                        February 28, 2003
Bayan Giltsoff

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Millennium Plastics Corporation (the "Company") on Form 10-KSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Branagan, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of April 1, 2001 through March 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date:  February 28, 2002

/s/ Paul Branagan
Paul Branagan, President/Chief Accountign Officer

                       Millennium Plastics Corporation
                        Index To Financial Statements


Report of Independent Certified Public Accountants                       F-1

Consolidated Balance Sheets, March 31, 2002 and 2001                     F-2

Consolidated Statement of Operations for the Years Ended
March 31, 2002,2001 and from inception (April 2, 1986)
to March 31, 2002                                                        F-3

Consolidated Statement of Stockholders' Equity from inception (April 2, 1986)
to March 31, 2002                                                  F-4 - F-5

Consolidated Statement of Cash Flows for the Year Ended March 31, 2002, 2001,
  and from inception (April 2, 1986) to March 31, 2002                   F-6

Notes to Consolidated Financial Statements                        F-7 - F-14

             Report of Independent Certified Public Accountants

Stockholders and Directors
Millennium Plastics Corporation

We have audited the accompanying consolidated balance sheet of Millennium Plastics Corporation as of March 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the two years ended March 31, 2002 in conformity with generally accepted accounting principles in the United States.

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

Weaver & Martin, LLC

Kansas City, Missouri
January 15,2003

                       Millennium Plastics Corporation
                        (A Development Stage Company)
                         Consolidated Balance Sheet

                                                 March 31,     March 31,
                                                    2002          2001
Assets
Current assets:
  Cash                                           $      222   $        372
  Inventory                                          14,207             --
  Receivable                                         33,202         77,233
                                                 ----------   ------------
     Total current assets                            47,631         77,605
                                                 ----------   ------------
Equipment and furniture                              77,697         74,342
Accumulated depreciation                             53,645         40,714
     Total Equipment and furniture                   24,052         33,628

Other assets:
  Intangible asset-patent, net of accumulated
Amortization of $16,750 in 2002 and $9,125 in
2001                                                101,982         97,077
                                                 ----------   ------------
     Total assets                                $  173,665   $    208,310
                                                 ==========   ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $  655,997   $    248,655
  Current maturity of long-term debt and notes
payable and accrued interest                        403,846        214,542
  Accrued liabilities                                    --          2,572
                                                 ----------   ------------
     Total current liabilities                    1,059,843        465,769
                                                 ----------   ------------
Long-term debt                                           --         30,077
                                                 ----------   ------------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
shares authorized; 35,285,150 at 3/31/02 and
28,168,598 at 3/31/01 shares issued and
outstanding                                          35,285         28,169
  Common stock not issued at 3/31/01 but owed
to a buyer of 144,000 shares                             --            144
  Accumulated comprehensive income                 (21,286)       (19,623)
  Paid in capital                                 2,683,272      1,399,260
  Unamortized cost of stock issued for services   (419,272)             --
  Deficit accumulated during the development
stage                                            (3,164,177)   (1,695,486)
                                                 ----------   ------------
     Total stockholders' equity                   (886,178)      (287,536)
                                                 ----------   ------------
     Total liabilities and stockholders' equity  $  173,665   $    208,310
                                                 ==========   ============

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
                    Consolidated Statement Of Operations
                                    Year Ended March 31,         From
                                                              Inception
                                                            April 2, 1986
                                                             to March 31,
                                                                 2002
                                     2002          2001
Revenues                           $  30,190    $     24,345  $      54,535
Cost of sales                         22,691         11,371         34,062
                                  ----------   ------------  -------------
Gross profit                           7,499         12,974         20,473
                                  ----------   ------------  -------------
Research and development costs       396,120        484,053        981,764
Wages                                 33,855         75,791        125,646
Professional fees                    858,152        385,878      1,491,973
Rent                                  48,168         14,232         62,400
Travel                                20,443         49,957        122,583
Administrative expense               119,452        197,555        420,287
Operating expense                  1,476,190      1,207,466      3,204,653
                                  ----------   ------------  -------------
Loss from operations              (1,468,691)    (1,194,492)    (3,184,180)
                                  ----------   ------------  -------------
Interest income                           --          8,730         20,003
                                  ----------   ------------  -------------
Net loss                          $(1,468,691) $(1,185,762)  $ (3,164,177)
                                  ==========   ============  =============
Net loss per share of common
stock-basic and diluted           $   (0.03)    $     (0.04)  $      (0.14)
                                  ==========   ============  =============
Weighted average shares
outstanding                       48,760,000     26,470,700     22,733,574
                                  ==========   ============  =============

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
               Consolidated Statement Of Stockholders' Equity

                           Common Stock             Stock    Accumulated
                                                  Purchased Comprehensive
                                                   But Not      Income
                                                   Issued
                     Per
                    Share    Shares      Amount
Inception                           --  $     --  $      -- $           --
Shares issued for
Marketing           $0.00   17,000,000    17,000         --             --
                        1
Net loss for the
year ended March
31, 1987                            --        --         --             --
                           -----------  --------  --------- --------------
Balance March 31,
1987                        17,000,000    17,000         --             --
Activity to March
31, 1999                            --        --         --             --
                           -----------  --------  --------- --------------
Balance March 31,
1999                        17,000,000    17,000         --             --
Shares issued for
services            $0.05      100,000       100         --             --
                        0
Shares issued for
acquisition of
Graduated
Plastics, Inc.      $0.15    6,750,000     6,750         --             --
                        2
Shares
contributed by a                    --        --         --             --
shareholder
Merger of Solplax                   --        --         --             --
Shares issued for
services            $0.25       50,000        50         --             --
                        0
Comprehensive
income                              --        --         --         11,519
Net loss for the
year ended
March 31, 2000                                                          --
Restated see Note                   --        --         --
1
                           -----------  --------  --------- --------------
Balance March 31,
2000                        23,900,000    23,900         --         11,519
Merger of Solplax            4,000,000     4,000         --             --
Shares issued for
services            $1.25      120,000       120         --             --
Shares issued for
services            $0.84      148,598       149         --             --
Comprehensive
income                              --        --         --       (31,142)
Shares purchased
but unissued        $1.25           --        --        144             --
Net loss for year                                                       --
ended March 31,
2001                                --        --         --
                           -----------  --------  --------- --------------
Balance March 31,
2001                        28,168,598    28,169        144       (19,623)

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
               Consolidated Statement Of Stockholders' Equity
                                  Continued
                Paid In    Treasury  Unamortized    Deficit        Total
                Capital     Stock      Cost of    Accumulated  Stockholders
                                        Stock      During The    ' Equity
                                     Issued for   Development
                                      Services       Stage
                $     --  $      -- $        --  $         --  $         --
                      --          --          --            --        17,000
                      --          --          --      (17,000)      (17,000)
                --------   --------- -----------  ------------  ------------
                      --
                      --          --          --      (17,000)            --
Inception             --          --          --            --            --
                --------   --------- -----------  ------------  ------------
                      --
Shares issued
for Marketing
Net loss for
the year ended
March 31, 1987        --          --          --      (17,000)            --
Balance March
31, 1987           4,900          --          --            --         5,000
Activity to
March 31, 1999  1,019,24          --          --            --     1,025,999
                       9
                   8,000     (8,000)          --            --            --
Balance March
31, 1999        (95,749)       8,000          --            --      (87,749)
Shares issued
for services      12,450          --          --            --        12,500
Shares issued
for
acquisition of
Graduated             --          --          --            --        11,519
Plastics, Inc.
Shares
contributed by
a shareholder
Merger of
Solplax               --          --          --     (492,724)     (492,724)
Shares issued
for services
Comprehensive
income           948,850          --          --     (509,724)       474,545
Net loss for
the year ended   (4,000)          --          --            --            --
March 31, 2000
Restated see
Note 1           149,880          --          --            --       150,000
                 124,674          --          --            --       124,823
Balance March
31, 2000              --          --          --            --      (31,142)
Merger of
Solplax          179,856          --          --            --       180,000
Shares issued
for services          --          --          --   (1,185,762)   (1,185,762)
                --------   --------- -----------  ------------  ------------
Shares issued
for services
Comprehensive
income          1,399,26          --          --   (1,695,486)     (287,536)
                       0
Shares
purchased but
unissued
Net loss for
year ended
March 31, 2001

Balance March
31, 2001

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
          Consolidated Statement Of Stockholders' Equity Continued
Shares issued for
services              $0.28     2,500,000      2,500        --            --
Amortization to
expense of
stock issued for
services                               --         --        --            --
Shares issued but
not delivered
as collateral for
contingent
financing                      10,000,000     10,000        --            --
Cancel shares for
financing                    (10,000,000)   (10,000)        --            --
Shares issued for
services              $0.25        60,000         60        --            --
Shares issued for
services to an
employee              $0.19       120,000        120        --            --
Shares issued for
collateral to Bank    $0.00       425,000        425        --            --
                          1
Shares sold           $0.14       714,286        714        --            --
Shares issued to
Officer
and Directors for
services              $0.14       400,000        400        --            --
Shares issued for
services              $0.14       250,000        250        --            --
Shares issued for
cash                  $0.16       261,328        261        --            --
Shares issued to
Director for
services              $0.16       991,938        992        --            --
Amortization to
expense of
stock issued for
services                               --         --        --            --
Shares issued to
Officer
and Directors for
services              $0.13       750,000        750        --            --
Shares issued for
cash                  $0.10       500,000        500        --            --
Shares issued and
held for
subscription
receivable            $0.00    25,000,000     25,000        --            --
                          1
Cancel shares for
subscription                 (25,000,000)   (25,000)        --            --
Shares issued                     144,000        144     (144)            --
Options issued for
services                               --         --        --            --
Comprehensive                          --         --        --       (1,663)
income
Net loss for year
ended March 31,                        --         --        --            --
2002
                             ------------  --------- ---------  ------------
Balance March 31,
2002                           35,285,150   $ 35,285 $      --  $   (21,286)
                             ============  ========= =========  ============

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
          Consolidated Statement Of Stockholders' Equity Continued

Shares issued for
services               697,500     --   (700,000)           --             --
Amortization to
expense of
stock issued for
services                    --     --     320,832           --        320,832
Shares issued but
not delivered
as collateral for
contingent
financing                   --     --          --           --         10,000
Cancel shares for
financing                   --     --          --           --       (10,000)
Shares issued for
services                10,840     --          --           --         10,900
Shares issued for
services to an
employee                22,680     --          --           --         22,800
Shares issued for
collateral to Bank          --     --       (425)           --             --
Shares sold             99,286     --          --           --        100,000
Shares issued to
Officer
and Directors for
services                55,600     --          --           --         56,000
Shares issued for
services                34,750     --          --           --         35,000
Shares issued for
cash                    41,551     --          --           --         41,812
Shares issued to
Director for           157,718     --   (158,710)                          --
services
Amortization to
expense of
stock issued for
services                    --     --     119,031           --        119,031
Shares issued to
Officer
and Directors for
services                96,250     --          --           --         97,000
Shares issued for
cash                    49,500     --          --           --         50,000
Shares issued and
held for
subscription
receivable                  --     --          --           --         25,000
Cancel shares for
subscription                --     --          --           --       (25,000)
Shares issued               --     --          --           --             --
Options issued for
services                18,337     --          --           --         18,337
Comprehensive               --     --          --           --        (1,663)
income
Net loss for year
ended March 31,             --     --          --  (1,468,691)    (1,468,691)
2002
                      --------  -----  ----------  -----------   ------------
Balance March 31,
2002                $2,683,272  $  --  $(419,272)  $(3,164,177)  $  (886,178)
                      ========  =====  ==========  ===========   ============

               See notes to consolidated financial statements.

                       Millennium Plastics Corporation
                        (A Development Stage Company)
                    Consolidated Statement Of Cash Flows

                                                              From Inception
                                                               April 2, 1986
                                   Year Ended March 31,        to March 31,
                                 2002               2001           2002
Cash flows from operating
activities:
  Net loss                    $(1,468,691)     $  (1,185,762)   $ (3,164,177)
  Adjustments to reconcile
net loss to
    cash used by operating
activities:
    Depreciation and
amortization                        17,201             13,572          54,652
    Amortization of stock
issued for services                439,865                 --         439,865
    Change in foreign
currency                           (1,663)           (31,142)        (21,286)
  Changes in assets and
liabilities-
    Receivable                      44,031           (61,294)        (33,202)
    Inventory                     (14,207)                 --        (14,207)
    Accounts payable               407,342            120,273         593,166
    Accrued liabilities            (2,574)            (5,099)         (1,355)
                              ------------     --------------  --------------
Cash used in operating
activities                       (578,696)        (1,149,452)     (2,146,544)
                              ------------     --------------  --------------
Investing activities:
  Purchase of equipment &               --           (24,709)        (25,714)
furniture
  Miscellaneous                         --                 --           2,095
  Patent costs                    (12,531)           (14,065)        (30,927)
                              ------------     --------------  --------------
Cash used in investing
activities                        (12,531)           (38,774)        (54,546)
                              ------------     --------------  --------------
Financing activities:
  Net note payable activity        193,603            162,569         339,864
  Payments on long-term debt      (34,375)           (14,648)        (49,023)
  Cash paid in Solplax                  --                 --        (19,700)
merger
  Stock sold                       191,812            180,000         371,812
  Options issued for                18,337                 --          18,337
services
  Stock issued for services        221,700            274,823         514,023
  Stock issued for
acquisition                             --                 --       1,025,999
                              ------------     --------------  --------------
Cash provided from financing
activities                         591,077            602,744       2,201,312
                              ------------     --------------  --------------
Increase (decrease) in cash
& cash equivalents                   (150)          (585,482)             222
Cash and cash equivalents,
beginning                              372            585,854              --
Cash and cash equivalents,    $        222     $          372  $          222
                              ============     ==============  ==============
Interest paid                           --                 --              --
Income tax paid                         --                 --              --

Non-cash investing and
financing activities:
Stock issued for services          859,135                 --         859,135
Solplax merger                          --              4,000          72,049
Treasury shares issued for              --                 --           8,000
Solplax
Shares contributed to paid
in capital                              --                 --           8,000

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

     In December 1999, MPCO amended the patent and royalty agreement it received from the merger with GPI. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of MPCO stock and a $300,000 loan to Solplax Ltd., an Irish Corporation (Solplax). Solplax was a 100% owned subsidiary of SCAC.

     In September 2000 MPCO rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of MPCO stock to SCAC for all of the outstanding stock of its subsidiary Solplax. In that Solplax did not have any significant assets other than the costs associated with the development of their patent and SCAC had no other business activities the assets and liabilities of Solplax were recorded at a historical cost basis.

     The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero according to United States accounting standards. Liabilities assumed included payables and debt totaling $177,149. MPCO also paid SCAC $27,700 for reimbursement of SCAC funds used for Solplax costs. MPCO reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired.

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

Research and Development

     The Company expenses all research and development costs and in 2002 and 2001 totaled approximately $396,120 and $484,053, respectively.

Intangible Asset - Patent

     The patent cost is amortized on the straight-line method over fifteen years.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company has cash balances in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions.

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

Comprehensive Income

     Comprehensive Income is the foreign exchange adjustments.

Long - Lived Assets

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows. The Company has determined there are no impaired assets at March 31, 2002.

Principles of Consolidation

     The consolidated financial statements include the company and its wholly-owned subsidiary. All significant transactions and balances have been eliminated.

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

Note 3 -Notes payable and Long-term Debt

     Notes payable and accrued interest of $150,147 is due to a company owned by a shareholder, $195,874 is due to the President of the Company and $57,825 is due to a Director of the Company. These are demand notes and interest is at 6%.

     Long-term debt at March 31, 2001 was owed to a bank in Ireland. Interest was Irish prime and the loan was guaranteed by Directors' of Solplax and secured by VAT receivables.

Note 4 - Commitments and Contingencies

     The Company leases its space from a company owned by an officer of MPCO for $4,014 per month. The lease is for a 3 year period. Rent expense for 2002 and 2001 totaled approximately $48,000 and $12,000 respectively. Minimum lease commitments under operating leases are as follows; 2003 - $48,000; 2004 - $36,000.

Note 5 - Stock Transactions

     Pursuant to an agreement in December 1999, MPCO put in escrow 120,000 shares of stock to be issued to a Company performing investment relations. The agreement called for the immediate vesting of 36,000 shares and 7,000 shares each month for 12 months to be issued based on the performance of services. At March 31, 2000, no shares were issued, although 57,000 shares were earned. The shares were issued subsequent to March 31, 2000. The services were assigned a value equal to $1.25 per share. If the shares had been issued prior to March 31, 2000, the loss per share would remain at $.02 per basic and diluted outstanding share.

     On January 15, 2001, the Company issued 148,598 shares of its stock valued at $.84 per share for legal services totaling $124,822.

     In December 2000 144,000 shares were sold for $1.25 a share. The shares were issued December 20, 2001.

     The Board of Directors approved the Amendment to the Article of Incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares on September 24, 2001.

     On May 11, 2001, the Company entered into an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant was 2,500,000 shares of Company stock, valued at $700,000. Included in professional fee expense for the year ended March 31, 2002 was $320,832. The remaining $379,168 is included in unamortized cost of stock issued for services and will be amortized monthly over the period of the agreement.

     The Company entered into an agreement dated June 21, 2001 whereby they were to receive temporary financing of $750,000 in exchange for the lender holding as collateral 10,000,000 restricted company shares. The agreement called for long term financing of $10,000,000 in the form of a convertible debenture. When the long term financing is in place, the Company would repay the $750,000 temporary financing and receive back the 10,000,000 shares of Company stock. The shares of stock were issued June 22, 2001 but the financing never was completed so the shares were cancelled by the Company on March 28, 2002.

     The Company issued 60,000 restricted shares for a consultant (valued at $10,900) and a payment of $20,000 for services performed through November 30, 2001.

     The Company issued 120,000 restricted shares of its stock with a value of $22,800 to be used as compensation for an employee.

     The bank Solplax uses in Ireland required the Company to issue 425,000 restricted shares of its stock to be held as collateral for a loan. The value of $425 is included in unamortized cost of stock issued for services. There was no expense recorded for this during the year ended March 31, 2002.

     The Company sold 714,286 shares of restricted stock to an investor for $100,000.

     The Company issued 75,000 restricted shares to two Directors and 250,000 restricted shares to the President for services rendered on December 20, 2001. The value assigned for the service was $56,000.

     The Company issued 250,000 shares of restricted stock for services by a marketing and technical representative on December 20, 2001. The value assigned to the shares was $35,000.

     The Company on December 20, 2001 issued 261,328 restricted shares to a Director in exchange for cash totaling $41,812 and 991,938 restricted shares for services rendered over an eight-month period beginning in October, 2001. The value assigned to the services was $158,710. During the year ended March 31, 2002 amortization of the expense was $119,031. The remaining balance of $39,679 will be amortized in the first quarter of fiscal 2003 and is included in unamortized stock issued for services.

     The Company issued 500,000 restricted shares on October 25,2001 and agreed to issue 50,000 shares each month for 10 months to a Director and General Manager of Solplax. A total of 750,000 restricted shares were issued in the year ended March 31, 2002. The value assigned for the services totalled $97,000.

     The Company sold 500,000 shares in January 2002 for $50,000.

     The Board of Directors on November 20, 2001 approved the stock subscription agreement whereby Kassell Partnership of Athens Greece would purchase 25,000,000 shares of the Company's restricted stock for $2,000,000 in cash. The shares were issued but held. The purchase did not take place and the Company cancelled the shares on March 28, 2002.

Note 6 - Income Taxes

     Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carry-forward of approximately $2,143,000 which expires in 2015 to 2017. The Company has a research and development tax credit carry-forward expiring in 2015-2017 totaling approximately $47,000. The Irish subsidiary files its taxes in Ireland on an unconsolidated basis. The loss carry-forward in Ireland is approximately $288,000. Certain items on the Solplax financial statements are not allowed as assets in the United States, mainly research and development costs, which would increase the tax loss of Solplax to $1,485,000.

     The net deferred tax is as follows:

                                     March 31, 2002      March 31, 2001
    Non-current  asset   for   net
    loss carry-forward              $       1,382,000  $          n815,000
    Valuation allowance                   (1,382,000)            (815,000)
                                    -----------------  -------------------
    Total deferred tax, net                        --                   --
                                    =================  ===================

     A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                                     March 31, 2001      March 31, 2000
    Statutory tax rate                       (34.00%)             (34.00%)
    Valuation Allowance                        34.00%               34.00%
                                     ----------------     ----------------
    Effective tax rate                          0.00%                0.00%
                                      ===============     ================

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

     The Company issued 60,000 options in fiscal 2001 and 180,000 options is 2002 to a consultant. The option period is for 2 years and the exercise price is $.85 per share.

     The options were earned at a rate of 20,000 per month and begin expiring January 15, 2003 at a rate of 20,000 per month. The value of the options was calculated at zero in fiscal 2002 based on the Black-Scholes pricing model.

     The Company issued 250,000 options for legal services on January 2, 2002. The option period is 5 years and the exercise price is $.10 per share. Based on the Black-Scholes pricing model the options had a value of $18,337 at the date of issue. Professional fee expense was increased by the value of the options as was paid-in capital.

     The Company issued 250,000 options to an Officer. The options are exercisable at $.50 per share and have a five year period from the date of issue (April 6, 2001). The Company accounts for options under the Plan issued to Officers with no compensation cost recognized. Had compensation cost been recognized in accordance with FAS 123, Accounting for Stock Based compensation, the Company's operating loss would have been affected as follows:

                                                   2002           2001
    Dividend yield                                       0%              0%
    Weighted    average    expected     stock           58%             47%
    volatility
    Weighted average risk free interest rate           4.3%            4.6%
    Weighted average expected option lives          4.2 yrs           2 yrs

    Net loss
    As reported                                ($1,472,354)    ($1,185,762)

    Pro-forma                                  ($1,497,200)    ($1,187,721)

    Basic and diluted loss per share
    As reported                                      ($.03)          ($.04)
    Pro-forma                                        ($.03)          ($.04)

    The following table summarizes the option
    plan:
                                                  Shares        Weighted
                                                             Average Price
    Outstanding at April 1, 2000                          0            0.00
    Granted                                          60,000            0.85
    Cancelled                                             0            0.00
    Exercised                                             0            0.00
    Outstanding at March 31, 2001                    60,000            0.85
    Granted                                         680,000            0.37
    Cancelled                                             0            0.00
    Exercised                                             0            0.00
    Outstanding at March 31, 2002                   740,000            0.41

Note 8 - Related Party Transactions

     The Company uses the management and office services of a company owned by an officer. Amounts paid for the services for the years ended March 31, 2002 and 2001, was approximately $36,899 and $106,900, respectively. The Company used the consulting and tax services of directors of the subsidiary in 2002 and 2001. Amounts paid totaled approximately $117,624 and $13,750 for the years 2002 and 2001.

Note 9 - Subsequent Events

     On February 3, 2003 Millennium executed an agreement with Miltray Investments Ltd ("Miltray"). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operation.

     Pursuant to the agreement Miltray agreed to purchase (i) Five Hundred Thousand (500,000) shares of restricted common stock of Millennium
     Plastics Corporation at a purchase price of USD $150,000, (ii) plus warrants for the purchase of 10,500,000 shares of common stock described below;

(i) One Million (1,000,000) shares at Five Cents ($0.05) per share for a period until January 16, 2005;

(ii) One Million (1,000,000) shares at Ten Cents ($0.10) per share for a period until January 16, 2005;

(iii) Five Hundred Thousand (500,000) shares at Twenty Cents ($0.20) per share for a period until January 16, 2005;

(iv) Five Hundred Thousand (500,000) shares at Thirty Cents ($0.30) per share for a period until January 16, 2005;

(v) Five Hundred Thousand (500,000) shares at Forty Cents ($0.40) per share for a period until January 16, 2005;

(vi) Two Million (2,000,000) shares at Seventeen Cents ($0.17) per share for a period until January 16, 2005;

(vii) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within fifteen (15) days following the expiration of the Notice to the Company;

(viii) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within sixty (60) days following the expiration of the Notice to the Company;

(ix) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within seventy-five (75) days following the expiration of the Notice to the Company; and

(x) the remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the Notice to the Company.

     Additional the agreement provided for Mr. Colin Gerstein to be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and that Miltray is to be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties agree to negotiate an amount by further agreement.

     As of February 25, 2003 Millennium has received $55,000 of the $150,000 due under the terms of the agreement.

     On December 19, 2002 the board of directors accepted the resignation of Jocelyn Carnegie as a Director.

Options granted subsequent to year-end

     The Board of Directors approved the 2002-2003 stock option plan on August 1, 2003. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting August 2, 2002 to Paul Branagan, President and Chairman of the Company. The fair market value of the options at the date of issue was zero.

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a Paul Branagan. The fair market value of the option at the date of issue was zero.

     The Company issued 250,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 50,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the option at the date of issue was zero.

     The Company issued 200,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a Director of the Company for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 125,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.