Form 10KSB/A
period 2002-03-31
MILLENNIUM PLASTICS CORP
filed 2003-03-18
CIK 8504

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

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 100,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.

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

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 100,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.

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

     The Company issued 25,000 options to each member of the Board of Directors, for a total of 100,000 options issued, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.