Form 10QSB
period 2002-06-30
MILLENNIUM PLASTICS CORP
filed 2003-03-21
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended June 30, 2002         Commission file number 000-30234




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

                             Yes      X       No


As of June 30, 2002 there were 35,435,184 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X

                                    INDEX
PART I - FINANCIAL INFORMATION                           Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of June 30, 2002 and March 31, 2002                      3

               Condensed Consolidated Statement of
               Operations three months ended June 30,
               2002 and 2001                                               4

               Condensed Consolidated Statement of Cash
               Flows three months ended June 30, 2002
               and 2001                                                    5

               Notes to Condensed Consolidated Financial
               Statements                                               6-12

     Item 2.   Plan of Operation                                          13

     Item 3.   Internal Controls                                          16

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          17

     Item 2.   Changes in Securities                                      17

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          19

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           19

     Item 5.   Other Information                                          19

     Item 6.   Exhibits and Reports of Form 8-K                           19

     SIGNATURES                                                           20

     CERTIFICATION OF PRESIDENT AND CHIEF ACCOUNTING OFFICER              21


                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                  June 30,      March 31,
                                                    2002           2002
                                                  Unaudited      Audited
Assets
Current assets:
  Cash                                         $       9,965     $       222
  Inventory                                          26,948          14,207
  Receivable                                         40,434          33,202
                                               -------------     -----------
     Total current assets                            77,347          47,631
                                               -------------     -----------
Equipment and furniture                              87,335          77,697
Accumulated depreciation                             62,526          53,645
                                               -------------     -----------
     Total Equipment and furniture                   24,809          24,052
                                               -------------     -----------
Other assets:
  Intangible asset-patent, net of accumulated
  amortization of $18,750 at 6/30/02 and
$16,750 at 3/31/02                                   99,982         101,982
                                               -------------     -----------
     Total assets                              $     202,138     $   173,665
                                               =============     ===========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                             $     778,770     $   655,997
  Notes payable to Officer, Directors and           444,512         403,846
shareholders
                                               -------------     -----------
     Total current liabilities                    1,223,282       1,059,843
                                               -------------     -----------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
shares authorized; 35,435,184 at 6/30/02 and
35,285,150 at 3/31/02 shares issued and
outstanding                                          35,435          35,285
  Accumulated comprehensive loss                   (78,262)        (21,286)
  Paid in capital                                 2,692,122       2,683,272
  Unamortized cost of stock issued for
services                                          (292,093)       (419,272)
  Deficit accumulated during the development
stage                                           (3,378,346)     (3,164,177)
                                               -------------     -----------
     Total stockholders' equity                 (1,021,144)       (886,178)
                                               -------------     -----------
     Total liabilities and stockholders'       $     202,138     $   173,665
equity
                                               =============      ==========

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                     THREE MONTH CONDENSED CONSOLIDATED
                           STATEMENT OF OPERATIONS
                                  UNAUDITED

                                     Three Months Ended June      From
                                               30,              Inception
                                                              April 2, 1986
                                                               To June 30,
                                         2002        2001         2002
Revenues                             $       --    $       --  $      54,535
Cost of sales                                --            --         34,062
                                     ----------    ----------  -------------
Gross profit                                 --            --         20,473
                                     ----------    ----------  -------------
Research and development costs           35,389        92,744      1,017,153
Wages                                     8,820        11,450        134,466
Professional fees                       141,596        89,656      1,633,568
Rent                                     12,000        12,905         74,400
Travel                                      856         2,482        123,439
Administrative expense                   15,509        31,120        435,796
                                     ----------    ----------  -------------
Operating expense                       214,169       240,357      3,418,822
                                     ----------    ----------  -------------
Loss from operations                  (214,169)     (240,357)    (3,398,349)

Interest income                             --            --         20,003
                                     ----------    ----------  -------------
Net loss                              (214,169)     (240,357)    (3,378,346)

Other comprehensive loss-foreign
currency
Adjustments                            (56,976)       (5,756)       (78,262)
                                     ----------    ----------  -------------
Comprehensive loss                   $(271,145)    $(246,113)  $ (3,456,608)
                                     ==========    ==========  =============
Net loss per share of common stock-
basic
And diluted                          $   (0.01)    $   (0.01)  $      (0.15)

Weighted average shares outstanding  35,383,552    30,531,000     23,239,639
                                     ==========    ==========  =============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                             From Inception
                                                              April 2, 1986
                                     Three Months Ended June   to June 30,
                                               30,
                                         2002        2001         2002
Cash flows from operating
activities:
  Net loss                           $(214,169)   $(240,357)  $ (3,378,346)
  Adjustments to reconcile net loss
to
     cash used by operating
activities:
     Depreciation and amortization        1,244        7,743         55,896
     Amortization of stock issued       127,179       58,332        567,044
for services
     Change in foreign currency        (56,976)      (5,756)       (78,262)
  Changes in assets and liabilities-
     Receivable                         (7,232)       36,560       (40,434)
     Inventory                         (12,741)           --       (26,948)
     Accounts payable                   122,773       33,716        715,939
     Accrued liabilities                     --          929        (1,355)
                                     ----------    ----------  -------------
Cash used in operating activities      (39,923)    (108,833)    (2,186,466)
                                     ----------    ----------  -------------
Investing activities:
  Purchase of equipment & furniture          --      (1,722)       (25,714)
  Miscellaneous                              --           --          2,095
  Patent costs                               --      (2,081)       (30,927)
                                     ----------    ----------  -------------
Cash used in investing activities            --      (3,803)       (54,546)
                                     ----------    ----------  -------------
Financing activities:
  Net note payable activity              40,666      137,754        380,529
  Payments on long-term debt                 --     (10,547)       (49,023)
  Cash paid in Solplax merger                --           --       (19,700)
  Stock sold                                 --           --        371,812
  Options issued for services                --           --         18,337
  Stock issued for services               9,000           --        523,023
  Stock issued for acquisition               --           --      1,025,999
                                     ----------    ----------  -------------
Cash provided from financing
activities                               49,666      127,207      2,250,977
                                     ----------    ----------  -------------
Increase (decrease) in cash & cash        9,743       14,571          9,965
equivalents
Cash and cash equivalents, beginning        222          372             --
                                     ----------    ----------  -------------
Cash and cash equivalents, end       $    9,965   $   14,943  $       9,965
                                     ==========   ==========  =============
Interest paid                                --           --             --
Income tax paid                              --           --             --
Non-cash investing and financing
activities:
Stock issued for services                    --       10,000        859,135
Solplax merger                               --           --         72,049
Treasury shares issued for Solplax           --           --          8,000
Shares contributed to paid in                --           --          8,000
capital

          See notes to condensed consolidated financial statements.

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          The results of operations for the three months ending June 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended March 31, 2002.

          The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

          The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process of raising additional capital. (See Note 2)

          Organization and business
          Effective July 30, 1999, Aurora Corporation, an Oregon corporation, formed on April 2, 1986, merged with and into Echo Services, Inc. a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc., concurrent with the merger changed its name to Aurora Corporation. Aurora filed its form 10SB with the Securities and Exchange Commission on August 30, 1999 and became subject to the reporting requirements of the Securities Exchange Act of 1934. On October 25, 1999, Aurora Corporation changed its name to Millennium Plastics Corporation (MPCO).

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

          Loss per share
          Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on June 30, 2002.

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

          Reclassifications
          Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years

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

NOTE 3 -  STOCKHOLDERS' EQUITY

          Common stock
          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of June 30, 2002, 35,435,184 shares were issued and outstanding.

          Stock Issuances
          On May 11, 2001, the Company entered an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant was 2,500,000 shares of company stock, valued at $700,000. Included in professional fee expense for the quarter is $87,500. The remaining $291,668 is included in unamortized stock issued for services and will be amortized monthly over the period of the agreement.

          The bank Solplax uses in Ireland required the Company on August 17, 2001 to issue 425,000 restricted shares of its stock to be held as collateral for a loan. The par value of the stock ($425) is included in the account unamortized stock issued for services.

          On December 20, 2001 the Company issued 1,253,266 restricted shares to a Director in exchange for cash totaling $41,813 and for services rendered over an eight month period beginning in October, 2001. The value assigned to the services was $158,710. During the quarter amortization of the prepaid expense was $39,678 and the balance in the unamortized stock issued for services at June 30, 2002 was $0.

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

          The Company issued 500,000 restricted shares on October 25, 2001 and agreed to issue 50,000 shares each month for 10 months to a Director and General Manager of Solplax. 150,000 restricted shares were issued in quarter ended June 30, 2002. The value assigned for the services totaled $9,000.


NOTE 4 -  COMMITMENTS

          The Company leases its space from a company owned by an officer of MPCO for $4,014 per month. The lease is for a 3 year period. Minimum lease commitments under operating leases are as follows; 2003 - $48,000; 2004 - $36,000.


NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company uses the management and office services of a company owned by an officer.

NOTE 6 -  SUBSEQUENT EVENT

          On February 3, 2003 Millennium executed an agreement with Miltray Investments Ltd ("Miltray"). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operation.

          Pursuant to the agreement Miltray, in consideration for the payment of $150,000, has the right to purchase (i) Five Hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation, (ii) plus warrants for the purchase of 10,500,000 shares of common stock described below;

       (i) One Million (1,000,000) shares at Five Cents ($0.05) per share for a period until January 16, 2005;

       (ii) One Million (1,000,000) shares at Ten Cents ($0.10) per share for a period until January 16, 2005;

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

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

          A designee of Miltray shall be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and shall be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties shall negotiate an amount by further agreement.

          On   December  19,  2002  the  board  of  directors  accepted   the
          resignation of Jocelyn Carnegie as a director.

Options granted subsequent to period end

          The Board of Directors approved 2002-2003 stock option plan on August 1, 2002. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

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

          The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Paul Branagan. The fair market value of the option at the date of issue was zero.

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

Item 2.   Plan of Operation.

    This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our plan of operation and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

     Investors should be particularly aware of the inherent risks associated with the Company's planned business. These risks include the development stage status of the Company and lack of a proven market for its biodegradable plastics, lack of equity funding, and its size compared to the size of competitors. Although the company intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. The company has no liquidation plans should it be unable to receive funding. Should the company be unable to implement its business plan, it would investigate all options available to retain value for stockholders. Among the options that would be considered are:

*    acquisition of another product or technology, or
*    a merger or acquisition of another business entity.

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

Results of Operations

The three months Ended June 30, 2002 and June 30, 2001

      Revenues. The Company did not have any revenues for the three months ended June 30, 2002.

     Research  and  Development. Product development expenses for  the  three months ended June 30, 2002 were $35,389, a decrease of $57,355 or a 62% decrease over the $92,744 of development expenses incurred in the three months ended June 30, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2002 were $37,185, a decrease of $20,772 or a 36% decrease over the $57,957 of general and administrative expenses incurred for the three months ended June 30, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the three months ended June 30, 2002 were $141,596, an increase of $51,940 over the three months ended June 30, 2001.

     Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the three months ended June 30, 2002 was $214,169, a decrease of $26,188, an approximate 11% decrease over the loss from operations of $240,357 for the three months ended June 30, 2001.

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

Material Risks

We are a development stage company, recently reorganized and have a minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      We have yet to generate significant revenues from operations and have been focused on organizational, start-up, market analysis, Research and

Development and fund raising activities since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

     As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

Item 3. Internal Controls

     Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

Subsequent Event

      On February 3, 2003, Millennium executed an agreement with Miltray Investments Ltd ("Miltray"). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operation.

     Pursuant to the agreement Miltray, in consideration for the payment of $150,000, has the right to purchase (i) Five Hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation, (ii) plus warrants for the purchase of 10,500,000 shares of common stock described below;

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

(iii) Five Hundred Thousand (500,000) shares at Twenty Cents ($0.20) per share for a period until January 16, 2005;

(iv) Five Hundred Thousand (500,000) shares at Thirty Cents ($0.30) per share for a period until January 16, 2005;

(v) Five Hundred Thousand (500,000) shares at Forty Cents ($0.40) per share for a period until January 16, 2005;

(vi) Two Million (2,000,000) shares at Seventeen Cents ($0.17) per share for a period until January 16, 2005;

(vii) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within fifteen (15) days following the expiration of the notice of intent to exercise;

(viii) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within sixty (60) days following the expiration of the notice of intent to exercise;

(ix) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within seventy- days following the expiration of the notice of intent to exercise; and

(x) the remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the notice of intent to exercise.

     A designee of Miltray shall be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and shall be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties shall negotiate an amount by further agreement.

Options granted subsequent to period end

     The Board of Directors approved the 2002-2003 stock option plan on August 1, 2002. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However, the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

     The Company issued 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Paul Branagan. The fair market value of the option at the date of issue was zero.

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


   Date: March 20,. 2003

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Millennium Plastics Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Branagan, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period ended June 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

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

Date:  March 20,. 2003


/s/ Paul Branagan
Paul Branagan, President/Chief Accounting Officer