Form 10QSB
period 2002-09-30
MILLENNIUM PLASTICS CORP
filed 2003-03-21
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2002    Commission file number 000-30234




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

                             Yes      X       No


    As of September 30, 2002 there were 35,535,184 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X

                                    INDEX
PART I - FINANCIAL INFORMATION                           Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of September 30, 2002 and March 31, 2002                 3

               Condensed Consolidated Statement of
               Operations three and six months ended
               September 30, 2002 and 2001                                 4

               Condensed Consolidated Statement of
               Cash Flows three and six months ended
               September 30, 2002 and 2001                                 5

               Notes to Condensed Consolidated Financial
               Statements                                               6-12

     Item 2.   Plan of Operation                                          13

     Item 3.   Internal Controls                                          16

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          17

     Item 2.   Changes in Securities                                      17

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          19

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           19

     Item 5.   Other Information                                          19

     Item 6.   Exhibits and Reports of Form 8-K                           19

     SIGNATURES                                                           20

     CERTIFICATION OF PRESIDENT AND CHIEF ACCOUNTING OFFICER              21


                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                September 30,   March 31,
                                                     2002          2002
                                                  Unaudited      Audited
Assets
Current assets:
  Cash                                          $      3,363  $        222
  Inventory                                            8,260        14,207
  Receivable                                          69,347        33,202
                                                ------------  ------------
     Total current assets                             80,970        47,631
                                                ------------  ------------
Equipment and furniture                               87,335        77,697
Accumulated depreciation                              65,056        53,645
                                                ------------  ------------
     Total Equipment and furniture                    22,279        24,052
                                                ------------  ------------
Other assets:
  Intangible asset-patent, net of accumulated
  amortization of $20,900 at 9/30/02 and
$16,750 at 3/31/02                                   103,323       101,982
                                                ------------  ------------
     Total assets                               $    206,572  $    173,665
                                                ============  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                              $    802,721  $    655,997
  Notes payable to Officer, Directors and
shareholders                                         461,608       403,846
                                                ------------  ------------
     Total current liabilities                     1,264,329     1,059,843
                                                ------------  ------------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
shares authorized; 35,535,184 at 9/30/02 and
35,285,150 at 3/31/02 shares issued and
outstanding                                           35,535        35,285
  Accumulated comprehensive loss                    (78,263)      (21,286)
  Paid in capital                                  2,693,572     2,683,272
  Unamortized cost of stock issued for services
                                                   (204,593)     (419,272)
  Deficit accumulated during the development     (3,504,008)   (3,164,177)
stage
                                                ------------  ------------
     Total stockholders' equity                  (1,057,757)     (886,178)
                                                ------------  ------------
     Total liabilities and stockholders' equity
                                                $    206,572  $    173,665
                                                ============  ============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                    From
                                                                 Inception
                                                               April 2, 1986
                 Three Months Ended        Six Months Ended     To September
                    September 30,           September 30,           30,
                  2002        2001         2002        2001         2002
Revenues      $    50,313   $    13,469  $   50,313  $   13,469  $    104,848
Cost of sales
                  14,319        11,115      14,319      11,115        48,381
              -----------   -----------  ----------  ----------  ------------
Gross profit      35,994         2,354      35,994       2,354        56,467
              -----------   -----------  ----------  ----------  ------------
Research and
development
costs             16,776       121,620      52,165     214,364     1,033,929
Wages                 --         6,589       8,820      18,039       134,466
Professional
fees             108,205       181,222     249,801     270,878     1,741,773
Rent              12,000            --      24,000          --        86,400
Travel               561        11,934       1,417      14,416       124,000
Administrativ
e expense         19,018        52,488      29,610      96,513       440,061
              -----------   -----------  ----------  ----------  ------------
Operating
expense          156,560       373,853     365,813     614,210     3,560,629
              -----------   -----------  ----------  ----------  ------------
Loss from
operations     (120,566)     (371,499)   (329,819)   (611,856)   (3,504,162)

Interest
expense          (5,096)       (9,837)    (10,012)     (9,837)      (19,849)
Interest
income                                          --          --        20,003
              -----------   -----------  ----------  ----------  ------------
Net loss       (125,662)     (381,336)   (339,831)   (621,693)   (3,504,008)

Other
comprehensive
loss-foreign
currency
Adjustments           --       (5,559)    (56,977)       (197)      (78,263)
              -----------   -----------  ----------  ----------  ------------
Comprehensive
loss          $ (125,662)   $ (386,895)  $(396,808)  $(621,890)  $(3,582,271)
              ===========    ==========  ==========  ==========  ============
Net loss per
share of
common stock-
basic
And diluted   $    (0.00)   $    (0.01)  $   (0.01)  $   (0.02)  $     (0.15)
              ===========    ==========  ==========  ==========  ============
Weighted
average
shares
outstanding   35,435,184    41,505,600  35,383,552  35,392,322    23,239,639
              ===========    ==========  ==========  ==========  ============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                              From Inception
                                    Six Months Ended September April 2, 1986
                                               30,             to September
                                                                    30,
                                        2002         2001          2002
 Cash flows from operating
 activities:
   Net loss                         $ (339,831)   $ (621,693)   $(3,504,008)
   Adjustments to reconcile net
 loss to
      cash used by operating
 activities:
      Depreciation and amortization       5,923        13,329         60,575
      Amortization of stock issued
 for services                           214,679       148,492        654,544
      Change in foreign currency       (56,977)         (197)       (78,262)
   Changes in assets and
 liabilities-
      Receivable                       (36,145)        46,506       (69,347)
      Inventory                           5,947       (9,479)        (8,260)
      Prepaid assets                         --      (12,107)             --
      Accounts payable                  146,724       155,898        739,890
      Accrued liabilities                    --         7,015        (1,355)
                                    -----------   -----------   ------------
 Cash used in operating activities     (59,680)     (272,236)    (2,206,223)
                                    -----------   -----------   ------------
 Investing activities:
   Purchase of equipment &
 furniture                                   --       (3,983)       (25,714)
   Miscellaneous                             --            --          2,095
   Patent costs                         (5,491)      (10,918)       (36,419)
                                    -----------   -----------   ------------
 Cash used in investing activities      (5,491)      (14,901)       (60,038)
                                    -----------   -----------   ------------
 Financing activities:
   Net note payable activity             57,762       188,268        397,626
   Payments on long-term debt                --      (30,077)       (49,023)
   Cash paid in Solplax merger               --            --       (19,700)
   Stock sold                                --       100,000        371,812
   Options issued for services               --            --         18,337
   Stock issued for services             10,550        29,050        524,573
   Stock issued for acquisition              --            --      1,025,999
                                    -----------   -----------   ------------
 Cash provided from financing
 activities                              68,312       287,241      2,269,624
                                    -----------   -----------   ------------
 Increase (decrease) in cash & cash
 equivalents                              3,141           104          3,363
 Cash and cash equivalents,                 222           372             --
 beginning
                                    -----------   -----------   ------------
 Cash and cash equivalents, end     $     3,363   $       476   $      3,363
                                    ===========   ===========   ============
 Interest paid                      $        --   $        --   $         --
 Income tax paid                             --            --             --

 Non-cash investing and financing
 activities:
 Stock issued for services                   --        10,425        859,135
 Solplax merger                              --            --         72,049
 Treasury shares issued for Solplax          --            --          8,000
 Shares contributed to paid in
 capital                                     --            --          8,000

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

          The results of operations for the six months ending September 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

          Loss per share
          Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on September 30, 2002.

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

NOTE 3 -  STOCKHOLDERS' EQUITY

          Common stock
          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of September 30, 2002, 35,535,184 shares were issued and outstanding.

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

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

          Options
          The Board of Directors approved 2002-2003 stock option plan on August 1, 2002. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

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

Results of Operations

The three months Ended September 30, 2002 and September 30, 2001

      Revenues. The Company did not have any revenues for the three months ended September 30, 2002.

     Research and Development. Product development expenses for the three months ended September 30, 2002 were $16,776, a decrease of $104,844 or a 86% decrease over the $121,620 of development expenses incurred in the three months ended September 30, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2002 were $31,579, a decrease of $39,432 or a 56% decrease over the $71,011 of general and administrative expenses incurred for the three months ended September 30, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the three months ended September 30, 2002 were $108,205, a decrease of $73,017 over the three months ended September 30, 2001.

     Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the three months ended September 30, 2002 was $120,566, a decrease of $250,933, an approximate 68% decrease over the loss from operations of $371,499 for the three months ended September 30, 2001.

The six months Ended September 30, 2002 and September 30, 2001

     Revenues. The Company did not have any revenues for the six months ended September 30, 2002.

     Research and Development. Product development expenses for the six months ended September 30, 2002 were $52,165, a decrease of $162,199 or a 76% decrease over the $214,364 of development expenses incurred in the six months ended September 30, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the six months ended September 30, 2002 were $63,847, a decrease of $65,121 or a 50% decrease over the $128,968 of general and administrative expenses incurred for the six months ended September 30, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the six months ended September 30, 2002 were $249,801, a decrease of $21,077 over the six months ended September 30, 2001.

     Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the six months ended September 30, 2002 was $329,819, a decrease of $282,037, an approximate 46% decrease over the loss from operations of $611,856 for the six months ended September 30, 2001.

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

Options

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


   Date: March 21, 2003

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Millennium Plastics Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Branagan, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

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

Date:  March 21,. 2003


/s/ Paul Branagan
Paul Branagan, President/Chief Accounting Officer