Form 10QSB
period 2002-12-31
MILLENNIUM PLASTICS CORP
filed 2003-03-25
CIK 8504

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended December 31, 2002     Commission file number 000-30234




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

                             Yes      X       No


    As of December 31, 2002 there were 35,535,185 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                          Yes             No     X

                                    INDEX
PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of December 31, 2002 and March 31, 2002                  3

               Condensed Consolidated Statement of
               Operations three and nine months ended
               December 31, 2002 and 2001                                  4

               Condensed Consolidated Statement of
               Cash Flows three and nine months ended
               December 31, 2002 and 2001                                  5

               Notes to Condensed Consolidated Financial
               Statements                                               6-12

     Item 2.   Plan of Operation                                          13

     Item 3.   Internal Controls                                          16

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          17

     Item 2.   Changes in Securities                                      17

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          19

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           19

     Item 5.   Other Information                                          19

     Item 6.   Exhibits and Reports of Form 8-K                           19

     SIGNATURES                                                           20

     CERTIFICATION OF PRESIDENT AND CHIEF ACCOUNTING OFFICER              21


                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                               December 31,     March 31,
                                                   2002           2002
                                                 Unaudited       Audited
Assets
Current assets:
  Cash                                        $          --  $        222
  Inventory                                           8,260        14,207
  Receivable                                         48,542        33,202
                                              -------------  ------------
     Total current assets                            56,802        47,631
                                              -------------  ------------
Equipment and furniture                              87,335        77,697
Accumulated depreciation                             67,129        53,645
                                              -------------  ------------
     Total Equipment and furniture                   20,206        24,052
                                              -------------  ------------
Other assets:
  Intangible asset-patent, net of accumulated
  amortization of $20,900 at 9/30/02 and
$16,750 at 3/31/02                                  101,248       101,982
                                              -------------  ------------
     Total assets                             $     178,256  $    173,665
                                              =============  ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                            $     798,899  $    655,997
  Notes payable to Officer, Directors and           479,683       403,846
shareholders
                                              -------------  ------------
     Total current liabilities                    1,278,582     1,059,843
                                              -------------  ------------
Contingencies and commitments

Stockholders' equity:
  Common stock $.001 par value, 100,000,000
shares authorized; 35,535,185 at 12/31/02 and
35,285,150 at 3/31/02 shares issued and
outstanding                                          35,535        35,285
  Accumulated comprehensive loss                   (74,864)      (21,286)
  Paid in capital                                 2,693,572     2,683,272
  Unamortized cost of stock issued for
services                                          (117,093)     (419,272)
  Deficit accumulated during the development
stage                                           (3,637,476)   (3,164,177)
                                              -------------  ------------
     Total stockholders' equity                 (1,100,326)     (886,178)
                                              -------------  ------------
     Total liabilities and stockholders'
equity                                        $     178,256  $    173,665
                                              =============  ============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                                    From
                                                                  Inception
                                                                April 2, 1986
               Three Months Ended        Nine months Ended       To December
                  December 31,              December 31,             31,
                2002        2001        2002          2001          2002
Revenues     $  (1,766)   $   17,020  $    48,547   $     30,489 $    103,082
Cost of
sales               --        7,429       14,319         18,544       48,381
             ----------   ----------  -----------   ------------ ------------
Gross profit
               (1,766)        9,591       34,228         11,945       54,701
             ----------   ----------  -----------   ------------ ------------
Research and
development
costs
                17,488      105,788       69,653        320,152    1,051,417
Wages               --        8,241        8,820         26,280      134,466
Professional
fees            86,421      414,110      336,222        684,988    1,828,195
Rent            12,000           --       36,000             --       98,400
Travel             450        6,665        1,867         21,081      124,450
Administrati
ve expense       9,270       24,305       38,879        120,818      445,989
             ----------   ----------  -----------   ------------ ------------
Operating
expense        125,629      559,109      491,441      1,173,319    3,682,918
             ----------   ----------  -----------   ------------ ------------
Loss from
operations   (127,395)    (549,518)    (457,213)    (1,161,374)  (3,628,217)

Interest
expense        (6,074)      (3,339)     (16,086)       (13,176)     (29,262)
Interest
income              --           --           --             --       20,003
             ----------   ----------  -----------   ------------ ------------
Net loss     (133,469)    (552,857)    (473,299)    (1,174,550)  (3,637,476)

Other
comprehensiv
e loss-
foreign
currency
Adjustments      3,399      (1,114)     (53,578)        (1,311)     (74,864)
             ----------   ----------  -----------   ------------ ------------
Comprehensiv
e loss       $(130,070)   $(553,971)  $ (526,877)   $(1,175,861) $(3,712,340)
             ==========   ==========  ===========   ============ ============
Net loss per
share of
common stock-
basic
And diluted  $   (0.00)   $   (0.01)  $    (0.01)   $     (0.03) $     (0.11)
             ==========   ==========  ===========   ============ ============
Weighted
average
shares
outstanding  35,535,185   54,345,680   35,460,181     42,178,191   32,150,271
             ==========   ==========  ===========   ============ ============

          See notes to condensed consolidated financial statements.

                       MILLENNIUM PLASTICS CORPORATION
                         A DEVELOPMENT STAGE COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  UNAUDITED

                                                                     From
                                     Nine Months Ended December   Inception
                                                 31,            April 2, 1986
                                                                 to December
                                                                     31,
                                         2002          2001          2002
 Cash flows from operating
 activities:
   Net loss                          $ (473,299)   $(1,174,550)  $(3,637,476)
   Adjustments to reconcile net loss
 to
      cash used by operating
 activities:
      Depreciation and amortization       10,071         16,781        64,724
      Amortization of stock issued
 for services                            302,179             --       742,044
      Change in foreign currency        (53,578)        (1,311)      (74,864)
   Changes in assets and liabilities-
      Receivable                        (15,340)         36,660      (48,542)
      Inventory                            5,947        (2,050)       (8,260)
      Prepaid assets                          --      (565,862)            --
      Accounts payable                   142,903        337,084       736,068
      Accrued liabilities                     --         10,245       (1,355)
                                     -----------   ------------  ------------
 Cash used in operating activities      (81,116)    (1,343,003)   (2,227,661)
                                     -----------   ------------  ------------
 Investing activities:
   Purchase of equipment & furniture          --        (3,983)      (25,714)
   Miscellaneous                              --             --         2,095
   Patent costs                          (5,491)       (11,201)      (36,418)
                                     -----------   ------------  ------------
 Cash used in investing activities       (5,491)       (15,184)      (60,037)
                                     -----------   ------------  ------------
 Financing activities:
   Net note payable activity              75,837        225,654       415,700
   Payments on long-term debt                 --       (30,077)      (49,023)
   Cash paid in Solplax merger                --             --      (19,700)
   Stock sold                                 --        100,000       371,812
   Options issued for services                --             --        18,337
   Stock issued for services              10,550      1,062,410       524,573
   Stock issued for acquisition               --             --     1,025,999
                                     -----------   ------------  ------------
 Cash provided from financing
 activities                               86,387      1,357,987     2,287,698
                                     -----------   ------------  ------------
 Increase (decrease) in cash & cash
 equivalents                               (220)          (200)            --
 Cash and cash equivalents,
 beginning                                   222            372            --
                                     -----------   ------------  ------------
 Cash and cash equivalents, end      $        --   $        172  $         --
                                     ===========   ============  ============
 Interest paid                       $        --   $         --   $        --
 Income tax paid                              --             --            --

 Non-cash investing and financing
 activities:                                  --
 Stock issued for services                    --         10,425       859,135
 Stock issued for note payable                --         41,813        41,813
 Stock subscription                           --         25,000        25,000
 Solplax merger                               --             --        72,049
 Treasury shares issued for Solplax           --             --         8,000
 Shares contributed to paid in
 capital                                      --             --         8,000

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

          The results of operations for the nine months ending December 31, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003.

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

                       Millennium Plastics Corporation
            Notes To Condensed Consolidated Financial Statements

          Loss per share
          Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on December 31, 2002.

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

NOTE 3 -  STOCKHOLDERS' EQUITY

          Common stock
          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of December 31, 2002, 35,535,185 shares were issued and outstanding.

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

          Options
          The Board of Directors approved the 2002-2003 stock option plan on August 1, 2002. The total number of options that can be granted under the plan will not exceed 2,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However, the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

          The Company granted 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting August 2, 2002 to Paul Branagan President and Chairman of the Company. The fair market value of the options at the date of grant was zero.

          The Company granted 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Paul Branagan President and Chairman of the Company. The fair market value of the option at the date of grant was zero.

          The Company granted 250,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of grant was zero.

          The Company granted 50,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the option at the date of grant was zero.

          The Company granted 200,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a Director of the Company, for assistance in obtaining financing. The fair market value of the option at the date of grant was zero.

NOTE 4 -  COMMITMENTS

          The Company leases its office space from a company owned by an officer of MPCO for $4,014 per month. The lease is for a 3 year period. Minimum lease commitments under operating leases are as follows; 2003 - $48,000; 2004 - $36,000.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The Company uses the management and office services of a company owned by an officer.

NOTE 6 -  SUBSEQUENT EVENT

          On February 3, 2003, Millennium executed an agreement with Miltray Investments Ltd ("Miltray"). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operations.

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

(ix) One Million (1,000,000) shares at Five Cents ($.05) shall be exercised within seventy-five (75) days following the expiration of the notice of intent to exercise; and

(x) the remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the notice of intent to exercise.

          A designee of Miltray shall be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and shall be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties shall negotiate an amount by further agreement.

Options granted subsequent to period end

          The Company granted 25,000 options to each member of the Board of Directors, for a total of 100,000 options granted, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of grant was zero.

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

Results of Operations

The three months Ended December 31, 2002 and December 31, 2001

      Revenues. Revenues for the three months ended December 31, 2002 were $(1,766), a decrease of $18,786 or 110% as compared to revenues of $17,020 for the three months ended December 31, 2001.

     Research and Development. Product development expenses for the three months ended December 31, 2002 were $17,488, a decrease of $88,300 or a 86% decrease over the $105,788 of development expenses incurred in the three months ended December 31, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the three months ended December 31, 2002 were $21,720, a decrease of $17,491 or a 45% decrease over the $39,211 of general and administrative expenses incurred for the three months ended December 31, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the three months ended December 31, 2002 were $86,421, a decrease of $327,689 over the three months ended December 31, 2001.

     Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the three months ended December 31, 2002 was $127,395, a decrease of $422,123, an approximate 77% decrease over the loss from operations of $549,518 for the three months ended December 31, 2001.

The nine months Ended December 31, 2002 and December 31, 2001

      Revenues. Revenues for the nine months ended December 31, 2002 were $48,547, an increase of $18,058 or 59% as compared to revenues of $30,489 for the nine months ended December 31, 2001.

     Research and Development. Product development expenses for the nine months ended December 31, 2002 were $69,653, a decrease of $250,499 or a 78% decrease over the $320,152 of development expenses incurred in the nine months ended December 31, 2001. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services.

     General and Administrative. General and administrative expenses for the nine months ended December 31, 2002 were $53,166, a decrease of $115,013 or a 68% decrease over the $168,179 of general and administrative expenses incurred for the nine months ended December 31, 2001. This decrease was a result of the Company's lack of operations.

     Professional Fees. Professional fee expenses for the nine months ended December 31, 2002 were $336,222, a decrease of $348,766 over the nine months ended December 31, 2001.

     Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the nine months ended December 31, 2002 was $457,213, a decrease of $704,161, an approximate 61% decrease over the loss from operations of $1,161,374 for the nine months ended December 31, 2001.

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

     The Company granted 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting August 2, 2002 to Paul Branagan President and Chairman of the Company. The fair market value of the options at the date of grant was zero.

     The Company granted 500,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Paul Branagan President and Chairman of the Company. The fair market value of the option at the date of grant was zero.

     The Company granted 250,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of grant was zero.

     The Company granted 50,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the option at the date of grant was zero.

     The Company granted 200,000 options to purchase Company shares at a price of $.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a Director of the Company for assistance in obtaining financing. The fair market value of the option at the date of grant was zero.

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

Options granted subsequent to period end

     The Company granted 25,000 options to each member of the Board of Directors, for a total of 100,000 options granted, at a price of $.03 per share for a three-year period starting January 3, 2003. The fair market value of the options at the date of grant was zero.

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


   Date: March 24, 2003

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Millennium Plastics Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Branagan, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period ended December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

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

Date:  March 24,. 2003


/s/ Paul Branagan
Paul Branagan, President/Chief Accounting Officer