Form 10KSB
period 2003-03-31
MILLENNIUM PLASTICS CORP
filed 2006-08-23
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30234

MILLENNIUM PLASTICS CORPORATION

(Name of small business issuer in its charter)

Nevada	88-0422242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3161 E. Warm Springs Rd., Ste. 300
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 454-2121

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The issuer’s revenues for its most recent fiscal year ended March 31, 2003. $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of June 30, 2006 was $3,464.97 based on a share value of $0.0001.

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006 was 76,035,185 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MILLENNIUM PLASTICS CORPORATION

FOR THE FISCAL YEAR ENDED

MARCH 31, 2003

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for in accordance with securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our current working capital deficiency;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this Form 10-KSB references to “Millennium”, “we,” “us,” and “our” refer to MILLENNIUM PLASTICS CORPORATION.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) Business Development

Millennium Plastics Corporation, a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation (“Graduated”), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000, Millennium acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided Millennium with worldwide rights to the Solplax technology. Millennium is a development stage company, has limited revenues to date and has raised capital for initial development through the issuance of its securities.

Effective July 30, 1999, Aurora Corporation, an Oregon corporation, formed on April 2, 1986, merged with and into Echo Services, Inc., a Nevada corporation, formerly Clover Crest, Inc. formed in Nevada on March 31, 1999. Echo Services, Inc. concurrent with the merger with Aurora, changed its name to Aurora Corporation. Aurora filed its Form 10-SB with the Securities and Exchange Commission on August 30, 1999, and on October 30, 1999 became subject to the reporting requirements of the Securities Exchange Act of 1934. On October 25, 1999, Aurora Corporation changed its name to Millennium Plastics Corporation.

Pursuant to an Agreement and Plan of Merger dated November 23, 1999 and effective December 6, 1999 between Graduated (holder of the U.S. patent rights to biodegradable technology) and Millennium, all of the outstanding shares of common stock of Graduated were exchanged for 6,750,000 shares of restricted common stock of Millennium in a transaction in which Millennium was the surviving company.

In December 1999, Millennium amended the patent and royalty agreement it received from the merger with Graduated. The amended agreement resulted in the termination of the 5% royalty fee in exchange for 8,000,000 shares of Millennium stock and a $300,000 loan to Solplax Ltd. Solplax was a 100% owned subsidiary of SCAC Holdings, Inc. (“SCAC”). In September of 2000, Millennium rescinded the patent agreement and exchanged an additional 4,000,000 (for a total of 12,000,000) shares of Millennium stock to SCAC for all of the outstanding stock of Solplax. The 12,000,000 shares were distributed by SCAC to its stockholders on a pro rata basis.

The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books $546,400 of costs associated with research and development, which was valued at zero according to United States accounting standards. Liabilities assumed included payables and debt totaling $177,149. Millennium also paid SCAC $27,700 for repayments of funds used for Solplax purposes. Millennium reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired. On March 28, 2003, Millennium abandoned its ownership of Solplax through an agreement with Bayan Giltsoff, a former director of Millennium, whereby Mr. Giltsoff agreed to assume full responsibility of all of Solplax’s operations. This resulted in an increase to

Millennium’s paid-in-capital of $99,749 to reflect the reversal of the negative goodwill recorded when Solplax was acquired. Concurrent with this transaction, Mr. Giltsoff resigned as a Director of Millennium.

On April 1, 2006, Paul Branagan, President and a Director of Millennium, converted $40,000 of debt owed to him into 40,000,000 shares of Millennium’s common stock.

On July 31, 2006, we agreed to acquire Midwest Energy, Inc., a Nevada corporation, pursuant to an agreement and plan of merger by and among us, Millennium Acquisition Sub, a Nevada corporation and our wholly owned subsidiary, and Midwest Energy, Inc. The agreement and plan of merger provided that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest Energy, Inc., with Midwest Energy, Inc. as the surviving corporation, and we issued 11,833,000 shares of our common stock in exchange for 100% of the outstanding shares of Midwest Energy, Inc. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest Energy stockholders, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock and amended our articles of incorporation to change our name to “EnerJex Resources, Inc.” Upon closing of the merger, the former stockholders of Midwest Energy, Inc. control approximately 98% of our outstanding shares of common stock, which are estimated to be approximately 12,133,457 shares.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Millennium as a going concern. Millennium’s cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Millennium be unable to continue existence.

(b) Business of Issuer

To date, Millennium has focused on the development of biodegradable plastic materials. In March 2003, Millennium abandoned its ownership of Solplax and has focused its business efforts solely on the United States market.

Product Chemistry and Characteristics

The plastic product, termed Solplax, has its technological basis in an improved method for the manufacture of thermoplastic polyvinyl alcohol (PVA) in combination with other approved food grade additives which are commonly used in commercial and consumer plastic products. Because all of the individual components in Solplax formulations have been in commercial and consumer products for so long, their physical properties and impacts (actual or potential) on the environment have been globally researched and assessed. These components have uniformly been found to be safe, non-toxic and environmentally friendly. The chemical and biological interaction of PVA is therefore well understood and a wide range of reference documents dating back to the 1940’s are available for consultation.

All plastic products manufactured with Solplax polymers are, and will be, entirely biodegradable when disposed of in landfills or into the wider environment. In the biodegradation process, the Solplax plastic decomposes entirely into environmentally benign substances: water (H2O), gas (CO2) and air (O2) - the molecules necessary for photosynthesis in plants. Articles made from Solplax polymers will biodegrade within a chemically pre-set time frame (several weeks). At the time of disposal, the article need only to be brought into contact with water, either hot or cold depending on the basic materials chosen to cause it to dissolve. In about four weeks the dissolved plastic undergoes total biodigestion to carbon dioxide and water, leaving no residues in the environment.

Pure PVA rapidly degrades in contact with water or moisture which would render it useless for typical industrial, consumer, food and medical uses. Therefore, Solplax is coated with a PVA polymer having novel properties. The patented Solplax process bonds a special coating to one or both sides of the PVA film. This coating makes the overall product impervious to liquid dissolution for its desired-product lifetime. Solplax base polymers offer clients an attractive range of specifications which can be tailored to their planned end use or product application. Chemists can vary the “recipe” for polymers using different combinations and ratios of seven basic constituent ingredients to manufacture eight similar, but different, polymers, which posses distinctive characteristics. This allows the granular polymer that is produced to be specifically tailored to the end-use product which will be manufactured from it. The characteristics which are common to all of the Solplax polymers include:

•	Water resistance until dissolution is required;
•	Excellent barrier to most odors and non-aqueous liquids;
•	Excellent characteristics for heat-sealing applications;
•	Patented time-controlled degrading process; and
•	Non-toxic, non-carcinogenic and fully biodigestible.

Solplax Manufacturing and Product Applications

The Solplax polymers can be produced on generic production machinery and production can be scaled-up efficiently and economically. The Solplax plastics can be fabricated into articles using known, standard manufacturing processes (e.g., blow molding, injection molding, and cast extrusion) with no risk of thermal degradation.

The Solplax family of biodegradable plastic polymers have different physical properties and can be used to produce a variety of disposable items, ranging from gossamer shrouds for clothing to firm eating utensils. These also include, amongst many other items; diaper liners, slow release fertilizer pellets, dry goods containers, garbage and compost bags, golf tees, a wide variety of packaging products such as the film utilized by many auto and boat carriers to protect the vehicles in transport, shot gun ammunition wadding, swizzle sticks and yokes for beverage cans.

In January 2001, Millennium launched the deployment of its perforation ball sealers to be utilized in deep oil and gas wells. Millennium licensed Santrol, a Division of Fairmount

Minerals, in February of 2001, to market the perforation ball sealers to the oil and gas industry. Under the terms of the license agreement Santrol was provided an exclusive nontransferable license to manufacture and distribute Solplax soluble perforation ball sealers. The initial term of the agreement was for three years and automatically renewed unless terminated. The agreement specifies that Santrol shall purchase all raw materials exclusively from Millennium. Millennium has received only minimal revenues from Santrol to date.

Competition

Millennium competes with numerous other plastic suppliers. Many of these competitors have substantially greater resources than Millennium. Millennium has been successful in finding a niche in the market based upon the biodegradable nature of its product. Should a larger and better financed company decide to directly compete with Millennium, and be successful in its competitive efforts, Millennium’s business could be adversely affected.

Trademarks and Patents

Millennium’s United States Patent No. 5,948,848 was acquired under the terms of a merger with Graduated on December 6, 1999. Graduated Plastics, Inc. had acquired the US Patent under the terms and conditions of a “Patent Assignment and Royalty Agreement” entered into on September 30, 1999 with Solplax Limited. The Patent relates to a biodegradable plastics material and to a method for its manufacture. In particular, the patent relates to a biodegradable plastics material comprising a polyvinylacetate/polyvinylalcohol copolymer.

Research and Development

Due to Millennium’s current working capital deficit it is unlikely any funds will be expended for research and development in the foreseeable future.

Employees

Millennium has no employees other than its sole officer, Paul Branagan. Mr. Branagan does not work full time for Millennium but devotes whatever time is necessary for him to assist Millennium in its development. Millennium does not expect a significant change in the number of employees over the next 12 months.

ITEM 2.	DESCRIPTION OF PROPERTY

During Fiscal 2003, Millennium leased space from an entity owned by the President of Millennium, Paul Branagan, for $4,014 per month. The lease was for a 3-year period. On January 1, 2003, Millennium exchanged its property and equipment in return for the cancellation of the remaining lease term. Rent expense for 2003 totaled $41,588. Millennium currently maintains a mailing address at 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Millennium was dequoted from trading on the National Association of Securities Dealers Automated Quotation Bulletin Board System on August 21, 2002, and its common stock is now sporadically traded in the inter-dealer market under the symbol “MPCO”. Millennium’s common stock has traded infrequently on both the OTC:BB, the “pink sheets” and “gray sheets”, which severely limits Millennium’s ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, Millennium’s management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing its stock prices and sales for fiscal 2003 and 2002. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003		2002
	Low	High	Low	High
1st Quarter	$0.052	$0.058	$0.22	$0.34
2nd Quarter	$0.015	$0.021	$0.12	$0.21
3rd Quarter	$0.004	$0.015	$0.11	$0.21
4th Quarter	$0.017	$0.037	$0.09	$0.12

(b) Holders of Common Stock

As of March 31, 2003, Millennium had approximately 1,085 stockholders of record of the 36,035,185 shares outstanding.

(c) Dividends

Millennium has never declared or paid dividends on its Common Stock. Millennium intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of

Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2000 Stock Option and Incentive Plan

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

As of March 31, 2003, 740,000 options had been issued under this plan at a weighted average price of $0.46 per share. During fiscal 2003, 60,000 options were cancelled and are again available for issuance under the plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

2002-2003 Stock Option Plan

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

As of March 31, 2003, 1,600,000 options had been issued under this plan at a weighted average price of $0.02 per share. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

Description of Stock Option Plans

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plans) and other employees and consultants and the Company’s subsidiaries (if established) will be eligible to receive options under the stock option plans. The committee will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plans.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plans will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with the plans when some awards may be exercised. In the event of a change of control (as defined in the stock option plans), the date on which all options outstanding under the stock option plans may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

The following table sets forth information as of March 31, 2003 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	2,280,000	$ 0.14	720,000

Total	2,280,000(1)	$ 0.14	720,000 (1)

(1)	Does not include 10,500,000 warrants exercisable at a weighted average exercise price of $0.11 per share.
(2)	320,000 options available for issuance under our 2000 stock option plan and 400,000 options available for the issuance under our 2002/2003 stock option plan as of March 31, 2003.

** As of the date of this filing, all options granted under Millennium’s option plans have expired and are again available for issuance under the plans.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for Millennium’s continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

On April 1, 2006, Paul Branagan, President and a Director of Millennium, converted $40,000 of debt owed to him by the Company into 40,000,000 shares of the Company’s common stock.

On February 3, 2003, Millennium executed an agreement with Miltray Investments Ltd. (“Miltray”). Pursuant to the agreement Miltray shall make ongoing investments in Millennium and assist Millennium with managing its business operation.

Pursuant to the agreement Miltray, in consideration for the payment of $150,000, has the right to purchase (i) Five Hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation, (ii) plus warrants for the purchase of 10,500,000 shares of common stock described below:

(i)	One Million (1,000,000) shares at Five Cents ($0.05) per share for a period until January 16, 2005;
(ii)	One Million (1,000,000) shares at Ten Cents ($0.10) per share for a period until January 16, 2005;

(iii)	Five Hundred Thousand (500,000) shares at Twenty Cents ($0.20) per share for a period until January 16, 2005;

(iv)	Five Hundred Thousand (500,000) shares at Thirty Cents ($0.30) per share for a period until January 16, 2005;

(v)	Five Hundred Thousand (500,000) shares at Forty Cents ($0.40) per share for a period until January 16, 2005;

(vi)	Two Million (2,000,000) shares at Seventeen Cents ($0.17) per share for a period until January 16, 2005;

(vii)	One Million (1,000,000) shares at Five Cents ($0.05) shall be exercised within fifteen (15) days following the expiration of the Notice to Millennium;

(viii)	One Million (1,000,000) shares at Five Cents ($0.05) shall be exercised within sixty (60) days following the expiration of the Notice to Millennium;

(ix)	One Million (1,000,000) shares at Five Cents ($0.05) shall be exercised within seventy-five (75) days following the expiration of the Notice to Millennium; and

(x)	the remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the Notice to Millennium.

Additionally the agreement provided for Mr. Colin Gerstein to be appointed to the board of directors and act as a Management Consultant to Millennium on behalf of Miltray for a period of three months and that Miltray is to be paid a consultant fee of $10,000 per month for the initial three months. Thereafter, the parties agreed to negotiate an amount by further agreement.

As of February 25, 2003, Millennium received $55,000 of the $150,000 due under the terms of the agreement. As of the date of this filing, Millennium has cancelled this agreement.

Millennium issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting August 2, 2002 to Paul Branagan, President and Chairman of Millennium.

Millennium issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to Paul Branagan.

Millennium issued 250,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing.

Millennium issued 50,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to a consultant.

Millennium issued 200,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to Bayan Giltsoff, a former Director of Millennium for assistance in obtaining financing.

Millennium issued 25,000 options to each member of the Board of Directors, for a total of 100,000 options issued, at a price of $0.03 per share for a three-year period starting January 3, 2003.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, and projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Results of Operations

Year Ended March 31, 2003 and March 31, 2002

Revenues. We did not generate any revenues for the year ended March 31, 2003, compared to $30,190 for the year ended March 31, 2002. During fiscal 2003 we were extremely limited on working capital, which caused us to virtually halt all operations.

Research and Development. We did not incur any product development expenses for the year ended March 31, 2003. In fiscal 2002 we incurred $396,120 in research and development expenses. These expenses included certain office, travel, legal and accounting expenses relating to the development of our initial products and services. Due to our extremely limited working capital in fiscal 2003 we did not perform any research or development.

General and Administrative. General and administrative expenses for the year ended March 31, 2003 were $40,333, a decrease of $181,585 or a 82% decrease over the $221,918 of general and administrative expenses incurred in the year ended March 31, 2002. This decrease was a result of Millennium’s lack of operations.

Professional Fees. Professional fee expenses for the year ended March 31, 2003 were $480,726, a decrease of $377,426 (44%) over the prior year expenses of $858,152. The decrease in professional fees is directly correlated to the decrease in our operations.

Loss from Operations. As a result of our decreased operations, loss from operations for the year ended March 31, 2003 was $521,059, a decrease of $947,632, an approximate 65% decrease over the loss from operations of $1,468,691 for the year ended March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2003, we had a working capital deficit of $726,577, compared to a working capital deficit of $1,012,212 as of March 31, 2002.

On February 10, 2006, the Company executed a promissory note for $100,000. The note bears interest at 6% per annum and is due on September 1, 2006.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain sufficient additional capital through equity and/or debt financing. We do not anticipate generating enough positive internal operating cash flow until such time as we can generate substantial additional revenues from either license fees from our biodegradable plastic product and/or direct sales of our products, either or both of which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. We may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations over the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Millennium as a going concern. Millennium’s cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Millennium be unable to continue existence.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of March 31, 2003, we did not have any employees. We are dependent upon Paul Branagan our sole officer and a director.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Millennium will need to raise additional capital or debt funding to sustain operations.

We will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to establish revenues. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We have substantially curtailed our operations in anticipation of our ability to raise additional funds. We cannot be assured that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2003 and March 31, 2002, which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we do not receive adequate funds for our operations, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on March 31, 2003 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit for the year ended March 31, 2003, which means that our current liabilities exceeded our current assets on March 31, 2003 by $726,577. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2003 were not sufficient to satisfy all of our current liabilities on those dates.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the year ended March 31, 2003 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Other than the deficiency and weakness described above, Mr. Branagan concluded that our disclosure controls and procedures are otherwise effective.

ITEM 8B.	OTHER INFORMATION

On July 31, 2006, we agreed to acquire Midwest Energy, Inc., a Nevada corporation, pursuant to an agreement and plan of merger by and among us, Millennium Acquisition Sub, a Nevada corporation and our wholly owned subsidiary, and Midwest Energy, Inc. The agreement and plan of merger provides that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest Energy, Inc., with Midwest Energy, Inc. as the surviving corporation, and we issued 11,833,000 shares of our common stock in exchange for 100% of the outstanding shares of Midwest Energy, Inc. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest Energy stockholders, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock and amend our articles of incorporation to change our name to “EnerJex Resources, Inc.” Upon closing of the merger, the former stockholders of Midwest Energy, Inc. control approximately 98% of our outstanding shares of common stock, which are estimated to be approximately 12,133,457 shares.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Resignation of Directors

On December 19, 2002, the Board of Directors accepted the resignation of Jocelyn Carnegie as a Director.

On March 23, 2003, the Board of Directors accepted the resignation of Bayan Giltsoff as a Director

Information as to our current directors and executive officers is as follows:

NAME	AGE	POSITION	TERM
Paul T. Branagan	62	President, Secretary/Treasurer and Chairman	Since 1999
James L. Arnold	70	Director	Since 1999
Donato Grieco	68	Director	Since 1999

Duties, Responsibilities and Experience

Paul Branagan, is the President, CEO, Chairman, Secretary and Treasurer of Millennium. Mr. Branagan graduated from the University of Nevada Las Vegas with a B.S. in physics. From 1993 to the present, Mr. Branagan has been the President and Senior Scientist of Branagan & Associates, Inc. From 1975 to 1993, he was the Project Manager, Assistant Oil and Gas Division Manager and Senior Scientist of CER Corporation of Las Vegas, Nevada. Since 2002, Mr. Branagan has been the President and a member of the Board of Directors of Petrol Oil and Gas, Inc., a ‘34 Act Reporting Nevada Corporation.

Potential conflict of interest: Paul Branagan, our President, Chief Executive Officer and Chairman of the Board, is an officer and director of Petrol Oil and Gas, Inc., another public company, which may impact the amount of his time spent on our business matters. Mr. Branagan has demands placed on his time, which detracts from the amount of time he is able to devote to us. Mr. Branagan devotes at least 10 hours per month of his business time and attention to our activities as required. We consent to and understand this potential conflict of interest.

James L. Arnold is a member of the Board of Directors of the Company. Mr. Arnold graduated from Northeastern University with a B.S. in industrial engineering. From 1997 to the present, he has worked as a management consultant. From 1993 until 1997, Mr. Arnold served as President and CEO of Ebtron, Inc.

Donato A. Grieco is a member of the Board of Directors of the Company. Mr. Grieco holds a B.S. in Business & Engineering Administration from the Massachusetts Institute of Technology of Cambridge, Massachusetts. Since 1986, Mr. Grieco has been Vice-President of Mollenberg-Betz, Inc. of Buffalo, New York, a major contractor in the mechanical construction industry, specializing in refrigeration, air conditioning, heating, and industrial process piping systems. At Mollenbert-Betz, Inc., Mr. Greico is primarily responsible for project cost estimating, along with vendor and sub-contractor soliciting, leading to total project bid presentations.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under Federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon representations from our executive officer and directors, we believe that as of the date of this filing they were all current in their filings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our Board of Directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only one officer and three directors operating as the management for the Company in 2003. We believe that the limited interaction which results from having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2003, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Option Grants

On September 25, 2000, the Board of Directors adopted a 2000 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2003, 320,000 shares remained available for issuance under the 2000 stock option plan. On August 1, 2002, the Board of Directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2003, 400,000 shares remained available for issuance under the 2002/2003 stock option plan. Pursuant to the plans, stock options were granted, cancelled and exercised as follows:

	Options	Price
Outstanding 4/1/01	60,000	$0.85
Granted	680,000	$0.42
Cancelled	--	--
Exercised	--	--
Outstanding 3/31/02	740,000	$0.46

Outstanding 4/1/02	740,000	$0.46
Granted	1,600,000	0.02
Cancelled	(60,000)	0.85
Exercised	--	--
Outstanding 3/31/03	2,280,000	$0.14

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Paul Branagan.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Paul Branagan, President	2003 2002 2001	-0- $60,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- 250,000 (1) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1) Shares issued for services rendered.

Compensation Committee

We currently do not have a Compensation Committee of the Board of Directors. However, the Board of Directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Millennium, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Millennium, or any change in control of Millennium, or a change in the person’s responsibilities following a change in control of Millennium.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 30, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 76,035,185 shares of common stock outstanding as of June 30, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Paul Branagan, President	40,985,516 (3)	54%
James L. Arnold, Director	175,000 (4)	**
Donato Grieco, Director	225,000	**
Directors and Officers as a Group	41,385,516	54%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of Millennium.

(2)	Figures are rounded to the nearest whole percent.
(3)	90,268 shares of the 40,985,516 are owned by Paul Branagan’s wife.
(4)	100,000 shares of the 175,000 are owned by James Arnold and his wife.
**	Represents less than 1%

Change in Control

On April 1, 2006, Mr. Branagan converted $40,000 of liabilities due to him from Millennium into 40,000,000 shares of Millennium’s common stock. This conversion resulted in Mr. Branagan owning approximately 54% of Millennium’s outstanding shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Office

During Fiscal 2003, Millennium leased space from an entity owned by the President of Millennium, Paul Branagan, for $4,014 per month. The lease was for a 3-year period. On January 1, 2003, Millennium exchanged its property and equipment in return for the cancellation of the remaining lease term. Rent expense for 2003 totaled $41,588. Millennium currently maintains a mailing address at 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

Management Conflicts

Mr. Branagan is currently spending a substantial amount of his time with Petrol Oil and Gas, Inc., a 12g reporting company.

ITEM 13.	EXHIBITS

Exhibit	Description
2.1**	Acquisition Agreement dated August 22, 2000 between Millennium and SCAC Holdings, Inc. Incorporated by reference from Form 8-K filed 8/30/2000.
2.2**	Agreement and Plan of Merger dated November 23, 1999 between Millennium and Graduated Plastics, Inc. Incorporated by reference from Form 8-K filed 12/6/99.
2.3*****	Agreement and Plan of Merger dated July 31, 2006 between Millennium and Midwest Energy, Inc. Incorporated by reference from Form 8-K filed on August 16, 2006.
3 (i).a**	Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99.
3 (i).b**	Certificate of Incorporation of Solplax Limited filed in Dublin, Ireland on 2/28/96. Incorporated by reference from SB-2 filed 2/23/01
3(i).c*****

Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on July 31, 2006, effective date August 15, 2006. Incorporated by reference from Form 8-K filed August 16, 2006.

3(ii)**	Amended and Restated Bylaws of Millennium dated 12/2/99. Incorporated by reference from SB-2 filed 2/23/01.
4.1**	Article VI of Amended and Restated Articles of Incorporation of Millennium. Incorporated by reference from Form 8-K filed 12/6/99.
4.2**	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium. Incorporated by reference fro SB-2 filed 2/23/01
10.1**	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. Incorporated by reference from Form 8-K filed 12/6/99
10.2**	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99. Incorporated by reference from Form 8-K filed 12/7/00
10.3**	3GC Limited, Letter of Investment Intent. Incorporated by reference from Form 10QSB filed 2/14/01.
10.4***	Commercial Lease Agreement
10.5***	Consulting Agreement between The Gingrich Group the Millennium Plastics

10.6***	Letter of Engagement between Millennium Plastics and International Profit Associates
10.7****	Stock Cancellation Agreement/Waiver and Release Agreement
10.8****	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd.
11*	Statement of Per Share Earnings filed in audit attached herewith.
13.1**	10-KSB for 3/31/00 filed 6/30/00
13.2**	10QSB for 6/30/00 filed 8/14/00
13.3**	10QSB for 9/30/00 filed 12/1/00
13.4**	10QSB/A for 6/30/00 filed 12/6/00
13.5**	10QSB for 12/31/00 filed 2/14/01
31*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1**	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00. Incorporated by reference from Form 10QSB filed 2/14/01.
99.2****	2002-2003 Stock Option Plan dated August 1, 2002
*	Filed herewith
**	Incorporated by reference in Form 10-KSB on July 16, 2001
***	Filed in Form 10-KSB on July 16, 2001
****	Filed in Form 10-KSB/A on March 18, 2003
*****	Filed in Form 8-K on August 16, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $30,000 and $37,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PLASTICS CORPORATION

By: /s/ Paul Branagan
Paul Branagan, President

Date: August 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Branagan	President, Secretary/Treasurer,	8/14/2006
Paul Branagan	CEO, Chairman

/s/ James L. Arnold	Director	8/14/2006
James L. Arnold

/s/ Donato Grieco	Director	8/14/2006
Donato Grieco

Millennium Plastics Corporation

Index To Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, March 31, 2003 and 2002	F-2

Statement of Operations for the Years Ended March 31, 2003 and 2002 and For the Period From Inception through March 31, 2003	F-3

Statement of Stockholders' Equity from Inception through March 31, 2003	F-4 - F-6

Statement of Cash Flows for the Years Ended March 31, 2003 and 2002	F-7

Notes to Financial Statements	F-8 - F-16

  Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Plastics Corporation

We have audited the accompanying balance sheet of Millennium Plastics Corporation (a development stage company) as of March 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation. as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

August 14, 2006

Millennium Plastics Corporation

(A Development Stage Company)

Balance Sheet

	March 31,
	2003	2002

Assets
Current assets:
Cash	$ 2,206	$ 222
Inventory	-	14,207
Receivable	-	33,202

Total current assets	2,206	47,631

Equipment and furniture	-	77,697
Accumulated depreciation	-	53,645

Total Equipment and furniture	-	24,052

Other assets:
Intangible asset-patent, net of accumulated
amortization of $16,750 in 2002	-	101,982

Total assets	$ 2,206	$ 173,665

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 332,031	$ 655,997
Notes payable and accrued interest	396,752	403,846

Total current liabilities	728,783	1,059,843

Contingencies and committments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 3/31/03
and 35,285,150 at 3/31/02 shares issued and
outstanding	36,035	35,285
Accumulated comprehensive loss	-	(21,286)
Paid in capital	2,942,820	2,683,272
Unamortized cost of stock issued for services	-	(419,272)
Deficit accumulated during the development stage	(3,705,432)	(3,164,177)

Total stockholders' equity	(726,577)	(886,178)

Total liabilities and stockholders' equity	$ 2,206	$ 173,665

See notes to financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Statement of Operations

			From
			Inception
			April 2, 1986
	Year Ended March 31,		to March 31,
	2003	2002	2003
Revenues	$ -	$ 30,190	$ 54,535
Cost of sales	-	22,691	34,062

Gross profit	-	7,499	20,473

General and administrative expense:
Research and development costs	-	396,120	981,764
Wages	-	33,855	125,646
Professional fees	480,726	858,152	1,972,699
Rent	41,588	48,168	103,988
Administrative expense	(1,255)	139,895	541,615

Total general and administrative expense	521,059	1,476,190	3,725,712

Loss from operations	(521,059)	(1,468,691)	(3,705,239)

Other income (expense):
Interest income	-	-	20,003
Interest expense	(21,364)	-	(21,364)
Gain on abandonment of subsidiary	1,168	-	1,168

Total other income (expense)	(20,196)	-	(193)

Net loss	$ (541,255)	$ (1,468,691)	$ (3,705,432)

Net loss per share of common stock-basic
and diluted	$ (0.02)	$ (0.03)	$ (0.16)

Weighted average shares outstanding	35,555,983	48,760,000	23,487,833

See notes to financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

									Deficit
	Common Stock			Stock				Unamortized	Accumulated
				Purchased	Accumulated			Cost of Stock	During The	Total
	Per			But Not	Comprehensive	Paid In	Treasury	Issued for	Development	Stockholders’
	Share	Shares	Amount	Issued	Loss	Capital	Stock	Services	Stage	Equity
Inception

Shares issued for marketing	$0.001	17,000,000	$ 17,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 17,000

Net loss for the year ended 3/31/1987		-	-	-	-	-	-	-	(17,000)	(17,000)

Balance March 31, 1987		17,000,000	17,000	-	-	-	-	-	(17,000)	-

Activity to March 31, 1999		-	-	-	-	-	-	-	-	-

Balance March 31, 1999		17,000,000	17,000	-	-	-	-	-	(17,000)	-

Shares issued for services	0.050	100,000	100	-	-	4,900	-	-	-	5,000

Shares issued for acquisition
of Graduated Plastics, Inc.	0.152	6,750,000	6,750	-	-	1,019,249	-	-	-	1,025,999

Shares contributed by a
shareholder		-	-	-	-	8,000	(8,000)	-	-	-

Solplax merger						(95,749)	8,000			(87,749)

Shares issued for services	0.250	50,000	50	-	-	12,450	-	-	-	12,500

Comprehensive income		-	-	-	11,519	-	-	-	-	11,519

Net loss for the year ended 3/31/2000		-	-	-	-	-	-	-	(492,724)	(492,724)

Balance March 31, 2000		23,900,000	23,900	-	11,519	948,850	(8,000)	-	(509,724)	474,545

Shares for Solplax		4,000,000	4,000	-	-	(4,000)	-	-	-	-

Shares issued for services	1.250	120,000	120	-	-	149,880	-	-	-	150,000

Shares issued for services	0.840	148,598	149	-	-	124,674	-	-	-	124,823

Comprehensive income		-	-	-	(31,142)	-	-	-	-	(31,142)

Millennium Plastics Corporation

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Continued)

									Deficit
	Common Stock			Stock				Unamortized	Accumulated
				Purchased	Accumulated			Cost of Stock	During The	Total
	Per			But Not	Comprehensive	Paid In	Treasury	Issued for	Development	Stockholders’
	Share	Shares	Amount	Issued	Loss	Capital	Stock	Services	Stage	Equity

Shares purchased but
unissued	1.250	-	-	144	-	179,856	-	-	-	180,000

Net loss for year ended 3/31/2001		-	-	-	-	-	-	-	(1,185,762)	(1,185,762)

Balance March 31, 2001		28,168,598	28,169	144	(19,623)	1,399,260	-	-	(1,695,486)	(287,536)

Shares issued for services	0.280	2,500,000	2,500	-	-	697,500	-	(700,000)	-	-

Amortization to expense of
stock issued for services		-	-	-	-	-	-	320,832	-	320,832

Shares issued for services	0.250	60,000	60	-	-	10,840	-	-	-	10,900

Shares issued for services
to an employee	0.190	120,000	120	-	-	22,680	-	-	-	22,800

Shares issued for collateral
to Bank	0.001	425,000	425	-	-	-	-	(425)	-	-

Shares sold	0.140	714,286	714	-	-	99,286	-	-	-	100,000

Shares issued to Officer
and Directors for services	0.140	400,000	400	-	-	55,600	-	-	-	56,000

Shares issued for services	0.139	250,000	250	-	-	34,750	-	-	-	35,000

Shares issued for cash	0.160	261,328	261	-	-	41,551	-	-	-	41,812

Shares issued to Director
for services	0.160	991,938	992	-	-	157,718	-	(158,710)	-	-

Amortization to expense of
stock issued for services		-	-	-	-	-	-	119,031	-	119,031

Shares issued to Officer
and Directors for services	0.129	750,000	750	-	-	96,250	-	-	-	97,000

Shares issued for cash	0.100	500,000	500	-	-	49,500	-	-	-	50,000

Millennium Plastics Corporation

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Continued)

									Deficit
	Common Stock			Stock				Unamortized	Accumulated
				Purchased	Accumulated			Cost of Stock	During The	Total
	Per			But Not	Comprehensive	Paid In	Treasury	Issued for	Development	Stockholders’
	Share	Shares	Amount	Issued	Loss	Capital	Stock	Services	Stage	Equity

Shares issued and held for
subscription receivable	0.001	25,000,000	25,000	-	-	-	-	-	-	25,000

Cancel shares for subscription		(25,000,000)	(25,000)	-	-	-	-	-	-	(25,000)

Shares issued		144,000	144	(144)	-	-	-	-	-	-

Options issued for services		-	-	-	-	18,337	-	-	-	18,337

Comprehensive income		-	-	-	(1,663)	-	-	-	-	(1,663)

Net loss for year ended 3/31/2002		-	-	-	-	-	-	-	(1,468,691)	(1,468,691)

Balance March 31, 2002		35,285,150	35,285	-	(21,286)	2,683,272	-	(419,272)	(3,164,177)	(886,178)

Shares issued for services		250,000	250	-	-	10,300	-	-	-	10,550

Shares sold but not issued		500,000	500	-	-	99,500	-	-	-	100,000

Other		35	-	-	-	-	-	-	-	-

Warrants purchased		-	-	-	-	50,000	-	-	-	50,000

Amortization to expense of
stock issued for services		-	-	-	-	-	-	419,272	-	419,272

Abandonment of subsidiary		-	-	-	21,286	99,748	-	-	-	121,034

Net loss for year ended 3/31/2003		-	-	-	-	-	-	-	(541,255)	(541,255)

		36,035,185	$ 36,035	$ -	$ -	$2,942,820	$ -	$ -	$(3,705,432)	$ (726,577)

See notes to financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Statement of Cash Flows

			From
			Inception
			April 2, 1986
	Year Ended March 31,		to March 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$ (541,255)	$ (1,468,691)	$ (3,705,432)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	1,336	17,201	18,464
Amortization of stock issued for services	419,272	439,865	859,135
Change in foreign currency	-	(1,663)	-
Changes in assets and liabilities-
Receivables	-	44,031	-
Inventory	-	(14,207)	-
Accounts payable	90,697	407,342	332,031
Accrued liabilities	-	(2,574)	-

Cash used in operating activities	(29,950)	(578,696)	(2,495,802)

Investing activities:
Purchase of equipment & furniture	-	-	(24,052)
Sale of equipment & furniture	5,588	-	5,588
Patent costs	-	(12,531)	-

Cash provided by (used in) investing activities	5,588	(12,531)	(18,464)

Financing activities:
Net note payable activity	50,731	193,603	396,752
Payments on long-term debt	-	(34,375)	-
Subsidiary purchase and abandonment	(184,935)	-	12,000
Stock sold	100,000	191,812	471,812
Warrants sold	50,000	-	50,000
Options issued for services	-	18,337	18,337
Stock issued for acquisition	-	-	1,025,999
Stock issued for services	10,550	221,700	541,572

Cash provided from financing activities	26,346	591,077	2,516,472

Increase (decrease) in cash & cash equivalents	1,984	(150)	2,206

Cash and cash equivalents, beginning	222	372	-

Cash and cash equivalents, end	$ 2,206	$ 222	$ 2,206

Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-cash investing and financing activities:
Stock issued for services	10,500	859,135	869,635
Options issued for services	-	-	18,337

See notes to financial statements.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

We are a development stage company. We are concentrating substantially all of our efforts in raising capital and establishing business operations in order to generate significant revenues.

Organization

On July 30, 1999, Aurora Corporation, formed on April 2, 1986, merged with and into Echo Services, Inc. On October 25, 1999, there was a name change to Millennium Plastics Corporation (MPCO).

On December 6, 1999, MPCO merged with Graduated Plastics, Inc. (GPI) in a reverse merger transaction whereby MPCO was the surviving corporation. The net assets of GPI consisted of cash of $985,999 and a prepaid asset totaling $40,000. There were no liabilities or business activity in GPI. GPI owned a patent and was liable for future royalties based on sales from biodegradable plastics, however, no value was assigned to the patent. GPI shareholders received 6,750,000 shares of our stock. The difference between the historical cost of assets received and the par value of stock issued was recorded as paid in capital. As part of the merger agreement, the majority shareholder of MPCO was required to contribute to us 8,000,000 shares of MPCO stock. GPI was dissolved after the merger.

In December 1999, we terminated the royalty agreement in exchange for 8,000,000 shares of our stock.

In September 2000, we issued 4,000,000 shares of our stock and $27,700 in cash in exchange for all of the stock of Solplax, Ltd., an Irish Corporation (Solplax). The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero. Liabilities assumed included payables and debt totaling $177,149. MPCO reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired. On March 28, 2003 we abandoned our ownership of Solplax and increased our paid-in-capital for $99,749 to reflect the reversal of the negative goodwill recorded when Solplax was acquired.

Principles Of Consolidation

Our March 31, 2002, consolidated financial statements include the accounts of Solplax after elimination of intercompany transactions.

Accounting Estimates

The preparation of these financial statements requires the use of estimates by management in determining our assets, liabilities, revenue, and expenses and related disclosures. Actual results could differ from those estimates.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

Fair Value Of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes payable. The fair value of these instruments approximates carrying value.

Concentration of Credit Risk

We sell products to customers in diversified industries and geographical regions. We continually evaluate the creditworthiness of our customers and we have not required collateral. We evaluate the collectibility of accounts receivable on a combination of factors. Our policies require us to record a specific reserve if we become aware of anything that would cause us to question a specific customer’s inability to meet their financial obligations to us. We will record a specific reserve for bad debts to reduce a related receivable when we believe an amount is not collectible. We do not have any reserves for bad debt at March 31, 2003 and 2002.

Equipment and Furniture

Equipment and furniture are carried at cost. Depreciation is on the straight-line method, based on the useful life (5-7 years) of the asset. On January 1, 2003, all equipment and furniture were transferred to our landlord as payment for rent.

Research and Development

We expense all research and development costs and in 2003 and 2002 research and development totaled approximately $0 and $396,120, respectively.

Intangible Asset - Patent

The patent cost was an asset of Solplax and was amortized on the straight-line method over fifteen years.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Inventories

Inventories, consisting of materials, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on March 31, 2003 and 2002.

Comprehensive Income

Comprehensive Income is foreign exchange adjustments.

Impairment of Long-lived assets

We review the carrying value of long-lived assets at each balance sheet date to determine if any impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. We measure impairment using discounted cash flows of future operating results based upon a rate that corresponds to our cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rated in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts management considers to be more likely than not of realization in future periods.

Fair Value Of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, and notes payable. The fair value of these instruments approximates carrying value.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods, financing or services from non-employees in exchange for equity instruments. SFAS 123 also allows companies to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” or SFAS 123. Millennium elected to follow APB 25 which measures compensation expense for

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

employee stock options as the excess, if any, of the fair market price of Millennium’s stock at the measurement date over the amount an employee must pay to acquire stock.

Reclassifications

Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

Note 2 -Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should Millennium be unable to continue as a going concern.

Note 3 -Liabilities

At March 31, 2003 and 2002 there are notes payable and accrued interest of $160,238 and $150,147 respectively due to an entity owned by a shareholder, $236,514 and $195,874, respectively due to the President of Millennium and $0 and $57,825, respectively due to a Director of Millennium. These are demand notes and interest is at 6%. Included in accounts payable at March 31, 2003 is $166,585 owed to the President of Millennium and an entity owned by the President.

Note 4 - Commitments and Contingencies

We lease space from an entity owned by the President of Millennium for $4,014 per month. The lease is for a 3-year period. On January 1, 2003, we exchanged our property and equipment in return for the cancellation of the remaining lease term. Rent expense for 2003 and 2002 totaled $41,588 and $48,000, respectively.

Note 5 - Stock Transactions

For the year ended March 31, 2002:

On May 11, 2001, we entered into an advisory and consulting agreement for the period of May 3, 2001 to August 3, 2003. Compensation for the consultant was 2,500,000 shares of our stock, valued at $700,000. The services were amortized into professional fee expense over the term of the agreement, which terminated upon abandoning Solplax on March 28, 2003.

We issued 60,000 restricted shares to a consultant valued based on the price our stock was trading on the date the agreement was signed. The professional fee expense was $10,900. We also paid the consultant $20,000 for services performed through November 30, 2001.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

We issued 120,000 restricted shares to an employee with a value based on the price our stock was trading on the date of issue. The wage expense was $22,800.

We issued 425,000 restricted shares of Company stock to a bank. We recorded $425 as professional fee expense in fiscal 2003.

We sold 806,098 shares of restricted stock for $191,812.

On December 20, 2001 we issued 400,000 restricted shares to two Directors and the President of Millennium for services rendered. The value of our stock on the date of the issuance was used to value the shares issued. The amount charged to expense was $56,000.

We issued 250,000 shares of restricted stock for services by a marketing and technical representative on December 20, 2001. The value of our stock on the date of the issuance was used to value the shares issued. The amount charged to expense was $35,000.

We issued 991,938 restricted shares for services rendered over an eight-month period beginning in October, 2001 to a Director. The value assigned to the services was $158,710 based on the value of our stock on the date of issuance. The services were amortized into expense over the term of the service.

We issued 500,000 restricted shares on October 25, 2001 and agreed to issue 50,000 shares each month for 10 months to a Director. A total of 750,000 restricted shares were issued in the year ended March 31, 2002. The value assigned to the services was $97,000 based on the value of our stock on the date of issuance.

The Board of Directors on November 20, 2001 approved the stock subscription agreement whereby Kassell Partnership of Athens Greece would purchase 25,000,000 shares of Millennium’s restricted stock for $2,000,000 in cash. The shares were issued but held. The purchase did not take place and Millennium cancelled the shares on March 28, 2002.

For the year ended March 31, 2003:

We issued 250,000 restricted shares for services pursuant to our October 25, 2001 agreement with a Director. The value assigned for the services was $10,550 based on the value of our stock on the date the service was earned.

On February 3, 2003 we executed an agreement with Miltray Investments, Ltd (Miltray), whereby Miltray will make ongoing investments in MPCO and assist us with managing our business operation. Pursuant to the agreement Miltray agreed to purchase (i) Five hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation at a purchase price of $100,000, (ii) plus $50,000 for the purchase of warrants for 10,500,000 shares of common stock (See Note 7) (iii) a seat on the Board and (iv) a consulting (iv) of $10,000 per month for 3 months.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

Note 6 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carry-forward of approximately $2,682,000 that expires in 2015 to 2019. Millennium has a research and development tax credit carry-forward expiring in 2015-2017 totaling approximately $47,000.

The net deferred tax is as follows:

	March 31, 2003	March 31, 2002
Non-current asset for net loss carry-forward	$912,000	$729,000
Valuation allowance	(912,000)	(729,000)
Total deferred tax, net	--	--

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2003	March 31, 2002
Statutory tax rate	-34.00%	-34.00%
Valuation Allowance	34.00%	34.00%
Effective tax rate	0.00%	0.00%

Note 7 – Warrants and Options

Options:

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

We issued 180,000 options in 2002 to a consultant. The option period is for 2 years and the exercise price is $.85 per share. The options were earned at a rate of 20,000 per month and begin expiring January 15, 2003 at a rate of 20,000 per month. The value of the options was calculated at zero in fiscal 2002 based on the Black-Scholes pricing model.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

We issued 250,000 options for legal services on January 2, 2002. The option period is 5 years and the exercise price is $.10 per share. Based on the Black-Scholes pricing model the options had a value of $18,337 at the date of issue. Professional fee expense was increased by the value of the options as was paid-in capital.

We issued 250,000 options to an Officer on April 6, 2001. The options are exercisable at $.50 per share and have a five-year period from the date of issue. Millennium accounts for options under the Plan issued to Officers with no compensation cost recognized. Had compensation cost been recognized in accordance with FAS 123, Accounting for Stock Based compensation, Millennium’s operating loss would have been affected as follows:

2002
Dividend yield	0%
Weighted average expected stock volatility	58%
Weighted average risk free interest rate	4.3%
Weighted average expected option lives	4.2 yrs

Net loss
As reported	($1,468,691)
Pro-forma	($1,493,957)
Basic and diluted loss per share
As reported	($.03)
Pro-forma	($.03)

Millennium issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting August 2, 2002 to Paul Branagan, President and Chairman of Millennium. The fair market value of the options at the date of issue was zero.

Millennium issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to Paul Branagan. The fair market value of the options at the date of issue was zero.

Millennium issued 250,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

Millennium issued 50,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the options at the date of issue was zero.

Millennium issued 25,000 options to each member of the Board of Directors, for a total of 100,000 options issued, at a price of $0.03 per share for a three-year period starting January 3, 2003. The fair market value of the option at the date of issue was zero.

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

The following were the weighted average amounts used in the Black-Scholes calculations:

2003
Stock price	$.001
Strike price	$.02

Dividend yield	0%
Weighted average expected stock volatility	53%
Weighted average risk free interest rate	2.2%
Weighted average expected option lives	3 yrs

Warrants:

On February 3, 2003 we executed an agreement with Miltray Investments and they paid us $50,000 for the following warrants:

(i)	One Million (1,000,000) shares at Five Cents ($0.05) per share for a period until January 16, 2005;

(ii)	One Million (1,000,000) shares at Ten Cents ($0.10) per share for a period until January 16, 2005;

(iii)	Five Hundred Thousand (500,000) shares at Twenty Cents ($0.20) per share for a period until January 16, 2005;

(iv)	Five Hundred Thousand (500,000) shares at Thirty Cents ($0.30) per share for a period until January 16, 2005;

(v)	Five Hundred Thousand (500,000) shares at Forty Cents ($0.40) per share for a period until January 16, 2005;

(vi)	Two Million (2,000,000) shares at Seventeen Cents ($0.17) per share for a period until January 16, 2005 ;

(vii)	One Million (1,000,000) shares at Five Cents ($0.05) per share shall be exercised within fifteen (15) days following the expiration of the Notice to Millennium;

(viii)	One Million (1,000,000) shares at Five Cents ($0.05) per share shall be exercised within sixty (60) days following the expiration of the Notice to Millennium;

(ix)	One Million (1,000,000) shares at Five Cents ($0.05) per share shall be exercised within seventy-five (75) days following the expiration of the Notice to Millennium; and

Millennium Plastics Corporation

A Development Stage Company

Notes to Financial Statements

(x)	The remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the notice to Millennium.

A summary of stock options and warrants at the weighted average price is as follows:

	Options	Price	Warrants	Price
Outstanding 4/1/01	60,000	$0.85	--	--
Granted	680,000	$0.42	--	--
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 3/31/02	740,000	$0.46	--	--

Outstanding 4/1/02	740,000	$0.46	--	--
Granted	1,600,000	0.02	10,500,000	0.11
Cancelled	(60,000)	0.85	--	--
Exercised	--	--	--	--
Outstanding 3/31/03	2,280,000	$0.14	10,500,000	$0.11

Note 8 - Related Party Transactions

We used the consulting and tax services of Directors 2002. Amounts paid totaled $118,000.

Note 9 – Subsequent Events

On February 10, 2006, the Company executed a promissory note for $100,000. The note bears interest at 6% per annum and is due on September 1, 2006.

On April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

On July 31, 2006, we agreed to acquire Midwest Energy, Inc., a Nevada corporation, pursuant to an agreement and plan of merger by and among us, Millennium Acquisition Sub, a Nevada corporation and our wholly owned subsidiary, and Midwest Energy, Inc. The agreement and plan of merger provided that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest Energy, Inc., with Midwest Energy, Inc. as the surviving corporation, and we issued 11,833,000 shares of our common stock in exchange for 100% of the outstanding shares of Midwest Energy, Inc. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest Energy stockholders, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock and amended our articles of incorporation to change our name to “EnerJex Resources, Inc.” Upon closing of the merger, the former stockholders of Midwest Energy, Inc. control approximately 98% of our outstanding shares of common stock, which are estimated to be approximately 12,133,457 shares.