Form 10QSB
period 2003-06-30
MILLENNIUM PLASTICS CORP
filed 2006-08-25
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

MILLENNIUM PLASTICS CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3161 E. Warm Springs Road

Suite 300

Las Vegas, Nevada 89120

(Address of principal executive offices)

(702) 454-2121

(Issuer’s telephone number)

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Balance Sheet

Unaudited

June 30,
2003

Assets
Current assets:
Cash	$ 4,314

Total assets	$ 4,314

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 328,506
Notes payable and accrued interest	402,093

Total current liabilities	730,599

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 shares issued and outstanding	36,035
Stock owed but not issued; 234,080 shares	235
Paid in capital	2,954,289
Deficit accumulated during the development stage	(3,716,844)

Total stockholders' equity	(726,285)

Total liabilities and stockholders' equity	$4,314

See notes to condensed financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

			From
			Inception
			April 2, 1986
	Three Months Ended June 30,		to June 30,
	2003	2002	2003
Revenues	$ -	$ -	$ 54,535
Cost of sales	-	-	34,062

Gross profit	-	-	20,473

General and administrative expense:
Research and development costs	-	35,389	981,764
Professional fees	-	141,596	1,972,699
Administrative expense	6,071	32,268	777,320

Total general and administrative expense	6,071	209,253	3,731,783

Loss from operations	(6,071)	(209,253)	(3,711,310)

Other income (expense):
Interest and other income	-	-	21,171
Interest expense	(5,341)	(4,916)	(26,705)

Total other income (expense)	(5,341)	(4,916)	(5,534)

Net loss	$ (11,412)	$ (214,169)	$ (3,716,844)

Net loss per share of common stock-basic
and diluted	$ (0.00)	$ (0.01)	$ (0.16)

Weighted average shares outstanding	36,113,262	35,422,676	23,660,802

See notes to condensed financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			From
			Inception
			April 2, 1986
	Three Months Ended June 30,		to June 30,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$ (11,412)	$ (214,169)	$ (3,716,844)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	1,244	18,464
Amortization of stock issued for services	-	127,179	859,134
Change in foreign currency	-	(56,976)	-
Changes in assets and liabilities-
Receivables	-	(7,232)	-
Inventory	-	(12,741)	-
Accounts payable	(3,525)	122,772	328,506

Cash used in operating activities	(14,937)	(39,923)	(2,510,740)

Investing activities:
Purchase of equipment & furniture	-	-	(24,052)
Sale of equipment & furniture	-	-	5,588

Cash used in investing activities	-	-	(18,464)

Financing activities:
Net note payable activity	5,341	40,666	402,093
Subsidiary purchase and abandonment	-	-	12,000
Stock sold and warrants exercised for stock	11,704	-	483,516
Warrants sold	-	-	50,000
Options issued for services	-	-	18,337
Stock issued for acquisition	-	9,000	1,025,999
Stock issued for services	-	-	541,573

Cash provided from financing activities	17,045	49,666	2,533,518

Increase (decrease) in cash & cash equivalents	2,108	9,743	4,314

Cash and cash equivalents, beginning	2,206	222	-

Cash and cash equivalents, end	$ 4,314	$ 9,965	$ 4,314

Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-cash investing and financing activities:
Stock issued for services	$ -	$ -	$ 869,635
Options issued for services	-	-	18,337

See notes to condensed financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended March 31, 2003.

Our business is in the development stage and our major activities to date have been limited to developing and implementing our business plan, establishing business strategies and raising equity.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Stock Transactions

Miltray exercised warrants for 234,080 shares for $11,704. The shares have not been issued and the par value of the shares ($235) is included in the equity account stock purchased not issued at March 31, 2004.

Note 4 - Subsequent Events

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

In this Form 10-QSB, references to “Millennium”, “we,” “us,” and “our” refer to MILLENNIUM PLASTICS CORPORATION.

Item 2. Management’s Discussion and Analysis.

Millennium, a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation (“Graduated”), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 Millennium acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided Millennium with the worldwide rights to the Solplax technology. In March 2003, Millennium abandoned all ownership of Solplax and now retains only the United States rights to the Solplax technology. Millennium is a development stage company, has limited revenues to date and has raised capital for initial development through the issuance of its securities.

Investors should be particularly aware of the inherent risks associated with Millennium’s planned business. These risks include the development stage status of Millennium and lack of a proven market for its biodegradable plastics, lack of equity funding, and its size compared to the size of competitors. Although Millennium intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Millennium has no liquidation plans should it be unable to receive funding. Should Millennium be unable to implement its business plan, it would investigate all options available to retain value for stockholders. Among the options that would be considered are:

•	acquisition of another product or technology or,
•	a merger or acquisition of another business entity.

In the event funding is unavailable during the next twelve months, Millennium will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, Millennium would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, Millennium may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located.

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

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenue: We did not produce any revenues for the quarters ended June 30, 2003 or June 30, 2002.

Expenses:

Research and development costs were not incurred during the first quarter ended June 30, 2003, compared to $35,389 in the same quarter of 2002. Due to our extremely limited working capital we did not perform any research or development during the quarter ended June 30, 2003.

Administrative expenses for the quarter ended June 30, 2003 were $6,071, a decrease of $26,197 or an 81% decrease over the $32,268 of general and administrative expenses incurred in the quarter ended June 30, 2002. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional fees for the quarter ended June 30, 2003 were not incurred due to the decrease in our operations and lack of working capital. For the quarter ended June 30, 2002, we incurred $141,596 of professional fees.

Loss from operations for the quarter ended June 30, 2003 was $6,071, a decrease of $203,182, an approximate 97% decrease over the loss from operations of $209,253 for the quarter ended June 30, 2002. The decrease in loss is primarily the result of the substantial decrease in our operations and our lack of adequate working capital.

Liquidity and Capital Resources

As of June 30, 2003, we had a working capital deficit of $726,285, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2003 were not sufficient to satisfy all of our current liabilities on those dates.

On February 10, 2006, the Company executed a promissory note for $100,000. The note bears interest at 6% per annum and is due on September 1, 2006. The note is anticipated to be repaid concurrent with the merger with Midwest Energy, Inc.

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

We anticipate incurring operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

As of June 30, 2003, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

We are a development stage company, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We have yet to generate significant revenues from operations and have been focused on organizational, start-up, market analysis, research and development and fund raising activities since we completed the merger with Graduated Plastics. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will not be able to continue in business.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2003 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Other than the deficiency and weakness described above, Mr. Branagan concluded that our disclosure controls and procedures are otherwise effective.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended June 30, 2003. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

Concurrent with the effective date of the merger with Midwest Energy, Inc. we will initiate a 1 for 253.45 reverse stock split. This will reduce the number of shares of our common stock outstanding to approximately 300,457 shares.

Upon the effectiveness of the merger described in Item 2 (Management’s Discussion and Analysis) above, we will issue 11,833,000 shares of our common stock to the stockholders of Midwest Energy, Inc. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Change in Control

On April 1, 2006, Paul Branagan, our sole officer, converted $40,000 of liabilities due to him from the Company into 40,000,000 shares of the Company’s common stock. This conversion resulted in Mr. Branagan owning approximately 54% of the Company’s outstanding shares of common stock.

Pursuant to the merger agreement with Midwest Energy, Inc., described in Item 2 (Management’s Discussion and Analysis) above, we will issue 11,833,000 shares of our common stock to the stockholders of Midwest Energy, Inc. In addition, effective August 15, 2006, we will institute a 1 for 253.45 reverse stock split, which will reduce the number of our outstanding shares of common stock to approximately 300,457. As a result of the reverse split and the issuance of the shares to the stockholders of Midwest Energy, Inc., the Midwest Energy, Inc. stockholders will hold approximately 98% of our outstanding shares of common stock. In addition, concurrent with the effective date of the merger, all of our current officers and directors will be replaced by the officers and directors of Midwest Energy, Inc. These occurrences will constitute a change in control.

Item 6.	Exhibits.

Exhibits:

Exhibit	Description
2.1**	Acquisition Agreement dated August 22, 2000 between Millennium and SCAC Holdings, Inc. Incorporated by reference from Form 8-K filed 8/30/2000.
2.2**	Agreement and Plan of Merger dated November 23, 1999 between Millennium and Graduated Plastics, Inc. Incorporated by reference from Form 8-K filed 12/6/99.
2.3*****	Agreement and Plan of Merger dated July 31, 2006, effective date August 15, 2006, between Millennium and Midwest Energy, Inc. Incorporated by reference from Form 8-K filed August 16, 2006.
3 (i).a**	Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99.
3 (i).b**	Certificate of Incorporation of Solplax Limited filed in Dublin, Ireland on 2/28/96. Incorporated by reference from SB-2 filed 2/23/01
3(i).c*****

Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on July 31, 2006, effective date August 15, 2006. Incorporated by reference from Form 8-K filed August 16, 2006.

3(ii)**	Amended and Restated Bylaws of Millennium dated 12/2/99. Incorporated by reference from SB-2 filed 2/23/01
4.1**	Article VI of Amended and Restated Articles of Incorporation of Millennium. Incorporated by reference from Form 8-K filed 12/6/99.

4.2**	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium. Incorporated by reference fro SB-2 filed 2/23/01.
10.1**	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. Incorporated by reference from Form 8-K filed 12/6/99
10.2**	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99. Incorporated by reference from Form 8-K filed 12/7/00
10.3**	3GC Limited, Letter of Investment Intent. Incorporated by reference from Form 10QSB filed 2/14/01.
10.4***	Commercial Lease Agreement
10.5***	Consulting Agreement between The Gingrich Group the Millennium Plastics
10.6***	Letter of Engagement between Millennium Plastics and International Profit Associates
10.7****	Stock Cancellation Agreement/Waiver and Release Agreement
10.8****	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd.
31*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1**	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00. Incorporated by reference from Form 10QSB filed 2/14/01.
99.2****	2002-2003 Stock Option Plan dated August 1, 2002

________________________

*	Filed herewith
**	Incorporated by reference in Form 10-KSB on July 16, 2001
***	Filed in Form 10-KSB on July 16, 2001
****	Filed in Form 10-KSB/A on March 18, 2003
*****	Filed in Form 8-K on August 16, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM PLASTICS CORPORATION

(Registrant)

By: /s/ Paul Branagan

Paul Branagan, President
(On behalf of the registrant and as
principal accounting officer)

Date: August 14, 2006