Form 10QSB
period 2003-09-30
MILLENNIUM PLASTICS CORP
filed 2006-08-25
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Balance Sheet

Unaudited

September 30,
2003

Assets
Current assets:
Cash	$ 2,673

Total assets	$ 2,673

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 328,538
Notes payable and accrued interest	407,435

Total current liabilities	735,973

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185	36,035
Stock purchased not issued	235
Paid in capital	2,954,289
Deficit accumulated during the development stage	(3,723,859)

Total stockholders' equity	(733,300)

Total liabilities and stockholders' equity	$ 2,673

See notes to condensed financial statements

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

					From
					Inception
					April 2, 1986
	Three Months Ended September 30,		Six Months Ended September 30,		to September 30,
	2003	2002	2003	2002	2003
Revenues	$ -	$ 50,313	$ -	$ 50,313	$ 54,535
Cost of sales	-	14,319	-	14,319	34,062

Gross profit	-	35,994	-	35,994	20,473

General and administrative expense:
Research and development costs	-	16,776	-	52,165	981,764
Professional fees	450	108,205	450	249,801	1,973,149
Administrative expense	1,223	31,579	7,294	63,847	778,543

Total general and administrative expense	1,673	156,560	7,744	365,813	3,733,456

Loss from operations	(1,673)	(120,566)	(7,744)	(329,819)	(3,712,983)

Other income (expense):
Interest and other income			-	-	21,171
Interest expense	(5,341)	(5,096)	(10,682)	(10,012)	(32,046)

Total other income (expense)	(5,341)	(5,096)	(10,682)	(10,012)	(10,875)

Net loss	$ (7,014)	$ (125,662)	$ (18,426)	$ (339,831)	$ (3,723,858)

Net loss per share of common stock-basic
and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.15)

Weighted average shares outstanding	36,269,230	35,493,510	36,191,204	35,383,552	24,480,293

See notes to condensed financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			From
			Inception
			April 2, 1986
	Six Months Ended September 30,		to September 30,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$ (18,426)	$ (214,169)	$ (3,723,859)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	1,244	18,464
Amortization of stock issued for services	-	127,179	859,135
Change in foreign currency	-	(56,976)	-
Changes in assets and liabilities-
Receivables	-	(7,232)	-
Inventory	-	(12,741)	-
Accounts payable	(3,493)	122,772	328,538

Cash used in operating activities	(21,919)	(39,923)	(2,517,722)

Investing activities:
Purchase of equipment & furniture	-	-	(24,052)
Sale of equipment & furniture	-	-	5,588

Cash used in investing activities	-	-	(18,464)

Financing activities:
Net note payable activity	10,682	40,666	407,434
Subsidiary purchase and abandonment	-	-	12,000
Stock sold & warrants exercised for stock	11,704	-	483,517
Warrants sold	-	-	50,000
Options issued for services	-	-	18,337
Stock issued for acquisition	-	9,000	1,025,999
Stock issued for services	-	-	541,572

Cash provided from financing activities	22,386	49,666	2,538,859

Increase (decrease) in cash & cash equivalents	467	9,743	2,673

Cash and cash equivalents, beginning	2,206	222	-

Cash and cash equivalents, end	$ 2,673	$ 9,965	$ 2,673

Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-cash investing and financing activities:
Stock issued for services	$ -	$ -	$ 869,635
Options issued for services	-	-	18,337

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

Note 3 – Stock Transactions

Miltray exercised warrants for 234,080 shares for $11,704. The shares have not been issued and the par value ($235) is included in the equity account stock purchased not issued at March 31, 2004.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue: We did not produce any revenues for the quarter ended September 30, 2003. We had revenues of $50,313 in the quarter ended September 30, 2002.

Expenses:

Research and development costs were not incurred during the quarter ended September 30, 2003, compared to $16,776 in the same quarter of 2002. Due to our extremely limited working capital we did not perform any research or development during the quarter ended September 30, 2003.

Administrative expenses for the quarter ended September 30, 2003 were $1,223, a decrease of $30,356 or a 96% decrease over the $31,579 of general and administrative expenses incurred in the quarter ended September 30, 2002. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional fees for the quarter ended September 30, 2003 were $450, as compared with $108,205 in professional fees incurred in the quarter ended September 30, 2002. The decrease was a result of the Company’s decrease in operations and lack of working capital.

Loss from operations for the quarter ended September 30, 2003 was $1,673, a decrease of $118,893, an approximate 99% decrease over the loss from operations of $120,566 for the quarter ended September 30, 2002. The decrease in loss is primarily the result of the substantial decrease in our operations and our lack of adequate working capital.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Revenue: We did not produce any revenues for the six months ended September 30, 2003. We had revenues of $50,313 in the six months ended September 30, 2002.

Expenses:

Research and development costs were not incurred during the quarter ended September 30, 2003, compared to $52,165 in the six months ended September 30, 2002. Due to our extremely limited working capital we did not perform any research or development during the six months ended September 30, 2003.

Administrative expenses for the six months ended September 30, 2003 were $7,294, a decrease of $56,553 or an 88% decrease over the $63,847 of general and administrative expenses incurred in the six months ended September 30, 2002. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional fees for the six months ended September 30, 2003 were $450, as compared with $249,801 in professional fees incurred in the six months ended September 30, 2002. The decrease was a result of the Company’s decrease in operations and lack of working capital.

Loss from operations for the six months ended September 30, 2003 was $7,744, a decrease of $322,075, an approximate 98% decrease over the loss from operations of $329,819 for the six months ended September 30, 2002. The decrease in loss is primarily the result of the substantial decrease in our operations and our lack of adequate working capital.

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $733,300, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2003 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of September 30, 2003, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2003 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended September 30, 2003. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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