Form 10QSB
period 2003-12-31
MILLENNIUM PLASTICS CORP
filed 2006-08-25
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Balance Sheet

Unaudited

December 31,
2003

Assets
Cash	$ 1,904

Total assets	$ 1,904

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 328,538
Notes payable and accrued interest	412,776

Total current liabilities	741,314

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185	36,035
Stock purchased not issued	235
Paid in capital	2,954,289
Deficit accumulated during the development stage	(3,729,969)

Total stockholders' equity	(739,410)

Total liabilities and stockholders' equity	$ 1,904

See notes to condensed financial statements

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Operations

Unaudited

					From
					Inception
					April 2, 1986
	Three Months Ended December 31,		Nine Months Ended December 31,		to December 31,
	2003	2002	2003	2002	2003
Revenues	$ -	$ (1,766)	$ -	$ 48,547	$ 54,535
Cost of sales	-	-	-	14,319	34,062

Gross profit	-	(1,766)	-	34,228	20,473

Genral and administrative expense:
Research and development costs	-	17,488	-	69,653	981,764
Professional fees	-	86,421	450	336,222	1,973,149
Administrative expense	769	21,720	8,063	85,566	779,312

Total general and administrative expense	769	125,629	8,513	491,441	3,734,225

Loss from operations	(769)	(127,395)	(8,513)	(457,213)	(3,713,752)

Other income (expense):
Interest and other income			-	-	21,171
Interest expense	(5,341)	(6,074)	(16,023)	(16,086)	(37,387)

Total other income (expense)	(5,341)	(6,074)	(16,023)	(16,086)	(16,216)

Net loss	$ (6,110)	$ (133,469)	$ (24,536)	$ (473,299)	$ (3,729,968)

Net loss per share of common stock-basic
and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.15)

Weighted average shares outstanding	36,269,230	35,535,185	36,217,236	35,460,181	24,637,479

See notes to condensed financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Condensed Statement of Cash Flows

(Unaudited)

			From
			Inception
			April 2, 1986
	Nine Months Ended December 31,		to December 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$ (24,536)	$ (473,299)	$ (3,729,969)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	10,071	18,464
Amortization of stock issued for services	-	302,179	859,135
Change in foreign currency	-	(53,578)	-
Changes in assets and liabilities-
Receivables	-	(15,340)	-
Inventory	-	5,948	-
Accounts payable	(3,493)	142,903	328,538

Cash used in operating activities	(28,029)	(81,116)	(2,523,832)

Investing activities:
Purchase of equipment & furniture	-	(5,491)	(24,052)
Sale of equipment & furniture	-	-	5,588

Cash used in investing activities	-	(5,491)	(18,464)

Financing activities:
Net note payable activity	16,023	75,835	412,775
Subsidiary purchase and abandonment	-	-	12,000
Stock sold and warrants exercised for stock	11,704	-	483,517
Warrants sold	-	-	50,000
Options issued for services	-	-	18,337
Stock issued for acquisition	-	10,550	1,025,999
Stock issued for services	-	-	541,572

Cash provided from financing activities	27,727	86,385	2,544,200

Increase (decrease) in cash & cash equivalents	(302)	(222)	1,904

Cash and cash equivalents, beginning	2,206	222	-

Cash and cash equivalents, end	$ 1,904	$ -	$ 1,904

Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-cash investing and financing activities:
Stock issued for services	$ -	$ -	$ 869,635
Options issued for services	-	-	18,337

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

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenue: We did not produce any revenues for the quarter ended December 31, 2003. We had negative revenues of $1,766 in the quarter ended December 31, 2002.

Expenses:

Research and development costs were not incurred during the quarter ended December 31, 2003, compared to $17,488 in the same quarter of 2002. Due to our extremely limited working capital we did not perform any research or development during the quarter ended December 31, 2003.

Administrative expenses for the quarter ended December 31, 2003 were $769, a decrease of $20,951 or an 96% decrease over the $21,720 of general and administrative expenses incurred in the quarter ended December 31, 2002. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional fees were not incurred during the quarter ended December 31, 2003, as compared with $86,421 in professional fees incurred in the quarter ended December 31, 2002. The decrease was a result of the Company’s decrease in operations and lack of working capital.

Loss from operations for the quarter ended December 31, 2003 was $769, a decrease of $126,626, an approximate 99% decrease over the loss from operations of $127,395 for the quarter ended December 31, 2002. The decrease in loss is primarily the result of the substantial decrease in our operations and our lack of adequate working capital.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Revenue: We did not produce any revenues in the nine months ended December 31, 2003. We generated $48,547 in revenue in the nine months ended December 31, 2002. The decrease in revenue was a result of the Company’s limited working capital and decrease in operations.

Expenses:

Research and development costs were not incurred during the nine months ended December 31, 2003, compared to $69,653 in the nine months ended December 31, 2002. Due to our extremely limited working capital we did not perform any research or development during the nine months ended December 31, 2003.

Administrative expenses for the nine months ended December 31, 2003 were $8,063, a decrease of $77,503 or an approximate 90% decrease over the $85,566 of general and administrative expenses incurred in the nine months ended December 31, 2002. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional fees of $450 were incurred during the nine months ended December 31, 2003, as compared with $336,222 in professional fees incurred in the quarter ended December 31, 2002. The decrease $335,772, or approximately 99%, was a result of the Company’s decrease in operations and lack of working capital.

Loss from operations for the nine months ended December 31, 2003 was $8,513, a decrease of $448,700, or an approximate 98% decrease over the loss from operations of $457,213 for the nine months ended December 31, 2002. The decrease in loss is primarily the result of the substantial decrease in our operations and our lack of adequate working capital.

Liquidity and Capital Resources

As of December 31, 2003, we had a working capital deficit of $739,410, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of December 31, 2003, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended December 31, 2003 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended December 31, 2003. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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