Form 10KSB
period 2004-03-31
MILLENNIUM PLASTICS CORP
filed 2006-09-05
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

The issuer’s revenues for its most recent fiscal year ended March 31, 2004. $12,516.

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

MARCH 31, 2004

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

In this Form 10-KSB, references to “Millennium”, “we,” “us,” and “our” refer to MILLENNIUM PLASTICS CORPORATION.

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

On April 1, 2006, Paul Branagan, President and a Director of Millennium, converted $40,000 of debt owed to him by the Company into 40,000,000 shares of Millennium’s common stock.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Millennium as a going concern. Millennium’s cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Millennium be unable to continue existence.

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

Pure PVA rapidly degrades in contact with water or moisture which would render it useless for typical industrial, consumer, food and medical uses. Therefore, Solplax is coated with a PVA polymer having novel properties. The patented Solplax process bonds a special coating to one or both sides of the PVA film. This coating makes the overall product impervious to liquid dissolution for its desired-product lifetime. Solplax base polymers offer clients an attractive range of specifications which can be tailored to their planned end use or product application. Chemists can vary the “recipe” for polymers using different combinations and ratios of seven basic constituent ingredients to manufacture eight similar, but different, polymers, which possess distinctive characteristics. This allows the granular polymer that is produced to be specifically tailored to the end-use product which will be manufactured from it. The characteristics which are common to all of the Solplax polymers include:

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

In January of 2001, Millennium launched the deployment of its perforation ball sealers to be utilized in deep oil and gas wells. Millennium licensed Santrol, a Division of Fairmount Minerals, in February of 2001, to market the perforation ball sealers to the oil and gas industry. Under the terms of the license agreement Santrol was provided an exclusive nontransferable license to manufacture and distribute Solplax soluble perforation ball sealers. The initial term of the agreement was for three years and automatically renewed unless terminated. The agreement specifies that Santrol shall purchase all raw materials exclusively from Millennium. Millennium has received only minimal revenues from Santrol to date.

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

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Millennium was dequoted from trading on the National Association of Securities Dealers Automated Quotation Bulletin Board System on August 21, 2002, and its common stock is now sporadically traded in the inter-dealer market under the symbol “MPCO”. Millennium’s common stock has traded infrequently on both the OTC:BB, the “pink sheets” and “gray sheets”, which severely limits Millennium’s ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, Millennium’s management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing its stock prices and sales for fiscal 2004 and 2003. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	Low	High	Low	High
1st Quarter	$0.0001	$0.05	$0.052	$0.058
2nd Quarter	$0.0001	$0.08	$0.015	$0.021
3rd Quarter	$0.0001	$0.08	$0.004	$0.015
4th Quarter	$0.0001	$0.05	$0.017	$0.037

(b) Holders of Common Stock

As of March 31, 2004, Millennium had approximately 1,085 stockholders of record of the 36,035,185 shares outstanding.

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

As of March 31, 2004, 500,000 options had been issued under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

As of March 31, 2004, 1,600,000 options had been issued under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

The following table sets forth information as of March 31, 2004 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	2,100,000	$ 0.09	900,000

Total	2,100,000(1)	$ 0.09	900,000 (2)

(1)	Does not include 10,266,000 warrants exercisable at a weighted average exercise price of $0.11 per share.
(2)	500,000 options available for issuance under our 2000 stock option plan and 400,000 options available for the issuance under our 2002/2003 stock option plan as of March 31, 2004.

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

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, and projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Results of Operations

Year Ended March 31, 2004 and March 31, 2003

Revenues. We generated revenues of $12,516 for the year ended March 31, 2004. We did not generate any revenues for the year ended March 31, 2003.

General and Administrative. General and administrative expenses for the year ended March 31, 2004 were $9,109, a decrease of $31,224 or a 77% decrease over the $40,333 of general and administrative expenses incurred in the year ended March 31, 2003. This decrease was a result of Millennium’s lack of operations and insufficient working capital.

Professional Fees. Professional fee expenses for the year ended March 31, 2004 were $1,650, a decrease of $479,076 (99.6%) over the prior year expenses of $480,726. The decrease in professional fees is directly correlated to the decrease in our operations.

Loss from Operations. As a result of our decreased operations, loss from operations for the year ended March 31, 2004 was $9,243, as compared with the loss from operations of $521,059 for the year ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $745,480, compared to a working capital deficit of $726,577 as of March 31, 2003.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. We may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and we will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Millennium as a going concern. Millennium’s cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Millennium be unable to continue existence.

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

As of March 31, 2004, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2004 and March 31, 2003, which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we do not receive adequate funds for our operations, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on March 31, 2004 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit of $745,480 on March 31, 2004. Our working capital deficit means that our current assets on March 31, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended December 31, 2002 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Donato A. Grieco is a member of the Board of Directors of the Company. Mr. Grieco holds a B.S. in Business & Engineering Administration from the Massachusetts Institute of Technology of Cambridge, Massachusetts. Since 1986, Mr. Grieco has been Vice-President of Mollenberg-Betz, Inc. of Buffalo, New York, a major contractor in the mechanical construction industry, specializing in refrigeration, air conditioning, heating, and industrial process piping systems. At Mollenberg-Betz, Inc., Mr. Grieco is primarily responsible for project cost estimating, along with vendor and sub-contractor soliciting, leading to total project bid presentations.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2004 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Our decision not to adopt such a code of ethics results from our having only one officer and three directors operating as the management for the Company in 2004. We believe that the limited interaction which results from having such a small management structure for the Company the current need for such a code is eliminated, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2004 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Option Grants

On September 25, 2000, the Board of Directors adopted a 2000 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2004, 500,000 shares remained available for issuance under the 2000 stock option plan. On August 1, 2002, the Board of Directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2004, 400,000 shares remained available for issuance under the 2002/2003 stock option plan. Pursuant to the plans, stock options were granted, cancelled and exercised as follows:

	Options	Price
Outstanding 4/1/02	740,000	$ .46
Granted	1,600,000	$.02
Cancelled	(60,000)	.85
Exercised	--	--
Outstanding 3/31/03	2,280,000	$ .14

Outstanding 4/1/03	2,280,000	$ .14
Granted	--	--
Cancelled	(180,000)	.85
Exercised	--	--
Outstanding 3/31/04	2,100,000	$ .09

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer, Paul Branagan.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Paul Branagan, President	2004 2003 2002	-0- -0- $60,000	-0- -0- -0-	-0- -0- -0-	-0- -0- 250,000 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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
(3)

Of the 40,985,516 shares, 90,268 are owned by Mr. Branagan’s wife and 40,000,000 have not been issued to Mr. Branagan. Mr. Branagan converted $40,000 of liabilities due to him from the Company into 40,000,000 shares of our common stock in April 2006.

(4)	100,000 shares of the 175,000 are owned by James Arnold and his wife.
**	Represents less than 1%

Change in Control

On April 1, 2006, Mr. Branagan converted $40,000 of liabilities due to him from the Company into 40,000,000 shares of the Company’s common stock. This conversion resulted in Mr. Branagan owning approximately 54% of the Company’s outstanding shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Executive Office

We currently maintain a mailing address at the facilities of our President, Paul Branagan, on a no-charge basis. The mailing address is 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

Management Conflicts

Mr. Branagan is currently spending a substantial amount of his time with Petrol Oil and Gas, Inc., a 12g reporting company.

ITEM 13.	EXHIBITS

Exhibit	Description
2.1**	Acquisition Agreement dated August 22, 2000 between Millennium and SCAC Holdings, Inc. Incorporated by reference from Form 8-K filed 8/30/2000.
2.2**	Agreement and Plan of Merger dated November 23, 1999 between Millennium and Graduated Plastics, Inc. Incorporated by reference from Form 8-K filed 12/6/99.
2.3*****	Agreement and Plan of Merger dated July 31, 2006, effective date August 15, 2006, between Millennium and Midwest Energy, Inc. Incorporated by reference from Form 8-K filed August 16, 2006.
3(i).a**	Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99.
3(i).b**	Certificate of Incorporation of Solplax Limited filed in Dublin, Ireland on 2/28/96. Incorporated by reference from SB-2 filed 2/23/01
3(i).c*****

Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on July 31, 2006, effective date August 15, 2006. Incorporated by reference from Form 8-K filed August 16, 2006.

3(ii)**	Amended and Restated Bylaws of Millennium dated 12/2/99. Incorporated by reference from SB-2 filed 2/23/01
4.1**	Article VI of Amended and Restated Articles of Incorporation of Millennium. Incorporated by reference from Form 8-K filed 12/6/99.
4.2**	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium. Incorporated by reference fro SB-2 filed 2/23/01

10.1**	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. Incorporated by reference from Form 8-K filed 12/6/99
10.2**	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99. Incorporated by reference from Form 8-K filed 12/7/00
10.3**	3GC Limited, Letter of Investment Intent. Incorporated by reference from Form 10QSB filed 2/14/01.
10.4***	Commercial Lease Agreement
10.5***	Consulting Agreement between The Gingrich Group the Millennium Plastics
10.6***	Letter of Engagement between Millennium Plastics and International Profit Associates
10.7****	Stock Cancellation Agreement/Waiver and Release Agreement
10.8****	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd.
11*	Statement of Per Share Earnings filed in audit attached herewith.
13.1**	10-KSB for 3/31/00 filed 6/30/00
13.2**	10QSB for 6/30/00 filed 8/14/00
13.3**	10QSB for 9/30/00 filed 12/1/00
13.4**	10QSB/A for 6/30/00 filed 12/6/00
13.5**	10QSB for 12/31/00 filed 2/14/01
23*	Consent of Auditor
31*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification of Paul Branagan, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1**	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00. Incorporated by reference from Form 10QSB filed 2/14/01.
99.2****	2002-2003 Stock Option Plan dated August 1, 2002
*	Filed herewith
**	Incorporated by reference in Form 10-KSB on July 16, 2001
***	Filed in Form 10-KSB on July 16, 2001
****	Filed in Form 10-KSB/A on March 18, 2003
*****	Filed in Form 8-K on August 16, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $10,000 and $30,000, respectively.

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

Signature	Title	Date

/s/ Paul Branagan	President, Secretary/Treasurer,	8/14/2006
Paul Branagan	CEO, Chairman

/s/ James L. Arnold	Director	8/14/2006
James L. Arnold

/s/ Donato Grieco	Director	8/14/2006
Donato Grieco

Millennium Plastics Corporation

Index To Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, March 31, 2004 and 2003	F-2

Statement of Operations for the Years Ended March 31, 2004 and 2003 and For the Period From Inception through March 31, 2004	F-3

Statement of Stockholders’ Equity from Inception through March 31, 2004	F-4 – F-6

Statement of Cash Flows for the Years Ended March 31, 2004 and 2003	F-7

Notes to Financial Statements	F-8 – F-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Plastics Corporation

We have audited the accompanying balance sheet of Millennium Plastics Corporation (a development stage company) as of March 31, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

August 14, 2006

Millennium Plastics Corporation

(A Development Stage Company)

Balance Sheet

	March 31,
	2004	2003

Assets
Current assets:
Cash	$ 1,170	$ 2,206

Total current assets	1,170	2,206

Total assets	$ 1,170	$ 2,206

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 328,534	$ 332,031
Notes payable and accrued interest	418,116	396,752

Total current liabilities	746,650	728,783

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 3/31/04
and 3/31/03 shares issued and outstanding	36,035	36,035
Stock purchased not issued 234,080 at 3/31/04	235	-
Paid in capital	2,954,289	2,942,820
Deficit accumulated during the development stage	(3,736,039)	(3,705,432)

Total stockholders' equity	(745,480)	(726,577)

Total liabilities and stockholders' equity	$ 1,170	$ 2,206

See notes to financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Statement of Operations

			From
			Inception
			April 2, 1986
	Year Ended March 31,		to March 31,
	2004	2003	2004

Revenues	$ 12,516	$ -	$ 67,051
Cost of sales	11,000	-	45,062

Gross profit	1,516	-	21,989

General and administrative expense:
Research and development costs	-	-	981,764
Professional fees	1,650	480,726	1,974,349
Administrative expense	9,109	40,333	780,358

Total general and administrative expense	10,759	521,059	3,736,471

Loss from operations	(9,243)	(521,059)	(3,714,482)

Other income (expense):
Interest and other income	-	1,168	21,171
Interest expense	(21,364)	(21,364)	(42,728)

Total other income (expense)	(21,364)	(20,196)	(21,557)

Net loss	$ (30,607)	$ (541,255)	$ (3,736,039)

Net loss per share of common stock-basic
and diluted	$ (0.00)	$ (0.02)	$ (0.15)

Weighted average shares outstanding	36,230,243	35,555,983	24,790,015

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

Millennium Plastics Corporation

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Continued)

									Deficit
	Common Stock			Stock				Unamortized	Accumulated
				Purchased	Accumulated			Cost of Stock	During The	Total
	Per			But Not	Comprehensive	Paid In	Treasury	Issued for	Development	Stockholders’
	Share	Shares	Amount	Issued	Loss	Capital	Stock	Services	Stage	Equity

Shares issued and held for
subscription receivable	0.001	25,000,000	25,000	-	-	-	-	-	-	25,000

Cancel shares for subscription		(25,000,000)	(25,000)	-	-	-	-	-	-	(25,000)

Shares issued		144,000	144	(144)	-	-	-	-	-	-

Options issued for services		-	-	-	-	18,337	-	-	-	18,337

Comprehensive income		-	-	-	(1,663)	-	-	-	-	(1,663)

Net loss for year ended 3/31/2002		-	-	-	-	-	-	-	(1,468,691)	(1,468,691)

Balance March 31, 2002		35,285,150	35,285	-	(21,286)	2,683,272	-	(419,272)	(3,164,177)	(886,178)

Shares issued for services		250,000	250	-	-	10,300	-	-	-	10,550

Shares sold but not issued		500,000	500	-	-	99,500	-	-	-	100,000

Other		35	-	-	-	-	-	-	-	-

Warrants purchased		-	-	-	-	50,000	-	-	-	50,000

Amortization to expense of
stock issued for services		-	-	-	-	-	-	419,272	-	419,272

Abandonment of subsidiary		-	-	-	21,286	99,748	-	-	-	121,034

Net loss for year ended 3/31/2003		-	-	-	-	-	-	-	(541,255)	(541,255)

		36,035,185	36,035	-	-	2,942,820	-	-	(3,705,432)	(726,577)
Warrants exercised shares not issued		-	-	235	-	11,469	-	-	-	11,704
Net loss for year ended 3/31/2004		-	-	-	-	-	-	-	(30,607)	(30,607)

Balance March 31, 2004		36,035,185	$ 36,035	$ 235	$	$ 2,954,289	$	$	$ (3,736,039)	$ (745,480)

See notes to financial statements.

Millennium Plastics Corporation

(A Development Stage Company)

Statement of Cash Flows

			From
			Inception
			April 2, 1986
	Year Ended March 31,		to March 31,
	2004	2003	2004

Cash flows from operating activities:
Net loss	$ (30,607)	$ (541,255)	$ (3,736,040)
Adjustments to reconcile net loss to
cash used by operating activities:
Depreciation and amortization	-	1,336	18,464
Amortization of stock issued for services	-	419,272	859,135
Changes in assets and liabilities-
Accounts payable	(3,497)	90,697	328,535

Cash used in operating activities	(34,104)	(29,950)	(2,529,906)

Investing activities:
Purchase of equipment & furniture	-	-	(24,052)
Sale of equipment & furniture	-	5,588	5,588

Cash provided by (used in) investing activities	-	5,588	(18,464)

Financing activities:
Net note payable activity	21,364	50,731	418,116
Subsidiary purchase and abandonment	-	(184,935)	12,000
Stock sold and warrants exercised for stock	11,704	100,000	483,516
Warrants sold	-	50,000	50,000
Options issued for services	-	-	18,337
Stock issued for acquisition	-	-	1,025,999
Stock issued for services	-	10,550	541,572

Cash provided from financing activities	33,068	26,346	2,549,540

Increase (decrease) in cash & cash equivalents	(1,036)	1,984	1,170

Cash and cash equivalents, beginning	2,206	222	-

Cash and cash equivalents, end	$ 1,170	$ 2,206	$ 1,170

Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

Non-cash investing and financing activities:
Stock issued for services	-	10,500	869,635
Options issued for services	-	-	18,337

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

In September 2000 we issued 4,000,000 shares of our stock and $27,700 in cash in exchange for all of the stock of Solplax, Ltd., an Irish Corporation (Solplax). The assets acquired consisted of patent costs ($87,800) and furniture ($21,300). Solplax had also recorded on its books, $546,400 of costs associated with research and development, which was valued at zero. Liabilities assumed included payables and debt totaling $177,149. MPCO reduced its paid-in capital by $95,749 in 2000 and $4,000 in 2001 to reflect the excess of liabilities assumed over assets acquired. On January 1, 2003 we abandoned our ownership of Solplex and increased our paid-in-capital for $99,749 to reflect the reversal of the negative goodwill recorded when Solplax was acquired.

Accounting Estimates

The preparation of these financial statements requires the use of estimates by management in determining our assets, liabilities, revenue, and expenses and related disclosures. Actual results could differ from those estimates.

Fair Value Of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts payable, and notes payable. The fair value of these instruments approximates carrying value.

Millennium Plastics Corporation

Notes to Financial Statements

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

Equipment and Furniture

Equipment and furniture are carried at cost. Depreciation is on the straight-line method, based on the useful life of the asset. On January 1, 2003 all equipment and furniture were transferred to our landlord as payment for rent.

Research and Development

We expense all research and development costs.

Revenue Recognition

We recognize sales revenue when title passes and all significant risks of ownership change, which occurs either upon shipment or delivery based on contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on March 31, 2004 and 2003.

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

Millennium Plastics Corporation

Notes to Financial Statements

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

Fair Value Of Financial Instruments

Our financial instruments include cash and cash equivalents, and notes payable. The fair value of these instruments approximates carrying value.

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

Note 2 -Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon us obtaining additional sources of capital or borrowings until the time when we are able to attain future profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Millennium Plastics Corporation

Notes to Financial Statements

Note 3 -Liabilities

At March 31, 2004 and 2003 there are notes payable and accrued interest of $168,818 and $160,238 respectively due to an entity owned by a shareholder and $249,298 and $236,514, respectively due to the President of the Company. These are demand notes and interest is at 6%. Included in accounts payable at March 31, 2004 and 2003 is $166,585 owed to the President of the Company and an entity owned by the President.

Note 4 - Commitments and Contingencies

We leased space from an entity owned by the President of the Company for $4,014 per month. The lease was for a 3-year period. On January 1, 2003 we exchanged our property and equipment in return for the cancellation of the remaining lease term. Rent expense for 2004 and 2003 totaled $-- and $41,588, respectively.

Note 5 - Stock Transactions

For the year ended March 31, 2003:

We issued 250,000 restricted shares for services pursuant to our October 25, 2001 agreement with a Director. The value assigned for the services was $10,550 based on the value of our stock on the date the service was earned.

On February 3, 2003 we executed an agreement with Miltray Investments, Ltd (Miltray). whereby Miltray will make ongoing investments in MPCO and assist us with managing our business operation. Pursuant to the agreement Miltray agreed to purchase (i) Five hundred Thousand (500,000) shares of restricted common stock of Millennium Plastics Corporation at a purchase price of $100,000, (ii) plus $50,000 for the purchase of warrants for 10,500,000 shares of common stock (See Note 7) (iii) a seat on the Board and (iv) a consulting (iv) of $10,000 per month for 3 months.

For the year ended March 31, 2004

Miltray exercised warrants for 234,080 shares for $11,704. The shares have not been issued and the par value of the shares ($235) is included in the equity account stock purchased not issued at 3/31/04.

Note 6 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carry-forward of approximately $2,712,000 that expires in 2015 to 2020. The Company has a research and development tax credit carry-forward expiring in 2015-2017 totaling approximately $47,000.

The net deferred tax is as follows:

Millennium Plastics Corporation

Notes to Financial Statements

	March 31, 2004	March 31, 2003
Non-current asset for net loss carry-forward	$922,000	$912,000
Valuation allowance	(922,000)	(912,000)
Total deferred tax, net	--	--

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2004	March 31, 2003
Statutory tax rate	-34.00%	-34.00%
Valuation Allowance	34.00%	34.00%
Effective tax rate	0.00%	0.00%

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

The Company issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting August 2, 2002 to Paul Branagan, President and Chairman of the Company. The fair market value of the options at the date of issue was zero.

The Company issued 500,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to Paul Branagan. The fair market value of the options at the date of issue was zero.

The Company issued 250,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to 3GC, Ltd., a company owned by a shareholder, for assistance in obtaining financing. The fair market value of the option at the date of issue was zero.

Millennium Plastics Corporation

Notes to Financial Statements

The Company issued 50,000 options to purchase Company shares at a price of $0.02 per share for a three-year period starting October 1, 2002 to a consultant. The fair market value of the options at the date of issue was zero.

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

Millennium Plastics Corporation

Notes to Financial Statements

(ix)	One Million (1,000,000) shares at Five Cents ($0.05) per share shall be exercised within seventy-five (75) days following the expiration of the Notice to the Company; and

(x)	The remaining Two Million (2,000,000) shares at Five Cents ($0.05) shall be exercised within one hundred twenty (120) days following the expiration of the notice to the Company.

A summary of stock options and warrants at the weighted average price is as follows:

	Options	Price	Warrants	Price
Outstanding 4/1/02	740,000	$ .46	--	$ --
Granted	1,600,000	$.02	10,500,000.11
Cancelled	(60,000)	.85	--	--
Exercised	--	--	--	--
Outstanding 3/31/03	2,280,000	$ .14.	10,500,000	$ .11

Outstanding 4/1/03	2,280,000	$ .14	10,500,000	$ .11
Granted	--	--	--	--
Cancelled	(180,000)	.85	--	--
Exercised	--	--	(234,000)	(.05)
Outstanding 3/31/04	2,100,000	$ .09	10,266,000	$ .11

Note 8 – Subsequent Events

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