Form 10QSB
period 2004-06-30
MILLENNIUM PLASTICS CORP
filed 2006-09-07
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	June 30,	March 31,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash	$ 12,594	$ 1,170

Total current assets	12,594	1,170

Total assets	$ 12,594	$ 1,170

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 346,570	$ 328,535
Notes payable and accrued interest	430,657	418,116

Total current liabilities	777,227	746,651

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 6/30/04
and 3/31/04	36,035	36,035
Stock owed but not issued, 234,080 shares at
6/30/04 and 3/31/04	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,755,192)	(3,736,040)

Total stockholders' equity	(764,633)	(745,481)

Total liabilities and stockholders' equity	$ 12,594	$ 1,170

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Quarter Ended June 30,
	2004	2003

Revenues	$ 38,540	$ -
Cost of sales	43,842	-

Gross profit	(5,302)	-

General and administrative expense:
Professional fees	7,513	-
Administrative expense	996	6,071

Total general and administrative expense	8,509	6,071

Loss from operations	(13,811)	(6,071)

Other income (expense):
Interest expense	(5,341)	(5,341)

Total other income (expense)	(5,341)	(5,341)

Net loss	$ (19,152)	$ (11,412)

Net loss per share of common stock-basic
and diluted	$ -	$ -

Weighted average shares outstanding	36,269,265	36,113,262

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Quarter Ended June 30, 2004
	2004	2003

Cash flows from operating activities:
Net loss	$ (19,152)	$ (11,412)
Changes in assets and liabilities-
Accounts payable	18,035	(3,525)

Cash used in operating activities	(1,117)	(14,937)

Financing activities:
Net note payable activity	12,541	5,341
Stock sold	-	11,704

Cash provided from financing activities	12,541	17,045

Increase in cash & cash equivalents	11,424	2,108

Cash and cash equivalents, beginning	1,170	2,206

Cash and cash equivalents, end	$ 12,594	$ 4,314

Interest paid	$ -	$ -
Income tax paid	-	-

Non-cash investing and financing activities:
Stock issued for services	-	-
Options issued for services	-	-

See notes to condensed financial statements.

Millennium Plastics Corporation

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended March 31, 2004.

During the quarter ended June 30, 2004, we ceased being a development stage company.

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

Note 3 - Subsequent Events

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

In this Form 10-QSB, references to “Millennium”, “we,” “us,” and “our” refer to MILLENNIUM PLASTICS CORPORATION.

Item 2. Management’s Discussion and Analysis.

Millennium, a Nevada corporation, (formerly Aurora Corporation), through its merger with Graduated Plastics Corporation (“Graduated”), acquired the United States patent rights to polymer and coating technology invented in 1995 by Solplax Ltd. of Ireland. The plastics have the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On September 25, 2000 Millennium acquired 100% of Solplax Limited from SCAC Holdings, Inc., which provided Millennium with the worldwide rights to the Solplax technology. In March 2003, Millennium abandoned all ownership of Solplax and now retains only the United States rights to the Solplax technology. Millennium has limited revenues to date and has raised capital for initial development through the issuance of its securities.

Investors should be particularly aware of the inherent risks associated with Millennium’s planned business. These risks include the lack of a proven market for Millennium’s biodegradable plastics, lack of equity funding, and its size compared to the size of competitors. Although Millennium intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Millennium has no liquidation plans should it be unable to receive funding. Should Millennium be unable to implement its business plan, it would investigate all options available to retain value for stockholders. Among the options that would be considered are:

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

Results of Operations

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenue: We produced $38,540 in revenues in the quarter ended June 30, 2004. We did not have any revenues in the quarter ended June 30, 2003.

Expenses:

Administrative expenses for the quarter ended June 30, 2004 were $996, a decrease of $5,075 or an 84% decrease over the $6,071 of general and administrative expenses incurred in the quarter ended June 30, 2003. This decrease was a result of the Company’s lack of operations and insufficient working capital.

Professional fees for the quarter ended June 30, 2004 were $7,513. No professional fees expenses were incurred in the quarter ended June 30, 2003.

Loss from operations for the quarter ended June 30, 2004 was $13,811, an increase of $7,740, an approximate 127% increase over the loss from operations of $6,071 for the quarter ended June 30, 2003. The increase in loss from operations occurred because we had a negative gross profit and we incurred increased professional fees during the quarter ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2004, we had a working capital deficit of $764,633, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of June 30, 2004, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods, financing or services from non-employees in exchange for equity instruments. SFAS 123 also allows companies to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” or SFAS 123. Millennium elected to follow APB 25 which measures compensation expense for employee stock options as the excess, if any, of the fair market price of Millennium’s stock at the measurement date over the amount an employee must pay to acquire stock.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

An evaluation of us is extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2004 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended June 30, 2004. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

Concurrent with the effective date of the merger with Midwest Energy, Inc. we will initiate a 1 for 253.45 reverse stock split. This will reduce the number of shares of our common stock outstanding to approximately 300,457 shares.

Upon the effectiveness of the merger described in Item 1.01 above, we will issue 11,833,000 shares of our common stock to the stockholders of Midwest Energy, Inc. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Change in Control

On April 1, 2006, Paul Branagan, our sole officer, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock. This conversion resulted in Mr. Branagan owning approximately 54% of the Company’s outstanding shares of common stock.

Pursuant to the merger agreement with Midwest Energy, Inc., described in Item 1.01 above, we will issue 11,833,000 shares of our common stock to the stockholders of Midwest Energy, Inc. In addition, effective August 15, 2006, we will institute a 1 for 253.45 reverse stock split, which will reduce the number of our outstanding shares of common stock to approximately 300,457. As a result of the reverse split and the issuance of the shares to the stockholders of Midwest Energy, Inc., the Midwest Energy, Inc. stockholders will hold approximately 98% of our outstanding shares of common stock. In addition, concurrent with the effective date of the merger, all of our current officers and directors will be replaced by the officers and directors of Midwest Energy, Inc. These occurrences will constitute a change in control.

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