Form 10QSB
period 2004-09-30
MILLENNIUM PLASTICS CORP
filed 2006-09-07
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	September 30,	March 31,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash	$ 21,486	$ 1,170

Total current assets	21,486	1,170

Total assets	$ 21,486	$ 1,170

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 335,606	$ 328,535
Notes payable and accrued interest	435,998	418,116

Total current liabilities	771,604	746,651

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 9/30/04
and 3/31/04	36,035	36,035
Stock owed but not issued, 234,080 shares at
9/30/04 and 3/31/04	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,740,677)	(3,736,040)

Total stockholders' equity	(750,118)	(745,481)

Total liabilities and stockholders' equity	$ 21,486	$ 1,170

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Three Months September 30,		Six Months Ended September 30,
	2004	2003	2004	2003

Revenues	$ 99,957	$ -	$ 138,497	$ -
Cost of sales	79,124	-	122,966	-

Gross profit	20,833	-	15,531	-

General and administrative expense:
Professional fees	-	450	7,513	450
Administrative expense	977	1,223	1,973	7,294

Total general and administrative expense	977	1,673	9,486	7,744

Income (loss) from operations	19,856	(1,673)	6,045	(7,744)

Other income (expense):
Interest expense	(5,341)	(5,341)	(10,682)	(10,682)

Total other income (expense)	(5,341)	(5,341)	(10,682)	(10,682)

Net income (loss)	$ 14,515	$ (7,014)	$ (4,637)	$ (18,426)

Net income (loss) per share of common stock-basic
and diluted	$ -	$ -	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,265	36,269,265	36,191,204

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$ (4,637)	$ (18,426)
Changes in assets and liabilities-
Accounts payable	7,071	(3,493)

Cash provided by (used in) operating activities	2,434	(21,919)

Financing activities:
Net note payable activity	17,882	10,682
Stock sold	-	11,704

Cash provided from financing activities	17,882	22,386

Increase in cash & cash equivalents	20,316	467

Cash and cash equivalents, beginning	1,170	2,206

Cash and cash equivalents, end	$ 21,486	$ 2,673

Interest paid	$ -	$ -
Income tax paid	-	-

Non-cash investing and financing activities:
Stock issued for services	-	-
Options issued for services	-	-

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

During the six months ended June 30, 2004, we ceased being a development stage company.

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

Investors should be particularly aware of the inherent risks associated with Millennium’s planned business. These risks include the lack of a proven market for its biodegradable plastics, lack of equity funding, and its size compared to the size of competitors. Although Millennium intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Millennium has no liquidation plans should it be unable to receive funding. Should Millennium be unable to implement its business plan, it would investigate all options available to retain value for stockholders. Among the options that would be considered are:

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue: We produced $99,957 in revenues in the quarter ended September 30, 2004. We did not have any revenues in the quarter ended September 30, 2003.

Expenses:

Administrative expenses for the quarter ended September 30, 2004 were $977, a decrease of $246 or a 20% decrease over the $1,223 of general and administrative expenses incurred in the quarter ended September 30, 2003.

Professional fees were not incurred in the quarter ended September 30, 2004. Professional fees for the quarter ended September 30, 2003 were $450.

Income (loss) from operations for the quarter ended September 30, 2004 was $19,856, an increase of $21,529 over the loss from operations of $1,673 for the quarter ended September 30, 2003. The increase in income from operations is primarily the result of increased revenues in the quarter ended September 30, 2004.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Revenue: We produced $138,497 in revenues in the six months ended September 30, 2004. We did not have any revenues in the six months ended September 30, 2003.

Expenses:

Administrative expenses for the six months ended September 30, 2004 were $1,973, a decrease of $5,321 or an approximate 73% decrease over the $7,294 of general and administrative expenses incurred in the six months ended September 30, 2003.

Professional fees of $7,513 were incurred in the six months ended September 30, 2004, an increase of $7,063, or a 1,570% increase, over the $450 of professional fees incurred in the six months ended September 30, 2003.

Income from operations for the six months ended September 30, 2004 was $6,045, an increase of $13,789 over the loss from operations of $7,744 for the six months ended September 30, 2003. The increase in income from operations is primarily the result of increased revenues in the six months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had a working capital deficit of $750,118, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2004 were not sufficient to satisfy all of our current liabilities on those dates.

On February 10, 2006, the Company executed a promissory note for $100,000. The note bears interest at 6% per annum and was due on September 1, 2006. The note is anticipated to be repaid concurrent with the merger with Midwest Energy, Inc.

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

As of September 30, 2004, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2004 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended September 30, 2004. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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