Form 10QSB
period 2004-12-31
MILLENNIUM PLASTICS CORP
filed 2006-09-07
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	December 31,	March 31,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash	$ 27,569	$ 1,170

Total current assets	27,569	1,170

Total assets	$ 27,569	$ 1,170

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 351,816	$ 328,535
Notes payable and accrued interest	441,339	418,116

Total current liabilities	793,155	746,651

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 12/31/04
and 3/31/04	36,035	36,035
Stock owed but not issued, 234,080 shares at
12/31/04 and 3/31/04	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,756,145)	(3,736,040)

Total stockholders' equity	(765,586)	(745,481)

Total liabilities and stockholders' equity	$ 27,569	$ 1,170

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Revenues	$ 66,667	$ -	$ 205,164	$ -
Cost of sales	58,946	-	181,912	-

Gross profit	7,721	-	23,252	-

General and administrative expense:
Professional fees	-	-	7,513	450
Administrative expense	17,849	769	19,821	8,063

Total general and administrative expense	17,849	769	27,334	8,513

Loss from operations	(10,128)	(769)	(4,082)	(8,513)

Other income (expense):
Interest expense	(5,341)	(5,341)	(16,023)	(16,023)

Total other income (expense)	(5,341)	(5,341)	(16,023)	(16,023)

Net loss	$ (15,467)	$ (6,110)	$ (20,105)	$ (24,536)

Net loss per share of common stock-basic
and diluted	$ -	$ -	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,230	36,269,265	36,217,236

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (20,105)	$ (24,536)
Changes in assets and liabilities-
Accounts payable	23,281	(3,493)

Cash provided by (used in) operating activities	3,176	(28,029)

Financing activities:
Net note payable activity	23,223	16,023
Stock sold	-	11,704

Cash provided by financing activities	23,223	27,727

Increase (decrease) in cash & cash equivalents	26,399	(302)

Cash and cash equivalents, beginning	1,170	2,206

Cash and cash equivalents, end	$ 27,569	$ 1,904

Interest paid	$ -	$ -
Income tax paid	-	-

Non-cash investing and financing activities:
Stock issued for services	-	-
Options issued for services	-	-

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

During the nine months ended December 31, 2004, we ceased being a development stage company.

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

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenue: We produced $66,667 in revenues in the quarter ended December 31, 2004. We did not have any revenues in the quarter ended December 31, 2003.

Expenses:

Administrative expenses for the quarter ended December 31, 2004 were $17,849, an increase of $17,080 over the $769 of administrative expenses incurred in the quarter ended December 31, 2003.

Loss from operations for the quarter ended December 31, 2004 was $10,128, an increase of $9,359 over the loss from operations of $769 for the quarter ended December 31, 2003. The increase in loss from operations is primarily the result of greater business activity conducted by Millennium during the quarter ended December 31, 2004.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Revenue: We produced $205,164 in revenues in the nine months ended December 31, 2004. We did not have any revenues in the nine months ended December 31, 2003.

Expenses:

Administrative expenses for the nine months ended December 31, 2004 were $19,821, an increase of $11,758, or a 146% increase, over the $8,063 of administrative expenses incurred in the nine months ended December 31, 2003.

Professional fees of $7,513 were incurred in the nine months ended December 31, 2004. We incurred professional fees of $450 in the nine months ended December 31, 2003. The increase of $7,063 was the result of our increased operations.

Loss from operations for the nine months ended December 31, 2004 was $4,082, a decrease of $4,431, or an approximate 52% decrease, over the loss from operations of $8,513 for the nine months ended December 31, 2003. The decrease in loss from operations is primarily the result of greater revenue generated by Millennium during the nine months ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $765,586, which means that our current liabilities exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of December 31, 2004, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended December 31, 2004 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended December 31, 2004. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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