Form 10KSB
period 2005-03-31
MILLENNIUM PLASTICS CORP
filed 2006-09-07
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

The issuer’s revenues for its most recent fiscal year ended March 31, 2005. $244,874.

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

MARCH 31, 2005

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

Millennium currently maintains its mailing address at 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Millennium was dequoted from trading on the National Association of Securities Dealers Automated Quotation Bulletin Board System on August 21, 2002, and its common stock is now sporadically traded in the inter-dealer market under the symbol “MPCO”. Millennium’s common stock has traded infrequently on both the OTC:BB, the “pink sheets” and “gray sheets”, which severely limits Millennium’s ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, Millennium’s management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing its stock prices and sales for fiscal 2005 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	Low	High	Low	High
1st Quarter	$0.0001	$0.02	$0.0001	$0.05
2nd Quarter	$0.0001	$0.02	$0.0001	$0.08
3rd Quarter	$0.0001	$0.014	$0.0001	$0.08
4th Quarter	$0.0001	$0.0001	$0.0001	$0.05

(b) Holders of Common Stock

As of March 31, 2005, Millennium had approximately 1,085 stockholders of record of the 36,035,185 shares outstanding.

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

As of March 31, 2005, 500,000 options had been issued under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

As of March 31, 2005, 1,350,000 options had been issued under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

The following table sets forth information as of March 31, 2005 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	1,850,000	$ 0.09	1,150,000

Total	1,850,000 (1)	$ 0.09	1,150,000 (1)

(1)	Does not include 10,266,000 warrants exercisable at a weighted average exercise price of $0.11 per share.
(2)	500,000 options available for issuance under our 2000 stock option plan and 650,000 options available for the issuance under our 2002/2003 stock option plan as of March 31, 2005.

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

Results of Operations

Years Ended March 31, 2005 and March 31, 2004

Revenues. We generated revenues of $244,874 for the year ended March 31, 2005, as compared with revenues of $12,516 produced in the year ended March 31, 2004.

General and Administrative. General and administrative expenses for the year ended March 31, 2005 were $17,394, an increase of $8,285 or a 48% increase over the $9,109 of general and administrative expenses incurred in the year ended March 31, 2004. This increase was a result of the Company’s increased business and sales activity during the year ended March 31, 2005.

Professional Fees. Professional fee expenses for the year ended March 31, 2005 were $11,075, an increase of $9,425 (85%) over the prior year expenses of $1,650. The increase in professional fees is directly correlated to the increase in our operations.

Income (loss) from Operations. Income from operations for the year ended March 31, 2005 was $6,993, as compared with the loss from operations of $9,243 for the year ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had a working capital deficit of $759,853, compared to a working capital deficit of $745,480 as of March 31, 2004.

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

Summary of product and research and development that we will perform for the term of our plan.

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

As of March 31, 2005, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2005 and March 31, 2004, which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we do not receive adequate funds for our operations, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on March 31, 2005 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit of $759,853 on March 31, 2005. Our working capital deficit means that our current assets on March 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2005 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Our decision not to adopt such a code of ethics results from our having only one officer and three directors operating as the management for the Company in 2005. We believe that the limited interaction which results from having such a small management structure for the Company the current need for such a code is eliminated, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2005 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Option Grants

On September 25, 2000, the Board of Directors adopted a 2000 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2005, 500,000 shares remained available for issuance under the 2000 stock option plan. On August 1, 2002, the Board of Directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2005, 650,000 shares remained available for issuance under the 2002/2003 stock option plan. Pursuant to the plans, stock options were granted, cancelled and exercised as follows:

	Options	Price
Outstanding 4/1/03	2,280,000	$ .14
Granted	- -	- -
Expired	(180,000)	.85
Exercised	- -	- -
Outstanding 3/31/04	2,100,000	$ .09

Outstanding 4/1/04	2,100,000	$ .09
Granted	- -	- -
Expired	(250,000)	.10
Exercised	- -	- -
Outstanding 3/31/05	1,850,000	$ .09

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Paul Branagan.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Paul Branagan, President	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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
(3)

Of the 40,985,516 shares, 90,268 shares are owned by Mr. Branagan’s wife and 40,000,000 shares have not been issued to Mr. Branagan. Mr. Branagan converted $40,000 of liabilities due to him from the Company into 40,000,000 shares of our common stock in April 2006.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $10,000 and $10,000, respectively.

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
Donato Grieco

Millennium Plastics Corporation

  Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Plastics Corporation

We have audited the accompanying balance sheet of Millennium Plastics Corporation as of March 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years ended March 31, 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

August 14, 2006

Millennium Plastics Corporation

Balance Sheet

	March 31,
	2005	2004

Assets
Current assets:
Cash	$ 22,295	$ 1,170

Total current assets	22,295	1,170

Total assets	$ 22,295	$ 1,170

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 335,467	$ 328,535
Notes payable and accrued interest	446,680	418,116

Total current liabilities	782,147	746,651

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 3/31/05
and 3/31/04 shares issued and outstanding	36,035	36,035
Stock owed but not issued, 234,080 shares at
3/31/05 and 3/31/04	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,750,411)	(3,736,040)

Total stockholders' equity	(759,852)	(745,481)

Total liabilities and stockholders' equity	$ 22,295	$ 1,170

See notes to financial statements.

Millennium Plastics Corporation

Statement of Operations

	Year Ended March 31,
	2005	2004

Revenues	$ 244,874	$ 12,516
Cost of sales	209,412	11,000

Gross profit	35,462	1,516

General and administrative expense:
Professional fees	11,075	1,650
Administrative expense	17,394	9,109

Total general and administrative expense	28,469	10,759

Income (loss) from operations	6,993	(9,243)

Other income (expense):
Interest expense	(21,364)	(21,364)

Total other income (expense)	(21,364)	(21,364)

Net loss	$ (14,371)	$ (30,607)

Net loss per share of common stock-basic
and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding	36,269,265	36,230,243

See notes to financial statements.

Millennium Plastics Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock
			Owed But	Paid in	Retained	Stockholders'
	Shares	Amount	Not Issued	Capital	Deficit	Equity

Balance March 31, 2003	36,035,185	$ 36,035	$ -	$ 2,942,820	$ (3,705,433)	$ (726,578)

Warrants exercised	234,080	-	235	11,469	-	11,704

Net loss for year	-	-	-	-	(30,607)	(30,607)

Balance March 31, 2004	36,269,265	36,035	235	2,954,289	(3,736,040)	(745,481)

Net loss for year	-	-	-	-	(14,371)	(14,371)

Balance March 31, 2005	36,269,265	$ 36,035	$ 235	$ 2,954,289	$ (3,750,411)	$ (759,852)

See notes to financial statements.

Millennium Plastics Corporation

Statement of Cash Flows

	Year Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (14,371)	$ (30,607)
Changes in assets and liabilities-
Accounts payable	6,932	(3,497)

Cash used in operating activities	(7,439)	(34,104)

Financing activities:
Net note payable activity	28,564	21,364
Warrants exercised for stock	-	11,704

Cash provided from financing activities	28,564	33,068

Increase (decrease) in cash & cash equivalents	21,125	(1,036)

Cash and cash equivalents, beginning	1,170	2,206

Cash and cash equivalents, end	$ 22,295	$ 1,170

Interest paid	$ -	$ -
Income tax paid	-	-

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

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on March 31, 2005 and 2004.

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

Note 3 -Liabilities

At March 31, 2005 and 2004 there are notes payable and accrued interest of $177,399 and $168,818, respectively, due to an entity owned by a shareholder and $269,281 and $249,298, respectively, due to the President of the Company. These are demand notes and interest is at 6%. Included in accounts payable at March 31, 2005 and 2004 is $169,285 and $166,585, respectively owed to the President of the Company and an entity owned by the President.

Note 4 - Commitments and Contingencies

As of December 31, 2005 and 2004, there are no commitments or contingencies.

Note 5 - Stock Transactions

For the year ended March 31, 2004:

During the year ended March 31, 2004, warrants were exercised for 234,080 shares of common stock in exchange for $11,704. These shares have not been issued as of March 31, 2005 and are therefore listed in these financial statements as shares owed but not issued.

For the year ended March 31, 2005:

There were no stock transactions during the year ended March 31, 2005.

Note 6 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carry-forward of approximately $2,726,000 that expires 2015 through 2021. The Company has a research and development tax credit carry-forward expiring in 2015-2017 totaling approximately $47,000.

The net deferred tax is as follows:

	March 31, 2005	March 31, 2004
Non-current asset for net loss carry-forward	$927,000	$922,000
Valuation allowance	(927,000)	(922,000)
Total deferred tax, net	- -	- -

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2005	March 31, 2004
Statutory tax rate	-34.00%	-34.00%
Valuation Allowance	34.00%	34.00%
Effective tax rate	0.00%	0.00%

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

A summary of stock options and warrants at the weighted average price is as follows:

	Options	Price	Warrants	Price
Outstanding 4/1/03	2,280,000	$ .14	10,500,000	$ .11
Granted	- -	- -	- -	- -
Expired	(180,000)	.85	- -	- -
Exercised	- -	- -	- -	- -
Outstanding 3/31/04	2,100,000	$ .09	10,500,000	$ .11

Outstanding 4/1/04	2,100,000	$ .09	10,500,000	$ .11
Granted	- -	- -	- -	- -
Expired	(250,000)	.10	(10,500,000)	(.11)
Exercised	- -	- -	- -	- -
Outstanding 3/31/05	1,850,000	$ .09	- -	$ --

Note 8 – Related Party Transactions

We used the consulting and tax services of a Director. Amounts paid to the Director totalled $118,000 for the year ended March 31, 2005.

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