Form 10QSB
period 2005-06-30
MILLENNIUM PLASTICS CORP
filed 2006-09-08
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	June 30,	March 31,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash	$ 12,979	$ 22,295

Total current assets	12,979	22,295

Total assets	$ 12,979	$ 22,295

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 335,636	$ 335,466
Notes payable and accrued interest	452,021	446,680

Total current liabilities	787,657	782,146

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 6/30/05
and 3/31/05	36,035	36,035
Stock owed but not issued, 234,080 shares at
6/30/05 and 3/31/05	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,765,237)	(3,750,410)

Total stockholders' equity	(774,678)	(759,851)

Total liabilities and stockholders' equity	$ 12,979	$ 22,295

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Three Months Ended June 30,
	2005	2004

Revenues	$ -	$ 38,540
Cost of sales	-	43,842

Gross profit	-	(5,302)

General and administrative expense:
Professional fees	8,576	7,513
Administrative expense	910	996

Total general and administrative expense	9,486	8,509

Loss from operations	(9,486)	(13,811)

Other income (expense):
Interest expense	(5,341)	(5,341)

Total other income (expense)	(5,341)	(5,341)

Net loss	$ (14,827)	$ (19,152)

Net loss per share of common stock-basic
and diluted	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,265

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (14,827)	$ (19,152)
Changes in assets and liabilities-
Accounts payable	170	18,035

Cash used in operating activities	(14,657)	(1,118)

Financing activities:
Net note payable activity	5,341	12,541

Cash provided from financing activities	5,341	12,541

Increase in cash & cash equivalents	(9,316)	11,423

Cash and cash equivalents, beginning	22,295	1,170

Cash and cash equivalents, end	$ 12,979	$ 12,593

Interest paid	$ -	$ -
Income tax paid	-	-

See notes to condensed financial statements.

Millennium Plastics Corporation

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended March 31, 2005.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenue: We did not have any revenues in the quarter ended June 30, 2005. We produced $38,540 in revenues in the quarter ended June 30, 2004. Due to limited working capital, in the quarter ended June 30, 2005, we decreased our operations.

Expenses:

Administrative expenses for the quarter ended June 30, 2005 were $910, a decrease of $86 or a 9% decrease from the $996 of general and administrative expenses incurred in the quarter ended June 30, 2004.

Professional fees for the quarter ended June 30, 2005 were $8,576, an increase of $1,063 or a 12% increase from the $7,513 in professional fees incurred in the quarter ended June 30, 2004.

Loss from operations for the quarter ended June 30, 2005 was $9,486, a decrease of $4,325, an approximate 31% decrease over the loss from operations of $13,811 for the quarter ended June 30, 2004. The decrease in loss from operations was a result of not having negative gross profit in the quarter ended June 30, 2005 as compared to a negative gross profit of $5,302 in the quarter ended June 20, 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had a working capital deficit of $774,678. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on those dates.

On February 10, 2006, we executed a promissory note for $100,000. The note bears interest at 6% per annum and is due on September 1, 2006. The note is anticipated to be repaid concurrent with the merger with Midwest Energy, Inc.

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

As of June 30, 2005, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended June 30, 2005 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended June 30, 2005. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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