Form 10QSB
period 2005-09-30
MILLENNIUM PLASTICS CORP
filed 2006-09-08
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	September 30,	March 31,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash	$ 9,881	$ 22,295

Total current assets	9,881	22,295

Total assets	$ 9,881	$ 22,295

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 335,767	$ 335,466
Notes payable and accrued interest	457,362	446,680

Total current liabilities	793,129	782,146

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 9/30/05
and 3/31/05	36,035	36,035
Stock owed but not issued, 234,080 shares at
9/30/05 and 3/31/05	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,773,807)	(3,750,410)

Total stockholders' equity	(783,248)	(759,851)

Total liabilities and stockholders' equity	$ 9,881	$ 22,295

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Revenues	$ -	$ 99,957	$ -	$ 138,496
Cost of sales	-	79,124	-	122,966

Gross profit	-	20,833	-	15,530

General and administrative expense:
Professional fees	2,350	-	10,926	7,512
Administrative expense	879	977	1,789	1,973

Total general and administrative expense	3,229	977	12,715	9,485

Income (loss) from operations	(3,229)	19,856	(12,715)	6,045

Other income (expense):
Interest expense	(5,341)	(5,341)	(10,682)	(10,682)

Total other income (expense)	(5,341)	(5,341)	(10,682)	(10,682)

Net income (loss)	$ (8,570)	$ 14,515	$ (23,397)	$ (4,637)

Net income (loss) per share of common stock-basic
and diluted	$ -	$ -	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,265	36,269,265	36,269,265

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (23,397)	$ (4,637)
Changes in assets and liabilities-
Accounts payable	301	7,071

Cash provided by (used in) operating activities	(23,096)	2,434

Financing activities:
Net note payable activity	10,682	17,882

Cash provided from financing activities	10,682	17,882

Increase in cash & cash equivalents	(12,414)	20,316

Cash and cash equivalents, beginning	22,295	1,170

Cash and cash equivalents, end	$ 9,881	$ 21,486

Interest paid	$ -	$ -
Income tax paid	-	-

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue: We did not have any revenues in the quarter ended September 30, 2005 as a result of limited working capital and operations. We produced $99,957 in revenues in the quarter ended September 30, 2004.

Expenses:

Administrative expenses for the quarter ended September 30, 2005 were $879, a decrease of $98 or a 10% decrease over the $977 of general and administrative expenses incurred in the quarter ended September 30, 2004.

Professional fees for the quarter ended September 30, 2005 were $2,350. We did not incur any professional fees in the quarter ended September 30, 2004.

Loss from operations for the quarter ended September 30, 2005 was $3,229. In the quarter ended September 30, 2004 we had income from operations of $19,857. The loss incurred in the quarter ended September 30, 2005 was a result of not producing any gross profit and incurring expenses.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Revenue: We did not have any revenues in the six months ended September 30, 2005 as a result of limited working capital and operations. We produced $138,496 in revenues in the six months ended September 30, 2004.

Expenses:

Administrative expenses for the six months ended September 30, 2005 were $1,789, a decrease of $184 or a 9% decrease over the $1,973 of general and administrative expenses incurred in the six months ended September 30, 2004.

Professional fees for the six months ended September 30, 2005 were $10,926, an increase of $3,414 or a 45% increase over the $7,512 in professional fees incurred in the six months ended September 30, 2004.

Loss from operations for the quarter ended September 30, 2005 was $12,715. In the quarter ended September 30, 2004 we had income from operations of $6,045. The loss incurred in the quarter ended September 30, 2005 was a result of not producing any gross profit and incurring expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had a working capital deficit of $783,248. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of September 30, 2005, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended September 30, 2005 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended September 30, 2005. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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