Form 10QSB
period 2005-12-31
MILLENNIUM PLASTICS CORP
filed 2006-09-08
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

Unaudited

	December 31,	March 31,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash	$ 9,559	$ 22,295

Total current assets	9,559	22,295

Total assets	$ 9,559	$ 22,295

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 336,226	$ 335,466
Notes payable and accrued interest	462,703	446,680

Total current liabilities	798,929	782,146

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 12/31/05
and 3/31/05	36,035	36,035
Stock owed but not issued, 234,080 shares at
12/31/05 and 3/31/05	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,779,929)	(3,750,410)

Total stockholders' equity	(789,370)	(759,851)

Total liabilities and stockholders' equity	$ 9,559	$ 22,295

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

Unaudited

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Revenues	$ -	$ 66,667	$ -	$ 205,164
Cost of sales	-	58,946	-	181,912

Gross profit	-	7,721	-	23,252

General and administrative expense:
Professional fees	450	-	11,376	7,513
Administrative expense	331	17,848	2,120	19,821

Total general and administrative expense	781	17,848	13,496	27,334

Loss from operations	(781)	(10,127)	(13,496)	(4,082)

Other income (expense):
Interest expense	(5,341)	(5,341)	(16,023)	(16,023)

Total other income (expense)	(5,341)	(5,341)	(16,023)	(16,023)

Net loss	$ (6,122)	$ (15,468)	$ (29,519)	$ (20,105)

Net loss per share of common stock-basic
and diluted	$ -	$ -	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,265	36,269,265	36,269,265

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (29,519)	$ (20,105)
Changes in assets and liabilities-
Accounts payable	759	23,280

Cash provided by (used in) operating activities	(28,760)	3,175

Financing activities:
Net note payable activity	16,024	23,223

Cash provided by financing activities	16,024	23,223

Increase (decrease) in cash & cash equivalents	(12,736)	26,398

Cash and cash equivalents, beginning	22,295	1,170

Cash and cash equivalents, end	$ 9,559	$ 27,568

Interest paid	$ -	$ -
Income tax paid	-	-

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

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenue: We did not have any revenues in the quarter ended December 31, 2005. We produced $66,667 in revenues in the quarter ended December 31, 2004.

Expenses:

Professional fees for the quarter ended December 31, 2005 were $450. We did not incur any professional fee expenses in the quarter ended December 31, 2005.

Administrative expenses for the quarter ended December 31, 2005 were $331, a decrease of $17,517 or a 98% decrease over the $17,848 of administrative expenses incurred in the quarter ended December 31, 2004.

Loss from operations for the quarter ended December 31, 2005 was $781, a decrease of $9,346 or an approximate 92% decrease over the loss from operations of $10,127 for the quarter ended December 31, 2004. The decrease in loss from operations is primarily the result of less operations activity for the quarter ended December 31, 2005.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Revenue: We did not have any revenues in the nine months ended December 31, 2005. We produced $205,164 in revenues in the nine months ended December 31, 2004.

Expenses:

Administrative expenses for the nine months ended December 31, 2005 were $2,120, a decrease of $17,701 or an 89% decrease over the $19,821 of administrative expenses incurred in the nine months ended December 31, 2004.

Professional fees for the nine months ended December 31, 2005 were $11,376, an increase of $3,863 or a 51% increase over the professional fees incurred in the nine months ended December 31, 2004.

Loss from operations for the nine months ended December 31, 2005 was $13,496, a increase of $9,414 or an approximate 230% increase over the loss from operations of $4,082 for the nine months ended December 31, 2004. The increase in our loss from operations resulted from our lack of revenue during the nine months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of $789,370. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on those dates.

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

As of December 31, 2005, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirements to timely file our Exchange Act reports for the quarter ended December 31, 2005 through June 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any securities during the quarter ended December 31, 2005. However, on April 1, 2006, Paul Branagan, President of the Company, converted $40,000 of liabilities owed to him by the Company into 40,000,000 shares of the Company’s common stock.

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