Form 10KSB
period 2006-03-31
MILLENNIUM PLASTICS CORP
filed 2006-09-18
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

The issuer’s revenues for its most recent fiscal year ended March 31, 2006. $0

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

MARCH 31, 2006

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

During the fiscal year ended March 31, 2006, Millennium maintained its mailing address at 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Millennium was dequoted from trading on the National Association of Securities Dealers Automated Quotation Bulletin Board System on August 21, 2002, and its common stock is now sporadically traded in the inter-dealer market under the symbol “MPCO”. Millennium’s common stock has traded infrequently on both the OTC:BB, the “pink sheets” and “gray sheets”, which severely limits Millennium’s ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, Millennium’s management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing its stock prices and sales for fiscal 2006 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2006		2005
	Low	High	Low	High
1st Quarter	0.0001	0.0001	$0.0001	$0.02
2nd Quarter	0.0001	0.01	$0.0001	$0.02
3rd Quarter	0.0001	0.01	$0.0001	$0.014
4th Quarter	0.0001	0.01	$0.0001	$0.0001

On August 16, 2006, concurrent with the merger with Midwest Energy, Inc., our name will change to EnerJex Resources, Inc. and our trading symbol will change to "EJXR".

(b) Holders of Common Stock

As of March 31, 2006, Millennium had approximately 1,085 stockholders of record of the 36,035,185 shares outstanding.

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

As of March 31, 2006, 250,000 options had been issued under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

As of March 31, 2006, no options were issued and outstanding under this plan. As of the date of this filing, all options granted under this plan have expired and are again available for issuance under the plan.

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

The following table sets forth information as of March 31, 2006 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	250,000	$ 0.09	2,750,000

Total	250,000	$ 0.09	2,750,000 (1)

(1)	750,000 options available for issuance under our 2000 stock option plan and 2,000,000 options available for the issuance under our 2002/2003 stock option plan as of March 31, 2006.

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

Results of Operations

Years Ended March 31, 2006 and March 31, 2005

Revenues. We did not generate any revenues in the year ended March 31, 2006. We generated revenues of $244,874 for the year ended March 31, 2005.

General and Administrative. General and administrative expenses for the year ended March 31, 2006 were $7,328, a decrease of $10,066 or a 58% decrease over the $17,394 of general and administrative expenses incurred in the year ended March 31, 2005. This decrease was a result of the Company’s decreased business and sales activity during the year ended March 31, 2006.

Professional Fees. Professional fee expenses for the year ended March 31, 2006 were $23,876, an increase of $12,801 or a 115% increase over the prior year expenses of $11,075.

Income (loss) from Operations. Loss from operations for the year ended March 31, 2006 was $31,204, as compared with the income from operations of $6,993 for the year ended March 31, 2005. We incurred loss from operations in the year ended March 31, 2006 as a result of generating no revenues and incurring expenses.

Liquidity and Capital Resources

As of March 31, 2006, we had a working capital deficit of $812,420, compared to a working capital deficit of $759,852 as of March 31, 2005.

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

As of March 31, 2006, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended March 31, 2006 and March 31, 2005, which states that our financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we do not receive adequate funds for our operations, we may not be able to continue operations for twelve months.

We are subject to a working capital deficit, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities and, therefore, our ability to continue operations is at risk.

We had a working capital deficit of $812,420 on March 31, 2006. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

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

Audit Committee and Financial Expert

We do not have an Audit Committee; our Board of Directors during 2006 performed some of the same functions of an Audit Committee, such as: recommending a firm of independent registered public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Our decision not to adopt such a code of ethics results from our having only one officer and three directors operating as the management for the Company in 2006. We believe that the limited interaction which results from having such a small management structure for the Company the current need for such a code is eliminated, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors in 2006 performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we have limited operations and resources.

Option Grants

On September 25, 2000, the Board of Directors adopted a 2000 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2006, 750,000 shares remained available for issuance under the 2000 stock option plan. On August 1, 2002, the Board of Directors adopted a 2002/2003 stock option plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 2,000,000 shares of common stock may be granted to employees, directors and consultants. As of March 31, 2006, 2,000,000 shares remained available for issuance under the 2002/2003 stock option plan. Pursuant to the plans, stock options were granted, cancelled and exercised as follows:

	Options	Price
Outstanding 4/1/04	2,100,000	$ .09
Granted	- -	- -
Cancelled	(250,000)	.10
Exercised	- -	- -
Outstanding 3/31/05	1,850,000	$ .09

Outstanding 4/1/05	1,850,000	$ .09
Granted	- -	- -
Expired	(1,600,000)	.02
Exercised	- -	- -
Outstanding 3/31/06	250,000	$ .50

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our executive officer Paul Branagan.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Paul Branagan, President	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

Executive Office

During the years ended March 31, 2006 and March 31, 2005, the Company maintained its mailing address at the facilities of our President, Paul Branagan, on a no-charge basis. The mailing address is 3161 E. Warm Springs Road, Suite 300, Las Vegas, Nevada 89120.

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

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $10,000 and $10,000, respectively.

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
Donato Grieco

Millennium Plastics Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Millennium Plastics Corporation

We have audited the accompanying balance sheet of Millennium Plastics Corporation as of March 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Plastics Corporation, as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

August 14, 2006

Millennium Plastics Corporation

Balance Sheet

	March 31,
	2006	2005

Assets
Current assets:
Cash	$ 3,861	$ 22,295

Total current assets	3,861	22,295

Total assets	$ 3,861	$ 22,295

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 248,237	$ 335,467
Notes payable and accrued interest	568,044	446,680

Total current liabilities	816,281	782,147

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 36,035,185 at 3/31/06
and 3/31/05 shares issued and outstanding	36,035	36,035
Stock owed but not issued, 234,080 shares
at 3/31/06 and 3/31/05	235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,802,979)	(3,750,411)

Total stockholders' equity	(812,420)	(759,852)

Total liabilities and stockholders' equity	$ 3,861	$ 22,295

See notes to financial statements.

Millennium Plastics Corporation

Statement of Operations

	Year Ended March 31,
	2006	2005

Revenues	$ -	$ 244,874
Cost of sales	-	209,412

Gross profit	-	35,462

General and administrative expense:
Professional fees	23,876	11,075
Administrative expense	7,328	17,394

Total general and administrative expense	31,204	28,469

Income (loss) from operations	(31,204)	6,993

Other income (expense):
Interest expense	(21,364)	(21,364)

Total other income (expense)	(21,364)	(21,364)

Net loss	$ (52,568)	$ (14,371)

Net loss per share of common stock-basic
and diluted	$ -	$ -

Weighted average shares outstanding	36,269,265	36,269,265

See notes to financial statements.

Millennium Plastics Corporation

Statements of Changes in Stockholders’ Equity

	Common Stock
			Owed But	Paid in	Retained	Stockholders'
	Shares	Amount	Not Issued	Capital	Deficit	Equity

Balance March 31, 2004	36,269,265	36,035	235	2,954,289	(3,736,040)	(745,481)

Net loss for year	-	-	-	-	(14,371)	(14,371)

Balance March 31, 2005	36,269,265	36,035	235	2,954,289	(3,750,411)	(759,852)

Net loss for year	-	-	-	-	(52,568)	(52,568)

Balance March 31, 2006	36,269,265	36,035	235	2,954,289	(3,802,979)	(812,420)

See notes to financial statements.

Millennium Plastics Corporation

Statement of Cash Flows

	Year Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (52,568)	$ (14,371)
Changes in assets and liabilities-
	(87,230)	6,932

Cash used in operating activities	(139,798)	(7,439)

Financing activities:
Net note payable activity	121,364	28,564

Cash provided from financing activities	121,364	28,564

Increase (decrease) in cash & cash equivalents	(18,434)	21,125

Cash and cash equivalents, beginning	22,295	1,170

Cash and cash equivalents, end	$ 3,861	$ 22,295

Interest paid	$ -	$ -
Income tax paid	-	-

See notes to financial statements.

Millennium Plastics Corporation

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business

Our current operations relate to the sale of a product to companies in the oil & gas industry.

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

Loss Per Share

Basic and diluted loss per share was computed in accordance with Statement of Financial Accounting Standards No. 128. Basic loss per share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average of common shares outstanding (denominator) during the period and excludes the potentially

Millennium Plastics Corporation

Notes to Financial Statements

diluted common shares. Diluted net loss per share gives effect to all potential diluted common shares outstanding during a period. There were no potentially diluted common shares outstanding on March 31, 2006 and 2005.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts management considers to be more likely than not of realization in future periods.

Fair Value Of Financial Instruments

Our financial instruments include cash and cash equivalents, and notes payable. The fair value of these instruments approximates carrying value.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment”, which revised SFAS No. 123 and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R), requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The Company anticipates that the effect of adopting this statement will not have a material effect on the financial statements.

Reclassifications

Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

Millennium Plastics Corporation

Notes to Financial Statements

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

Note 3 -Liabilities

At March 31, 2006 and 2005 there are notes payable and accrued interest of $185,981 and $177,399, respectively, due to an entity owned by a shareholder and $282,063 and $269,281, respectively, due to the President of the Company. These are demand notes and interest is at 6%. Included in accounts payable at March 31, 2006 and 2005 is $169,285 and $169,285, respectively owed to the President of the Company and an entity owned by the President.

On February 10, 2006, we executed a promissory note for $100,000. The note bears interest at 6% per annum and is due on September 1, 2006.

Note 4 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The only deferred tax item is the operating loss carry-forward of approximately $2,779,000 that expires 2015 through 2022. The Company has a research and development tax credit carry-forward expiring in 2015-2017 totaling approximately $47,000.

The net deferred tax is as follows:

	March 31, 2006	March 31, 2005
Non-current asset for net loss carry-forward	$945,000	$927,000
Valuation allowance	(945,000)	(927,000)
Total deferred tax, net	-	-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2006	March 31, 2005
Statutory tax rate	-34.00%	-34.00%
Valuation Allowance	34.00%	34.00%
Effective tax rate	0.00%	0.00%

Millennium Plastics Corporation

Notes to Financial Statements

Note 5 – Warrants and Options

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

A summary of stock options and warrants at the weighted average price is as follows:

	Options	Average Price	Warrants	Price
Outstanding 4/1/04	2,100,000	$ .09	10,500,000	$ .11
Granted	- -	- -	- -	- -
Cancelled	(250,000)	.10	(10,500,000)	(.11)
Exercised	- -	- -	- -	- -
Outstanding 3/31/05	1,850,000	$ .09	- -	$ - -

Outstanding 4/1/05	1,850,000	$ .09	- -	$ - -
Granted	- -	- -	- -	- -
Expired	(1,600,000)	.02	- -	- -
Exercised	- -	- -	- -	- -
Outstanding 3/31/06	250,000	$ .50	- -	$ --

Note 6 – Subsequent Events

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

Millennium Plastics Corporation

Notes to Financial Statements

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