Form 10QSB
period 2006-06-30
MILLENNIUM PLASTICS CORP
filed 2006-09-22
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Millennium Plastics Corporation

Condensed Balance Sheet

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$ 3,861	$ 3, 861

Total current assets	3,861	3, 861

Total assets	$ 3,861	$ 3,861

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 323,237	$ 248, 237
Notes payable and accrued interest	533,385	568,044

Total current liabilities	856,622	816,281

Contingencies and commitments

Stockholders' equity:
Common stock $.001 par value, 100,000,000
shares authorized; 76,035,185 and 36,035,185
shares issued and outstanding at 6/30/06 and	36,035	36,035
3/31/06
Stock owed but not issued, 234,080 shares at
6/30/06 and 3/31/06	40,235	235
Paid in capital	2,954,289	2,954,289
Retained deficit	(3,883,320)	(3,802,979)

Total stockholders' equity	(852,761)	(812,420)

Total liabilities and stockholders' equity	$ 3,861	$ 3,861

See notes to condensed financial statements

Millennium Plastics Corporation

Condensed Statement of Operations

(Unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues	$ -	$ -
Cost of sales	-	-

Gross profit	-	-

General and administrative expense:
Professional fees	75,000	8,576
Administrative expense	-	910

Total general and administrative expense	75,000	9,486

Loss from operations	(75,000)	(9,486)

Other income (expense):
Interest expense	(5,341)	(5,341)

Total other income (expense)	(5,341)	(5,341)

Net loss	$ (80,341)	$ (14,827)

Net loss per share of common stock-basic
and diluted	$ -	$ -

Weighted average shares outstanding	76,269,265	36,269,265

See notes to condensed financial statements.

Millennium Plastics Corporation

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$ (80,341)	$ (14,827)
Changes in assets and liabilities-
Accounts payable	75,000	170

Cash used in operating activities	(5,341)	(14,657)

Financing activities:
Net note payable activity	(34,659)	5,341
Conversion of debt to stock	40,000	-

Cash provided from financing activities	5,341	5,341

Decrease in cash & cash equivalents	-	(9,316)

Cash and cash equivalents, beginning	3,861	22,295

Cash and cash equivalents, end	$ 3,861	$ 12,979

Interest paid	$ -	$ -
Income tax paid	-	-

See notes to condensed financial statements.

Millennium Plastics Corporation

Notes To Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the year ended March 31, 2006.

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

Note 3 – Stock Transactions

On April 1, 2006 the President of the Company agreed to convert $40,000 in debt to 40,000,000 shares of common stock.

Note 4 – Subsequent Events

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

Results of Operations

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue: We did not have any revenues in the quarters ended June 30, 2006 and June 30, 2005. Due to limited working capital, we have decreased operations and have not generated revenues.

Expenses:

Administrative expenses were not incurred in the quarter ended June 30, 2006, as compared to $910 of general and administrative expenses incurred in the quarter ended June 30, 2005.

Professional fees for the quarter ended June 30, 2006 were $75,000, an increase of $66,424 or a 775% increase from the $8,576 in professional fees incurred in the quarter ended June 30, 2005.

Loss from operations for the quarter ended June 30, 2006 was $75,000, an increase of $65,514, an approximate 691% increase over the loss from operations of $9,486 for the quarter ended June 30, 2005. The increase in loss from operations was a result of incurring greater expenses during the quarter ended June 30, 2006 while not generating any revenues.

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of $852,761. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

As of June 30, 2006, we did not have any employees. We are dependent upon Paul Branagan, our sole officer and a director.

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

As of the end of the period covered by this report, Paul Branagan, our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Branagan concluded that our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic SEC reports. We were unable to meet our requirement to timely file our Exchange Act report for the quarter ended June 30, 2006. Management evaluated the impact of our inability to timely file this periodic report with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make this filing represented a material weakness.

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