Form 10QSB
period 2006-09-30
EnerJex Resources, Inc.
filed 2006-11-20
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7300 W. 110th

7th Floor

Overland Park, KS 66210

(Address of principal executive offices)

(913) 693-4600

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2006 was 12,858,656 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30,
2006
Assets
Current assets:
Cash	$ 63,297
Accounts receivable	9,241
Note receivable from an officer	22,275
Prepaid expenses & deposit	6,329

Total current assets	101,142

Fixed assets	35,500
Accumulated depreciation	3,551

Total fixed assets	31,949

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	159,582
Properties subject to amortization	232,789

Total other assets	392,371

Total assets	$ 525,462

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 30,159

Total current liabilities	30,159

Asset retirement obligation	23,478

Convertible note	25,000

Contingencies and commitments

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value, 50,000,000 shares
authorized; 12,133,656 shares issued and outstanding	12,134
Common stock owed but not issued 725,000 shares	725
Paid in capital	2.388,709
Unamortized cost of options issued for service	(91,437)
Retained deficit	(1,863,306)

Total stockholders' equity	446,825

Total liabilities and stockholders' equity	$ 525,462

See notes to condensed consolidated financial statements

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Oil and gas revenues	$ 31,292	$ 49,823

Costs and operating expenses
Direct operating costs	25,594	50,974
Repairs on oil & gas equipment	50,703	165,594
Professional fees	177,204	218,254
Office and administrative costs	142,941	179,509
Depreciation, depletion and amortization	8,952	16,470
Impairment of goodwill	687,000	687,000

Total cost and operating expenses	1,092,394	1,317,801

Loss from operations	(1,061,102)	(1,267,978)

Other income (expense):
Interest expense	(1,203)	(1,683)
Loss on sale of vehicle	(3,854)	(3,854)
Interest income	1,605	3,077

Total other income (expense)	(402)	(2,460)

Net loss	$ (1,061,504)	$ (1,270,438)

Net loss per share of common stock-basic
and diluted	$ (0.09)	$ (0.11)

Weighted average shares outstanding	12,310,839	11,759,386

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Six Months Ended
September 30,
2006
Cash flows from operating activities
Net loss	$ (1,270,438)
Depreciation, depletion and amortization	24,033
Shares issued for services	138,000
Accretion of asset retirement obligation	1,440
Loss on the sale of a vehicle	3,854
Adjustments to reconcile net (loss) to cash used
in operating activities:
Increase in accounts receivable	(6,692)
Increase in prepaid expenses and deposit	2,532
Increase in accounts payable	(19,389)

Cash used in operating activities	(1,126,660)

Cash flows from investing activities:
Purchase of equipment	(35,500)
Purchase of an option for oil & gas leases	(100,000)
Note receivable from officer	(22,275)
Proceeds from the sale of a vehicle	11,500

Cash used in investing activities	(146,275)

Cash flows from financing activities:
Proceeds from sale of common stock	414,800
Stock issued to pay liabilities	360,000
Proceeds from convertible note	25,000

Cash provided from financing activities	745,800

Increase in cash & cash equivalents	(527,135)

Cash and cash equivalents, beginning	590,432

Cash and cash equivalents, end	$ 63,297

Interest paid	$ -
Income tax paid	$ -

Non cash transactions

Stock issued for services	$ 138,000

Stock issued for payment of liabilities net of asset
acquired in reverse merger	$ 306,000

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 1 - Basis of Presentation

On July 31, 2006, Millennium Plastics Corporation (MPCO) agreed to acquire Midwest Energy, Inc., a Nevada corporation (“Midwest”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest, with Midwest as the surviving corporation and wholly owned subsidiary of MPCO. 11,833,000 shares of MPCO common stock were issued in exchange for 100% of the outstanding shares of Midwest. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest stockholders, there was a 1 for 253.45 reverse split of MPCO outstanding shares of common stock. Upon closing of the merger, the former stockholders of Midwest controlled approximately 98% of outstanding shares of common stock, which were 12,133,656 shares.

Midwest was considered the acquiring enterprise for financial reporting purposes. The merger was accounted for as a reverse acquisition with Midwest as the accounting acquirer and MPCO as the surviving company for legal purposes. Accordingly, the financial statements include the historical results of operations of Midwest, the accounting acquirer.

Midwest was formed on December 30, 2005 (“Inception”) and incorporated in the State of Nevada as Midwest Energy, Inc.

MPCO changed its name to EnerJex Resources, Inc. on August 15, 2006.

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in Midwest’s audit for the period ended March 31, 2006.

There are no comparable statements for the statement of operations or the statement of cash flows because Midwest was not incorporated in the previous comparable period. All significant inter-company transactions and balances have been eliminated.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 3 – Common Stock

On April 28, 2006, we entered into a consulting agreement with Nunneley Oil and Gas Management to provide an evaluation of oil & gas leases and technical data. Fees for the services were 15,000 shares of our common stock. The value of the stock was based on our last sale price on the day the stock was earned and totaled $9,000. We recorded $9,000 as professional fee expense.

During the six months ended September 30, 2006, we sold 768,000 shares of our common stock at $.60 per share. Pursuant to the sale we paid a fee of $46,000 to an individual that assisted us in obtaining capital. The fee was offset to the paid in capital recorded in the transaction.

On August 16, 2006, we agreed to issue 200,000 shares to Stoecklein Law Group for professional legal services provided to us. The shares were valued at a price of $.60 per share which was the price we most recently sold shares for and we expensed $120,000 as professional fees in the transaction. These shares were not issued at September 30, 2006 and an amount of $200 (par value of the shares) was recorded as common stock owed but not issued.

On September 10, 2006, we entered into a consulting agreement with William Stoeckinger to assist in the assessment of well data and geology. Fees for the services were 15,000 shares of our common stock. The value of the stock was based on our last sales price on the day the stock was earned ($.60 per share) and totaled $9,000. We recorded $9,000 as professional fee expense. The shares were not issued at September 30, 2006 and an amount of $15 (par value of the stock) was recorded as common stock owed but not issued.

On August 16, 2006, we issued 510,000 shares of common stock to pay for liabilities assumed from Millennium Plastics Company. The value of the stock was based on our last sales price on the day the stock was earned ($.60 per share) and totaled $306,000. The shares were not issued at September 30, 2006 and an amount of $510 (par value of the stock) was recorded as common stock owed but not issued.

Pursuant to an employment agreement we issued 300,000 stock options to our Chief Financial Officer Todd Bart on august 16, 2006. The options vest at 100,000 per year on the anniversary of the agreement. The options have an exercise price of $1.00 per share and they expire on August 15, 2011. The value of the options was based on the Black-Scholes pricing model and totaled $99,000. Initially we recorded the value as unamortized costs of options issued for services and we will amortize this over the vesting period of the agreement as additional compensation. For the period ended September 30, 2006 we recorded as an expense $7,563. We have no other options outstanding at September 30, 2006.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. During the six months ended September 30, 2006 we accreted $960 to the asset retirement liability and interest expense.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 5-Prepaid Expense

Prepaid expense is related to insurance that was paid for a full year and the balance is being amortized to expense over the remaining period of coverage.

Note 6- Convertible Note

We sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010. The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $2.00 per share.

Note 7-Oil & Gas Properties Not Subject To Amortization

On September 26, 2006, we entered into an agreement with an entity that holds leases on properties in which we are negotiating a joint exploration agreement. We made a payment of $100,000 which gives us a 90-day exclusive option for us to finalize the agreement. We recorded this in the oil & gas properties not subject to amortization until the 90-day has expired.

Note 8-Merger with Millennium Plastics Corporation

Pursuant to the reverse merger with Millennium Plastics Corporation we assumed liabilities totaling $687,000 and received a patent that had a no book value. We recorded goodwill of $687,000 in the reverse merger and impaired this to operations at September 30, 2006. We issued stock and cash to pay the liabilities and have a buyer for the patent (see subsequent events note #11).

Note 9-Related party transactions

We acquired a vehicle from our President for $35,500 that approximated the fair market value at the time of purchase.

We entered an agreement where we advanced funds to our Chief Financial Officer on August 1, 2006. The note is unsecured and totaled $22,000. Interest is at 7.5% and the note is due in 1 year. At September 30, 2006 the note and accrued interest totaled $22,275.

Note 10 –Commitments and Contingencies

We executed a lease for our office in August 2006. This is a one-year lease. The base monthly rent is approximately $2,255. We have a deposit of $1,898 included as a prepaid expense.

Note 11- Subsequent Events

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger. We received a note for $10,000 payable on December 31, 2006 for the patent.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our current working capital deficiency;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	fluctuations in the price of oil and gas;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this Form 10-QSB, references to “EnerJex”, “we,” “us,” “our,” and “the Company,” refer to EnerJex Resources, Inc. and its wholly owned subsidiary, Midwest Energy, Inc., unless context requires otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On July 31, 2006, we agreed to acquire Midwest Energy, Inc., a Nevada corporation (“Midwest”), pursuant to an agreement and plan of merger by and among us, Millennium Acquisition Sub, a Nevada corporation and our wholly owned subsidiary, and Midwest.  The agreement and plan of merger provided that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest, with Midwest as the surviving corporation. We issued 11,833,000 shares of our common stock in exchange for 100% of the outstanding shares of Midwest. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest stockholders, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock and amended our articles of incorporation to change our name to “EnerJex Resources, Inc.” Upon closing of the merger, the former stockholders of Midwest controlled approximately 98% of our outstanding shares of common stock, which are estimated to be approximately 12,133,656 shares.

As a result of the merger, Midwest was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse acquisition.  The financial statements presented in this filing are the historical financial statements of Midwest.

As a result of the reverse merger with Midwest Energy, Inc., described above, our main business focus has been redirected from the technology and dissolvable plastics industry to the oil and gas industry. We previously owned the United States patent rights to polymer and coating technology for plastics which had the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. We have written off all value of the patent, as such there is currently no or nominal value to the patent. On October 30, 2006, we entered into an agreement with a stockholder of the Company to sell the patent.

On September 26, 2006, we entered into a letter agreement (the “Agreement”) with MorMeg, LLC, a Kansas limited liability corporation and affiliate of Haas Oil Company, whereby we acquired an exclusive 90-day option to participate in a joint exploration effort in Woodson and Greenwood Counties, Kansas. MorMeg owns and operates producing oil and gas leases with remaining primary and secondary oil reserves and has performed certain evaluations to estimate the remaining oil and gas potential of the leases.

The following describes certain material terms of the Agreement with MorMeg. The description below is not a complete description of all terms of the Agreement and is qualified in its entirely by reference to the Agreements attached to Form 8-K filed on October 13, 2006 as Exhibit 10.9. There can be no assurance that we will be able to raise the necessary funds to exercise the option and proceed with the development of the MorMeg leases.

The Agreement

90-Day Option. We paid MorMeg $100,000 in exchange for a 90 day exclusive option to secure necessary financing to complete the activities described in the Agreement and to participate in the development and ownership of the MorMeg leases. The total funds needed to fully develop the leases is approximately $26 million. We may obtain financing in incremental amounts and not as one amount representing the entire investment required to complete the activities in the Agreement; however, we must secure a minimum of $4 million within the option period or the option will expire.

Exercise of Option. If we are successful in procuring the necessary development funds, at least a minimum of $4 million, we will pay MorMeg an additional $400,000 as a premium payment to participate in certain current oil production activities of MorMeg. In addition, within a required 14-day notice period of our intent to exercise the option, we will work towards the creation of a Joint Exploration Agreement, which will govern the development of the MorMeg leases.

The Joint Exploration Agreement. As part of this Agreement, we agreed to several major components to be contained in the Joint Exploration Agreement, assuming we are able to raise the necessary development funding and exercise the option. The major components were as follows:

1.

We agreed to establish a separate operating account to receive investment/finance funds and other revenue generated by the activities. We also agreed the accounting for the project will be undertaken jointly or by mutual agreement.

2.	We agreed to utilize MorMeg for field operations at its cost plus 20%. In the case of drilling, MorMeg will use $13.00 per foot as the cost figure to which 20% will be added.

3.

The current oil production, which is owned by MorMeg and estimated to be sixty five barrels of oil per day, shall be made available to us only after we have secured guaranteed funding for the entire amounts specified in the Agreement. If we only contribute the minimum funding of $4 million, we will only have access to a certain block of leases and a certain percentage of the oil production.

4.

MorMeg will retain a 5% carried working interest in and to the leases. At pay-out of the project’s total expenses from revenue, MorMeg’s carried interest shall convert to a 30% working interest in and to the leases.

5.

We also agreed to contribute the necessary additional capital in a manner that will not cause more than thirty (30) days delay of the activities. If we fail to obtain additional funding, MorMeg may cancel and unilaterally declare the Joint Exploration Agreement of no force and effect from the point of cancellation forward. In the event of cancellation of the Joint Exploration Agreement by MorMeg, the following procedure and formula will be used to distribute the ownership and pay the debts of the project.

A.	Any liabilities associated with the project will first be resolved

B.

Once these are resolved, the working interest of the individual leases within the block will be assigned in the same proportion as the total EnerJex investment bears to the pre-project commencement value stated in the recitals above. The parties agree to reassign working interest if necessary to redistribute the working interest according to the above formula.

6.	We also agreed to focus all joint exploration activities and resources towards the first project, titled “Black Oaks”, until full completion.

Results of Operations for the period ended September 30, 2006.

The Company is in the early stage of developing its properties in Kansas and currently has minimal production or revenues from these properties.  Its operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

Oil and Gas revenues for the three and six months ended September 30, 2006 was $31,292 and $49,823. We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 or in connection with other acquisition activities. Accordingly, the oil and gas operations reflected in the quarter ended September 30, 2006, are not indicative of future oil and gas operations.

Our expenses to date have consisted principally of geological, geophysical and engineering costs as well as general and administrative costs.  We expect these costs to increase as we proceed with our development plans.  In connection with the reverse merger we recorded goodwill because the liabilities assumed exceeded assets acquired. Goodwill was impaired and recorded as an expense at September 30, 2006. Total expenses for the three and six months ended September 30, 2006 were $1,092,394 and $1,317,801, respectively. We had a net loss of $1,061,504 and $1,270,438 or $0.09 and $0.11 per share, respectively.

Operation Plan

We recently secured the rights to mineral leases on 10,000 acres that provide 120 new gas drill site locations (“Iola Project”) and a small oil project. This acquisition currently also includes 10 gas wells, one salt water disposal well, a gathering system and interstate pipeline tap located in Allen County, Kansas. We are pursuing a project financing in the $2 million range to drill 15 additional gas wells to optimize the current gathering system infrastructure and begin developing a secondary recovery program on the oil project.

We have a verbal commitment assuming financing can be obtained to acquire a property in Wyoming with 19,000 net acres which produced 3.3 MMcfe per day and 100 barrels of oil from 18 wells in 2005.

The Company has a verbal option beginning in February 2007 for the right to develop 90,000 acres in northeast Oklahoma for a 5% override leaving the company with a 82.5% NRI in the project. This property would be primarily developed as a coal bed methane project.

The Company has several other projects that are in various stages of discussions and is continually evaluating oil and gas opportunities in Kansas and northeast Oklahoma. Once a financial partner is selected we plan to bring multiple acquisitions to our partner for evaluation and financing.

During the next twelve months we plan to seek financing opportunities to commence a growth plan that will include the acquisition of additional oil and gas properties as well as begin a larger scale development project on the existing Iola Project.

To accelerate the development program we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas (only $49,823 through September 30, 2006). Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our coal bed methane (“CBM”) reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2006.

September 30,
2006

Current Assets	$ 101,142

Current Liabilities	$ 30,159

Working Capital	$ 70,983

Financing. On August 3, 2006, our subsidiary Midwest Energy, Inc. executed a convertible note with Ahmed A. Hassouna for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of Mr. Hassouna into shares of our common stock at a conversion rate of $2.00 per share.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV or WI partnerships. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of EnerJex as a going concern. EnerJex’s cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should EnerJex be unable to continue existence.

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

We currently have 2 full time employees and 1 part time employee. As drilling production activities commence, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with Our Business

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. As a result of our recent acquisition of mineral leases we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;
•	success of our development and exploration;
•	demand for natural gas and oil;
•	the level of our competition;
•	our ability to attract and maintain key management and employees; and
•

our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of our wells may never produce natural gas or oil.

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

Because the nature of our business is expected to change as a result of shifts in the market price of oil and natural gas, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through 2006. After that time we will need to raise additional funds to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, exploitation and exploration programs. If our resources or cash flows do not rapidly commence, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

We are highly dependent on Steve Cochennet, our CEO, president and chairman. The loss of Mr. Cochennet, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Steve Cochennet, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Cochennet; however, maintain no key person insurance on Mr. Cochennet. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Cochennet.

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

Risks Associated with Oil and Gas Operations

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any addition to our production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. Any success that we may have with these wells or any future drilling operations will most likely not be indicative of our current or future drilling success rate, particularly, because we intend to emphasize on exploratory drilling. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions required by the Securities and Exchange Commission relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating our natural gas and oil reserves is anticipated to be extremely complex, and will require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Due to our inexperience in the oil and gas industry, our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

Gas and Oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our capital expenditures.

Our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. For example, natural gas and oil prices declined significantly in late 1998 and 1999 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this volatility are:

•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas and oil producing regions;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and
•	the price and availability of other fuels.

It is impossible to predict natural gas and oil price movements with certainty. Lower natural gas and oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our financial condition, results of operations, liquidity and ability to finance planned capital expenditures will also suffer in such a price decline. Further, natural gas and oil prices do not necessarily move together.

We may incur substantial write-downs of the carrying value of our gas and oil properties, which would adversely impact our earnings.

We periodically review the carrying value of our gas and oil properties under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved gas and oil properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at an annual rate of 10%. Application of this “ceiling” test requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our gas and oil properties when natural gas and oil prices are depressed or unusually volatile, which would result in a charge against our earnings. Once incurred, a write-down of the carrying value of our natural gas and oil properties is not reversible at a later date.

Competition in our industry is intense. We are very small and have an extremely limited operating history as compared to the vast majority of our competitors, and we may not be able to compete effectively.

We intend to compete with major and independent natural gas and oil companies for property acquisitions. We will also compete for the equipment and labor required to operate and to develop natural gas and oil properties. The majority of our anticipated competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than we can. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, some of our competitors have been operating in our core areas for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

The natural gas and oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas and oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of oil, natural gas, and formation water;
•	natural disasters, such as hurricanes and other adverse weather conditions;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	embedded oil field drilling and service tools;
•	abnormally pressured formations; and
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;
•	severe damage to and destruction of property, natural resources and equipment;
•	pollution and other environmental damage;
•	clean-up responsibilities;
•	regulatory investigation and penalties;
•	suspension of our operations; and
•	repairs to resume operations.

Because we intend to use third-party drilling contractors to drill our wells, we may not realize the full benefit of worker compensation laws in dealing with their employees. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could impact our operations enough to force us to cease our operations.

The high cost of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans within our budget.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts with providers of drilling rigs and we cannot assure you that drilling rigs will be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital.

To accelerate our development efforts we plan to take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our operating revenues.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

•	location and density of wells;
•	the handling of drilling fluids and obtaining discharge permits for drilling operations;
•	accounting for and payment of royalties on production from state, federal and Indian lands;
•	bonds for ownership, development and production of natural gas and oil properties;
•	transportation of natural gas and oil by pipelines;
•	operation of wells and reports concerning operations; and
•	taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations enough to possibly force us to cease our business operations.

Our oil and gas operations may expose us to environmental liabilities.

Any leakage of crude oil and/or gas from the subsurface portions of our wells, our gathering system or our storage facilities could cause degradation of fresh groundwater resources, as well as surface damage, potentially resulting in suspension of operation of the wells, fines and penalties from governmental agencies, expenditures for remediation of the affected resource, and liabilities to third parties for property damages and personal injuries. In addition, any sale of residual crude oil collected as part of the drilling and recovery process could impose liability on us if the entity to which the oil was transferred fails to manage the material in accordance with applicable environmental health and safety laws.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Steve Cochennet, our Chief Executive Officer and Todd R. Bart, our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Cochennet, our Chief Executive Officer and Mr. Bart, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2006, we issued 157,823 shares of our restricted common stock to Paul Branagan (former sole officer of the Company), pursuant to his conversion of $40,000 of liabilities owed to him by the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Effective August 15, 2006, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock pursuant to our merger with Midwest Energy, Inc. completed on August 15, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 16, 2006, we granted 300,000 stock options to Todd Bart in consideration of his services as Chief Financial Officer of the Company. 100,000 options vest each year on the date of the anniversary of the agreement. The 300,000 options are exercisable at $1.00 per share for a period of five (5) years expiring on August 15, 2011. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the options was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to granting the options, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 7, 2006, we issued 11,833,000 shares of our restricted common stock to the stockholders of Midwest Energy, Inc. pursuant to the merger completed effective August 15, 2006. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuances

On October 24, 2006, we issued 15,000 shares of our restricted common stock to William Stoeckinger for his assistance in the assessment of well data and geology. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 26, 2006, we issued 200,000 shares of our restricted common stock to Stoecklein Law Group for professional legal services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 26, 2004, we issued 340,000 shares of our restricted common stock to Paul Branagan pursuant to his agreement to convert all of the liabilities owed to him by the Company into shares of our common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 26, 2006, we issued 170,000 shares of our restricted common stock to 3GC Ltd. pursuant to his agreement to convert all of the liabilities owed to him by the Company into shares of our common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit	Description
2.1	Acquisition Agreement dated August 22, 2000 between Millennium and SCAC Holdings, Inc. (Incorporated by reference from Form 8-K filed 8/30/2000.)
2.2	Agreement and Plan of Merger dated November 23, 1999 between Millennium and Graduated Plastics, Inc. (Incorporated by reference from Form 8-K filed 12/6/99.)
2.3	Agreement and Plan of Merger dated July 31, 2006, effective date August 15, 2006, between Millennium and Midwest Energy, Inc. (Incorporated by reference from Form 8-K filed August 16, 2006.)
3(i).a

Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on 12/6/99. Incorporated by reference from Form 8-K filed 12/6/99. (Incorporated by reference from Form 10-KSB filed on July 16, 2001.)

3(i).b	Certificate of Incorporation of Solplax Limited filed in Dublin, Ireland on 2/28/96. (Incorporated by reference from SB-2 filed 2/23/01)
3(i).c

Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on July 31, 2006, effective date August 15, 2006. (Incorporated by reference from Form 8-K filed August 16, 2006.)

3(ii)	Amended and Restated Bylaws of Millennium dated 12/2/99. (Incorporated by reference from SB-2 filed 2/23/01)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium. (Incorporated by reference from Form 8-K filed 12/6/99.)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium. (Incorporated by reference fro SB-2 filed 2/23/01.)
10.1	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. (Incorporated by reference from Form 8-K filed 12/6/99.)

10.2	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99. (Incorporated by reference from Form 8-K filed 12/7/00.)
10.3	3GC Limited, Letter of Investment Intent. (Incorporated by reference from Form 10QSB filed 2/14/01.)
10.4	Commercial Lease Agreement (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.5	Consulting Agreement between The Gingrich Group the Millennium Plastics (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.6	Letter of Engagement between Millennium Plastics and International Profit Associates (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.7	Stock Cancellation Agreement/Waiver and Release Agreement (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)
10.8	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd. (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)
10.9	Letter Agreement with MorMeg, LLC, dated September 26, 2006 (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on October 13, 2006.)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00. (Incorporated by reference from Form 10QSB filed 2/14/01.)
99.2	2002-2003 Stock Option Plan dated August 1, 2002 (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)

________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By:/s/ Todd Bart
Todd Bart, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 17, 2006