Form 10QSB
period 2006-12-31
EnerJex Resources, Inc.
filed 2007-02-20
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on February 15, 2007 was 12,858,656 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

December 31, 2006
Assets
Current assets:
Cash	$ 7,772
Accounts receivable	20,577
Note receivable	10,000
Other current assets	693

Total current assets	39,042

Fixed assets	35,500
Accumulated depreciation	5,770

Total fixed assets	29,730

Other assets:
Note receivable from an officer	22,000
Oil and gas properties using full cost accounting:
Properties not subject to amortization	363,686
Properties subject to amortization	228,119

Total other assets	613,805

Total assets	$ 682,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 78,380
Note payable to bank	100,000
Accrued salary payable to Officer	34,775
Accrued liabilities	3,662

Total current liabilities	216,817

Asset retirement obligation	23,478

Convertible note	25,000

Contingencies and commitments

Stockholders' equity:
Preferred stock, $001 par value, 10,000,000
shares authorized, no shares issued and outstanding	--
Common stock $0.001 par value, 100,000,000
shares authorized; 12,858,656 shares issued and outstanding	12,859
Common stock owed but not issued 320,000 shares	320
Paid in capital	2,588,389
Unamortized cost of options issued for service	(76,312)
Retained deficit	(2,107,974)

Total stockholders' equity	417,282

Total liabilities and stockholders' equity	$ 682,577

See notes to condensed consolidated financial statements

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2006
Oil and gas revenues	$ 26,491	$ 76,314

Costs and operating expenses
Direct operating costs	63,041	114,015
Repairs on oil & gas equipment	10	165,604
Professional fees	69,224	287,478
Office and administrative costs	139,857	319,366
Depreciation, depletion and amortization	6,889	23,359
Impairment of goodwill	(10,000)	677,000

Total cost and operating expenses	269,021	1,586,822

Loss from operations	(242,530)	(1,510,508)

Other income (expense):
Interest expense	(2,556)	(4,239)
Loss on sale of vehicle	-	(3,854)
Interest income	418	3,495

Total other income (expense)	(2,138)	(4,598)

Net loss	$ (244,668)	$ (1,515,106)

Net loss per share of common stock-basic
and diluted	$ (0.02)	$ (0.12)

Weighted average shares outstanding	12,900,395	12,142,498

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Nine Months Ended December 31, 2006
Cash flows from operating activities
Net loss	$ (1,515,106)
Depreciation, depletion and amortization	46,047
Shares issued for services	138,000
Accretion of asset retirement obligation	1,440
Loss on the sale of a vehicle	3,854
Adjustments to reconcile net (loss) to cash used
in operating activities:
Increase in accounts receivable	(18,028)
Increase in prepaid expenses and deposit	8,443
Increase in accounts payable	28,832
Increase in accrued liabilities	38,437

Cash used in operating activities	(1,268,081)

Cash flows from investing activities:
Purchase of equipment	(35,500)
Purchase of an option for oil & gas leases	(100,000)
Additions to oil & gas properties not subject to
amortization	(4,104)
Note receivable from officer	(22,275)
Note receivable	(10,000)
Proceeds from the sale of a vehicle	11,500

Cash used in investing activities	(160,379)

Cash flows from financing activities:
Proceeds from note payable	100,000
Proceeds from sale of common stock	414,800
Stock issued to pay liabilities	306,000
Proceeds from convertible note	25,000

Cash provided from financing activities	845,800

Increase in cash & cash equivalents	(582,660)

Cash and cash equivalents, beginning	590,432

Cash and cash equivalents, end	$ 7,772

Interest paid	$ 2,313
Income tax paid	$ -

Non cash transactions

Stock issued for services	$ 138,000

Stock issued for unevaluated properties	$ 200,000

Stock issued for payment of liabilities net of asset
acquired in reverse merger	$ 306,000

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 1- Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audit for the period ended March 31, 2006.

The Company was incorporated in the State of Nevada on March 31, 1999 (“Inception”) and was formerly known as Millennium Plastics Corporation (“MPCO”). Effective August 15, 2006, MPCO completed a merger with Midwest Energy, Inc., a Nevada corporation (“Midwest”), pursuant to an agreement and plan of merger. The agreement and plan of merger provided that Millennium Acquisition Sub, a wholly owned subsidiary of MPCO, merged with and into Midwest, with Midwest as the surviving corporation and new wholly owned subsidiary of the Company. 11,833,000 shares of MPCO common stock were issued in exchange for 100% of the outstanding shares of Midwest. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest stockholders, there was a 1 for 253.45 reverse split of MPCO outstanding shares of common stock. Upon closing of the merger, the former stockholders of Midwest controlled approximately 98% of outstanding shares of common stock, which were 12,133,656 shares. Concurrent with the closing of the merger, MPCO changed its name to “EnerJex Resources, Inc.”

Midwest was considered the acquiring enterprise for financial reporting purposes. The merger was accounted for as a reverse acquisition with Midwest as the accounting acquirer and MPCO as the surviving company for legal purposes. Accordingly, the financial statements include the historical results of operations of Midwest, the accounting acquirer.

Midwest was incorporated in the State of Nevada on December 20, 2005 and in February 2006 it acquired its first oil and natural gas assets, located in Allen County, Kansas.

There are no comparable statements for the statement of operations or the statement of cash flows because Midwest, the accounting survivor of the merger, was not incorporated in the previous comparable period.

Note 2 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. The Company intends to use borrowings and security sales to mitigate the affects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 3 - Common Stock

On April 28, 2006, the Company entered into a consulting agreement with Nunneley Oil and Gas Management to provide an evaluation of oil & gas leases and technical data. Fees for the services were 15,000 shares of common stock. The value of the stock was based on the last sale price on the day the stock was earned and totaled $9,000. The Company recorded $9,000 as professional fee expense.

During the six months ended September 30, 2006, the Company sold 768,000 shares of common stock at $0.60 per share. Pursuant to the sale the Company paid a fee of $46,000 to an individual that assisted in obtaining the capital. The fee was offset to the paid in capital recorded in the transaction.

On August 16, 2006, the Company agreed to issue 200,000 shares to Stoecklein Law Group for legal services. The shares were valued at a price of $0.60 per share which was the price most recently sold shares for and expensed $120,000 as professional fees in the transaction.

On September 10, 2006, the Company entered into a consulting agreement with Bill Stoeckinger to assist in the assessment of well data and geology. Fees for the services were 15,000 shares of common stock. The value of the stock was based on the last sales price on the day the stock was earned ($0.60 per share) and totaled $9,000. The Company recorded $9,000 as professional fee expense.

On August 16, 2006, the Company issued 510,000 shares of common stock to pay for liabilities assumed from MPCO. The value of the stock was based on the last sales price on the day the stock was earned ($0.60 per share) and totaled $306,000.

Pursuant to an employment agreement the Company issued 300,000 stock options to its Chief Financial Officer, Todd Bart, on August 16, 2006. The options vest at 100,000 per year on the anniversary of the agreement. The options have an exercise price of $1.00 per share and expire on August 15, 2011. The value of the options was based on the Black-Scholes pricing model and totaled $99,000. Initially the Company recorded the value as unamortized costs of options issued for services and the Company will amortize this over the vesting period of the agreement as additional compensation. For the quarter and year to date period ended December 31, 2006 the Company recorded as an expense $15,125 and $22,688 respectively. The Company had no other options outstanding at December 31, 2006.

Note 4 - Asset Retirement Obligation

The Company’s asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. During the nine months ended December 31, 2006 the Company accreted $1,440 to the asset retirement liability and interest expense.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 5 - Convertible Note

The Company sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010. The note is convertible at any time at the option of the note holder into shares of common stock at a conversion rate of $2.00 per share.

Note 6 - Oil & Gas Properties Not Subject To Amortization

On September 26, 2006, the Company entered into an agreement with an entity that holds leases on properties in which it is negotiating a joint exploration agreement. The Company made a payment of $100,000 for a 90-day exclusive option to finalize the agreement. The Company recorded this in the oil & gas properties not subject to amortization.

On December 15, 2006, the Company amended this agreement and the exclusive option was extended for an additional 120 days. In connection with the extension the Company agreed to issue 320,000 shares of stock valued at $200,000. The Company recorded this in the oil & gas properties not subject to amortization. The shares were not issued at December 31, 2006 so it has recorded the par value of the shares as stock not issued.

Note 7 - Merger With Millennium Plastics Corporation

Pursuant to the reverse merger with MPCO, the Company assumed liabilities totaling $687,000 and received a patent that had no book value. The Company issued stock and cash to pay the liabilities and has a buyer for the patent (see related party transaction note #8). The Company had a charge of approximately $687,000 to paid in capital resulting from the reverse merger.

Note 8 - Related party transactions

The Company acquired a vehicle from its President for $35,500 that approximated the fair market value at the time of purchase.

On August 1, 2006, prior to the merger with MPCO, Midwest, as a private company not subject to federal securities laws, entered into an agreement to advance funds to its Chief Financial Officer, Todd Bart. The $22,000 note is unsecured and is due on July 31, 2009. Interest accrues at 7.5% per annum and as of December 31, 2006 $275 of interest was accrued on the note.

On October 30, 2006, the Company entered into an agreement with a stockholder to sell the patent received in the reverse merger. The Company received a note for $10,000 payable on December 31, 2006 for the patent.

Our Chief Executive Officer, Steve Cochennet, has agreed to accrue his salary. As of December 31, 2006, $34,775 has been accrued and has been recorded as accrued salary payable to Officer.

Note 9 - Commitments and Contingencies

The Company executed a lease for office space in August 2006. This is a one-year lease. The base monthly rent is approximately $2,255. A deposit of $1,898 is included as a prepaid expense.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 10- Note Payable

On November 15, 2006, the Company entered into a $100,000 note payable with a bank. The note matures on May 15, 2007 and has an interest rate of 9% secured by substantially all of the Company’s assets.

Note 11- Subsequent Events

On January 2, 2007, the Company obtained an additional $100,000 line of credit from a bank subject to the same terms as its previous loan, discussed in Note 10.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective August 15, 2006, we completed a merger with Midwest Energy, Inc., a Nevada corporation (“Midwest”), pursuant to an agreement and plan of merger by and among us, Millennium Acquisition Sub, a Nevada corporation and our wholly owned subsidiary, and Midwest.  The agreement and plan of merger provided that Millennium Acquisition Sub merged with and into Midwest, with Midwest as the surviving corporation and new wholly owned subsidiary. We issued 11,833,000 shares of our common stock in exchange for 100% of the outstanding shares of Midwest. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest stockholders, we instituted a 1 for 253.45 reverse split of our outstanding shares of common stock and amended our articles of incorporation to change our name to “EnerJex Resources, Inc.” Upon closing of the merger, the former stockholders of Midwest controlled approximately 98% of our outstanding shares of common stock.

As a result of the merger, Midwest was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse acquisition.  The financial statements presented in this filing are the historical financial statements of Midwest.

As a result of the reverse merger with Midwest, described above, our main business focus has been redirected from the technology and dissolvable plastics industry to the oil and gas industry. We previously owned the United States patent rights to polymer and coating technology for plastics which had the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. We have written off all value of the patent, as such there is currently no or nominal value to the patent. On October 30, 2006, we entered into an agreement with a stockholder of the Company to sell the patent.

On September 26, 2006, we entered into a letter agreement (the “Agreement”) with MorMeg, LLC, a Kansas limited liability corporation and affiliate of Haas Oil Company. On December 12, 2006, we amended the Agreement extending it an additional 120 days to April 26, 2007. Pursuant to the Agreement, we acquired an exclusive option to participate in a joint exploration effort in Woodson and Greenwood Counties, Kansas. MorMeg owns and operates producing oil and gas leases with remaining primary and secondary oil reserves and has performed certain evaluations to estimate the remaining oil and gas potential of the leases.

The following describes certain material terms of the Agreement with MorMeg. The description below is not a complete description of all terms of the Agreement and is qualified in its entirely by reference to the Agreements attached to the Form 8-K filed on October 13, 2006 as Exhibit 10.9 and Amendment No. 1 to the Agreements attached to the Form 8-K filed on January 8, 2007 as Exhibit 10.10. There can be no assurance that we will be able to raise the necessary funds to exercise the option and proceed with the development of the MorMeg leases.

The Agreement, as Amended

120-Day Option. We paid MorMeg $100,000 and agreed to issue 320,000 shares of our common stock (valued at $200,000) in exchange for a 120 day exclusive option to secure necessary financing to complete the activities described in the Agreement and to participate in the development and ownership of the MorMeg leases. The total funds needed to fully develop the leases is approximately $26 million. MorMeg may obtain financing in incremental amounts and not as one amount representing the entire investment required to complete the activities in the Agreement; however, we must secure a minimum of $4 million within the option period or the option will expire.

Exercise of Option. If we are successful in procuring the necessary development funds, at least a minimum of $4 million, we will pay MorMeg an additional $200,000 as a premium payment to participate in certain current oil production activities of MorMeg. In addition, within a required 14-day notice period of our intent to exercise the option, we will work towards the creation of a Joint Exploration Agreement, which will govern the development of the MorMeg leases.

The Joint Exploration Agreement. As part of the Agreement, we agreed to several major components to be contained in the Joint Exploration Agreement, assuming we are able to raise the necessary development funding and exercise the option. The major components were as follows:

1.

We agreed to establish a separate operating account to receive investment/finance funds and other revenue generated by the activities. We also agreed the accounting for the project will be undertaken jointly or by mutual agreement.

2.	We agreed to utilize MorMeg for field operations at our cost plus 20%. In the case of drilling, MorMeg will use $13.00 per foot as the cost figure to which 20% will be added.

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

Results of Operations for the period ended December 31, 2006.

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

Oil and Gas revenues for the three and nine months ended December 31, 2006 was $26,491 and $76,314, respectively. We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 or in connection with other acquisition activities. Accordingly, the oil and gas operations reflected in the quarter ended December 31, 2006, are not indicative of future oil and gas operations.

Our expenses to date have consisted principally of geological, geophysical and engineering costs as well as general and administrative costs.  We expect these costs to increase as we proceed with our development plans.  In connection with the reverse merger we recorded goodwill because the liabilities assumed exceeded assets acquired. Goodwill was impaired and recorded as an expense at September 30, 2006. Total expenses for the three and nine months ended December 31, 2006 were $2,138 and $4,598, respectively. We had a net loss for the same periods of $244,668 and $1,515,106 or $0.02 and $0.12 per share, respectively.

Operation Plan

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

The Company has a verbal option beginning in February 2007 for the right to develop 90,000 acres in northeast Oklahoma for a 5% override leaving the company with an 82.5% NRI in the project. This property would be primarily developed as a coal bed methane project.

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

Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas (only $76,314 through December 31, 2006). Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2006.

December 31,
2006

Current Assets	$ 61,042

Current Liabilities	$ 216,817

Working Capital	$ (155,775)

Financing. On August 3, 2006, our subsidiary Midwest Energy, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On November 15, 2006, we entered into a note payable with a bank. The note matures on May 15, 2007 and has an interest rate of 9% secured by substantially all of our assets.

On January 2, 2007, we obtained an additional $100,000 line of credit from our bank. The note matures on May 15, 2007 and has an interest rate of 9% secured by substantially all of our assets.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger with Midwest Energy, Inc. We received a note for $10,000 payable on December 31, 2006 for the patent. As of December 31, 2006, the note was in default.

Officer Salary Accrual. As of December 31, 2006, Steve Cochennet, our chief executive officer, has accrued $34,775 of his salary.

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

We currently have 2 full time employees and 1 part time employee. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through March 31, 2007. After that time we will need to raise additional funds to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities. In addition, we have $200,000 in notes payable due in May 2007, which are secured by substantially all of our assets. If we are unsuccessful in paying off the notes or otherwise extending the maturity date of the notes, we may lose a substantial portion or all of our current assets.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Steve Cochennet, our Chief Executive Officer and Todd R. Bart, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Cochennet, our Chief Executive Officer and Mr. Bart, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

On October 26, 2006, we issued 200,000 shares of our restricted common stock to Stoecklein Law Group for legal services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 26, 2006, we issued 340,000 shares of our restricted common stock to Paul Branagan pursuant to his agreement to convert all of the liabilities owed to him by the Company into shares of our common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 26, 2006, we issued 170,000 shares of our restricted common stock to 3GC Ltd. pursuant to its agreement to convert all of the liabilities owed to it by the Company into shares of our common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 12, 2006, we agreed to issue 320,000 shares of our restricted common stock to MorMeg, LLC pursuant to the Amendment No. 1 to the Letter Agreement dated December 12, 2006. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision. As of December 31, 2006 the shares had not been issued.

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

3(ii)	Amended and Restated Bylaws of Millennium dated 12/2/99. (Incorporated by reference from SB-2 filed 2/23/01)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium. (Incorporated by reference from Form 8-K filed 12/6/99.)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium. (Incorporated by reference fro SB-2 filed 2/23/01.)
10.1	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99. (Incorporated by reference from Form 8-K filed 12/6/99.)
10.2	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99. (Incorporated by reference from Form 8-K filed 12/7/00.)
10.3	3GC Limited, Letter of Investment Intent. (Incorporated by reference from Form 10QSB filed 2/14/01.)
10.4	Commercial Lease Agreement (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.5	Consulting Agreement between The Gingrich Group the Millennium Plastics (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.6	Letter of Engagement between Millennium Plastics and International Profit Associates (Incorporated by reference from Form 10-KSB on July 16, 2001.)
10.7	Stock Cancellation Agreement/Waiver and Release Agreement (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)
10.8	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd. (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)
10.9	Letter Agreement with MorMeg, LLC, dated September 26, 2006 (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on October 13, 2006.)
10.10	Amendment No. 1 to Letter Agreement with MorMeg, LLC, dated 12/12/06 (Incorporated by reference from Form 8-K filed on January 8, 2007.)
31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00. (Incorporated by reference from Form 10QSB filed 2/14/01.)
99.2	2002-2003 Stock Option Plan dated August 1, 2002 (Incorporated by reference from Form 10-KSB/A filed on March 18, 2003.)

________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By: /s/ Todd R. Bart
Todd Bart, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: February 20, 2007