Form 10KSB
period 2007-03-31
EnerJex Resources, Inc.
filed 2007-06-13
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Name of small business issuer in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 W. 110th, 7th Floor
Overland Park, KS	66210
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(913) 693-4600

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended March 31, 2007. $90,800.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 7, 2007 was $21,867,070 based on a share value of $1.25.

The number of shares of Common Stock, $0.001 par value, outstanding on June 7, 2007 was 19,503,256 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ENERJEX RESOURCES, INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2007

Index to Report

on Form 10-KSB

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	potential default under our secured obligations;
o	a default under any material debt agreements
o	increases in interest rates or our cost of borrowing;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	fluctuations in the price of oil and gas;
o	the unavailability of funds for capital expenditures; and
o	operational inefficiencies in our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “EnerJex”, “the Company”, and similar terms refer to EnerJex Resources, Inc. and its operating subsidiary, Midwest Energy, Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

EnerJex Resources, Inc., formerly Millennium Plastics Corporation, a company focused on the plastics industry, is an oil and natural gas acquisition, exploration and development company. During 2006 Millennium Plastics Corporation changed its business plan and entered into the oil and natural gas industry. In conjunction with the change, the company was renamed EnerJex Resources, Inc. We began to implement our business plan during the second half of 2006.

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

As a result of the merger, Midwest was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse acquisition. The financial statements presented in this filing are the historical financial statements of Midwest. All of our oil and gas operations are currently conducted through Midwest, as our wholly owned subsidiary.

Business of Issuer

As a result of the reverse merger with Midwest, our main business focus has been redirected to the oil and natural gas industry. We previously owned the United States patent rights to polymer and coating technology for plastics which had the characteristic of dissolving in water and leaving only non-toxic water and atmospheric gases. On October 30, 2006, we entered into an agreement with a stockholder to sell the patent for such technology for $10,000.

From February through August 2006 we raised approximately $2 million by selling shares of our common stock. Effective February 1, 2006 we acquired our first oil and natural gas asset, the Gas City field, for $750,000 which is located in Allen County. The acquisition included approximately 8,105 (currently 7,674) acres of land held by leases or production, 11 recently (within the past three years) drilled wells, a gas gathering system and connection to an interstate pipeline and a salt water disposal system for the field. The reduction in acreage leased by EnerJex in the Gas City field is due to attrition and a desire to concentrate our acreage in a more contiguous area. The asset is located in Allen County, Kansas.

The Black Oaks Field

In September 2006, we entered into an agreement with MorMeg, LLC (“MorMeg”), a Kansas limited liability corporation and affiliate of Haas Petroleum, LLC (“Haas”), which was subsequently amended, to purchase and participate in an oil joint venture in Woodson and Greenwood Counties, Kansas on approximately 1,980 oil and natural gas leases owned and operated by MorMeg. The leases currently produce oil and we believe that there is a significant amount of remaining oil reserves based upon certain evaluations by a third-party engineering firm. On April 11, 2006, concurrent with the receipt of funds from our $9 million debenture financing, we acquired all of the rights, title and interest to the Black Oaks field subject to the terms of the Joint Exploration Agreement (“JEA”) with MorMeg.

We paid MorMeg $500,000 ($300,000 in cash and $200,000 through the issuance of 360,000 shares of our common stock), which included the purchase price for the leases, current oil production and an option fee to participate in an additional project owned by MorMeg called the “Nickel Town” project. In addition, we agreed to invest no less than $4 million into the development of the Black Oaks Field.

The following describes certain material terms of the JEA with MorMeg. The description below is not a complete description of all terms of the JEA and is qualified in its entirely by reference to the JEA attached as an exhibit to the Form 8-K filed with the SEC on April 16, 2007.

The JEA

Operating Account. The parties established a separate operating account into which $4,000,000 of the Debenture funds and other revenue from production from the leases or generated by the activities will be placed. The parties will select a commercially available oil and gas accounting software program to provide a format for the project’s accounting and reporting.

Field Operations. MorMeg will perform the field operations as the exclusive operator for the project’s activities.  MorMeg will perform the activities as operator at its costs incurred in operations plus 20% of costs. In the case of drilling, MorMeg will use eleven dollars ($11.00) per foot as the cost figure to which 20% will be added. All other invoices will be submitted for payment to the operating account at MorMeg’s costs including any discounts or premiums available to MorMeg from purchases in connection with the leases plus 20%.

Current Production. The current oil production, estimated to be 30 barrels of oil per day, was assigned to Midwest in recordable form of 95% of the working interest in and to the leases and like interests in all personal property and equipment located on the leases and used in the development or operation of the leases and of the rights incident or appurtenant to the leases.  MorMeg retained a 5% carried interest, which shall be an interest as to all costs and expenses of development and operation.

MorMeg’s Interest. MorMeg will retain a 5% carried working interest in and to the leases. At pay-out of the project’s total expenses from revenue, MorMeg’s 5% carried working interest shall convert to, and become a 30% working interest in and to the leases.

Ongoing Project Funding. We are obligated to secure and contribute additional funding so as not to cause more than 30 days delay of project activities due to lack of funding to complete the project. In the event we do not obtain additional funding, or all funding, to complete all the activities described in the JEA, MorMeg may cancel and declare the JEA of no force and effect from the point of cancellation forward. In the event of cancellation of the JEA by MorMeg, the following procedure and formula will be used to distribute the ownership and pay the debts of the project.

Option on “Nickel Town”. We were granted an 18 month option to participate in the “Nickel Town” prospect owned by MorMeg. Should we elect to participate in the Nickel Town prospect, we will have the option of negotiating new operating and other governing agreements with MorMeg.

The Thoren Lease

On April 18, 2007, Midwest, our wholly owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) with MorMeg, LLC, a Kansas limited liability corporation and affiliate of Haas Oil Company, whereby Midwest acquired the entire original lessee’s interest (subject to the overriding royalty and reversionary interest described in the Agreement) in and to an oil and gas lease (the “Lease”) executed by Howard Thoren, Trustee of the E. C. Thoren Trust, as lessor, to Ross Gault, as lessee, dated August 14, 1982, and recorded in the office of the Register of Deeds of Douglas County, Kansas, in Book 357, page 560, covering approximately 240 gross acres in Douglas County, Kansas. Closing occurred on April 27, 2007.

In addition to the Lease, Midwest acquired a 100% interest in and to all rights and easements incident or appurtenant to the Lease; 12 oil wells, 4 water injection wells, and one water supply well. The acquisition also included personal property, machinery and equipment comprising the wells or located on the Lease and used or obtained in connection with the development and operation thereof; and all contract rights (to the extent they are assignable) consisting of agreements for the purchase and sale of production, any rights obtained under unit agreements or declarations of units, permits, licenses, and other contracts or instruments governing or pertaining to the operation of the Lease and production from it, including the well and lease files, records and data in the possession of MorMeg pertaining to the Lease and its development and operation.

The purchase price for the Lease was $400,000 subject to customary adjustments, all of which was paid in cash at closing. Midwest has a 100% working interest and a .8476563 net revenue interest on production from the Lease. Through March 31, 2007, cumulative production for the Lease totaled approximately 33,400 bbl. The wells were drilled in 1982. Current production from the Lease averages 12 bbl of oil per day. Third-party engineering estimates of the current oil reserves total 103,000 bbl of oil, net to Midwest.

Further, upon payout of the purchase price, including operating costs and total capital expenditures, including cost of capital from the cash flow from the Lease, MorMeg shall be assigned a 25% working interest in the Lease.

The above description of the Agreement is only a summary of the material terms of the Agreement and is not a complete description of all terms of the Agreement. The summary is qualified in its entirety by reference to the Agreement attached as Exhibit 10.22 to the Form 8-K filed on May 2, 2007.

Marketing

Our natural gas production is sold to one purchaser under a spot price contract. The price per mmbtu we receive is tied to indexes published daily. Due to the short life of the Company, this purchaser accounted for 100% of our revenues. However, our management believes that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

Leasehold

As of March 31, 2007, we own 7,674 acres of total leasehold, both net and gross. Of this leasehold, 2,408 acres, both net and gross, are developed and 5,266 acres, both net and gross, are undeveloped. We plan to develop a portion of this acreage with a portion of the proceeds received from the Debentures.

Well Data

We have not drilled any wells since our inception, through fiscal year end 2007. We currently own eleven natural gas wells and one salt-water disposal well. Seven of our natural gas wells produce coal-bed methane, which is considered an un-conventional form of natural gas. In April 2007 we began a substantial drilling and development program with the proceeds received from the Debentures. The initial focus of our drilling and development will begin in the Black Oaks field and on the Thoren Lease.

Governmental Regulations

Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.

These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

ESA. The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expenses to modify our operations or could force the Company to discontinue certain operations altogether.

Competition

We compete with numerous other oil and gas exploration and production companies. Many of these competitors have substantially greater resources than us. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Personnel

We currently have 4 full time employees and employ the services of several contract personnel. As drilling production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2.	DESCRIPTION OF PROPERTY

Gas City Field

Effective February 1, 2006, we completed our first acquisition of an oil and natural gas asset. The acquisition included approximately 8,105 acres (which has subsequently been reduced to 7,674 acres) of land held by leases, 11 recently (within the past three years) drilled wells, a gas gathering system and connection to an interstate pipeline as well as a salt water disposal system for the field. The asset is a relatively new non-conventional field located in Allen County, Kansas and is known as the Gas City Field.

The production from the Gas City Field is natural gas and comes from coal bed methane seams perforated in seven of the eleven wells. We are continuing to compile the data and records available to us pertaining to the wells and the field configuration and are continuing to assess the most efficient way to enhance the economic value of the field. Once we have the necessary capital to do so, we believe the significant amount of acreage as well as the application of new technologies available may enable us to enhance the value of the Gas City Field over the next year.

As of March 31, 2007, of the operating expenses of the Gas City Field greatly exceeded the revenues generated by the Field; therefore, no reserves have been assigned to this property.

Production

The following table shows the results of operations from our oil and gas producing activities from inception through March 31, 2007. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	For the Year Ended March 31, 2007	From inception Through March 31, 2006
Production revenues	$90,800	$2,142
Production costs	(172,417)	(14,599)
Depreciation and depletion	(11,477)	(385)
Income tax	--	--
Results of operations for producing activities	$(93,094)	$(12,842)

Office Locations

We currently maintain an office at 7300 W. 110th Street, 7th floor, Overland Park, KS 66210. This space is leased pursuant to a one year agreement, whereby we pay $2,698 for rent (plus additional charges for other services) per month for approximately 450 square feet of office space. As part of the Gas City Field acquisition, we acquired a small field office that houses a compressor and a storage facility.

ITEM 3.	LEGAL PROCEEDINGS

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EnerJex did not submit any matters to vote of its stockholders in the fourth quarter ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

We were dequoted from trading on the National Association of Securities Dealers Automated Quotation Bulletin Board System on August 21, 2002, and our common stock was sporadically traded in the inter-dealer market under the symbol “MPCO”. Our common stock has traded infrequently on both the OTC Bulletin Board, the “pink sheets” and “gray sheets”, and as of March 23, 2007, has commenced trading again on the OTC Bulletin Board under the symbol “EJXR”, which severely limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, our management, through the utilization of historic quotes provided through gsionline.com, has compiled the following table disclosing our stock prices and sales for fiscal years ended March 31, 2007 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Fiscal Years Ended March 31,
	2007		2006
	Low	High	Low	High
1st Quarter	0	0	0.03	0.03
2nd Quarter	0	0	0.75	1.14
3rd Quarter	0.34	0.34	0.13	0.28
4th Quarter	1.05	1.12	0.32	0.32

(b) Holders of Common Stock

As of June 7, 2007, we had approximately 1,142 stockholders of record of the 19,503,256 shares outstanding. The closing bid stock price on June 7, 2007 was $1.25.

(c) Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

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

500,000 options had been previously granted under this plan and as of January 2006, all options granted under this plan expired and were again available for issuance under the plan. As of March 31, 2007, no options were granted under this plan; however, on May 4, 2007, we granted 1,000,000 options to our CEO, which represented all of the available options.

2002-2003 Stock Option Plan

The Board of Directors approved the 2002-2003 stock option plan on August 1, 2002. Originally, the total number of options that could be granted under the plan was not to exceed 2,000,000 shares. On May 4, 2007, the Governance, Compensation, and Nominating Committee amended and restated the stock option plan (entitled the Millennium Plastics Corporation 2002/2003 Stock Option Plan) to change the title page to the “EnerJex Resources, Inc. Stock Option Plan” and to increase the number of shares issuable to 5,000,000. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

1,350,000 options had been previously granted under this plan and as of January 2006, the 1,350,000 options expired and were again available for issuance under the plan. As of March 31, 2007, we granted 300,000 options under this plan to our CFO and subsequently on May 4, 2007, we granted an additional 1,025,000 options.

Description of Stock Option Plans

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plans) and other employees and consultants and our subsidiaries (if established) will be eligible to receive options under the stock option plans. The committee will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plans.

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

The following table sets forth information as of March 31, 2007 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	300,000	$ 1.00	2,700,000

Total	300,000	$ 1.00	2,700,000 (1)

(1)	As of March 31, 2007, 1,000,000 options were available for issuance under our 2000 stock option plan and 1,700,000 options were available for issuance under our 2002/2003 stock option plan. In May 2007, we granted all 1,000,000 options to our CEO; therefore, as of the date of this filing no options remained available for issuance under our 2000 stock option plan. In May 2007, the 2002/2003 stock option plan was amended to increase the number of shares issuable under the plan to 5,000,000 shares and we granted an additional 1,025,000 options under this plan. As of the date of this filing 3,675,000 options remained available for issuance under the 2002/2003 stock option plan.

These plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals in the future.

Recent Sales of Unregistered Securities

On February 27, 2007, we issued 320,000 shares of our restricted common stock to MorMeg LLC pursuant to the amended letter agreement dated December 12, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances

Pursuant to the Senior Secured Debentures and the Financing Agreements related thereto, on April 11, 2007, we, concurrent with First Closing, issued 6,300,000 shares of restricted common stock to six accredited investors. Pursuant to the terms of the Securities Purchase Agreement, upon Buyers funding an additional $2,700,000 at the second closing we will issue an additional 2,700,000 shares of restricted common stock or warrants to purchase shares of common stock. The second closing is anticipated to occur within the next 30 to 60 days from the date of this filing.

Additionally, in the event Midwest does not meet certain production thresholds described below, we shall issue to the Buyers up to an additional 12,000,000 shares of common stock or warrants to purchase shares of common stock.

Midwest is required to produce a minimum average daily quantity of oil and natural gas of no less than the following on each of the following dates:

	12/31/07	06/30/08	12/31/08	06/30/09
BOPDE Production	180	182	170	206

The Company believes that the issuance and sale of the securities (Debentures, common stock and common stock purchase warrants) were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by the Company and did not involve a public offering or general solicitation. The Buyers of the Debentures (the recipients of the Securities) are “Accredited Investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Buyers, and/or their representatives, were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the Buyers, immediately prior to receiving the Securities, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The Buyers, and/or their representatives had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.

On May 4, 2007, our newly formed Governance, Compensation and Nominating Committee (the “Committee”) agreed to compensate the Audit Committee Chairman, Daran Dammeyer, $2,500 per month in cash and $1,000 per month in shares of the Company’s common stock. Additionally, it was agreed that Mr. Dammeyer will be issued the first twelve months of the stock compensation, 9,600 shares, immediately (the 9,600 shares were issued to Mr. Dammeyer on June 1, 2007).

In addition, the Committee agreed to grant the following options to the following persons:

Person Issued to	No. of options	Exercise Price	Term	Option Plan
Steve Cochennet, CEO	1,000,000	$1.25	4 Years	2000
Daran Dammeyer, Director	200,000	$1.25	4 Years	2002/2003
Robert (Bob) Wonish, Director	200,000	$1.25	4 Years	2002/2003
Darrel Palmer, Director	200,000	$1.25	4 Years	2002/2003
Mark Haas, Service provider	300,000	$1.25	4 Years	2002/2003
Brad Kramer, Employee	75,000	$1.25	4 Years	2002/2003
Maureen Elton, Employee	50,000	$1.25	4 Years	2002/2003
Total:	2,025,000

We believe that the above disclosed issuance of shares and grant of options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares and options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares or granting the options, had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company’s president and directors on several occasions prior to their investment decision.

On May 22, 2007, we issued 15,000 shares of our restricted common stock to P & R Oil Field Services for oil field services. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits mad risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended March 31, 2007 and 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

As a result of our recent reverse merger with Midwest, our business focus has been redirected to the oil and natural gas industry. Our corporate strategy is to continue building value in EnerJex through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production.

Results of Operations for the Fiscal Year Ended March 31, 2007.

We are in the early stage of developing properties in Kansas and currently have minimal production or revenues from these properties. Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

Oil and Gas revenues for the fiscal year ended March 31, 2007 was $90,800. We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 or in connection with other acquisition activities. Accordingly, the oil and gas operations reflected in the fiscal year ended March 31, 2007, we believe are not indicative of future oil and gas operations.

Our expenses to date have consisted principally of repairs, maintenance and evaluating the gas City Field, general and administrative costs associated with evaluating other potential acquisitions, hiring employees and raising capital. We expect these costs to increase as we proceed with our development plans. In connection with the reverse merger we recorded goodwill due to the assumption of liabilities that exceeded assets acquired. Goodwill was impaired and recorded as an expense at September 30, 2006. Total expenses for the fiscal year ended March 31, 2007 were $2,093,903. We had a net loss for the same period of $2,003,103 or $0.16 per share.

Because our operating expenses have greatly exceeded our revenues, we have not attributed any reserves to our properties for the year-ended March 31, 2007.

Operation Plan

Our plan is to acquire oil and natural gas assets, primarily in the mid-continent region of the United States. However, over time we may expand our area of operations as opportunities to do so become available. Once these assets are acquired we plan to continue to focus our efforts on increasing production of oil and natural gas, cash flows and enhancing our net asset value.

We expect to achieve these results by:

•	Investing additional capital in development drilling and in secondary and tertiary recovery of oil as well as natural gas;
•	Using the latest technologies available to the oil and natural gas industry in our operations;
•	Finding additional oil and natural gas reserves on the properties we acquire.

We recently completed a private placement of Senior Secured Debentures for $9 million (before fees and expenses) that will allow us to continue to implement our business plan. The proceeds will primarily be used for the following:

Black Oaks Field

We acquired an option to purchase and participate in the development of 1,980 acres in the Woodson and Greenwood counties of Kansas for $500,000 in stock and cash. In addition, as part of the agreement we established a joint operating account and funded it with $4 million specifically for the initial development of this field. In doing so, we acquired a 95% working interest in the Black Oaks Field which currently produces approximately 35 bbl of oil per day. The former owner of the field retained a 5% carried interest in the field. Once the net cash flow (revenues less operating expenses and capital expenditures) from the property has paid for our investment, plus the cost of the capital obtained to develop the property, this 5% carried interest will convert to a 30% working interest (non-carried). The cost of the capital will include the interest paid to the purchasers of the Senior Secured Debentures as well as the value of common stock issued to these purchasers that is ultimately allocated to the Black Oaks Field.

The $4 million will be spent during the next 12 months drilling development wells as well as water injection wells which we believe will significantly increase the production and cash flow from the Black Oaks Field. If successful, we intend to invest an additional $1.5 million from the Senior Secured Debenture offering proceeds and drill additional development and water injection wells and purchase other equipment required to produce the oil from the field.

If the $5.5 million investment (Phase 1) in the Black Oaks Field produces the results we believe it will, assuming capital is available we plan to invest an additional $5 million to further develop the 1,980 acres. This additional $5 million investment would require additional funds to be acquired, through either a debt or equity offering. In addition, the option acquired for $500,000 allows us to participate in another 2100 acre development and secondary recovery project with the same partner, in the same area, and under similar terms. The total capital required for the second project, named the “Nicker Town Field,” could be approximately $15.4 million.

Thoren Lease

On April 27, 2007, we acquired a 240 acre lease in Douglas county Kansas for $400,000 (subject to customary closing adjustments). The acquisition included a 100% interest in and to all rights and easements incident or appurtenant to the Lease; 12 oil wells, 4 water injection wells, and one water supply well.

We acquired a .8476563 net revenue interest on production from the Lease. Through March 31, 2007, cumulative production for the Lease, since the wells were originally drilled in 1982, totaled approximately 33,400 bbl. Current production from the Lease averages 14 bbl of oil per day.

The terms of the sale agreement states that upon payout of the purchase price, including operating costs and total capital expenditures, including cost of capital from the cash flow from the Lease, the former owner of the lease shall be assigned a 25% working interest in the Lease.

We currently plan to spend an additional $600,000 over the next six months developing the field, primarily by drilling additional development wells, water injection wells and equipment and infrastructure needed to increase production from the oil from the field.

Gas City Field

In February 2006, we acquired approximately 8,105 acres of land held by leases, 11 recently (within the past three years) drilled wells, a gas gathering system and an interstate pipeline tap and a salt water disposal system for the field. The asset is located in Allen County, Kansas. Due to attrition and an attempt to centralize the acreage, we currently own approximately 7,559 leased acres. We originally allocated $1 million from the debentures, however, management is evaluating future possibilities for this property, including a sale of the property, taking on WI partners or exploring other potentially accretive transactions.

The reserves for the Gas City Field have been fully written-down on the financial records of the business as of March 31, 2007, and until such time as a financially viable operating plan can be finalized will be considered impaired.

Summary

We have several other projects that are in various stages of discussions and we are continually evaluating oil and gas opportunities in Kansas and northeast Oklahoma. Once a financial partner is selected we plan to bring multiple acquisitions to our current financial partner for evaluation and financing. It is our vision to grow the business in a disciplined and well thought-through manner.

In addition to raising additional capital we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas (only $90,800 for the year ended March 31, 2007). Our activities have been limited to raising capital, negotiating WI agreements, mineral lease acquisition becoming a publicly traded company and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, sales of reserves in our existing properties and the Black Oaks Filed, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2007.

March 31,
2007

Current Assets	$ 120,604

Current Liabilities	$ 488,189

Working Capital	$(367,585)

Financing. On August 3, 2006, our subsidiary Midwest Energy, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger with Midwest Energy, Inc. We received a note for $10,000 payable due December 31, 2006 for the patent. As of March 31, 2007, the note was in default.

On November 15, 2006, we entered into a term loan with a bank in the amount of $100,000. The note was subsequently increased to $350,000. The note had an interest rate of 9% and was secured by substantially all of our assets. The principal and interest was paid off on April 18, 2007.

On April 11, 2007, we completed a $9 million private placement of Senior Secured Debentures (the “Debentures”). In accordance with the terms of the Debentures, we received $6.3 million (before expenses and placement fees) at the first closing and expect to receive an additional $2.7 million within the next 30 to 60 days based upon completion of certain mortgage documentation. In connection with the sale of the Debentures, we agreed to issue the Buyers 9,000,000 shares of common stock or common stock purchase warrants, (6,300,000 shares of common stock were issued at closing) each warrant entitling the holder to purchase one share of our common stock at $0.01 per share (the “Closing Securities”). On the Second Closing date, anticipated to occur within the next 30 to 60 days, we will deliver to the Buyers, the remaining Debentures and Closing Securities equal to and in exchange of the purchase price of $2,700,000. In addition, we may be required to issue the Buyers up to an additional 12,000,000 shares of common stock or warrants in the event Midwest fails to meet certain production thresholds over the term of the debentures. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009.

The $9 million Debentures mature on March 31, 2010, absent earlier redemption by Midwest, and carry an interest rate of 10%. Interest on the Debentures began accruing on April 11, 2007 and is payable quarterly in arrears on the first day of each succeeding quarter during the term of the Debentures, beginning on or about May 11, 2007 and ending on the Maturity Date of March 31, 2010. We may, under certain conditions specified in the Debentures, pay interest payments in shares of our registered common stock. Additionally, on the Maturity Date, Midwest is required to pay the amount equal to the principal, as well as all accrued but unpaid Interest.

Officer Salary Accrual. As of March 31, 2007, Steve Cochennet, our chief executive officer, has accrued $84,500 of his salary. Subsequent to March 31, 2007, Mr. Cochennet’s accrued salary was paid and he is no longer deferring his salary and Mr. Cochennet is no longer accruing salary.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV or WI partnerships. We do not anticipate that we will generate operating cash flow to meet our working capital needs until such time as we can generate sufficient revenues to meet operating needs, which may take several years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience cash flow deficiencies from operations and would be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that our existing capital combined with cash flow from operations and funds from the $9 million private placement, will be sufficient to sustain our current operations and planned expansion without additional financing through fiscal 2007.

We may incur operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of EnerJex as a going concern. EnerJex may not have a sufficient amount of cash required to pay all of the costs associated with operating, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should EnerJex be unable to continue existence.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We anticipate that we will purchase the necessary equipment required to produce oil and natural gas during our normal course of operations over the next twelve months.

Significant changes in the number of employees.

We currently have 4 full time employees and employ the services of several contract personnel. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with the $9 Million Financing

We have substantial indebtedness under the $9 Million Financing Agreements which are secured by all of our assets. If an event of default occurs under the Financing Agreements, the Buyers may foreclose on all of our assets and we may be forced to curtail our operations or sell some of our assets to repay the notes.

On April 11, 2007, we entered into a $9 million credit facility with certain Buyers pursuant to securities purchase agreement and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•	Failure to timely file the registration statements (at least 3 are required) and have them declared effective by the SEC within the time periods set forth in the Registration Rights Agreement;
•	The suspension of our common stock from the Over-the-Counter Bulletin Board for five consecutive days or for more than an aggregate of ten days in 365 days;
•	Failure to pay principal and interest when due;
•	An uncured breach by Midwest or us of any material covenant, term or condition in any of the Debentures or related agreements;
•	A breach by us or Midwest of any material representation or warranty made in any of the Debentures or related agreements; and
•	Any form of bankruptcy or insolvency proceeding is instituted by or against us or Midwest.

In the event of a future default under our agreements with the Buyers, the Buyers may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with the Buyers.

Pursuant to the terms of certain agreements, we are obligated to file at least three registration statements registering the 9,000,000 shares of common stock or shares of common stock underlying the common stock purchase warrants, 3,000,000 interest shares potentially issuable under the Debentures, and up to 12,000,000 production threshold shares which may be issued pursuant to the Securities Purchase Agreement. The first two registration statements will each register 3,000,000 shares of common stock, or shares of common stock underlying common stock purchase warrants. The third registration statement will register the remaining 3,000,000 shares of common stock, and the interest shares issued or issuable pursuant to the terms of the Debentures. In addition, we are required to file a registration statement within 30 days of the issuance of any production threshold shares.

We are required to file the three required registration statements as follows:

•

The first registration statement must be filed on or before (75 days after initial closing) approximately June 25, 2007 and must have the registration statement declared effective on or before (150 days after the first filing deadline) September 8, 2007.

•	The second registration statement must be filed on the date which is six months and one day after the earlier of the (i) first effective date or (ii) first effectiveness deadline.
•	The third registration statement must be filed on the date which is six months and one day after the earlier of the (i) second effective date or (ii) second effectiveness deadline.

Although we believe that we will meet the deadlines for obtaining the effective registration statements, there can be no assurance that such statements will be declared effective within the time required. Failure to satisfy these conditions would constitute a default.

The issuance of threshold shares may cause immediate and substantial dilution to our existing stockholders.

We have to meet production thresholds during the period the debentures are outstanding. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the days we will be required to issue an additional 3,000,000 shares to the debenture holders for each period we fail to meet the thresholds. The issuance of threshold shares may cause immediate dilution to the interests of other stockholders.

Risks Associated with Our Business

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at March 31, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2007. After that time we will need to rely on cash flow operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Our success depends heavily upon the continued contributions of Steve Cochennet, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have not entered into an employment agreement with Mr. Cochennet; nor do we maintain key person insurance on Mr. Cochennet. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Cochennet.

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

(	Deliver to the customer, and obtain a written receipt for, a disclosure document;
(	Disclose certain price information about the stock;
(	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
(	Send monthly statements to customers with market and price information about the penny stock; and
(	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. Any success that we may have with these wells or any future drilling operations will most likely not be indicative of our current or future drilling success rate, particularly, because we intend to emphasize on exploratory drilling. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

•             natural disasters, such as tornadoes and other adverse weather conditions;

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Steve Cochennet, our Chief Executive Officer, and Todd R. Bart, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Cochennet and Mr. Bart concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

ITEM 8B.	OTHER INFORMATION

On June 6, 2007, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 99.6.

On June 6, 2007, we adopted Corporate Governance Guidelines which is attached hereto as Exhibit 99.5.

On June 7, 2007, we issued a press release announcing the nomination and election of three independent directors to the board for one-year terms: Robert (Bob) G. Wonish, Daran G. Dammeyer and Darrel G. Palmer. In addition, we also announced the formation of two committees; an audit committee and a governance, compensation and nominating committee. A copy of the press release is attached hereto as Exhibit 99.7.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Pursuant to the merger with Midwest Energy, Inc., the officers and directors of Midwest became our officers and directors effective August 15, 2006.

On May 4, 2007, our Board of Directors nominated and elected Robert G. (Bob) Wonish, Daran G. Dammeyer and Darrel G. Palmer to serve on the Board of Directors for the Company. Mr. Wonish’s, Mr. Dammeyer’s and Mr. Palmer’s term will continue until the next annual stockholder’s meeting or until their successors are duly appointed.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term	Independent	Committees
Steve Cochennet	50	President, CEO, Chairman, Secretary & Treasurer	Since 8/15/06	No	None
Todd Bart	42	Chief Financial Officer	Since 8/15/06	No	None
Robert G. (Bob) Wonish	53	Director	Since 5/4/07	Yes	GCNC*
Daran G. Dammeyer	46	Director	Since 5/4/07	Yes	Audit & GCNC*
Darrel G. Palmer	49	Director	Since 5/4/07	Yes	Audit & GCNC*

* Governance, Compensation and Nominating Committee (“GCNC”)

Duties, Responsibilities and Experience

Steve Cochennet, is the President, CEO, Chairman, Secretary and Treasurer of EnerJex. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics. From July 2002 to present, Mr. Cochennet has been President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supports a number of clients that include Fortune 500 corporations, international companies, gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided include strategic planning, capital formation, corporate development, executive networking and transaction structuring. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, gas/energy marketing, and managing several new start up operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System.

Todd Bart, is the Chief Financial Officer of EnerJex. Mr. Bart graduated from Abilene Christian University with a B.B.A. in Accounting. From 2004 to March of 2006, Mr. Bart was the Vice President-Accounting and Controller of Bois d’Arc Energy, Inc., an independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. From 1995 to December 2004, Mr. Bart served as Chief Financial Officer, Secretary and Treasurer of PANACO, Inc., an oil and natural gas exploration and production company.

Robert G. (Bob) Wonish. Since May of 2006 to present, Mr. Wonish has served on the board of directors of Stratum Holdings, Inc., (STTH.OB) a staffing holding company, specializing in energy services and commercial construction, which also has petroleum exploration and production operations. Since December of 2004 to present, Mr. Wonish has been Vice President of Petroleum Engineers Inc., a subsidiary of The CYMRI Corporation, now CYMRI, L.L.C., which is a wholly owned subsidiary of Stratum Holdings, Inc. Mr. Wonish is also President of CYMRI, L.L.C. He previously achieved positions of increasing responsibility with PANACO, Inc., a public oil and gas company, ultimately serving as that company’s President and Chief Operating Officer. He began his engineering career at Amoco in 1975 and joined Panaco’s engineering staff in 1992. Mr. Wonish is the Chairman of the Registrant’s Governance, Compensation and Nominating Committee.

Daran G. Dammeyer. Since July of 1999 to present, Mr. Dammeyer has served as President of D-Two Solutions through which he supports clients by primarily providing merger and acquisition support, strategic planning, budgeting and forecasting process development and implementation. From March 1999 through July 1999, Mr. Dammeyer was a Director of International Financial Management for UtiliCorp United Inc. (Aquila), a multinational energy solutions provider in Kansas City, Missouri. From November 1995 through March 1999, Mr. Dammeyer served as the Chief Financial Controller of United Energy Limited in Melbourne, Australia. Mr. Dammeyer also served in numerous management positions at Michigan Energy Resources Company, including Director of Internal Audit. Mr. Dammeyer earned his Bachelor of Business Administration degree, with dual majors in Accounting and Corporate Financial Management from the University of Toledo, Ohio. Mr. Dammeyer is the Chairman of the Registrant’s Audit Committee and a member of the Registrant’s Governance, Compensation and Nominating Committee.

Darrel G. Palmer. Since January 1997 to present, Mr. Palmer has been President of Energy Management Resources, an energy process management firm serving industrial and large commercial companies throughout the U. S. and Canada. Mr. Palmer has 25 years of expertise in the natural gas arena. His experiences encompass a wide area of the natural gas industry and include working for natural gas marketing companies, local distribution companies, and FERC regulated pipelines. Prior to becoming an independent energy consultant in 1997, Mr. Palmer’s last position was Vice President/National Account Sales at UtiliCorp United Inc. (Aquila) of Kansas City, Missouri.  Over the years Mr. Palmer has worked in many civic organizations including United Way and has been a President of the local Kiwanis Club. Junior Achievement of Minnesota awarded him the Bronze Leadership Award for his accomplishments which included being an advisor, program manager, holding various Board positions, and ultimately being Board President. Mr. Palmer is a member of the Registration’s Governance, Compensation and Nominating Committee and Audit Committee.

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

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in there filings.

Code of Business Conduct and Ethics

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

As of March 31, 2007, we had not adopted a corporate code of ethics that applied to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

On June 6, 2007, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 99.6.

Governance, Compensation and Nominating Committee

Name	Term
Robert (Bob) G. Wonish	Since May 4th, 2007
Daran G. Dammeyer	Since May 4th, 2007
Darrel G. Palmer	Since May 4th, 2007

The Nominating, Compensation and Nominating Committee is responsible for, among other things:

•	Recommending to the Board corporate governance guidelines applicable to EnerJex;

•	Identifying, reviewing, and evaluating individuals qualified to become members of the Board;

•	Setting the compensation of the Chief Executive Officer and performing other compensation oversight;

•	Reviewing and recommending the nomination of Board members; and

•	Assisting the Board with other related tasks, as assigned from time to time.

On June 6, 2007, we adopted Corporate Governance Guidelines which is attached hereto as Exhibit 99.5.

Audit Committee

On May 4, 2007, we established and appointed members of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of two directors; Mr. Dammeyer (Chairman) and Mr. Palmer. Currently, none of the members of the Audit Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Section 121B(2)(c) of the American Stock Exchange Company and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. The Audit Committee held 1 meeting since being established.

The Audit Committee has the sole authority to appoint (subject to ratification by our stockholders) and, when deemed appropriate replace our independent auditors, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent auditors. The Audit Committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent auditors; to review and approve the scope and results of the annual audit; to evaluate with the independent auditors our financial staff and the adequacy and effectiveness of our systems and internal financial controls; to review and discuss with management and the independent auditors the content of our financial statements prior to the filing of our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting polices; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s executive officers during the last fiscal year of the Company. The remuneration described in the table does not include the cost of the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company’s business.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year Ended March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
Steve Cochennet,
President/CEO	2007	$110,500 (1)	-0-	-0-	-0-	-0-	-0-	$9,500 (2)	$120,000

Todd Bart,

CFO	2007	$106,875 (3)	$8,306 (4)	-0-	$37,813 (5)	-0-	-0-	$8,775 (6)	$161,769

(1)

Mr. Cochennet began receiving compensation as of August 1, 2006. The Company agreed to compensate him $13,000 per month. Mr. Cochennet received $26,000 as compensation for August 1, 2006 through October 1, 2006. As of October 15, 2006, Mr. Cochennet agreed to defer his salary until financing was secured. As of March 31, 2007, the Company has accrued $84,500 of Mr. Cochennet’s salary. Subsequent to March 31, 2007, Mr. Cochennet’s accrued salary was paid and Mr. Cochennet is no longer accruing salary.

(2)	For the fiscal year ended March 31, 2007, the Company paid for Mr. Cochennet’s car maintenance and all associated costs with his car.
(3)	Mr. Bart began receiving compensation as of June 15, 2006. The Company agreed to compensate Mr. Bart $11,250 per month.
(4)	Mr. Bart received a moving bonus of $8,306.
(5)

On August 16, 2006, the Company granted 300,000 stock options to Mr. Bart in consideration of his services as Chief Financial Officer of the Company. 100,000 options vest each year on the date of the anniversary of August 16, 2006. The 300,000 options are exercisable at $1.00 per share for a period of five (5) years expiring on August 15, 2011.

(6)	Midwest paid $8,755 for Mr. Bart’s moving expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

As of March 31, 2007, we did not have a compensation committee of the board of directors. On May 4, 2007, Company established a Governance, Compensation and Nominating Committee (“GCNC”) that is responsible for reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The GCNC held 1 meeting since being established.

Director Compensation

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. Directors who are not employees of EnerJex or a subsidiary will receive compensation for serving on the Board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on June 7, 2007 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 19,503,256 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 7, 2007 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Steve Cochennet, President & Director	3,000,000(3)	15%
Todd Bart, Chief Financial Officer	100,000 (4)	2%
Robert (Bob) Wonish, Director	200,000 (5)	1%
Darrel Palmer, Director	200,000 (6)	1%
Daran Dammeyer, Director	209,600 (7)	1%
Directors and Officers as a Group	3,709,600	19%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 1,000,000 options, exercisable at $1.25 per share for a period of 4 years.
(4)

Mr. Bart received the 300,000 options on August 16, 2006 in consideration of his services as CFO of the Company. 100,000 options vest each year on the date of the anniversary of August 16, 2006. The 300,000 options are exercisable at $1.00 per share for a period of five (5) years expiring on August 15, 2011.

(5)

Mr. Wonish received 200,000 options on May 4, 2007 in consideration of his services as a Director of the Company. The 200,000 options are exercisable at $1.25 per share for a period of four (4) years expiring on May 3, 2011.

(6)

Mr. Palmer received 200,000 options on May 4, 2007 in consideration of his services as a Director of the Company. The 200,000 options are exercisable at $1.25 per share for a period of four (4) years expiring on May 3, 2011.

(7)

Mr. Dammeyer received 200,000 options on May 4, 2007 in consideration of his services as a Director of the Company. The 200,000 options are exercisable at $1.25 per share for a period of four (4) years expiring on May 3, 2011. Additionally, Mr. Dammeyer received 9,600 shares of our common stock as twelve months of stock compensation for serving as the Chairman of the Audit Committee.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Goran Blagojevic Via Carlo Ederle 5 37126 Verona, Italy	1,124,375 (3)	6%
West Coast Asset Management, Inc. (4) 2151 Alessandro Drive, #100 Ventura, CA 93001	3,500,000	18%
Enable Growth Partners LP. c/o Enable Capital Management One Ferry Building, Suite 225 San Francisco, CA 94111	1,050,000	5%
Beneficial Owners as a Group	5,674,375	29%
1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.	Rounded to the nearest tenth of a percent.
3.	Of the 1,124,375 shares, 724,375 are jointly owned with Marijana Blagojevic.
4.

Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on April 19, 2007. West Coast Asset Management, Inc. has shared voting power and shared investment power with respect to all the shares reported as beneficially owned.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We acquired a vehicle from Steve Cochennet, President and CEO of the Company for $35,500 that approximated the fair market value at the time of purchase.

On August 1, 2006, Midwest entered an agreement wherein we advanced funds to Todd Bart, our Chief Financial Officer. The note is unsecured and totaled $22,000. Interest is at 7.5% and we recorded interest of $1,100 for the year ended March 31, 2007. The note is due July 31, 2009.

On October 30, 2006, we entered into an agreement with a stockholder to sell the patent we received in the reverse merger. In exchange for the patent, we received a note for $10,000 payable on December 31, 2006. The note is in default but we believe the note will be paid in fiscal 2008.

On September 26, 2006, we entered into a letter agreement with MorMeg, LLC, a stockholder, and secured an option to participate in a joint exploration agreement. The cost of the property was $500,000. On December 15, 2006, pursuant to amendment No. 1 to the Letter Agreement we issued 320,000 shares of our common stock (valued at $200,000) to extend our option to enter into the joint exploration agreement for an additional 120 days.

On March 14, 2006 and July 21, 2006, Midwest paid consulting fees totaling $121,000 in connection with our financing activities to a stockholder of the Company.

Accrued Salary

As of March 31, 2007, Steve Cochennet, President and CEO of the Company had accrued salary of $84,500. Subsequent to March 31, 2007, Mr. Cochennet accrued salary was paid.

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Robert (Bob) Wonish, Darrel Palmer and Daran Dammeyer are considered independent Directors in accordance with the director independence standards of the American Stock Exchange, and has determined that none of them have a material relationship with EnerJex which would impair his independence from management or otherwise compromise his ability to act as an independent director.

ITEM 13.	EXHIBITS

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
2.1	Acquisition Agreement dated August 22, 2000 between Millennium and SCAC Holdings, Inc.		8-K		1.1	8/31/00

2.2	Agreement and Plan of Merger dated November 23, 1999 between Millennium and Graduated Plastics, Inc.		8-K		1.1	12/6/99

2.3	Agreement and Plan of Merger dated July 31, 2006, effective date August 15, 2006, between Millennium and Midwest Energy, Inc.		8-K		2.3	8/16/06

3(i).a	Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on 12/6/99.	8-K	1.2	12/6/99

3(i).b	Certificate of Incorporation of Solplax Limited filed in Dublin, Ireland on 2/28/96.	SB-2	3ii	2/23/01

3(i).c	Amended and Restated Articles of Incorporation of Millennium filed with the State of Nevada on July 31, 2006, effective date August 15, 2006.	8-K	3ic	8/16/06

3(ii)	Amended and Restated Bylaws of Millennium dated 12/2/99.	SB-2	3ib	2/23/01

4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium.	8-K	1.3	12/6/99

4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium.	SB-2	4.1	2/23/01

10.1	Patent Assignment and Royalty Agreement between Solplax Limited and Graduated Plastics, Inc. dated 9/30/99.	8-K	1.5	12/6/99

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.2	Addendum to Patent Assignment and Royalty Agreement between Solplax Limited, SCAC Holdings Corp. and Graduated Plastics, Inc. dated 12/1/99.	8-K	1.1	12/8/99

10.3	3GC Limited, Letter of Investment Intent.	10-QSB	10	2/14/01

10.4	Commercial Lease Agreement	10-KSB	10.4	7/16/01

10.5	Consulting Agreement between The Gingrich Group the Millennium Plastics	10-KSB	10.5	7/16/01

10.6	Letter of Engagement between Millennium Plastics and International Profit Associates	10-KSB	10.6	7/16/01

10.7	Stock Cancellation Agreement/Waiver and Release Agreement	10-KSB/A	10.7	3/18/03

10.8	Agreement between Millennium Plastics Corp. and Miltray Investment Ltd.	10-KSB/A	10.8	3/18/03

10.9	Letter Agreement with MorMeg, LLC, dated September 26, 2006	8-K	10.9	10/13/06

10.10	Amendment No. 1 to Letter Agreement with MorMeg, LLC, dated 12/12/06	8-K	10.10	1/8/07

10.11	Securities Purchase Agreement – dated 4/11/07	8-K	10.11	4/16/07

10.12	Registration Rights Agreement – dated 4/11/07	8-K	10.12	4/16/07

10.13	Senior Secured Debenture – ($3,500,000) West Coast Opportunity Fund, LLC, dated 4/11/07	8-K	10.13	4/16/07

10.14	Senior Secured Debenture – ($700,000) DKR Soundshore Oasis Holding Fund Ltd., dated 4/11/07	8-K	10.14	4/16/07

10.15	Senior Secured Debenture – ($1,050,000) Enable Growth Partners, LP, dated 4/11/07	8-K	10.15	4/16/07

10.16	Senior Secured Debenture – ($350,000) Enable Opportunity Partners LP, dated 4/11/07	8-K	10.16	4/16/07

10.17	Senior Secured Debenture – ($350,000) Glacier Partners LP, dated 4/1/07	8-K	10.17	4/16/07
10.18	Senior Secured Debenture – ($350,000) Frey Living Trust, dated 4/11/07		8-K	10.18	4/16/07

10.19	Secured Guaranty – dated 4/11/07		8-K	10.19	4/16/07

10.20	Pledge and Security Agreement – dated 4/11/07		8-K	10.20	4/16/07

10.21	Joint Exploration Agreement – dated 3/30/07		8-K	10.21	4/16/07

10.22	Purchase and Sale Agreement with MorMeg, LLC dated 4/18/07		8-K	10.22	5/02/07

10.23	Amended and Restated 2002/2003 Stock Option Plan		8-K	10.23	5/11/07

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

32.	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	2000-2001 Stock Option Plan approved by Shareholders on 9/25/00.		10-QSB	99.2	2/14/01

99.2	2002-2003 Stock Option Plan dated August 1, 2002		10-KSB/A	99.2	3/18/03

99.3	Governance, Compensation and Nominating Committee Charter		8-K	99.1	5/11/07

99.4	Audit Committee Charter		8-K	99.2	5/11/07

99.5	Corporate Governance Guidelines	X

99.6	Code of Ethics	X

99.7	Press Release dated 6/7/07	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended March 31, 2007 and 2006 were $46,079 and $12,758, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Weaver & Martin LLC for professional services rendered for audit related fees for the Form 8-K for fiscal years ended March 31, 2007 and 2006 were $10,340 and $-0-.

(3) TAX FEES

There were no fees billed by Weaver & Martin LLC for professional services to be rendered for tax fees for fiscal years ended March 31, 2007 and March 31, 2006.

(4) ALL OTHER FEES

There were no other fees to be billed by Weaver & Martin LLC for the fiscal years ended March 31, 2007 and 2006 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

As of March 31, 2007, we did not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By: _______________________________

Steve Cochennet, President

Date: June 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Cochennet	President, Secretary/Treasurer,	June 12, 2007
Steve Cochennet	CEO, Chairman,

/s/ Todd Bart	Chief Financial Officer	June 12, 2007
Todd Bart

/s/ Robert Wonish	Director	June 12, 2007
Robert (Bob) G. Wonish

/s/ Daran Dammeyer	Director	June 12, 2007
Daran G. Dammeyer

/s/ Darrel Palmer	Director	June 12, 2007
Darrel G. Palmer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

EnerJex Resources, Inc. and Subsidiary,

We have audited the accompanying consolidated balance sheets of EnerJex Resources, Inc. and Subsidiary as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended March 31, 2007 and the period from inception (December 30, 2005) through March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerJex Resources, Inc. and Subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended March 31, 2007 and for the period from inception (December 30, 2005) through March 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/

Weaver & Martin, LLC

Kansas City, Missouri

June 12, 2007

EnerJex Resources, Inc.

and Subsidiary

Consolidated Balance Sheet

	March 31,	March 31,
	2007	2006
Assets
Current assets:
Cash	$ 99,493	$ 590,432
Accounts receivable	4,138	2,549
Notes and interest receivable	10,300	-
Deposits and prepaid expenses	6,673	8,861

Total current assets	120,604	601,842

Fixed assets	35,500	17,550
Accumulated depreciation	8,875	440

Total fixed assets	26,625	17,110

Other assets:
Note receivable-officer	23,100	-
Oil and gas properties using full cost accounting:
Properties not subject to amortization	322,178	59,582
Properties subject to amortization	-	243,952

Total other assets	345,278	303,534

Total assets	$ 492,507	$ 922,486

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$ 42,299	$ 49,045
Notes payable	350,000	-
Accrued liabilities	95,890	503

Total current liabilities	488,189	49,548

Asset retirement obligation	23,908	22,038
Convertible note payable	25,000	-

Contingencies and commitments

Stockholders' equity (deficit):
Preferred stock, $001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock $.001 par value, 100,000,000
shares authorized; 13,178,656 shares issued
and outstanding at 3/31/07 and 11,050,000 at
3/31/06	13,179	11,050
Common stock owed but not issued 15,000 shares	15	-
Paid in capital	2,603,374	1,432,718
Unamortized cost of options issued for service	(61,187)	-
Unamortized cost of stock issued for service	(4,000)	-
Retained deficit	(2,595,971)	(592,868)

Total stockholders' equity (deficit)	(44,590)	850,900

Total liabilities and stockholders' equity (deficit)	$ 492,507	$ 922,486

See notes to consolidated financial statements.

EnerJex Resources, Inc.

and Subsidiary

Consolidated Statement of Operations

		From Inception
		(12/30/05)
	Year Ended	through
	March 31,	March 31,
	2007	2006

Oil and gas revenues	$ 90,800	$ 2,142

Costs and operating expenses
Direct operating costs	172,417	14,599
Repairs on oil & gas equipment	165,603	40,436
Professional fees	302,071	50,490
Administrative expense	470,789	21,700
Depreciation, depletion and amortization	23,978	825
Impairment of oil & gas properties subject to amortization	273,959	468,081
Goodwill on acquisition	677,000	-

Total cost and operating expenses	2,085,817	596,131

Loss from operations	(1,995,017)	(593,989)

Other income (expense):
Interest expense	(8,434)	(38)
Loss on sale of vehicle	(3,854)	-
Interest income	4,202	1,159

Total other income (expense)	(8,086)	1,121

Net loss	$ (2,003,103)	$ (592,868)

Net loss per share of common stock-basic
and diluted	$ (0.16)	$ (0.07)

Weighted average shares outstanding	12,241,589	8,563,044

See notes to consolidated financial statements.

EnerJex Resources, Inc.

and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

						Unamortized	Unamortized
						Cost of	Cost of
	Common Stock					Options	Stock		Total
				Owed but	Paid in	Issued for	Issued for	Retained	Stockholders'
	Per Share	Shares	Amount	Not Issued	Capital	Service	Service	Deficit	Equity (Deficit)

Stock issued to founders	$ 0.001	8,000,000	$ 8,000	$ -	$ (8,000)	$ -	$ -	$ -	$ -
Stock sold	0.500	3,000,000	3,000	-	1,415,768	-	-	-	1,418,768
Stock issued for services	0.500	50,000	50	-	24,950	-	-	-	25,000
Net loss for the period		-	-	-	-	-	-	(592,868)	(592,868)

Balance March 31, 2006		11,050,000	11,050	-	1,432,718	-	-	(592,868)	850,900

Stock sold	0.540	768,000	768	-	414,032	-	-	-	414,800
Stock issued for services	0.600	230,000	230	-	137,770	-	-	-	138,000
Stock issued for services	1.000	-	-	15	14,985	-	(15,000)	-	-
Stock issued to satisfy liabilities	0.600	510,000	510	-	305,490	-	-	-	306,000
Stock issued to shareholders		300,656	301	-	(301)	-	-	-	-
Stock issued for contract extension	0.625	320,000	320	-	199,680	-	-	-	200,000
Options issued for services		-	-	-	99,000	(99,000)	-		-
Amortization of stock and options for services		-	-	-	-	37,813	11,000	-	48,813
Net loss for the period		-	-	-	-	-	-	(2,003,103)	(2,003,103)

Balance March 31, 2007		13,178,656	$ 13,179	$ 15	$ 2,603,374	$ (61,187)	$ (4,000)	$ (2,595,971)	$ (44,590)

See notes to consolidated financial statements.

EnerJex Resources, Inc.

and Subsidiary

Consolidated Statement of Cash Flows

		From Inception
		(12/30/05)
	Year Ended	through
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2,003,103)	$ (592,868)
Depreciation and depletion	22,108	863
Amortization of stock and options for services	186,813	25,000
Accretion of asset retirement obligation	1,870	-
Impairment of oil & gas properties subject to amortization	273,959	468,081
Loss on sale of vehicle	3,854	-
Adjustments to reconcile net (loss) to cash used
in operating activities:
Accounts receivable	(1,589)	(2,549)
Notes and interest receivable	(10,300)	-
Deposits and prepaid expenses	2,188	(8,861)
Accounts payable	(6,746)	49,045
Accrued liabilities	95,387	503

Cash used in operating activities	(1,435,559)	(60,786)

Cash flows from investing activities:
Purchase of equipment	(35,500)	(17,550)
Additions to oil & gas properties not subject to amortization	(104,080)	(750,000)
Note and interest receivable from officer	(23,100)	-
Proceeds from sale of vehicle	11,500	-

Cash used in investing activities	(151,180)	(767,550)

Cash flows from financing activities:
Proceeds from note payable	350,000	-
Proceeds from sales of common stock	414,800	1,418,768
Stock issued to pay liabilities	306,000	-
Proceeds from convertible note	25,000	-

Cash provided from financing activities	1,095,800	1,418,768

Increase in cash & cash equivalents	(490,939)	590,432

Cash and cash equivalents, beginning	590,432	-

Cash and cash equivalents, end	$ 99,493	$ 590,432

Interest paid	$ 5,407	$ 38
Income tax paid	$ -	$ -

Non cash transactions:

Stock and options issued for services	$ 252,000	$ 33,000

Stock issued for properties not subject to amortization	$ 200,000	$ -

Stock issued for payment of liabilities net of asset in reverse merger	$ 306,000	$ -

See notes to consolidated financial Statements.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Business

We are an independent energy company engaged in the business of producing and selling oil and natural gas. This oil and natural gas is obtained primarily by the acquisition and subsequent exploration and development of mineral leases. Development and exploration may include drilling new exploratory or development wells on these leases. These operations are conducted primarily in the central United States, also referred to as the mid-continent region.

Basis of Presentation

The Company was formed on December 30, 2005 (“Inception”) and incorporated in the state of Nevada as Midwest Energy, Inc (“Midwest”). In February 2006 we acquired our first oil and natural gas assets, located in Allen County, Kansas.

On July 31, 2006, Millennium Plastics Corporation (“MPCO”) agreed to acquire Midwest, pursuant to an agreement and plan of merger. The agreement and plan of merger provided that, effective on August 15, 2006, Millennium Acquisition Sub merged with and into Midwest, with Midwest as the surviving corporation and wholly owned subsidiary of MPCO. 11,833,000 shares of MPCO common stock were issued in exchange for 100% of the outstanding shares of Midwest. Further, concurrent with the effective time of the merger and prior to the issuance of the shares to the Midwest stockholders, there was a 1 for 253.45 reverse split of MPCO outstanding shares of common stock. Upon closing of the merger, the former stockholders of Midwest controlled approximately 98% of outstanding shares of common stock.

Midwest was considered the acquiring enterprise for financial reporting purposes. The merger was accounted for as a reverse acquisition with Midwest as the accounting acquirer and MPCO as the surviving company for legal purposes. Accordingly, the financial statements include the historical results of operations of Midwest, the accounting acquirer.

MPCO changed its name to EnerJex Resources, Inc. on August 15, 2006.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiary Midwest Energy, Inc.

Use of Estimates

The preparation of these financial statements requires the use of estimates by management in determining our assets, liabilities, revenues, expenses and related disclosures. Actual amounts could differ from those estimates.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. We regularly review collectibility and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Stock-based Compensation

Common stock, warrants and options issued for services are accounted for based on the fair market value at the date the services are performed. If the awards are based on a vesting period the fair market value of the awards is determined as vesting is earned. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

Income Taxes

We account for income taxes under SFAS 109, “Accounting for Income Taxes”. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Fair Value of Financial Instruments

Our financial instruments consist of accounts receivable and notes payable. Interest rates currently available to us for debt with similar terms and remaining maturities are used to estimate fair value of such financial instruments. Accordingly, since interest rates on substantially all of our debt are variable, market based rates, the carrying amounts are a reasonable estimate of fair value.

Earnings Per Share

SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation. Potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the diluted computation, as their effect would be anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investment instruments purchased with remaining maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows and other statements. We maintain cash on deposit, which, at times, exceed federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and equivalents.

Revenue Recognition

It is our policy to recognize revenue when title passes to our customers based on the contractual point of delivery.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost. Depreciation is on a straight-line method using the estimated lives of the assets. (3-15 years). Expenditures for maintenance and repairs are charged to expense. At March 31, 2007 our fixed assets were vehicles.

Debt issue costs

Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt on an interest method of accretion over the estimated life of the debt.

Oil and Gas Properties

We follow the full cost method of accounting for oil and natural gas properties. Accordingly, all costs associated with the acquisition, exploration, and development are capitalized.

All costs included in properties subject to amortization, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of oil and natural gas properties are charged to the full cost pool and amortized.

Under the full cost method, the net book value of oil and natural gas properties are subject to a “ceiling” amount. The ceiling is the estimated after-tax future net cash flows from proved oil and natural gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unevaluated properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant for the lives of the oil and natural gas reserves, except for changes that are fixed and determinable by existing contracts. The excess, if any, of the net book value above this ceiling is charged to expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value that is usually measured based on an estimate of future discounted cash flows.

Asset Retirement Obligations

We accrue for the future plugging and abandonment of oil and natural gas assets in the period in which the obligation is incurred. We accrue costs at estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of properties subject to amortization. Over time, the liability is accreted to its settlement value and the capitalized cost is depleted over the life of the related asset. Upon settlement of the liability,

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Major Purchasers

From inception through March 31, 2007, we sold all of our natural gas production to one purchaser.

Recent Issued Accounting Standards

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended March 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on April 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated balance sheet or statement of operations.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Stock Transactions

Stock transactions in fiscal 2006:

At inception on December 30, 2005, 8 million shares of common stock were issued at no cost to our founders.

On March 15, 2006, we completed an offering of 3 million shares of common stock at a price of $0.50 per share. Fees of $81,232 in connection with the offering were offset to paid in capital.

On March 16, 2006, we issued 40,000 shares of common stock for services rendered in connection with an acquisition of an oil and natural gas property. The value assigned to the transaction was equivalent to $.50 per share as that was the most recent sales price. The cost was recorded as a professional fee expense.

On March 16, 2006, we issued 10,000 shares of common stock for consulting services. The value assigned to the transaction was equivalent to $.50 per share as that was the most recent sales price. The cost was recorded as a professional fee expense.

Stock transactions in fiscal 2007:

On April 28, 2006, we entered into a consulting agreement with Nunneley Oil and Gas Management to provide evaluations of oil & gas leases and technical data. Fees for the services were 15,000 shares of our common stock. The value of the stock was $9,000 based on our last sale price on the day the stock was earned. We recorded $9,000 as professional fee expense.

On July 31, 2006, pursuant to the reverse merger with Millennium Plastics Corporation the shareholders of Millennium Plastics Corporation retained 300,656 shares of our stock.

On August 16, 2006, we agreed to issue 200,000 shares of our common stock to Stoecklein Law Group for professional legal services provided to us. The shares were valued at a price of $.60 per share that was the price we most recently sold shares for and we expensed $120,000 as professional fees in the transaction.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

On August 16, 2006, we issued 510,000 shares of our common stock to pay for liabilities assumed from Millennium Plastics Company. The value of the stock was based on our last sales price on the day the stock was earned ($.60 per share) and totaled $306,000.

On September 10, 2006, we entered into a consulting agreement with Bill Stoeckinger to assist in the assessment of well data and geology. Fees for the services were 15,000 shares of our common stock. The value of the stock was based on our last sales price on the day the stock was earned ($.60 per share) and totaled $9,000. We recorded $9,000 as professional fee expense.

During the year ended March 31, 2007, we sold 768,000 shares of our common stock at $.60 per share. Pursuant to the sale we paid a fee of $46,000 to an individual that assisted us in obtaining capital. The fee was offset to the paid in capital recorded in the transaction.

On December 15, 2006, we amended a joint exploration agreement with an entity that holds leases on properties and issued 320,000 of our shares in lieu of cash. The common stock was valued at $200,000 and we recorded this in the oil & gas properties not subject to amortization.

On January 10, 2007, we agreed to issue 15,000 shares of our common stock valued at $15,000 for oil field services. On March 31, 2007, the shares were unissued and we have recorded $15 as stock owed not issued which represents the par value of the stock. The services cover a period that expends beyond March 31, 2007 and we recorded the value of the services through March 31, 2007 ($11,000) as direct operating cost. The remaining value of the services ($4,000) will be amortized in the first quarter of fiscal 2008.

Option transactions in fiscal 2007:

Pursuant to an employment agreement we issued 300,000 stock options to our Chief Financial Officer Todd Bart on August 16, 2006. The options vest at 100,000 per year on the anniversary of the agreement. The options have an exercise price of $1.00 per share of our common stock and they expire on August 15, 2011. The value of the options was based on the Black-Scholes pricing model and totaled $99,000 based on the following assumptions stock price-$.60; exercise price-$1.00; life 5 years; volatility 76%; yield-4.81%. Initially we recorded the value as unamortized costs of options issued for services and we will amortize this over the vesting period of the agreement as additional compensation. We will recalculate the value of the options each quarter. For the year ended March 31, 2007 we recorded $37,813 as compensation expense and the unamortized balance was $61,187. We had no other options outstanding at March 31, 2007.

Note 4 – Impairment of oil and gas properties

In fiscal 2006, we acquired a 100% working interest in certain oil and natural gas assets located in Allen County, Kansas known as the Gas City field. The assets included producing wells, approximately 10,000 acres of leasehold and a gathering system with a connection to an Oneok natural gas pipeline. The purchase price for the assets was $750,000. We also recorded a $22,000 liability for the asset retirement obligation associated with the plugging and abandonment of the wells acquired. Based upon reserve reports and management’s evaluation of the acquisition, $468,081 of the purchase price was considered to be impaired and was expensed. In fiscal 2007

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

there was further impairment of these assets totaling $273,959 based on reserve studies of the present value of the discounted cash flows.

Note 5 - Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to different treatment between book and tax bases. There is approximately $2,596,000 of net operating loss carry-forwards which expire in 2021-2022. The net deferred tax is as follows:

	March 31, 2007	March 31, 2006
Non-current deferred tax asset (liabilities):
Net operating loss carry-forward	$ 908,000	$ 180,000
Valuation allowance	(908,000)	(180,000)
Total deferred tax net	$ -	$ -

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations for the year ended March 31, 2007 and the period from inception through March 31, 2006 is as follows:

	March 31, 2007	March 31, 2006
Statutory tax rate	34.0%	34.0%
Change in valuation allowance	(34.0%)	(34.0%)
Effective tax rate	0.0%	0.0%

Note 6 - Asset Retirement Obligations

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented. Accretion of the liability was recorded as interest expense.

	March 31, 2007	March 31, 2006
Asset retirement obligation, beginning of period	$ 22,038	$ -
Liabilities incurred during the period	-	22,000
Liabilities settled during the period	-	-
Accretion	1,870	38
Asset retirement obligations, end of period	$ 23,908	$ 22,038

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Convertible Note

On August 3, 2007, we sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010. The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $2.00 per share.

Note 8 – Goodwill From Reverse Merger

Pursuant to the reverse merger with Millennium Plastics Corporation we assumed liabilities totaling $687,000 and received a patent that had a no book value. We issued stock and cash to pay the liabilities and have sold the patent for $10,000. We had an expense of $677,000 for goodwill resulting from the reverse merger.

Note 9 - Related Party Transactions

We acquired a vehicle from our President for $35,500 that approximated the fair market value at the time of purchase.

We entered an agreement where we advanced funds to our Chief Financial Officer on August 1, 2006. The note is unsecured and totaled $22,000. Interest is at 7.5% and we recorded interest of $1,100 for the year ended March 31, 2007. The note is due July 31, 2009.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger. In exchange for the patent, we received a note for $10,000 payable on December 31, 2006. The note is in default but we believe the note will be paid in fiscal 2008.

Our Chief Executive Officer, Steve Cochennet, has agreed to accrue his salary. As of March 31, 2007, $84,500 has been accrued and has been recorded as accrued salary payable to Officer. Subsequent to March 31, 2007 the accrued salary has been paid.

On September 26, 2006, we entered into a letter agreement with MorMeg, LLC, a shareholder, and secured an option to participate in a joint exploration agreement. The cost of the option was $100,000. On December 15, 2006 pursuant to amendment No. 1 to the Letter Agreement we issued 320,000 shares of our stock (valued at $200,000) to extend our option to enter into the joint exploration agreement for an additional 120 days. See subsequent events for the payment of a fee in connection with the joint exploration agreement.

On March 14, and July 21, 2006, we paid consulting fees totaling $121,000 in connection with our financing activities to a shareholder of the Company.

Note 10 - Commitments and Contingencies

Effective August 7, 2006, we entered into a lease for office space through July 31, 2007. Payments for rent were $21,682 during the year ended March 31, 2007. On April 1, 2007, we

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

leased additional space through March 31, 2008. Commitments for lease payments total $17,192 under these lease agreements for the year ending March 31, 2008.

Note 11- Note Payable

On November 15, 2006, we entered into a note payable with a bank in the amount of $100,000. The note was subsequently increased to $350,000. The note had an interest rate of 9% and was secured by substantially all of our assets. The principal and interest was paid off on April 18, 2007.

Note 12 – Cost of Oil and Natural Gas Properties

General

The following is information related to the Company’s oil and gas development and producing activities in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”. The information is for the period from inception (December 30, 2005) through March 31, 2006 and for the year ended March 31, 2007.

Results of operations from oil and natural gas producing activities

The following table shows the results of operations from the Company’s oil and gas producing activities. Results of operations from these activities are determined using historical revenues, production costs and depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense is excluded from this determination.

	March 31, 2007	March 31, 2006
Production revenues	$ 90,800	$ 2,142
Production costs	(172,417)	(14,599)
Depletion and depreciation	(11,477)	(385)
Income taxes	-	-
Results of operations for producing activities	$ (93,094)	$ (12,842)

Capitalized costs of oil and natural gas producing properties

The Company’s aggregate capitalized costs related to oil and natural gas producing activities are as follows:

	March 31, 2007	March 31, 2006
Proved	$ 11,862	$ 244,337
Unevaluated and unproved	322,178	59,582
Accumulated depreciation and depletion	(11,862)	(385)
Net capitalized costs	$ 322,178	$ 303,534

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Unproved and unevaluated properties are not included in the Full Cost Pool and are therefore not subject to depletion or depreciation. These assets consist primarily of leases that have not been evaluated. We will continue to evaluate our unproved and unevaluated properties; however, the timing of such evaluation has not been determined.

Capitalized costs incurred for oil and natural gas producing activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	March 31, 2007	March 31, 2006
Acquisition of proved and unproved properties	$ 304,080	$ 772,000
Development costs	-	-
Exploration costs	-	-
Total	$ 304,080	$ 772,000

Note 13 - Subsequent Events

On April 12, 2007 we sold 6,300,000 shares of our stock and $6,300,000 senior secured debentures. Proceeds from the sale net of costs were $5,657,964. The debentures pay interest at 10% per annum and mature March 31, 2010. The allocation of sale proceeds is based on the ratable fair market value of the stock and debentures on the date of sale. The transaction costs of $642,035 will be amortized over the term of the debentures. We have the option to pay interest on the debentures in cash or in shares of our stock based on a price equal to 85% of the weighted average price of our stock over a 30-day period preceding the interest date. We have to meet production thresholds during the period the debentures are outstanding. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the days we will be required to issue an additional 3,000,000 shares to the debenture holders for each period we fail to meet the thresholds. We are required to register the shares that were issued in this transaction and if we are unable to meet certain registration deadlines we may have to pay a penalty, ranging from .005% to 10%, to the debenture holders. On June 8, 2007 we are committed to sell an additional 2,700,000 of our shares and issue $2,700,000 of secured debentures with terms identical to the April 12 sale.

On April 18, 2007, we acquired the working interests of certain producing properties for $400,000 from a shareholder. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid.

We entered into a joint operating agreement with a shareholder, MorMeg, LLC and advanced $4,000,000 that will be used for acquisition and development. We also completed an obligation with MorMeg, LLC by payment of $200,000.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

On May 4, 2007, the Governance, Compensation and Nominating Committee of the Board of Directors established compensation for board and committee members. The three non-employee Directors received one-fourth ($2,500) of their annual retainer of $10,000, during the month of May, 2007. Additionally, the Audit Committee Chairman, Mr. Dammeyer, received 9,600 shares of common stock, representing the stock portion of his compensation for Audit Committee Chairman. Mr. Dammeyer also received $2,500 for the cash portion of his compensation for Audit Committee Chairman during May, 2007. We granted 200,000 options to each of our three non-employee Directors, 1,000,000 options to our CEO Mr. Steve Cochennet, 300,000 options to Mr. Mark Haas, a principal with MorMeg, LLC, and a total of 125,000 options to two of our employees. All of the options had a strike price of $1.25 per share (approximate market price of our stock on the date of grant) for a period of 4 years.

On May 4, 2007, we increased the number of issuable shares under our 2002/2003 option plan to 5,000,000 shares.

Note 14 – Supplemental Oil and Natural Gas Reserve Information (Unaudited)

(a) General

Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by McCune Engineering, independent petroleum engineers, using market prices at the end of each of the periods presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact. The information is for the period from inception (December 30, 2005) through March 31, 2006 and for the year ended March 31, 2007.

(b) Estimated Oil and Gas Reserve Quantities

Our ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below.

Gas –mcf
Proved reserves:
Balance at inception (December 30, 2005)	-
Purchase of reserves-in-place	229,912
Production	(395)
Balance March 31, 2006	229,517

There were no revisions of previous estimates of reserves or extensions and discoveries during the period from inception (December 30, 2005) through March 31, 2006.

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Gas-mcf
Proved reserves:
Balance March 31, 2006	229,517
Revisions of previous estimates	(212,077)
Production	(17,440)
Balance March 31, 2007	--

There were no extensions and discoveries or purchases of reserves-in-place during the year ended March 31, 2007.

Proved developed reserves at the end of the period:

Gas-mcf	Gas-mcf
March 31, 2007	March 31, 2006
44,621	229,517

(c) Standardized measure of discounted future cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below. There were no proved reserves at inception. The standardized measure of future cash flows as of March 31, 2007 and 2006 is calculated using a price per Mcf of natural gas of $5.37 and $5.05, respectively. The gas price was the Williams/Southern Star Central spot gas price (inside FERC index) at the end of the period. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

There were no proved reserves at inception (December 30, 2005).

	March 31, 2007	March 31, 2006
Future production revenue	$ 240,000	$ 1,103,000
Future production costs	(240,000)	(775,000)
Future development costs	-	-
Future cash flows before income taxes	-	328,000
Future income taxes	-	-
Future net cash flows	-	328,000
10% annual discount for estimating of future cash flows	-	(84,000)
Standardized measure of discounted net cash flows	$ -	$ 244,000

EnerJex Resources, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

(d) Changes in Standardized Measure of Discounted Future Net Cash Flows

At March 31, 2007, the future production costs exceeded the production revenue.

Balance December 30, 2005 (inception) (1)	$ -
Sales, net of production costs	-
Acquisition of gas in place	244,000
Balance March 31, 2006	244,000
Sales, net of production costs	(18,000)
Net change in pricing and production costs (1)	(60,000)
Net change in future estimated development costs	(90,000)
Extensions and discoveries	-
Revisions	(77,000)
Accretion of discount	1,000
Change in income tax	-
Balance March 31, 2007	$ -
(1)	Production costs exceeded sales in fiscal 2006 and 2007.