Form 10QSB
period 2007-06-30
EnerJex Resources, Inc.
filed 2007-08-17
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 2, 2007 was 22,203,256 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$ 6,139,743
Accounts receivable	145,564
Notes and interest receivable	10,300
Deposits and prepaid expenses	32,453

Total current assets	6,328,060

Fixed assets	49,341
Accumulated depreciation	(11,094)

Total fixed assets	38,247

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	36,010
Properties subject to amortization	1,960,524

Total other assets	1,996,534

Total assets	$ 8,362,841

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$ 187,042
Accrued liabilities	37,638

Total current liabilities	224,680

Asset retirement obligation	126,415

Long term debt	9,000,000

Convertible note payable	25,000

Contingencies and commitments

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value, 100,000,000
shares authorized; 22,203,256 shares issued
and outstanding	22,203
Paid in capital	20,660,807
Unamortized cost of stock issued for service	(10,000)
Unamortized loan fees	(432,275)
Unamortized loan interest	(4,324,234)
Unamortized cost related to loan penalty	(9,873,729)
Retained deficit	(7,056,026)

Total stockholders' equity (deficit)	(1,013,254)

Total liabilities and stockholders' equity (deficit)	$ 8,362,841

See notes to condensed consolidated financial statements

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Oil and gas revenues	$ 146,203	$ 18,531

Costs and operating expenses
Direct operating costs	59,042	25,380
Repairs on oil & gas equipment	-	114,891
Professional fees	874,505	41,050
Salary expense	1,122,190	2,114
Office expense	127,718	34,454
Depreciation, depletion and amortization	16,464	7,518

Total cost and operating expenses	2,199,919	225,407

Loss from operations	(2,053,716)	(206,876)

Other income (expense):
Interest expense	(69,742)	(480)
Loan fee expense	(34,560)	-
Loan interest accretion	(175,766)	-
Loan penalty expense	(2,126,271)	-
Interest income	-	1,472

Total other income (expense)	(2,406,339)	992

Net loss	$ (4,460,055)	$ (205,884)

Net loss per share of common stock-basic
and diluted	$ (0.23)	$ (0.02)

Weighted average shares outstanding	19,163,511	11,195,678

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (4,460,055)	$ (205,884)
Depreciation and depletion	16,464	7,518
Amortization of stock and options for services	1,807,871	9,000
Loan penalty costs	2,126,271	-
Loan costs	210,326	-
Accretion of asset retirement obligation	507	480
Adjustments to reconcile net (loss) to cash used
in operating activities:
Accounts receivable	(141,426)	(19,352)
Deposits and prepaid expenses	(25,780)	2,215
Accounts payable	144,743	(5,118)
Accrued liabilities	(58,251)	4,430

Cash used in operating activities	(379,330)	(206,711)

Cash flows from investing activities:
Purchase of equipment	(13,841)	(35,500)
Additions to oil & gas properties	(1,586,601)	-

Cash used in investing activities	(1,600,442)	(35,500)

Cash flows from financing activities:
Proceeds from sales of common stock	4,313,757	271,200
Payments received on notes receivable	23,100	-
Notes payable, net	(350,000)	-
Proceeds from long-term debt	4,033,165	-

Cash provided from financing activities	8,020,022	271,200

Increase (decrease) in cash & cash equivalents	6,040,250	28,989

Cash and cash equivalents, beginning	99,493	590,432

Cash and cash equivalents, end	$ 6,139,743	$ 619,421

Interest paid	$ 75,935	$ 38
Income tax paid	$ -	$ -

Non cash transactions:

Stock and options issued for services	$ 2,018,655	$ -

Asset retirement obligation	$ 102,000	$ -

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

Note 1- Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended March 31, 2007.

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

Note 3 - Common Stock

Stock transactions in fiscal 2008:

On May 4, 2007, we issued 9,600 shares of common stock to a Director and chairman of our Audit Committee for services over the next year. We recorded director compensation in the amount of $2,000 and unamortized stock-based compensation of $10,000 to be expensed over the remaining term of service.

On May 22, 2007, we issued 15,000 shares of common stock previously authorized and un-issued.

During the three months ended June 30, 2007 we issued 9,000,000 shares of our common stock pursuant to our “Mortgage Security Agreement’s” entered into on April 12, 2007 and June 8, 20007. We allocated $4,500,000 of the $9,000,000 to the equity portion of the transaction (See Note 5). The transaction costs of the equity sale were $466,834 resulting in $4,033,135 in net proceeds.

Option and Warrant transactions in fiscal 2008:

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer, Todd Bart. Pursuant to the agreement we vested his 300,000 options and he has until September 13, 2007 to exercise the options. We expensed the remaining value of the

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

unamortized costs of options in the amount of $61,187 as compensation.

On May 4, 2007, we granted an option to purchase 1,000,000 shares of our common stock to our President and CEO. The options are considered fully vested on grant. The options have an exercise price of $1.25 and they expire on May 3, 2011. The fair value of the option based on the Black-Scholes pricing model was $859,622. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At June 30, 2007, we recorded the full value as additional related – party compensation.

On May 4, 2007, we granted options to purchase 125,000 shares of our common stock to two employees as a bonus for services. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $107,453. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At June 30, 2007, we recorded the full value as additional employee compensation.

On May 4, 2007, we granted an option to purchase 300,000 shares of our common stock to a service provider for services rendered. The option is considered fully vested on the date of grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $257,887. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At June 30, 2007, we recorded the full value as capitalized contract labor.

On May 4, 2007, we granted options to purchase 600,000 shares of our common stock to our three Directors for their services to the Company. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $515,772. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At June 30, 2007, we recorded the full value as board compensation expense.

On April 12, 2007, we granted a warrant to purchase 375,000 of our common stock to C.K. Cooper & Company as partial payment for services render in connection with our financing activities. The warrant has an exercise price of $0.60 and expires on April 11, 2010. The fair value of the options based on the Black-Scholes pricing model totaled $280,591. The following assumptions were used in the valuation: stock price-$1.00; exercise price-$0.60; life 3 years; volatility 106%; yield-4.66. We have included the value of the warrants with the loan and equity transaction costs (See Note 5).

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

A summary of stock options and warrants is as follows:

	Options		Warrants
Outstanding 03/31/07	300,000	$1.00	-	$ -
Granted	2,025,000	1.25	375,000	0.60
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding 06/30/07	2,325,000	$1.22	375,000	$0.60

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations for the financial statements presented. Accretion of $507 was recorded as interest expense. During the three months ended June 30, 2007 we recorded $102,000 as new additional asset retirement liabilities.

June 30,
2007
Asset retirement obligation, beginning of period	$ 23,908
Liabilities incurred during the period	102,000
Liabilities settled during the period	-
Accretion	507
Asset retirement obligations, end of period	$ 126,415

Note 5 - Long-Term Debt

On April 11, 2007, we entered into a Securities Purchase Agreement, Registration Rights Agreements, Senior Secured Debentures, a Pledge and Security Agreement, a Secured Guaranty, and other related agreements (the “Financing Agreements”), with DKR Soundshore Oasis Holding Fund Ltd., West Coast Opportunity Fund, LLC, Enable Growth Partners LP, Enable Opportunity Partners LP, Glacier Partners LP, and Frey Living Trust (the “Buyers”). Pursuant to the Financing Agreements, we authorized a new series of senior secured debentures (the “Debentures”). Under the terms of the Financing Agreements, we agreed to sell Debentures for a total purchase price of $9,000,000. In connection with the purchase, we agreed to issue the Buyer one share of our common stock for each dollar purchased for a total issuance of 9,000,000 shares The first closing occurred on April 12, 2007 with a total of $6,300,000 in debentures being sold and the remaining $2,700,000 closing on June 21, 2007.

The proceeds from the debentures were allocated to the note payable and the stock issued based on the fair market value of each item that we calculated to be $9,000,000 for each item. Since each of the instruments had a value equal to 50% of the total we allocated $4,500,000 to stock and $4,500,000 to the note. We have recorded the maturity value of the note at $9,000,000 and in the equity section we recorded the loan costs of $4,500,000 that will accrete as interest based on the interest method over the period of issue to maturity. The amount of interest accreted for

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

the period ended June 30, 2007 was $175,766. The unamortized loan interest at June 30, 2007 was $4,324,234.

Net Proceeds from the debenture totaled $8,346,922 after payment of $653,078 of fees. Also included as fees relating to the debentures was the fair market value of the warrants of $280,591. We allocated $466,835 (50% of the costs) to unamortized loan fees and will amortize those fees over the life of the loan. For the period ended June 30, 2007 we recorded as loan fee expense $34,660 and the unamortized loan fees were $432,275. The remaining $466,834 of fees were offset against paid in capital as these were costs associated with the equity portion of the debenture.

The Debentures have a three-year term, maturing on March 31, 2010 and bear interest at a rate equal to 10% per annum. Interest is payable quarterly in arrears on the first day of each succeeding quarter. We may, pay interest in either cash or registered shares of our common stock. The Debenture has no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers. The Debentures are guaranteed, pursuant to the “Secured Guaranty” and “Pledge and Security Agreement” by us and secured by a security interest in all of our assets and assignments of production.

Pursuant to the agreements, during the term of the debentures, we are required to produce a minimum average daily quantity of oil and natural gas. The production thresholds will be measured at six month intervals beginning December 31, 2007 and ending on June 30, 2009. In the event that for any Measurement Date specified above, we do not meet the production thresholds applicable to such Measurement Date, then we shall issue to the Buyers an aggregate 3,000,000 shares of common stock for each threshold date (up to 12,000,000 shares total). Each Buyer may elect to receive common stock purchase warrants in lieu of its allocation of shares of common stock. Such warrants shall have an exercise price of $0.01 per share and be exercisable for a four year term. At June 30, 2007, we have recorded unamortized cost relating to loan penalty of $12,000,000 and this will be expensed until such time as production levels reach the required threshold levels, or through June 30, 2009 in the event production thresholds are not met. At June 30, 2007, we recorded loan penalty expense of $2,126,271.

Pursuant to the terms of the Registration Rights Agreement between us and Buyers, we are obligated to file a minimum of three registration statements registering the 9,000,000 shares of common stock or shares of common stock underlying the common stock purchase warrants, 3,000,000 interest shares potentially due under the Debentures, and up to 12,000,000 production threshold shares. If we fail to obtain and maintain effectiveness of a registration statement, we will be obligated to pay cash to each Buyer equal to: (i) 0.5% of the aggregate purchase price allocable to such Buyer’s registrable securities included in such registration statement for the first 30 day period following such effectiveness failure or maintenance failure, (ii) 0.75% of the aggregate Purchase price allocable to such Buyer’s registrable securities in such registration statement for the following thirty day period; and (iii) 1% of the aggregate purchase price allocable to such Buyer’s registrable securities included in the registration statement for every thirty day period thereafter. These payments are capped at 10% of the Buyer’s original purchase

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

price under the Debentures. The first registration statement, registering 3,000,000 shares of common stock, became effective on August 14, 2007.

Long-term debt consists of the following:

June 30, 2007
Long term debenture	$ 9,000,000
Convertible note payable	25,000
Total long-term debt	$ 9,025,000

Note 6 - Oil & Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC whereby we agreed to advance $4,000,000 to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in all production originating from the Black Oaks field until such point when total revenues are equal to development costs. Upon equalization of development cost and revenue, our working interest will adjust downward to 70% and MorMeg will increase their working interest to 30%. In addition, we agreed to pay MorMeg, LLC a one time cash payment in the amount of $200,000 and issue 360,000 shares of our common stock pursuant to the original amended letter agreement dated December 15, 2006. As of June 30, 2007 we fulfilled this obligation.

On April 18, 2007 we entered into a “Purchase and Sale Agreement” with MorMeg, LLC, a related party, to acquire the lease interests of certain producing properties for $400,000. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid. As of June 20, 2007 this has been paid.

Note 7 - Related party transactions

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger. We received a note for $10,000 payable on December 31, 2006 for the patent. As of June 30, 2007 the note is unpaid and has accrued interest receivable in the amount of $300. The principal amount of the note was repaid after the quarter and we agreed to write off the accrued interest.

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer, Todd Bart. Pursuant to the agreement, we agreed to pay Mr. Bart a total of $56,000 as severance subject to his payment in full of the outstanding promissory note in the amount of $22,000 and accrued interest.

Note 8 - Commitments and Contingencies

Pursuant to the terms of our financing agreement entered into on April 11, 2007, we have committed to various 30-day average production thresholds as follows: (1) the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; (2) 182 BOPDE by June 30, 2008; (3) 170 BOPDE by December 31, 2008 (4) 206 BOPDE by June 30, 2009. If we do not

EnerJex Resources, Inc.

Notes To Consolidated Condensed Financial Statements

meet those thresholds on any of the days we will be required to issue an additional 3,000,000 registered shares to the debenture holders for each period we fail to meet the thresholds. In the event we are unable to meet registration requirements, we may have to pay a penalty, ranging from 0.5% to 10%, to the debenture holders.

Note 9 - Subsequent Events

On August 10, 2007, we entered into an amended and restated “Letter Agreement” with Euramerica Energy, Inc. (“Euramerica”) whereby we agreed to negotiate the issuance of an option to Euramerica for the purchase of our Gas City Property at a purchase price of $1,200,000 expiring March 1, 2008. For consideration of the option, Euramerica has paid $524,000 towards exploratory drilling costs associated with the development of the Gas City Property. We will receive a 10% management fee paid from net revenue interest for services provided during the development. If Euramerica exercises its purchase option on or before March 1, 2008, $300,000 would be due upon execution of the purchase agreement and the remaining $900,000 would be due in three equal installments of $300,000 payable quarterly. As part of this agreement, Euramerica will be required to provide up to $2,000,000 in additional well development funding for the project. We will retain title on these properties until the purchase price has been paid in full. We will continue to receive a 5% working interest in the properties until equalization of development cost and revenue, whereas our working interest will adjust upwards to 25% and Euramerica will decrease their working interest to 75%.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	potential default under our secured obligations or material debt agreements;
o	approval of certain parts of our operations by state regulations;
o	increases in interest rates or our cost of borrowing;
o	deterioration in general or regional (especially Southern Kansas) economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o

the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;

o	inability to achieve future sales levels or other operating results;
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

o	fluctuations in the price of oil and natural gas;
o	the ability of management to effectively implement our strategies and business plan;
o	the unavailability of funds for capital expenditures; and
o	inefficiencies in our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this Form 10-QSB, references to “we”, “our”, “us”, “EnerJex”, “the Company”, and similar terms refer to EnerJex Resources, Inc. and its operating subsidiary, Midwest Energy, Inc.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

EnerJex is an oil and natural gas acquisition, exploration and development company formed in December 2005. Operations, conducted solely through Midwest, its wholly owned operating subsidiary, are focused on the mid-continent region of the United States. EnerJex acquires oil and natural gas assets that have existing production and cash flow.

Once acquired, EnerJex implements an exploration and development program to accelerate the recovery of the existing oil and natural gas as well as explore for additional reserves.

More information on EnerJex and its operations can be found on our website: www.EnerJexResources.com. However, the information on our website is not incorporated by reference or otherwise into this report.

Results of Operations for the Three Months Ended June 30, 2007.

We are in the early stage of developing properties in Kansas and therefore currently have minimal production and in-turn revenues from these properties of only $146,203 during the three months ended June 30, 2007. Our operations to date have been primarily limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities underway or planned for 2007 or in connection with other acquisition activities. Accordingly, the oil and gas operations reflected in the three months ended June 30, 2007, we believe are not indicative of future oil and gas operations.

As a result of the completion of a reverse merger in August 2006, comparative period disclosure is not presented. However, significant items from our statement of operations are as follows:

Revenue

For the quarter ended June 30, 2007, we generated $146,203 in revenues, which was primarily from the sale of oil.

Expenses

Our expenses to date have consisted principally of repairs, maintenance and evaluating the Gas City Field, general and administrative costs associated with evaluating other potential acquisitions, hiring employees and raising capital. We expect these costs to continue as we proceed with our development plans.

Direct Operating Costs; We incurred direct operating costs of $59,042 for the three months ended June 30, 2007, which equated to approximately 40% of oil and gas revenues. We anticipate direct operating costs to remain around this percentage level as our operations increase; however, our management will continually strive to manage costs as and where appropriate.

Professional Fees; For the quarter ended June 30, 2007 we incurred $874,505 in professional fees, which included non cash charges of $775,610 which were primarily related to options awarded to Board members and an outside consultant. We do not anticipate professional fees to continue at this rate unless we enter into similar financing or extraordinary transactions.

Salary Expense for the three month period ended June 30, 2007 was $1,122,190, which included a non-cash charge of $967,075 primarily related to the expensing of options issued for services and other equity based charges.

Loss from Operations. For the quarter ended June 30, 2007, we lost $2,053,716 from operations. During this quarter, we had $1,742,685 of non-cash expenses which contributed to this loss; however, until such time as our revenues substantially increase we anticipate incurring an operating loss. Management is continually monitoring our current production and evaluating several potential acquisitions to greatly enhance our revenues and operating results.

Other Expenses

Loan penalty expense; We recorded $2,126,271 in loan penalty expense during the three-months ended June 30, 2007, which is directly attributable to the accretion of the potential expense related to the issuance of threshold shares related to our $9 million debenture financing. This expense will continue to be recorded on our statement of operations until such time as we have production sufficient to satisfy the required hurdles outlined in the debenture financing agreements.

We also had interest expense of $69,742, loan fee expense of $34,560 and loan interest accretion of $175,766 relating to the $9 million of debentures

Total expenses for the three months ended June 30, 2007 were $4,606,258. We had a net loss for the same period of $4,460,055 or $0.23 per share.

Because our operating expenses have greatly exceeded our revenues, we have not attributed any reserves to our properties for the three months ended June 30, 2007.

Operation Plan

Our plan is to acquire oil and natural gas assets primarily in the mid-continent region of the United States. However, over time we may expand our area of operations as opportunities to do so become available. Once these assets are acquired we plan to continue to focus our efforts on increasing production of oil and natural gas cash flows and enhancing our net asset value.

We expect to achieve these results by:

•	Investing additional capital in development drilling and in secondary and tertiary recovery of oil as well as natural gas;
•	Using the latest technologies available to the oil and natural gas industry in our operations; and
•	Finding additional oil and natural gas reserves on the properties we acquire.

We recently completed a private placement of Senior Secured Debentures for $9 million (before fees and expenses) that will allow us to continue to implement our business plan. The proceeds will primarily be used for the following:

Black Oaks Field

We acquired an option to purchase and participate in the development of 1,980 acres in the Woodson and Greenwood counties of Kansas for $500,000 in stock and cash. In addition, as part of the agreement we established a joint operating account and funded it with $4 million specifically for the initial development of this field. In doing so, we acquired a 95% working interest in the Black Oaks Field which currently produces approximately 45 barrels of oil per day. The former owner of the field retained a 5% carried interest in the field. Once the net cash flow (revenues less operating expenses and capital expenditures) from the property has paid for our investment, plus the cost of the capital obtained to develop the property, this 5% carried interest will convert to a 30% working interest (non-carried). The cost of the capital will include the interest paid to the purchasers of the Senior Secured Debentures as well as the value of common stock issued to these purchasers that is ultimately allocated to the Black Oaks Field.

As part of the (Phase 1) initiative, we have drilled and completed six new development wells and drilled and are working towards completion of six additional development wells and eleven water injection wells.

The balance of the $4 million (Phase 1) investment will likely be made during the next five months drilling more new development wells which we believe will significantly increase the production and cash flow from the Black Oaks Field.

If the (Phase 1) investment in the Black Oaks Field produces the results we believe it will, assuming capital is available we plan to invest an additional $6 million to further develop the 1,980 acres. This additional $6 million investment would require additional funds to be acquired, through either a debt or equity offering. In addition, the option acquired for $500,000 allows us to participate in another 2100 acre development and secondary recovery project with the same partner, in the same area, and under similar terms. The total capital required for the second project, named the “Nickel Town Field,” could be approximately $15.4 million.

Thoren Lease

On April 27, 2007, we acquired a 240 acre lease in Douglas county Kansas for $400,000 (subject to customary closing adjustments). The acquisition included a 100% interest in and to all rights and easements incident or appurtenant to the Lease; 12 oil wells, 4 water injection wells, and one water supply well.

We acquired a .8476563 net revenue interest on production from the Lease. Current production from the Lease approximates 28 barrels of oil per day.

The terms of the sale agreement states that upon payout of the purchase price, including operating costs and total capital expenditures, including cost of capital from the cash flow from the Lease, the former owner of the lease shall be assigned a 25% working interest in the Lease.

We have nearly completed our original planned spend of $600,000 since we began developing the field, primarily by drilling additional development wells, water injection wells and equipment and infrastructure needed to increase production. We are currently evaluating investing an additional $300,000 in a second phase of drilling additional development wells. The geology and production to date has been encouraging.

Gas City Property

In February 2006, we acquired approximately 8,105 acres of land held by leases, 11 recently (within the past three years) drilled wells, a gas gathering system and an interstate pipeline tap and a salt water disposal system for the field. The asset is located in Allen County, Kansas. Due to attrition and an attempt to centralize the acreage, we currently own approximately 6,600 acres of oil and gas leases, eleven (11) existing wells completed as natural gas producers, gas gathering system, compressor, tap and dehydration system tied to an interstate pipeline, and one (1) salt water disposal well along with a salt water disposal system for the field. We originally allocated $1 million from the debentures, however, we are currently in the process of a potential sale of the property to Euramerica Energy, Inc. pursuant to the Well Development Agreement and Option described below.

The reserves for the Gas City Field have been fully written-down on the financial records of the business as of June 30, 2007, and until such time as a financially viable operating plan can be finalized will be considered impaired.

Well Development Agreement and Option

On July 12, 2007, we entered into a letter agreement with Euramerica Energy Inc., describing the terms for proceeding with an exploration and development program on the leases on the Gas City Property. On August 10, 2007, we amended and restated the letter agreement and we agreed to commence a development initiative upon the property under certain terms. Additionally, we granted Euramerica an option to purchase the property through March 1, 2008 at a purchase price of $1,200,000, which value represents the original purchase price plus capital invested by us in the development of the property to date.

The following describes certain material terms of the Well Development Agreement and Option. The description below is not a complete description of all terms of the agreement and is qualified in its entirety by reference to the agreement attached hereto as Exhibit 10.31.

Well Development Program

•

Euramerica paid us $524,000. $250,000 will be used for exploratory drilling, logging and testing on as many test wells the funds will allow, which shall include the plugging costs associated therewith. We will analyze the test wells, discuss the results with Euramerica, and we will mutually decide on the appropriation of an additional $250,000, with the goal of putting on production up to five of the new wells drilled on the property. The remaining $24,000 will be used for the use of a rotary screw for seven (7) months and to install a separator.

•	Drilling, logging, testing, and completion of the wells is scheduled to be completed on or before November 10, 2007.
•	We will be the operator of the wells. Location of the wells will be upon agreement of Euramerica and us.
•	As the operator we are responsible for the payment of all royalties and interests on the wells.
•

We shall own all of the production from the wells and all assets associated with the wells. There will be no transfer of assets or ownership of the property to Euramerica until the full option purchase price is paid.

•	We shall be paid a 10% management fee for our services, which will be paid from the Net Revenue Interest (“NRI”) from production of the wells.
•

For purposes of the agreement, NRI means the proceeds from the sale of hydrocarbons (crude oil and/or natural gas) less all costs necessary to cause, maintain, and transport the production of hydrocarbons from the wells. Cost may include but not be limited to the following: royalty interest, over-riding royalty interest, severance taxes, property taxes, product transportation and marketing costs, well work over cost, maintenance cost, supervision cost, insurance cost, and administrative cost.

•

On a monthly basis (on or before the 10th day of each month, commencing in November 2007) we will pay Euramerica 90% of the NRI generated from the newly drilled wells that are put in to production. We will provide Euramerica with a monthly accounting of the revenues and production from the wells at the same time we make the monthly payment to Euramerica.

Property Option

•	Euramerica was, upon payment of the $524,000 described above, granted an option to purchase the property through March 1, 2008 at $1,200,000.
•

If Euramerica desires to exercise the option, the purchase price shall be paid either in full or at Euramerica’s sole option in four (4) equal quarterly installments of $300,000 beginning simultaneously with the option exercise.

•	Title of the property will only transfer to Euramerica upon payment of the full purchase price.
•	Both parties will execute operating agreements concurrent with the Euramerica exercise of the option.
•

Upon payment of the first purchase price installment or the entire purchase price, our 10% management fee will be converted into a 5% carried working interest in the property. At pay-out of the project’s total expenses from revenue, our 5% carried interest will convert to a 25% working interest in and to the property as set forth in the operating agreements.

Summary

We have several other projects that are in various stages of discussions and we are continually evaluating oil and gas opportunities in the mid-continent region. With the agreement with Euramerica we now have $900,000 in capital initially allocated to the Gas City project which we plan to redeploy in the near term. We plan to bring multiple potential acquisitions to our current financial partner for evaluation. It is our vision to grow the business in a disciplined and well planned manner.

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

Because of our limited operating history we have yet to generate any significant revenues from the sale of oil or natural gas (only $146,203 for the three months ended June 30, 2007). Our activities have been limited to raising capital, negotiating WI agreements, mineral lease acquisition, becoming a publicly traded company, and preliminary analysis of reserves and production capabilities from our exploratory test wells. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources. We have implemented a Crude Oil and Natural Gas hedging strategy that will allow us to hedge up to 80% of our production to mitigate some our exposure to changing prices.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we anticipate we will be able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, and sales of reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007.

June 30,
2007

Current Assets	$6,328,060

Current Liabilities	$ 224,680

Working Capital	$6,103,380

Financing. On August 3, 2006, our subsidiary, Midwest Energy, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger with Midwest Energy, Inc. We received a note for $10,000 payable due December 31, 2006 for the patent. As of the quarter ended June 30, 2007, the note was in default, but has since been paid in full.

On November 15, 2006, we entered into a term loan with a bank in the amount of $100,000. The note was subsequently increased to $350,000. The note had an interest rate of 9% and was secured by substantially all of our assets. The principal and interest was paid off on April 18, 2007.

On April 11, 2007, we completed a $9 million private placement of Senior Secured Debentures (the “Debentures”). In accordance with the terms of the Debentures, we received $6.3 million (before expenses and placement fees) at the first closing and an additional $2.7 million (before closing fees and expenses) at the second closing on June 21, 2007. In connection with the sale of the Debentures, we agreed to issue the Buyers 9,000,000 shares of common stock or common stock purchase warrants, (6,300,000 shares of common stock were issued on April 13, 2007) each warrant entitling the holder to purchase one share of our common stock at $0.01 per share (the “Closing Securities”). On the Second Closing date of June 21, 2007, we agreed to deliver to the Buyers, the remaining Debentures and Closing Securities equal to and in exchange of the purchase price of $2,700,000 (2,700,000 shares of common stock were issued on June 26, 2007). In addition, we may be required to issue the Buyers up to an additional 12,000,000 shares of common stock or warrants in the event Midwest fails to meet certain production thresholds over the term of the debentures. To avoid issuing these additional shares, we must have production of the equivalent to 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009.

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

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV or WI partnerships. We do not anticipate that we will generate operating cash flow to meet our working capital needs until such time as we can generate sufficient revenues to meet operating needs, which may take several years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to grow.

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

Over the next twelve months we believe that our existing capital combined with cash flow from operations and funds from the $9 million private placement, will be sufficient to sustain our current operations and planned expansion without requiring additional financing.

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

On April 11, 2007, we entered into a $9 million credit facility with certain Buyers pursuant to securities purchase agreement and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•

Failure to timely file the registration statements (at least 3 are required) and have them declared effective by the SEC within the time periods set forth in the Registration Rights Agreement (the initial registration went effective on August 14, 2007);

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

We are required to file the three required registration statements as follows:

•

The first registration statement must be filed on or before (75 days after initial closing) approximately June 25, 2007 and must have the registration statement declared effective on or before (150 days after the first filing deadline) September 8, 2007. This registration statement went effective on August 14, 2007.

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

We have to meet 30 day average production thresholds during the period the debentures are outstanding. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the periods highlighted we will be required to issue an additional 3,000,000 shares to the debenture holders for each period we fail to meet the thresholds. The issuance of threshold shares may cause immediate dilution to the interests of other stockholders.

Risks Associated with Our Business

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at our fiscal year ended March 31, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. As a result of our recent acquisition of mineral leases we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

•	our ability to raise adequate working capital;
•	success of our development and exploration efforts;
•	demand for natural gas and oil;
•	the level of our competition;
•	our ability to attract and maintain key management and employees; and
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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations for 12 months. After that time we will need to rely on cash flow operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Natural Gas and Oil prices are volatile. This volatility may occur in the future, causing negative change in cash flows which may result in our inability to cover our capital expenditures.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Steve Cochennet, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Cochennet, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Senior Secured Debentures and the Financing Agreements related thereto, on April 11, 2007, the Buyers funded $6,300,000, and concurrent with First Closing, we issued 6,300,000 shares of restricted common stock to six accredited investors on April 13, 2007. Pursuant to the terms of the Securities Purchase Agreement, the Buyers funded an additional $2,700,000 at the second closing on June 21, 2007 and we issued an additional 2,700,000 shares of restricted common stock on June 26, 2007.

Additionally, in the event Midwest does not meet certain production thresholds described below, we shall issue to the Buyers up to an additional 12,000,000 shares of common stock or warrants to purchase shares of common stock.

Midwest is required to produce a minimum 30-day average daily quantity of oil and natural gas of no less than the following on each of the following dates:

	12/31/07	06/30/08	12/31/08	06/30/09
BOPDE Production	180	182	170	206

Additionally, we issued a warrant to purchase 375,000 shares of our common stock to CK Cooper as a private placement fee on April 12, 2007. The warrant has an exercise price of $0.60 per share and expires on April 11, 2010.

The Company believes that the issuance and sale of the securities (Debentures, common stock and common stock purchase warrants) and the issuance of warrants to CK Cooper were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The Securities were issued directly by the Company and did not involve a public offering or general solicitation. The Buyers of the Debentures and CK Cooper (the recipients of the Securities) are “Accredited Investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. The Buyers, and/or their representatives, and CK Cooper were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that the Buyers and CK Cooper, immediately prior to receiving the Securities, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The Buyers and CK Cooper, and/or their representatives had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.

On May 4, 2007, our newly formed Governance, Compensation and Nominating Committee (the “Committee”) agreed to compensate the Audit Committee Chairman, Daran Dammeyer, $2,500 per month in cash and $1,000 per month in shares of the Company’s common stock. Additionally, it was agreed that Mr. Dammeyer will be issued those first twelve months of the stock compensation, 9,600 shares, immediately (the 9,600 shares were issued to Mr. Dammeyer on June 1, 2007).

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

Pursuant to the June 14, 2007 Separation Agreement we entered into with our former Chief Financial Officer Todd Bart, we vested his 300,000 options and he has until September 13, 2007 to exercise the options.

 Issuer Purchases of Equity Securities

We did not repurchase any of its equity securities during the three months ended June 30, 2007 or 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

See Well Development Agreement and Option on page 15 for a description of the Euramerica agreement we executed following the end of the quarter.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.11	Securities Purchase Agreement – dated 4/11/07		8-K		10.11	4/16/07

10.12	Registration Rights Agreement – dated 4/11/07		8-K		10.12	4/16/07

10.13	Senior Secured Debenture – ($3,500,000) West Coast Opportunity Fund, LLC, dated 4/11/07		8-K		10.13	4/16/07

10.14	Senior Secured Debenture – ($700,000) DKR Soundshore Oasis Holding Fund Ltd., dated 4/11/07		8-K		10.14	4/16/07

10.15	Senior Secured Debenture – ($1,050,000) Enable Growth Partners, LP, dated 4/11/07		8-K		10.15	4/16/07

10.16	Senior Secured Debenture – ($350,000) Enable Opportunity Partners LP, dated 4/11/07		8-K		10.16	4/16/07

10.17	Senior Secured Debenture – ($350,000) Glacier Partners LP, dated 4/1/07		8-K		10.17	4/16/07

10.18	Senior Secured Debenture – ($350,000) Frey Living Trust, dated 4/11/07		8-K		10.18	4/16/07

10.19	Secured Guaranty – dated 4/11/07		8-K		10.19	4/16/07

10.20	Pledge and Security Agreement – dated 4/11/07		8-K		10.20	4/16/07

10.21	Joint Exploration Agreement – dated 3/30/07		8-K		10.21	4/16/07

10.22	Purchase and Sale Agreement with MorMeg, LLC dated 4/18/07		8-K		10.22	5/02/07

10.23	Amended and Restated 2002/2003 Stock Option Plan		8-K		10.23	5/11/07

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.24	Senior Secured Debenture – ($1,500,000)West Coast Opportunity Fund, LLC, dated June 21, 2007		8-K	10.24	6/25/07

10.25	Senior Secured Debenture – ($300,000) DKR Soundshore Oasis Holding Fund Ltd., dated, June 21, 2007		8-K	10.25	6/25/07

10.26	Senior Secured Debenture – ($450,000) Enable Growth Partners LP, dated June 21, 2007		8-K	10.26	6/25/07

10.27	Senior Secured Debenture – ($150,000) Enable Opportunity Partners LP, dated June 21, 2007		8-K	10.27	6/25/07

10.28	Senior Secured Debenture – ($150,000) Glacier Partners LP, dated June 21, 2007		8-K	10.28	6/25/07

10.29	Senior Secured Debenture – ($150,000) Frey Living Trust, dated June 21, 2007		8-K	10.29	6/25/07

10.30	Mortgage, Security Agreement and Assignment of Production, dated June 21, 2007.		8-K	10.30	6/25/07

10.31	Amended and Restated Well Development Agreement and Option for “Gas City Property (Iola & Teats)”, dated August 10, 2007	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.3	Governance, Compensation and Nominating Committee Charter		8-K	99.1	5/11/07

99.4	Audit Committee Charter		8-K	99.2	5/11/07

99.5	Corporate Governance Guidelines		10-KSB	99.5	6/13/07

99.6	Code of Ethics		10-KSB	99.6	6/13/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By: /s/ Steve Cochennet
Steve Cochennet, CEO/President
(On behalf of the registrant and as
principal accounting officer)

Date: August 17, 2007