Form 10QSB
period 2007-09-30
EnerJex Resources, Inc.
filed 2007-11-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 9, 2007 was 22,203,256 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

September 30,
2007

Assets
Current assets:
Cash	$3,553,323
Accounts receivable	124,731
Prepaid expenses	12,597
Total current assets	3,690,651

Fixed assets, net of accumulated depreciation of $13,313	77,828

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	22,171
Properties subject to amortization	7,449,992
Total other assets	7,472,163

$11,240,642

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	135,956
Accrued liabilities	26,628
Deferred payments from Euramerica for development	524,000
Promissory notes payable	965,000
Current portion of long term debt	370,566
Total liabilities	2,022,150

Asset retirement obligation	378,060

Long term liabilities:
Convertible note payable	25,000
Long-term debt, less current portion	10,396,410
10,421,410

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized
22,203,256 shares issued and outstanding	22,203
Unamortized cost of stock, warrants & options issued for services	(132,977)
Unamortized loan fees and interest	(4,430,493)
Additional paid-in capital	8,798,284
Accumulated (deficit)	(5,837,995)
(1,580,978)

$11,240,642

See notes to condensed consolidated financial statements

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Oil and gas activities	$418,590	$31,292	$564,793	$49,823

Expenses:
Direct costs	288,709	25,594	347,751	50,974
Repairs on oil and gas equipment	-	50,703	-	165,594
Professional fees	187,930	177,204	1,062,435	218,254
Investor relations fees	82,879	-	82,879	-
General and administrative expenses	99,056	142,941	1,348,964	179,509
Depreciation, depletion and amortization	128,793	8,952	145,257	16,470
Impairment of goodwill	-	687,000	-	687,000
Total expenses	787,367	1,092,394	2,987,286	1,317,801

Net operating (loss)	(368,777)	(1,061,102)	(2,422,493)	(1,267,978)

Other income (expense):
Interest expense	(213,448)	(1,203)	(283,190)	(1,683)
Loan fees	(39,297)	-	(73,857)	-
Loan interest accretion	(286,718)	-	(462,484)	-
Interest income	-	1,605		3,077
Reversal of loan penalty expense	2,126,271	-	-	-
Loss on sale of asset	-	-	-	(3,854)
Total other income (expense)	1,586,808	402	(819,531)	(2,460)

Net income (loss)	$1,218,031	$(1,060,700)	$(3,242,024)	$(1,270,438)

Weighted average number of
common shares outstanding - basic	22,203,256	12,310,839	20,691,689	11,759,386
- fully diluted	22,297,158	12,310,839	20,691,689	11,759,386
Net income (loss) per share - basic and fully diluted	$0.05	$(0.09)	$(0.16)	$(0.11)

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(3,242,024)	$(1,270,438)
Depreciation, depletion and amortization	145,257	24,033
Accretion of asset retirement obligation	7,152	1,440
Stock, warrants and options issued for services	1,822,373	138,000
Loan costs	536,341	-
Loss on sale of asset	-	3,854
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts and notes receivable	(110,293)	(6,692)
Prepaid expenses	(5,924)	2,532
Accounts payable	93,657	(19,389)
Accrued liabilities	(69,262)	-
Deferred payments from Euramerica for development	524,000	-
Net cash used in operating activities	(298,723)	(1,126,660)

Cash flows from investing activities
Purchase of fixed assets	(55,641)	(35,500)
Proceeds from sale of assets	-	11,500
Additions to oil and gas properties	(6,943,804)	(100,000)
Net cash used in investing activities	(6,999,445)	(124,000)

Cash flows from financing activities
Payments received on notes receivable	23,100	(22,275)
Proceeds from convertible note	-	25,000
Proceeds from loans payable	6,765,141	-
Payments on notes payable	(350,000)	-
Stock issued for liabilities	-	306,000
Proceeds from sale of common stock	4,313,757	414,800
Net cash provided from financing activities	10,751,998	723,525

Net increase (decrease) in cash	3,453,830	(527,135)
Cash - beginning	99,493	590,432
Cash - ending	$3,553,323	$63,297

Supplemental disclosures:
Interest paid	$283,190	$65,710
Income taxes paid	-	-

Non-cash transactions
Stock, warrants and options issued for services	$2,156,084	$138,000
Asset retirement obligation	347,000	-
Stock issued for payment of liabilities net of asset in
reverse merger	$-	$306,000

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Basis of Presentation

General: EnerJex Resources, Inc. (EnerJex) is an oil and natural gas acquisition, exploration and development company formed in December 2005. Operations are conducted solely through its wholly owned operating subsidiaries, Midwest Energy, Inc. (Midwest) and DD Energy, Inc. (DD Energy). DD Energy was formed in August 2007 to acquire and operate certain leases in Eastern Kansas (see note 6).

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10KSB for the year ended March 31, 2007.

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

Note 3 - Common Stock

Stock transactions in fiscal 2008:

On May 4, 2007, we issued 9,600 shares of common stock to a Director and chairman of our Audit Committee for services over the next year. For the six month period ended September 30, 2007, we recorded director compensation in the amount of $5,000 and unamortized stock-based compensation of $7,000 to be expensed over the remaining term of service.

On May 22, 2007, we issued 15,000 shares of common stock previously authorized and un-issued.

During the six months ended September 30, 2007 we issued 9,000,000 shares of our common stock pursuant to our “Mortgage Security Agreement’s” entered into on April 12, 2007 and June 8, 2007. We allocated $4,500,000 of the $9,000,000 to the equity portion of the transaction (See

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 5). The transaction costs of the equity sale were $466,834 resulting in $4,033,135 in net proceeds.

Option and Warrant transactions in fiscal 2008:

On April 12, 2007, we granted a warrant to purchase 375,000 of our common stock to C.K. Cooper & Company as partial payment for services render in connection with our financing activities. The warrant has an exercise price of $0.60 and expires on April 11, 2010. The fair value of the warrant based on the Black-Scholes pricing model totaled $280,591. The following assumptions were used in the valuation: stock price-$1.00; exercise price-$0.60; life 3 years; volatility 106%; yield-4.66. We have included the value of the warrant with the loan and equity transaction costs (See Note 5).

On May 4, 2007, we granted an option to purchase 1,000,000 shares of our common stock to our President and CEO. The options are considered fully vested on grant. The options have an exercise price of $1.25 and they expire on May 3, 2011. The fair value of the option based on the Black-Scholes pricing model was $859,622. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At September 30, 2007, we recorded the full value as additional related – party compensation.

On May 4, 2007, we granted options to purchase 125,000 shares of our common stock to two employees as a bonus for services. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $107,453. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At September 30, 2007, we recorded the full value as additional employee compensation.

On May 4, 2007, we granted an option to purchase 300,000 shares of our common stock to a service provider for services rendered. The option is considered fully vested on the date of grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $257,887. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At September 30, 2007, we recorded the full value as capitalized contract labor.

On May 4, 2007, we granted options to purchase 600,000 shares of our common stock in total to our three Directors for their services to the Company. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $515,772. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At September 30, 2007, we recorded the full value as board compensation expense.

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer. Pursuant to the agreement, 300,000 options were fully vested with a right to exercise any

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

time prior to September 13, 2007. As of September 30, 2007, the options were not exercised and have been cancelled. During the period ended September 30, 2007, we expensed the remaining value of the unamortized costs of options in the amount of $61,187 as compensation.

On August 1, 2007, we granted options to purchase 100,000 shares of our common stock to our Director of Finance pursuant to her employment agreement. The options have an exercise price of $1.50 and expire on July 31, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $137,429. The following assumptions were used in the valuation: stock price-$1.50; exercise price-$1.50; life 4 years; volatility 164%; yield-4.26. At September 30, 2007, we recorded compensation expense of $11,452 and unamortized options of $125,977 to be amortized over the one year contract period.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave Price	Warrants	Weighted Ave Price
Outstanding 03/31/07	300,000	$1.00	-	$ -
Granted	2,125,000	1.26	375,000	0.60
Cancelled	(300,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding 09/30/07	2,125,000	$1.26	375,000	$0.60

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

September 30,
2007
Asset retirement obligation, beginning of period	$ 23,908
Liabilities incurred during the period	347,000
Liabilities settled during the period	-
Accretion	7,152
Asset retirement obligations, end of period	$ 378,060

Note 5 - Long-Term Debt

On April 11, 2007, we entered into a Securities Purchase Agreement, Registration Rights Agreements, Senior Secured Debentures, a Pledge and Security Agreement, a Secured Guaranty, and other related agreements (the “Financing Agreements”), with DKR Soundshore Oasis Holding Fund Ltd., West Coast Opportunity Fund, LLC, Enable Growth Partners LP, Enable Opportunity Partners LP, Glacier Partners LP, and Frey Living Trust (the “Buyers”). Pursuant to the Financing Agreements, we authorized a new series of senior secured debentures (the “Debentures”). Under the terms of the Financing Agreements, we agreed to sell Debentures for a

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

total purchase price of $9,000,000. In connection with the purchase, we agreed to issue to each of the Buyers one share of our common stock for each dollar purchased for a total issuance of 9,000,000 shares. The first closing occurred on April 12, 2007 with a total of $6,300,000 in debentures being sold and the remaining $2,700,000 closing on June 21, 2007.

The proceeds from the debentures were allocated to the note payable and the stock issued based on the fair market value of each item that we calculated to be $9,000,000 for each item. Since each of the instruments had a value equal to 50% of the total, we allocated $4,500,000 to stock and $4,500,000 to the note. We have recorded the maturity value of the note at $9,000,000 and in the equity section we recorded the loan costs of $4,500,000 that will accrete as interest based on the interest method over the period of issue to maturity. The amount of interest accreted for the period ended September 30, 2007 was $462,484. The unamortized loan interest at September 30, 2007 was $4,037,516.

Net Proceeds from the debentures totaled $8,346,922 after payment of $653,078 of fees. Also included as fees relating to the debentures was the fair market value of the warrant of $280,591. We allocated $466,835 (50% of the costs) to unamortized loan fees and will amortize those fees over the life of the debentures. For the period ended September 30, 2007 we recorded as loan fee expense $73,857 and the unamortized loan fees were $392,978. The remaining fees of $466,834 were offset against paid in capital as these were costs associated with the equity portion of the debenture.

The Debentures have a three-year term, maturing on March 31, 2010, and bear interest at a rate equal to 10% per annum. Interest is payable quarterly in arrears on the first day of each succeeding quarter. We may pay interest in either cash or registered shares of our common stock. The Debenture has no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers. The Debentures are guaranteed, pursuant to the “Secured Guaranty” and “Pledge and Security Agreement” by us and secured by a security interest in all of our assets and assignments of production.

Pursuant to the agreements, during the term of the debentures, we are required to produce a minimum average daily quantity of oil and natural gas. The production thresholds will be measured at six month intervals beginning December 31, 2007 and ending on September 30, 2009. In the event that for any Measurement Date specified above, we do not meet the production thresholds applicable to such Measurement Date, then we shall issue to the Buyers an aggregate 3,000,000 shares of common stock for each threshold date (up to 12,000,000 shares total). Each Buyer may elect to receive common stock purchase warrants in lieu of its allocation of shares of common stock. Such warrants shall have an exercise price of $0.01 per share and be exercisable for a four year term. At September 30, 2007, we believe our production levels will be sufficient to meet the required threshold levels and the previously unamortized cost relating to loan penalty of $12,000,000 and the related loan penalty expense of $2,126,271 have been reversed.

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the Registration Rights Agreement between us and the Buyers, we are obligated to file a minimum of three registration statements registering the 9,000,000 shares of common stock or shares of common stock underlying the common stock purchase warrants, 3,000,000 interest shares potentially due under the Debentures, and up to 12,000,000 production threshold shares. If we fail to obtain and maintain effectiveness of a registration statement, we will be obligated to pay cash to each Buyer equal to: (i) 0.5% of the aggregate purchase price allocable to such Buyer’s registrable securities included in such registration statement for the first 30 day period following such effectiveness failure or maintenance failure, (ii) 0.75% of the aggregate Purchase price allocable to such Buyer’s registrable securities in such registration statement for the following thirty day period; and (iii) 1% of the aggregate purchase price allocable to such Buyer’s registrable securities included in the registration statement for every thirty day period thereafter. These payments are capped at 10% of the Buyer’s original purchase price under the Debentures. The first registration statement, registering 3,000,000 shares of common stock, became effective on August 14, 2007.

On September 1, 2007, we entered into a purchase and sales contract between DD Energy and various entities and individuals for the acquisition of oil properties located in eastern Kansas (see note 6) for the total purchase price of $2,700,000. Pursuant to the agreement, we paid cash at closing in the amount of $1,735,000 and entered into promissory notes totaling $965,000. Each promissory note bears interest at a rate of 5% per annum and matures September 1, 2008. In connection with this acquisition, we obtained additional financing through Cornerstone Bank in the amount of $1,735,000. This note bears interest at 8.5% per annum and matures on September 27, 2011.

On September 28, 2007, we financed the purchase of vehicles totaling $31,976 through GE Money Bank. This note is for seven years and bears interest at 6.99% per annum.

Loans and notes payable consist of the following:

September 30, 2007
Long term debenture	$ 9,000,000
Note payable – Cornerstone	1,735,000
Promissory notes payable	965,000
Note payable	31,976
Convertible note payable	25,000
Total loans and notes payable	$ 11,756,976

Note 6 - Oil & Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, whereby we agreed to advance $4,000,000 to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in all production originating from the Black Oaks field until such point when total revenues are equal to development costs. Upon equalization of development cost and revenue, our working interest

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

will adjust downward to 70% and MorMeg will increase their working interest to 30%. In addition, we agreed to pay MorMeg, LLC a one time cash payment in the amount of $200,000 and issue 360,000 shares of our common stock pursuant to the original amended letter agreement dated December 15, 2006. As of September 30, 2007, we fulfilled this obligation.

On April 18, 2007, we entered into a “Purchase and Sale Agreement” with MorMeg, LLC, a related party, to acquire the lease interests of certain producing properties for cash in the amount of $400,000. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid. Our obligation for payment has been fulfilled at September 30, 2007.

On August 10, 2007, we entered into an amended and restated “Letter Agreement” with Euramerica Energy, Inc. (“Euramerica”) whereby we granted an option to Euramerica for the purchase of our Gas City Property at a purchase price of $1,200,000 expiring March 1, 2008. For consideration of the option, Euramerica has paid $524,000 towards exploratory drilling costs associated with the development of the Gas City Property. We will receive a 10% management fee paid from net revenue interest for services provided during the development. If Euramerica exercises its purchase option on or before March 1, 2008, $300,000 would be due upon execution of the purchase agreement and the remaining $900,000 would be due in three equal installments of $300,000 payable quarterly. We will retain title on these properties until the purchase price has been paid in full. In addition, as part of this agreement, Euramerica will be required to provide up to $2,000,000 in additional well development funding for the project on or before August 31, 2008. If the well development funding is not paid on or before August 31, 2008, title to the property will revert back to us. We will continue to receive a 5% working interest in the properties until equalization of development cost and revenue, thereafter, our working interest will adjust upwards to 25% and Euramerica will decrease their working interest to 75%.

On September 14, 2007, we entered into a purchase agreement for the acquisition of a 100% working interest in leaseholds located in three counties in eastern Kansas for a cash purchase price of $800,000.

On September 27, 2007, we entered into a purchase and sale agreement with certain related parties through our wholly owned subsidiary, DD Energy, Inc. (“DD”), to acquire oil leases in eastern Kansas for a purchase price of $2.7 million. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid.

Note 7 - Related party transactions

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger. We received a note for $10,000 payable on December 31, 2006 for the patent. As of September 30, 2007 the principal amount of the note was repaid and we agreed to write off the accrued interest.

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer Pursuant to the agreement, we agreed to pay a total of $56,000 as severance subject to

EnerJex Resources, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

payment in full of the outstanding promissory note in the amount of $22,000 and accrued interest.

Note 8 - Commitments and Contingencies

Pursuant to the terms of our financing agreement entered into on April 11, 2007, we have committed to various 30-day average production thresholds as follows: (1) the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; (2) 182 BOPDE by June 30, 2008; (3) 170 BOPDE by December 31, 2008 (4) 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the days we will be required to issue an additional 3,000,000 registered shares to the debenture holders for each period we fail to meet the thresholds. Based on our production at September 30, 2007, we believe that we will meet all production thresholds therefore not incur any penalties. In the first quarter we recorded a loan penalty expense of $2,126,271 when it was uncertain as to whether we would reach production thresholds. In the second quarter we have reversed this loan penalty expense and have recorded other income of $2,126,271. As of September 30, 2007, there is no provision for loan penalties.

In the event we are unable to meet registration requirements, we may have to pay a penalty, ranging from 0.5% to 10%, to the debenture holders.

Note 9 - Subsequent Events

On November 1, 2007, we entered into an employment agreement with Mr. Jay Schendel for a term of one year. Pursuant to his agreement, we granted options to purchase 50,000 shares of our common stock. The options have an exercise price of $1.25 and expire on October 31, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $36,774. The following assumptions were used in the valuation: stock price-$0.80; exercise price-$1.25; life 4 years; volatility 181%; yield-4.02. The option value will be amortized over the term of the employment agreement.

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

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	fluctuations in the price of oil and natural gas;
o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans; and
o	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this Form 10-QSB, references to “we”, “our”, “us”, “EnerJex”, “the Company”, and similar terms refer to EnerJex Resources, Inc. and its operating subsidiaries, Midwest Energy, Inc. and DD Energy, Inc.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

EnerJex is an oil and natural gas acquisition, exploration and development company formed in December 2005. Operations, conducted through Midwest and DD Energy, its wholly owned operating subsidiaries, are focused on the mid-continent region of the United States. EnerJex acquires oil and natural gas assets that have existing production and cash flow.

Once acquired, EnerJex implements an exploration and development program to accelerate the recovery of the existing oil and natural gas as well as explore for additional reserves.

More information on EnerJex and its operations can be found on our website: www.EnerJexResources.com. However, the information on our website is not incorporated by reference or otherwise into this report.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations at September 30, 2007 compared to September 30, 2006.

INCOME:

	Three Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount
Oil and gas revenues	$418,590	$31,292	$387,298

Revenues

Revenues for the three months ended September 30, 2007 were $418,590 compared to revenues of $31,292 in the three months ended September 30, 2006. The increase in revenues is primarily the result of the sale of oil from leases acquired and developed during the period.

EXPENSES:

	Three Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount
Expenses:
Direct costs	$288,709	$25,594	$263,115
Repairs on oil and gas equipment	-	50,703	(50,703)
Professional fees	187,930	177,204	10,726
Investor relations fees	82,879	-	82,879
General and administrative expenses	99,056	142,941	(43,885)
Depreciation, depletion and amortization	128,793	8,952	119,841
Impairment of goodwill	-	687,000	(687,000)
Total expenses	787,367	1,092,394	(305,027)

Net operating (loss)	(368,777)	(1,061,102)	(692,325)

Other income (expense):
Interest expense	(213,448)	(1,203)	212,245
Loan fee expense	(39,297)	-	39,297
Loan interest accretion	(286,718)	-	286,718
Interest income	-	1,605	(1,605)
Reversal of loan penalty expense	2,126,271	-	2,126,271
Loss on sale of asset	-	-	-
Total other income (expense)	1,586,808	402	1,586,406

Net income (loss)	$1,218,031	$(1,060,700)	$2,278,731

Direct Costs

Direct costs for the three months ended September 30, 2007 were $288,709 compared to $25,594 for the three months ended September 30, 2006. The increase over the prior period reflects the operating costs on the oil leases acquired during the period.

Professional Fees

Professional fees for the three months ended September 30, 2007 were $187,390 compared to $177,204 for the three months ended September 30, 2006. The increase in professional fees was a result of services rendered in connection with acquisition and financing activities.

Investor Relations Fees

Investor relations fees for the three months ended September 30, 2007 were $82,879 compared to $0 for the three months ended September 30, 2006. The increase in public and investor relations expenses in the current period was a result of costs associated with the annual meeting of stockholders in September 2007 and with development and implementation of our public relations strategy.

General and Administrative

General and administrative expenses for the three months ended September 30, 2007 were $99,056 compared to $142,941 in the three months ended September 30, 2006. The decrease is primarily due to a reduction in general start-up costs incurred.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 2007 was $128,793 compared to $8,952 for the three months ended September 30, 2006. The increase was primarily a result of the depletion of oil reserves based upon production.

Impairment of Goodwill

Impairment of goodwill for the three months ended September 30, 2007 was $0 as compared to $687,000 for the three months ended September 30, 2006, the period during which the goodwill was fully impaired.

Net Operating Loss

Net operating loss for the three months ended September 30, 2007 was $368,777, compared to net operating loss of $1,061,102 for the three months ended September 30, 2006. The impairment of goodwill in the second quarter of 2006, together with an increase in revenues in the current quarter, were primary factors.

Other Income (Expense)

Interest expense

Interest expense for the three months ended September 30, 2007 was $213,448 compared to $1,203 for the three months ended September 30, 2006. The increase in interest expense is the result of increased financing.

Loan Fee Expense

Loan fee expense for the three months ended September 30, 2007 was $39,297 compared to $0 for the three months ended September 30, 2006. The increase in loan fee expense was a result of costs associated with the debentures.

Loan Interest Accretion

Loan interest accretion for the three months ended September 30, 2007 was $286,718 compared $0 for the three months ended September 30, 2006. The increase in loan interest accretion was a result of costs associated with the debentures.

Interest Income

Interest income for the three months ended September 30, 2007 was $0 compared to $1,605 for the three months ended September 30, 2006. Any interest earned in the current period on proceeds from financing was offset against the related interest expense.

Loan Penalty Expense

Loan penalty expense recorded in the prior quarter was reversed in the three months ended September 30, 2007, which resulted in income $2,126,271. The reversal of loan penalty expense was based on our determination that production levels are sufficient to meet required threshold levels.

Net Income (Loss)

Our net income for the three months ended September 30, 2007 was $1,218,031 compared to a net loss of $1,060,700 for the three months ended September 30, 2006. Our current production revenues and the reversal of loan penalty contributed significantly to this improvement in results.

Results of Operations for the Six Months Ended September 30, 2007 and 2006.

INCOME:

	Six Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Oil and gas revenues	$ 564,793	$ 49,823	$514,970

Revenues

Oil and gas revenues for the six months ended September 30, 2007 were $564,793 compared to revenues of $49,823 in the six months ended September 30, 2006. The increase in revenues is primarily the result of the sale of oil from leases acquired and developed during the period.

EXPENSES:

	Six Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct costs	$347,751	$50,974	$296,777
Repairs on oil and gas equipment	-	165,594	(165,594)
Professional fees	1,062,435	218,254	844,181
Investor relations fees	82,879	-	82,879
General and administrative expenses	1,348,964	179,509	1,169,455
Depreciation, depletion and amortization	145,257	16,470	128,787
Impairment of goodwill	-	687,000	(687,000)
Total expenses	2,987,286	1,317,801	1,669,485

Net operating (loss)	(2,422,493)	(1,267,978)	1,154,515

Other income (expense):
Interest expense	(283,190)	(1,683)	281,507
Loan fee expense	(73,857)	-	73,857
Loan interest accretion	(462,484)	-	462,484
Interest income	-	3,077	(3,077)
Loan penalty expense	-	-	-
Loss on sale of asset	-	(3,854)	(3,854)
Total other income (expense)	(819,531)	(2,460)	817,071

Net income (loss)	$(3,242,024)	$(1,270,438)	$1,971,586

Direct Costs

Direct costs for the six months ended September 30, 2007 were $374,751 compared to $50,974 for the six months ended September 30, 2006. The increase over the prior period reflects the operating costs on the oil leases acquired during the period

Professional Fees

Professional fees for the six months ended September 30, 2007 were $1,062,435 compared to $218,254 for the six months ended September 30, 2006. The increase in professional fees was a result of non-cash charges related to options awarded to Board members and an outside consultant, together with services rendered in connection with acquisition and financing activities.

Investor Relations Fees

Investor relations fees for the six months ended September 30, 2007 was $82,879 compared to $0 for the six months ended September 30, 2006. The increase in public and investor relations expenses in the current period was a result of costs associated with the annual meeting of stockholders in September 2007 and with development and implementation of our public relations strategy.

General and Administrative

General and administrative expenses for the six months ended September 30, 2007 was $1,348,964 compared to $179,509 in the six months ended September 30, 2006. The increase is primarily due to option transactions recorded as employee compensation in the period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended September 30, 2007 was $145,257 compared to $16,470 for the six months ended September 30, 2006. The increase was primarily a result of the depletion of oil reserves based upon production.

Impairment of Goodwill

Impairment of goodwill for the six months ended September 30, 2007 was $0 as compared to $687,000 for the six months ended September 30, 2006, the period during which the goodwill was fully impaired.

Net Operating Loss

Net operating loss for the six months ended September 30, 2007 was $2,422,793compared to net operating loss of $1,267,978 for the six months ended September 30, 2006. The impairment of goodwill in the second quarter of 2006, together with an increase in revenues in the current quarter, were primary factors.

Other Income (Expense)

Interest expense

Interest expense for the six months ended September 30, 2007 was $283,190 compared to $1,683 for the six months ended September 30, 2006. The increase in interest expense is primarily the result of increased financing.

Loan Fee Expense

Loan fee expense for the six months ended September 30, 2007 was $73,857 compared to $0 for the six months ended September 30, 2006. The increase in loan fee expense was a result of costs associated with the debentures.

Loan Interest Accretion

Loan interest accretion for the six months ended September 30, 2007 was $462,484 compared to $0 for the six months ended September 30, 2006. The increase in loan interest accretion was a result of costs associated with the debentures.

Interest Income

Interest income for the six months ended September 30, 2007 was $0 compared to $3,077 for the six months ended September 30, 2006. Any interest earned in the current period on proceeds from financing was offset against the related interest expense.

Loss on Sale of Asset

Loss on sale of asset for the six months ended September 30, 2007 was $0 compared to $3,854 for the six months ended September 30, 2006. The loss was a result of the sale of a vehicle in the prior year.

Net Loss

Our net loss for the six months ended September 30, 2007 was $3,242,024 compared to $1,270,438 for the six months ended September 30, 2006. The increase in net loss is primarily the result of start-up costs we continue to incur, together with significant acquisition, drilling, and completion activities during the period.

Because our operating expenses have greatly exceeded our revenues, we have not attributed any reserves to our properties for the six months ended September 30, 2007.

Operation Plan

Our plan is to continue to acquire oil and natural gas assets primarily in the mid-continent region of the United States. However, over time we may expand our area of operations as opportunities to do so become available. Once these assets are acquired we plan to continue to focus our efforts on increasing production of oil and natural gas cash flows and enhancing our net asset value.

We expect to achieve these results by:

•	Investing additional capital in development drilling and in secondary and tertiary recovery of oil as well as natural gas;
•	Using the latest technologies available to the oil and natural gas industry in our operations; and
•	Finding additional oil and natural gas reserves on the properties we acquire.

In April 2007 we completed a private placement of Senior Secured Debentures for $9 million (before fees and expenses) that has allowed us to continue to implement our business plan.

On September 14, 2007, we completed the purchase of nine leases in eastern Kansas for $800,000 in cash pursuant to a purchase and sale agreement. We acquired a 100% working interest in 1,100 gross acres of leaseholds located in Miami, Johnson and Franklin counties in eastern Kansas. Current production from the leases approximates 40 barrels of oil equivalent per day. A copy of the purchase agreement is attached hereto as Exhibit 10.33.

On September 27, 2007, DD Energy, Inc. (“DD”), our recently formed wholly owned subsidiary, entered into a purchase and sale agreement (the “Agreement”) with an effective date of September 1, 2007, whereby DD acquired seven oil leases and a 100% working interest in 1,500 gross acres of leaseholds for $2.7 million. The seven leases are in Johnson, Anderson and Linn counties in eastern Kansas. Current production from the leases approximates 50 barrels of oil equivalent per day. A copy of the Agreement was attached as Exhibit 10.32 to Form 8-K filed on October 10, 2007.

Black Oaks Field

We acquired an option to purchase and participate in the development of 1,980 acres in the Woodson and Greenwood counties of Kansas for $500,000 in stock and cash. In addition, as part of the agreement we established a joint operating account and funded it with $4 million specifically for the initial development of this field. In doing so, we acquired a 95% working interest in the Black Oaks Field which as of September 30, 2007 produced approximately 60 barrels of oil per day. The former owner of the field retained a 5% carried interest in the field. Once the net cash flow (revenues less operating expenses and capital expenditures) from the property has paid for our investment, plus the cost of the capital obtained to develop the property, this 5% carried interest will convert to a 30% working interest (non-carried). The cost of the capital will include the interest paid to the purchasers of the Senior Secured Debentures as well as the value of common stock issued to these purchasers that is ultimately allocated to the Black Oaks Field.

As part of the (Phase 1) initiative, we have drilled and completed twenty-three new producing wells and five injection wells. We have drilled and are working towards completion of seven additional producing wells. We received state approval and began water injection during this quarter.

The balance of the $4 million (Phase 1) investment will likely be made during the next two months completing the seven wells and drilling new development wells. We are beginning to recognize increased production and cash flow from the Black Oaks Field. Upon completion of the (Phase 1) investment in the Black Oaks Field, assuming capital is available, we plan to invest an additional $6 million to further develop the 1,980 acres. This additional $6 million investment would require additional funds to be acquired, through either a debt or equity offering. In addition, the option acquired for $500,000 allows us to participate in another 2,100 acre development and secondary recovery project with the same partner, in the same area, and under similar terms. The total capital required for the second project, named the “Nickel Town Field,” is estimated to be approximately $15.4 million.

Thoren Lease

On April 27, 2007, we acquired a 240 acre lease in Douglas county Kansas for $400,000 (subject to customary closing adjustments). The acquisition included a 100% interest in and to all rights and easements incident or appurtenant to the Lease; 12 oil wells, 4 water injection wells, and one water supply well.

We acquired a .8476563 net revenue interest on production from the Lease. Production from the Lease at September 30, 2007 approximated 27 barrels of oil equivalent per day.

The terms of the sale agreement states that upon payout of the purchase price, including operating costs and total capital expenditures, including cost of capital from the cash flow from the Lease, the former owner of the lease shall be assigned a 25% working interest in the Lease.

We have nearly completed our original planned $600,000 development of the field, primarily by drilling an additional nineteen producing wells, seven water injection wells and equipment and infrastructure improvements needed to increase production. The geology and production to date continues to be encouraging.

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

The reserves for the Gas City Field have been fully written-down on our financial statements as of September 30, 2007, and until such time as a financially viable operating plan can be finalized will be considered impaired.

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

The following describes certain material terms of the Well Development Agreement and Option. The description below is not a complete description of all terms of the agreement and is qualified in its entirety by reference to the agreement attached as Exhibit 10.31 to Form 10-QSB filed on August 17, 2007.

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

•	Drilling, logging, testing, and completion of the wells is scheduled to be completed on or before December 15, 2007.
•	We will be the operator of the wells. Location of the wells will be upon agreement of Euramerica and us.
•	As the operator we are responsible for the payment of all royalties and interests on the wells.
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

•	Title of the property will only transfer to Euramerica upon payment of the full purchase price.
•	Upon execution of the option, Euramerica shall be obligated to invest $2,000,000 in drilling funds on or before August 31, 2008 or the title to the property will revert back to EnerJex.
•	Both parties will execute operating agreements concurrent with the Euramerica exercise of the option.
•

Upon payment of the first purchase price installment or the entire purchase price, our 10% management fee will be converted into a 5% carried working interest in the property. At pay-out of the project’s total expenses from revenue, our 5% carried interest will convert to a 25% working interest in and to the property as set forth in the operating agreements. In addition, we will be paid on a cost plus 17.5% for operating the property if Euramerica exercises the option.

Further, we are in discussions with Euramerica regarding potential development possibilities located on the property which may lead to an amendment of our agreement. If and when an agreement is reached, we will file a Form 8-K disclosing the terms of the agreement.

Summary

We have several other projects that are in various stages of discussions and we are continually evaluating oil and gas opportunities in the mid-continent region. We plan to bring multiple potential acquisitions to our current financial partner for evaluation. It is our vision to grow the business in a disciplined and well planned manner.

In addition to raising additional capital we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy will allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations while further diversifying risks.

We began generating revenues from the sale of oil primarily during the three month period ended September 30, 2007. We expect our production to continue to increase, both through development of wells and through our acquisition strategy. Our future financial results will continue to depend on: (i) the ability to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources. The board of directors has implemented a Crude Oil and Natural Gas hedging strategy that will allow us to hedge up to 80% of our production to mitigate a majority of our exposure to changing prices in the intermediate term. However, as of September 30, 2007, we have not hedged any of our current production.

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

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007 as compared to March 31, 2007.

	September 30, 2007	March 31, 2007	Increase / (Decrease)
$

Current Assets	$ 3,690,651	$ 120,604	$ 3,570,047

Current Liabilities	$ 2,022,150	$ 488,189	$ 1,533,961

Working Capital (deficit)	$ 1,668,501	$ (367,585)	$ 2,036,086

Financing. On August 3, 2006, our subsidiary, Midwest Energy, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger with Midwest Energy, Inc. We received a note for $10,000 payable due December 31, 2006 for the patent. As of the period ended September 30, 2007, the note has been paid in full.

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

Satisfaction of our cash obligations for the next 6 months.

A critical component of our operating plan is the ability to obtain capital through additional equity and/or debt financing and JV or WI partnerships. In the event we cannot obtain the necessary capital to pursue our strategic plan, however, this would materially impact our ability to continue to grow aggressively.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we have expanded operational activities, we are currently generating sufficient revenues to meet our operating needs. If we again experience cash flow deficiencies from operations, we would be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development and production, particularly companies in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, we are continuing to implement and successfully execute our business and marketing strategy, develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We anticipate that we will purchase the necessary equipment required to produce oil and natural gas during our normal course of operations over the next six months.

Significant changes in the number of employees.

We currently have 5 full time employees and employ the services of several contract personnel. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

On April 11, 2007, we entered into a $9 million credit facility with certain Buyers pursuant to securities purchase agreement and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•

Failure to timely file the registration statements (at least 3 are required) and have them declared effective by the SEC within the time periods set forth in the Registration Rights Agreement (the initial registration was declared effective on August 14, 2007);

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

We have to meet 30 day average production thresholds during the period the debentures are outstanding. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the periods highlighted we will be required to issue an additional 3,000,000 shares to the debenture holders for each period we fail to meet the thresholds. The issuance of threshold shares may cause immediate dilution to the interests of other stockholders. As of September 30, 2007 our management believed our current production would exceed the initial threshold requirements.

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

We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries. As a result of our recent acquisition of mineral leases we have yet to generate significant revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on cash flow from operations or raise additional cash to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, the Financial Industry Regulatory Authority ("FINRA") has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, Steve Cochennet, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Cochennet concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

We implemented an oil and gas accounting system during the quarter ended September 30, 2007, which should enhance our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2007, we granted Dede Jones, Director of Finance and Accounting of the Company, an option to purchase 100,000 shares of our restricted common stock at $1.50 per share for a period of four years expiring on July 31, 2011. We believe that the grant of options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the options was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make her investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to granting the options, had such knowledge and experience in their financial and business matters that she was capable of evaluating the merits and risks of her investment. The recipient had the opportunity to speak with the Company’s president and directors on several occasions prior to her investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended September 30, 2007 or 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on September 4, 2007. Business conducted at the meeting included the following proposals:

1.

To elect new directors to serve until the next annual meeting or until their successors are elected and qualified; Steve Cochennet, Robert (Bob) G. Wonish, Daran G. Dammeyer and Darrel G. Palmer were re-elected to serve as the Company’s directors;

2.	To ratify the Company's Amended and Restated 2002-2003 Stock Option Plan;
3.	To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors; and
4.	To schedule the next annual meeting of stockholders.

Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on July 20, 2007, were entitled to vote. The number of outstanding shares at the time was 22,203,256 held by approximately 1,148 stockholders. The required quorum of stockholders was present at this meeting.

Votes on the election of a new director were as follows:

Director	For	Against	Withheld or Broker Non-Votes
Steve Cochennet	12,425,053	0	9,778,203
Robert (Bob) Wonish	12,425,053	0	9,778,203
Daran G. Dammeyer	12,425,053	0	9,778,203
Darrel G. Palmer	12,425,053	0	9,778,203

Item 5.	Other Information.

On November 9, 2007, we issued a press release announcing an update to operating activity completed by our wholly owned subsidiary Midwest Energy, Inc. through the period ended October 31, 2007. A copy of the press release is attached hereto as Exhibit 99.7.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.11	Securities Purchase Agreement – dated 4/11/07		8-K		10.11	4/16/07

10.12	Registration Rights Agreement – dated 4/11/07		8-K		10.12	4/16/07

10.13	Senior Secured Debenture – ($3,500,000) West Coast Opportunity Fund, LLC, dated 4/11/07		8-K		10.13	4/16/07

10.14	Senior Secured Debenture – ($700,000) DKR Soundshore Oasis Holding Fund Ltd., dated 4/11/07		8-K		10.14	4/16/07

10.15	Senior Secured Debenture – ($1,050,000) Enable Growth Partners, LP, dated 4/11/07		8-K		10.15	4/16/07

10.16	Senior Secured Debenture – ($350,000) Enable Opportunity Partners LP, dated 4/11/07		8-K		10.16	4/16/07

10.17	Senior Secured Debenture – ($350,000) Glacier Partners LP, dated 4/1/07		8-K		10.17	4/16/07

10.18	Senior Secured Debenture – ($350,000) Frey Living Trust, dated 4/11/07		8-K		10.18	4/16/07

10.19	Secured Guaranty – dated 4/11/07		8-K		10.19	4/16/07

10.20	Pledge and Security Agreement – dated 4/11/07		8-K		10.20	4/16/07

10.21	Joint Exploration Agreement – dated 3/30/07		8-K		10.21	4/16/07

10.22	Purchase and Sale Agreement with MorMeg, LLC dated 4/18/07		8-K		10.22	5/02/07

10.23	Amended and Restated 2002/2003 Stock Option Plan		8-K		10.23	5/11/07

10.24	Senior Secured Debenture – ($1,500,000)West Coast Opportunity Fund, LLC, dated June 21, 2007		8-K		10.24	6/25/07

10.25	Senior Secured Debenture – ($300,000) DKR Soundshore Oasis Holding Fund Ltd., dated, June 21, 2007		8-K		10.25	6/25/07

10.26	Senior Secured Debenture – ($450,000) Enable Growth Partners LP, dated June 21, 2007		8-K		10.26	6/25/07

10.27	Senior Secured Debenture – ($150,000) Enable Opportunity Partners LP, dated June 21, 2007		8-K		10.27	6/25/07

10.28	Senior Secured Debenture – ($150,000) Glacier Partners LP, dated June 21, 2007		8-K		10.28	6/25/07

10.29	Senior Secured Debenture – ($150,000) Frey Living Trust, dated June 21, 2007		8-K		10.29	6/25/07

10.30	Mortgage, Security Agreement and Assignment of Production, dated June 21, 2007.		8-K		10.30	6/25/07

10.31	Amended and Restated Well Development Agreement and Option for “Gas City Property (Iola & Teats)”, dated August 10, 2007		10-QSB	6/30/07	10.31	8/17/07

10.32	Purchase and Sale Contract dated September 27, 2007		8-K		10.32	10/02/07

10.33	Purchase and Sale Contract dated September 14, 2007	X

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.3	Governance, Compensation and Nominating Committee Charter		8-K		99.1	5/11/07

99.4	Audit Committee Charter		8-K		99.2	5/11/07

99.5	Corporate Governance Guidelines		10-KSB	3/31/07	99.5	6/13/07

99.6	Code of Ethics		10-KSB	3/31/07	99.6	6/13/07

99.7	Press Release dated November 9, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By: /s/Steve Cochennet
Steve Cochennet, CEO/President
(On behalf of the registrant and as
principal accounting officer)

Date: November 14, 2007