Form 10QSB
period 2007-12-31
EnerJex Resources, Inc.
filed 2008-02-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5690

Fax (949) 258-5112

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

The number of shares of Common Stock, $0.001 par value, outstanding on February 12, 2008 was 22,203,256 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

December 31,
2007

Assets
Current assets:
Cash	$957,477
Accounts receivable	57,788
Sales revenue receivable	319,521
Prepaid expenses	10,797
Total current assets	1,345,583

Fixed assets, net of accumulated depreciation of $21,140	127,400

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	74,777
Properties subject to amortization	9,016,166
Total other assets	9,090,943

$10,563,926

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$364,755
Accrued liabilities	126,981
Deferred payments from Euramerica for development	51,925
Promissory notes payable	965,000
Current portion of long term debt	438,318
Total current liabilities	1,946,979

Asset retirement obligation	389,475

Long term liabilities:
Convertible note payable	25,000
Long-term debt, less current portion	10,235,332
10,260,332

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized
22,203,256 shares issued and outstanding	22,203
Unamortized cost of stock, warrants & options issued for services	(129,329)
Unamortized loan fees and interest	(4,086,880)
Additional paid-in capital	8,835,059
Accumulated (deficit)	(6,673,913)
(2,032,860)

$10,563,926

See notes to condensed consolidated financial statements

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue
Oil and gas activities	$1,498,202	$26,491	$1,982,119	$76,314

Expenses:
Direct costs	722,540	63,051	1,104,272	279,619
Professional fees	100,770	69,224	1,112,832	287,478
Investor relations fees	81,857	-	164,435	-
General and administrative expenses	357,256	139,857	1,758,262	319,366
Depreciation, depletion and amortization	387,408	6,889	532,665	23,359
Impairment of goodwill	-	(10,000)	-	677,000
Total expenses	1,649,831	269,021	4,672,466	1,586,822

Net operating (loss)	(151,629)	(242,530)	(2,690,347)	(1,510,508)

Other income (expense):
Interest expense	(224,273)	(2,556)	(507,640)	(4,239)
Loan fees	(39,298)	-	(113,155)	-
Loan interest accretion	(304,317)	-	(766,800)	-
Interest income	-	418		3,495
Reversal of loan penalty expense	-	-	-	-
Loss on sale of asset	-	-	-	(3,854)
Total other income (expense)	(567,888)	(2,138)	(1,317,595)	(4,598)

Net income (loss)	$(719,517)	$(244,668)	$(4,077,942)	$(1,515,106)

Weighted average number of
common shares outstanding - basic	22,203,256	12,900,395	20,691,689	12,142,498

Net income (loss) per share - basic	$(0.03)	$(0.02)	$(0.16)	$(0.12)

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$(4,077,942)	$(1,515,106)
Depreciation, depletion and amortization	532,665	46,047
Accretion of asset retirement obligation	13,567	1,440
Stock, warrants and options issued for services	1,862,795	138,000
Loan costs	879,955	-
Loss on sale of asset	-	3,854
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts and notes receivable	(362,871)	(18,028)
Prepaid expenses	(4,124)	8,443
Accounts payable	322,456	28,832
Accrued liabilities	31,091	38,437
Deferred payments from Euramerica for development	51,925	-
Net cash used in operating activities	(750,483)	(1,268,081)

Cash flows from investing activities
Purchase of fixed assets	(113,575)	(35,500)
Proceeds from sale of assets	-	11,500
Payments received on notes receivable	-	(32,275)
Additions to oil and gas properties	(8,936,628)	(100,000)
Additions to oil and gas properties not subject to amortization	-	(4,104)
Net cash used in investing activities	(9,050,203)	(160,379)

Cash flows from financing activities
Proceeds from sale of common stock	4,313,757	414,800
Stock issued for liabilities	-	306,000
Payments received on notes receivable	23,100	-
Proceeds from long term debt	6,765,141	100,000
Payments on notes payable	(443,328)	-
Proceeds from convertible note	-	25,000
Net cash provided from financing activities	10,658,670	845,800

Net increase (decrease) in cash	857,984	(582,660)
Cash - beginning	99,493	590,432
Cash - ending	$957,477	$7,772

Supplemental disclosures:
Interest paid	$75,935	$2,313
Income taxes paid	-	-

Non-cash transactions
Stock, warrants and options issued for services	$1,862,795	$644,000
Asset retirement obligation	352,000	-
Loan costs	879,955	-

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

Note 1- Basis of Presentation

General: EnerJex Resources, Inc. (EnerJex) is an oil and natural gas acquisition, exploration and development company formed in December 2005. Operations are conducted solely through its wholly owned operating subsidiaries, EnerJex Kansas, Inc. (formerly Midwest Energy, Inc.) and DD Energy, Inc. (DD Energy). DD Energy was formed in August 2007 to acquire certain leases in Eastern Kansas (see note 5).

The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.

Note 2 - Common Stock

Stock transactions in fiscal 2008:

On May 4, 2007, we issued 9,600 shares of common stock to a Director and chairman of our Audit Committee for services over the next year. For the nine month period ended December 31, 2007, we recorded director compensation in the amount of $8,000 and unamortized stock-based compensation of $4,000 to be expensed over the remaining term of service.

On May 22, 2007, we issued 15,000 shares of common stock previously authorized and un-issued.

During the nine months ended December 31, 2007 we issued 9,000,000 shares of our common stock pursuant to our “Mortgage Security Agreements” entered into on April 12, 2007 and June 8, 2007. We allocated $4,500,000 of the $9,000,000 to the equity portion of the transaction (See Note 4). The transaction costs of the equity sale were $466,834 resulting in $4,033,135 in net proceeds.

Option and Warrant transactions in fiscal 2008:

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer. Pursuant to the agreement, 300,000 options were fully vested with a right to exercise any time prior to September 13, 2007. The options were not exercised and have been cancelled as of December 31, 2007. We expensed the remaining value of the unamortized costs of options in the amount of $61,187 as compensation.

On May 4, 2007, we granted an option to purchase 1,000,000 shares of our common stock to our President and CEO. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

Black-Scholes pricing model was $859,622. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At December 31, 2007, we recorded the full value as additional related – party compensation.

On May 4, 2007, we granted options to purchase 125,000 shares of our common stock to two employees as a bonus for services. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $107,453. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At December 31, 2007, we recorded the full value as additional employee compensation.

On May 4, 2007, we granted an option to purchase 300,000 shares of our common stock to a service provider for services rendered. The option is considered fully vested on the date of grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $257,887. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At December 31, 2007, we recorded the full value as capitalized contract labor.

On May 4, 2007, we granted options to purchase 600,000 shares of our common stock in total to our three Directors for their services to the Company. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $515,772. The following assumptions were used in the valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At December 31, 2007, we recorded the full value as board compensation expense.

On April 12, 2007, we granted a warrant to purchase 375,000 shares of our common stock to C.K. Cooper & Company as partial payment for services render in connection with our financing activities. The warrant has an exercise price of $0.60 and expires on April 11, 2010. The fair value of the warrant based on the Black-Scholes pricing model totaled $280,591. The following assumptions were used in the valuation: stock price-$1.00; exercise price-$0.60; life 3 years; volatility 106%; yield-4.66. We have included the value of the warrant with the loan and equity transaction costs (See Note 4).

On August 1, 2007, we granted options to purchase 100,000 shares of our common stock to our Director of Finance pursuant to her employment agreement. The options have an exercise price of $1.50 and expire on July 31, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $137,429. The following assumptions were used in the valuation: stock price-$1.50; exercise price-$1.50; life 4 years; volatility 164%; yield-4.26. At December 31, 2007, we have recorded compensation expense totaling $45,810. The balance of the unamortized options of $91,619 will be amortized over the remainder of the one year contract period.

On November 1, 2007, we entered into an employment agreement with an employee for a term of one year. Pursuant to his agreement, we granted options to purchase 50,000 shares of our

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

common stock. The options have an exercise price of $1.25 and expire on October 31, 2011. The fair value of the options based on the Black-Scholes pricing model totaled $36,774. The following assumptions were used in the valuation: stock price-$0.80; exercise price-$1.25; life 4 years; volatility 181%; yield-4.02. At December 31, 2007, we have recorded compensation expense totaling $3,064. The balance of the unamortized options of $33,710 will be amortized over the remainder of the one year contract period.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave Price	Warrants	Weighted Ave Price
Outstanding 03/31/07	300,000	$1.00	-	$ -
Granted	2,175,000	1.26	375,000	0.60
Cancelled	(300,000)	1.00	-	-
Exercised	-	-	-	-
Outstanding 12/31/07	2,175,000	$1.26	375,000	$0.60

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

December 31,
2007
Asset retirement obligation, beginning of period	$ 23,908
Liabilities incurred during the period	352,000
Liabilities settled during the period	-
Accretion	13,567
Asset retirement obligations, end of period	$ 389,475

Note 4 - Long-Term Debt

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

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

The proceeds from the debentures were allocated to the note payable and the stock issued based on the fair market value of each item that we calculated to be $9,000,000 for each item. Since each of the instruments had a value equal to 50% of the total, we allocated $4,500,000 to stock and $4,500,000 to the note. We have recorded the maturity value of the note at $9,000,000 and in the equity section we recorded the loan costs of $4,500,000 that will accrete as interest based on the interest method over the period of issue to maturity. The amount of interest accreted for the period ended December 31, 2007 was $766,800. The unamortized loan interest at December 31, 2007 was $3,733,200.

Net Proceeds from the debentures totaled $8,346,922 after payment of $653,078 of fees. Also included as fees relating to the debentures was the fair market value of the warrant of $280,591. We allocated $466,835 (50% of the costs) to unamortized loan fees and will amortize those fees over the life of the debentures. For the period ended December 31, 2007 we recorded as loan fee expense $113,155 and the unamortized loan fees were $353,680. The remaining fees of $466,834 were offset against paid in capital as these were costs associated with the equity portion of the debenture.

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

Pursuant to the agreements, during the term of the debentures, we are required to produce a minimum average daily quantity of oil and natural gas. The production thresholds will be measured at six month intervals beginning December 31, 2007 and ending on September 30, 2009. In the event that for any Measurement Date specified above, we do not meet the production thresholds applicable to such Measurement Date, then we shall issue to the Buyers an aggregate 3,000,000 shares of common stock for each threshold date (up to 12,000,000 shares total). Each Buyer may elect to receive common stock purchase warrants in lieu of its allocation of shares of common stock. Such warrants shall have an exercise price of $0.01 per share and be exercisable for a four year term. As of December 31, 2007, we have met our initial production threshold and we believe our future production levels will be sufficient to meet the subsequent required threshold levels, therefore the previously unamortized cost relating to loan penalty of $12,000,000 and the related loan penalty expense of $2,126,271 have been reversed.

Pursuant to the terms of the Registration Rights Agreement between us and the Buyers, we are obligated to file a minimum of three registration statements registering the 9,000,000 shares of common stock or shares of common stock underlying the common stock purchase warrants, 3,000,000 interest shares potentially due under the Debentures, and up to 12,000,000 production threshold shares. If we fail to obtain and maintain effectiveness of a registration statement, we will be obligated to pay cash to each Buyer equal to: (i) 0.5% of the aggregate purchase price

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

allocable to such Buyer’s registrable securities included in such registration statement for the first 30 day period following such effectiveness failure or maintenance failure, (ii) 0.75% of the aggregate Purchase price allocable to such Buyer’s registrable securities in such registration statement for the following thirty day period; and (iii) 1% of the aggregate purchase price allocable to such Buyer’s registrable securities included in the registration statement for every thirty day period thereafter. These payments are capped at 10% of the Buyer’s original purchase price under the Debentures. The first registration statement, registering 3,000,000 shares of common stock, became effective on August 14, 2007 and the second became effective January 11, 2008.

On September 1, 2007, we entered into a purchase and sales contract between DD Energy and various entities and individuals for the acquisition of oil properties located in eastern Kansas (see note 5) for the total purchase price of $2,700,000. Pursuant to the agreement, we paid cash at closing in the amount of $1,735,000 and entered into promissory notes totaling $965,000. Each promissory note bears interest at a rate of 5% per annum and matures September 1, 2008. In connection with this acquisition, we obtained additional financing through Cornerstone Bank in the amount of $1,735,000. This note bears interest at 8.5% per annum and matures on September 27, 2011.

On September 28, 2007, we financed the purchase of vehicles totaling $31,976 through GE Money Bank. This note is for seven years and bears interest at 6.99% per annum.

Loans and notes payable consist of the following:

December 31, 2007
Long term debentures	$ 9,000,000
Note payable – Cornerstone Bank	1,642,990
Promissory notes payable	965,000
Note payable	30,660
Convertible note payable	25,000
Total loans and notes payable	$ 11,636,650

Note 5 - Oil & Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, whereby we agreed to advance $4,000,000 to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in all production originating from the Black Oaks field until such point when total revenues are equal to development costs. We also agreed to contribute ongoing funding to the field as to not delay development by more than a thirty day period until the field is fully developed or as agreed to by and between the parties. Upon equalization of development cost and revenue, our working interest will adjust downward to 70% and MorMeg will increase their working interest to 30%. In addition, we agreed to pay MorMeg, LLC a one time cash payment in the amount of $200,000

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

and issue 360,000 shares of our common stock pursuant to the original amended letter agreement dated December 15, 2006. As of December 31, 2007, we fulfilled this obligation.

On April 18, 2007, we entered into a “Purchase and Sale Agreement” with MorMeg, LLC, a related party, to acquire the lease interests of certain producing properties for cash in the amount of $400,000. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid. Our obligation for payment has been fulfilled at December 31, 2007.

On August 10, 2007, we entered into an amended and restated “Letter Agreement” with Euramerica Energy, Inc. (“Euramerica”) whereby we granted Euramerica the option to purchase our Gas City Property at a purchase price of $1,200,000 expiring March 1, 2008. For consideration of the option, Euramerica has paid $524,000 towards exploratory drilling costs associated with the development of the Gas City Property. We will receive a 10% management fee paid from net revenue interest for services provided during the development. If Euramerica exercises its purchase option on or before March 1, 2008, $300,000 would be due upon execution of the purchase agreement and the remaining $900,000 would be due in three equal installments of $300,000 payable quarterly. We will retain title on these properties until the purchase price has been paid in full. In addition, as part of this agreement, Euramerica will be required to provide up to $2,000,000 in additional well development funding for the project on or before August 31, 2008. If the well development funding is not paid on or before August 31, 2008, title to the property will revert back to us. We will continue to receive a 5% working interest in the properties until equalization of development cost and revenue, thereafter, our working interest will adjust upwards to 25% and Euramerica will decrease their working interest to 75%.

On September 14, 2007, we entered into a purchase agreement for the acquisition of a 100% working interest in leaseholds located in three counties in eastern Kansas for a cash purchase price of $800,000. We obtained an independent opinion of the properties that the fair market value exceeded the amount paid.

On September 27, 2007, we entered into a purchase and sale agreement with certain related parties through our wholly owned subsidiary, DD Energy, Inc. (“DD”), to acquire oil leases in eastern Kansas for a purchase price of $2.7 million. We obtained an independent valuation of the properties that determined the fair market value exceeded the amount paid.

Note 6 - Related party transactions

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in a reverse merger. We received a note for $10,000 payable on December 31, 2006 for the patent. As of December 31, 2007 the principal amount of the note was repaid and we agreed to write off the accrued interest.

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer Pursuant to the agreement, we agreed to pay a total of $56,000 as severance subject to

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

payment in full of the outstanding promissory note in the amount of $22,000 and accrued interest.

Note 7 - Commitments and Contingencies

Pursuant to the terms of our financing agreement entered into on April 11, 2007, we have committed to various 30-day average production thresholds as follows: (1) the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; (2) 182 BOPDE by June 30, 2008; (3) 170 BOPDE by December 31, 2008 (4) 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the days we will be required to issue an additional 3,000,000 registered shares to the debenture holders for each period we fail to meet the thresholds. We have met our initial production threshold at December 31, 2007 and we believe that we will meet all remaining production thresholds therefore not incur any penalties. In the first quarter we recorded a loan penalty expense of $2,126,271 when it was uncertain as to whether we would reach production thresholds. In the second quarter we reversed this loan penalty expense and have recorded other income of $2,126,271. As of December 31, 2007, there is no provision for loan penalties.

In the event we are unable to meet one remaining registration requirement (we have already met two of the prior registration requirements in August 2007 and January 2008, respectively), we may have to pay a penalty, ranging from 0.5% to 10%, to the debenture holders.

Note 8 - Subsequent Events

On January 16, 2008, we granted options to purchase 117,500 shares of our common stock to 3 employees. The options have an exercise price of $1.25 and expire on January 15, 2011.

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

In this Form 10-QSB, references to “we”, “our”, “us”, “EnerJex”, “the Company”, and similar terms refer to EnerJex Resources, Inc. and its operating subsidiaries, EnerJex Kansas, Inc. and DD Energy, Inc.

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

EnerJex is an oil and natural gas acquisition, exploration and development company formed in December 2005. Operations, conducted through EnerJex Kansas and DD Energy, its wholly owned operating subsidiaries, are focused on the mid-continent region of the United States. EnerJex acquires oil and natural gas assets that have existing production and cash flow.

Once acquired, EnerJex implements an exploration and development program to accelerate the recovery of the existing oil and natural gas as well as explore for additional reserves.

More information on EnerJex and its operations can be found on our website: www.EnerJexResources.com. However, the information on our website is not incorporated by reference or otherwise into this report.

Results of Operations for the Three Months Ended December 31, 2007 and 2006.

The following tables summarize selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

INCOME:

	Three Months Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Oil and gas revenues	$1,498,202	$26,491	$1,471,711

Revenues

Revenues for the three months ended December 31, 2007 were $1,498,202 compared to revenues of $26,491 in the three months ended December 31, 2006. The increase in revenues is primarily the result of the sale of oil from leases acquired and developed during the period.

EXPENSES:

	Three Months Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct costs	$722,540	$63,051	$659,489
Professional fees	100,770	69,224	31,546
Investor relations fees	81,857	-	81,857
General and administrative expenses	357,256	139,857	217,399
Depreciation, depletion and amortization	387,408	6,889	380,519
Impairment of goodwill	-	(10,000)	10,000
Total expenses	1,649,831	269,021	1,380,810

Net operating (loss)	(151,629)	(242,530)	(90,901)

Other income (expense):
Interest expense	(224,273)	(2,556)	221,717
Loan fee expense	(39,298)	-	39,298
Loan interest accretion	(304,317)	-	304,317
Interest income	-	418	418
Reversal of loan penalty expense	-	-	-
Loss on sale of asset	-	-	-
Total other income (expense)	(567,888)	(2,138)	565,750

Net (loss)	$(719,517)	$(244,668)	$(474,849)

Direct Costs

Direct costs for the three months ended December 31, 2007 were $722,540 compared to $63,041 for the three months ended December 31, 2006. The increase over the prior period reflects the operating costs on the oil leases acquired during the period and a substantial increase in our overall operations.

Professional Fees

Professional fees for the three months ended December 31, 2007 were $100,770 compared to $69,224 for the three months ended December 31, 2006. The increase in professional fees was a result of services rendered in connection with acquisition and financing activities.

Investor Relations Fees

Investor relations fees for the three months ended December 31, 2007 were $81,857 compared to $0 for the three months ended December 31, 2006. The increase in public and investor relations expenses in the current period was a result of costs associated with the development and implementation of our public and investor relations strategy.

General and Administrative

General and administrative expenses for the three months ended December 31, 2007 were $357,256 compared to $139,857 in the three months ended December 31, 2006. The increase is primarily due to option transactions and other employee compensation recorded in the period as well as board fees and expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended December 31, 2007 was $387,408 compared to $6,889 for the three months ended December 31, 2006. The increase was primarily a result of the depletion of oil reserves based upon production.

Impairment of Goodwill

Impairment of goodwill for the three months ended December 31, 2007 was $0 as compared to $(10,000) for the three months ended December 31, 2006. The sale of a patent for $10,000 offset the impairment of goodwill in the quarter ended December 31, 2006.

Net Operating Loss

Net operating loss for the three months ended December 31, 2007 was $151,629, compared to net operating loss of $242,530 for the three months ended December 31, 2006. Higher employee compensation and depletion expenses, offset by an increase in revenues in the current quarter, were primary factors.

Other Income (Expense)

Interest expense

Interest expense for the three months ended December 31, 2007 was $224,273 compared to $2,556 for the three months ended December 31, 2006. The increase in interest expense is the result of increased financing primarily attributable to the debentures.

Loan Fee Expense

Loan fee expense for the three months ended December 31, 2007 was $39,297 compared to $0 for the three months ended December 31, 2006. The increase in loan fee expense was a result of costs associated with the debentures.

Loan Interest Accretion

Loan interest accretion for the three months ended December 31, 2007 was $304,317 compared $0 for the three months ended December 31, 2006. The increase in loan interest accretion was a result of costs associated with the debentures.

Interest Income

Interest income for the three months ended December 31, 2007 was $0 compared to $418 for the three months ended December 31, 2006. Any interest earned in the current period on proceeds from financing was offset against the related interest expense.

Net Loss

Our net loss for the three months ended December 31, 2007 was $719,517 compared to a net loss of $244,668 for the three months ended December 31, 2006. The increased net loss is primarily due to depletion, interest and loan costs, and general and administrative expenses.

Results of Operations for the Nine Months Ended December 31, 2007 and 2006.

INCOME:

	Nine Months Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Oil and gas revenues	$1,982,119	$ 76,314	$1,905,805

Revenues

Oil and gas revenues for the nine months ended December 31, 2007 were $1,982,119 compared to revenues of $76,314 in the nine months ended December 31, 2006. The increase in revenues is primarily the result of the sale of oil from leases acquired and developed during the period.

EXPENSES:

	Nine Months Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct costs	$1,104,272	$279,619	$824,653
Professional fees	1,112,832	287,478	825,354
Investor relations fees	164,435	-	164,435

General and administrative expenses	1,758,262	319,366	1,438,896
Depreciation, depletion and amortization	532,665	23,359	509,306
Impairment of goodwill	-	677,000	(677,000)
Total expenses	4,672,466	1,586,822	3,085,644

Net operating (loss)	(2,690,347)	(1,510,508)	1,179,839

Other income (expense):
Interest expense	(507,640)	(4,239)	503,401
Loan fee expense	(113,155)	-	113,155
Loan interest accretion	(766,800)	-	766,800
Interest income	-	3,495	3,495
Loss on sale of asset	-	(3,854)	(3,854)
Total other income (expense)	(1,387,595)	(4,598)	1,382,997

Net (loss)	$(4,077,942)	$(1,515,106)	$2,562,836

Direct Costs

Direct costs for the nine months ended December 31, 2007 were $1,104,272 compared to $279,619 for the nine months ended December 31, 2006. The increase over the prior period reflects the operating costs on the oil leases acquired during the period.

Professional Fees

Professional fees for the nine months ended December 31, 2007 were $1,112,832 compared to $287,478 for the nine months ended December 31, 2006. The increase in professional fees was a result of non-cash charges related to options awarded to Board members and an outside consultant, together with services rendered in connection with acquisition and financing activities.

Investor Relations Fees

Investor relations fees for the nine months ended December 31, 2007 was $164,435 compared to $0 for the nine months ended December 31, 2006. The increase in public and investor relations expenses in the current period was a result of costs associated with the annual meeting of stockholders in September 2007 and with development and implementation of our public and investor relations strategy.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2007 were $1,758,262 compared to $319,366 in the nine months ended December 31, 2006. The increase is primarily due to option transactions and incentives recorded as employee compensation in the period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended December 31, 2007 was $532,665 compared to $23,359 for the nine months ended December 31, 2006. The increase was primarily a result of the depletion of oil reserves based upon production.

Impairment of Goodwill

Impairment of goodwill for the nine months ended December 31, 2007 was $0 as compared to $677,000 for the nine months ended December 31, 2006, the period during which the goodwill was fully impaired.

Net Operating (Loss)

Net operating loss for the nine months ended December 31, 2007 was $2,690,347 compared to net operating loss of $1,510,508 for the nine months ended December 31, 2006. Employee compensation, professional fees and depletion expenses, were primary factors in the increased net loss.

Other Income (Expense)

Interest expense

Interest expense for the nine months ended December 31, 2007 was $507,640 compared to $4,239 for the nine months ended December 31, 2006. The increase in interest expense is primarily the result of increased financing.

Loan Fee Expense

Loan fee expense for the nine months ended December 31, 2007 was $113,155 compared to $0 for the nine months ended December 31, 2006. The increase in loan fee expense was a result of costs associated with the debentures.

Loan Interest Accretion

Loan interest accretion for the nine months ended December 31, 2007 was $766,800 compared to $0 for the nine months ended December 31, 2006. The increase in loan interest accretion was a result of costs associated with the debentures.

Interest Income

Interest income for the nine months ended December 31, 2007 was $0 compared to $3,495 for the nine months ended December 31, 2006. Any interest earned in the current period on proceeds from financing was offset against the related interest expense.

Loss on Sale of Asset

Loss on sale of asset for the nine months ended December 31, 2007 was $0 compared to $3,854 for the nine months ended December 31, 2006. The loss was a result of the sale of a vehicle in the prior year.

Net Loss

Our net loss for the nine months ended December 31, 2007 was $4,077,942 compared to $1,515,106 for the nine months ended December 31, 2006. The increase in net loss is primarily the result of direct costs on producing assets, professional and general costs we continue to incur as a start-up, and depletion recorded during the period.

Reserves

Our estimated total proved PV 10 (present value) of reserves as of December 31, 2007 increased to $30.9 million from $24.6 million as of September 30, 2007 reflecting a 25% improvement in the three month period. We increased total proved reserves to 1.2 million barrels of oil equivalent (BOE). Of the 1.2 million BOE, 75% are proved developed and 25% are proved undeveloped. The proved developed reserves consist of proved developed producing (40%) and proved developed non-producing (35%).

The estimated PV10 of the 1.2 million BOE – using a 10% discount rate of the future net cash flows before income taxes, was based on an oil price of $84.25 per barrel and $5.657 per Mcf for natural gas – as of December 31, 2007.

Summary of Oil and Gas Reserves

as of December 31, 2007

Proved Reserves Category	Gross BOE*	Net BOE*	PV10 (before tax)
Proved, Developed Producing	643,573	488,897	$12,156,907
Proved, Developed Non-Producing	606,133	432,875	$12,424,172
Proved, Undeveloped	406,750	304,526	$6,329,438
Total Proved	1,656,456	1,226,298	$30,910,517
*BOE = barrels of oil equivalent (with 6mcf = 1 barrel)

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

On September 14, 2007, we completed the purchase of nine leases in eastern Kansas for $800,000 in cash pursuant to a purchase and sale agreement. We acquired a 100% working interest in 1,100 gross acres of leaseholds located in Miami, Johnson and Franklin counties in eastern Kansas. A copy of the purchase agreement was attached to as Exhibit 10.33 to our Form 10-QSB filed on November 14, 2007.

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

Black Oaks Field

We acquired an option in September 2006 to purchase and participate in the development of 1,980 acres in the Woodson and Greenwood counties of Kansas for $500,000 in a combination of stock and cash. In addition, as part of the agreement we established a joint operating account and funded it with $4 million specifically for the initial development of this field. In doing so, we acquired a 95% working interest in the Black Oaks Field effective April 9, 2007. The former owner of the field retained a 5% carried interest in the field. We are also obligated to invest additional development funds as to not cause more than a thirty day delay in field development until the field is fully developed or as agreed to upon by the parties. Once the net cash flow (revenues less operating expenses and capital expenditures) from the property has paid for our investment, plus the cost of the capital obtained to develop the property, this 5% carried interest will convert to a 30% working interest (non-carried). The cost of the capital will include the interest associated with the prorated portion of the Senior Secured Debentures as well as the value of common stock issued to these purchasers that is ultimately allocated to the Black Oaks Field.     We have substantially completed the $4 million (Phase 1) initiative and, at

December 31, 2007 have sixty-three producing wells and five injection wells. We received state approval and began water injection during the quarter ended December 31, 2007.

We are now recognizing increased production and cash flow from the Black Oaks Field. Assuming capital is available, we plan to invest an additional $5 million to further develop the 1,980 acres. This additional $5 million investment would require additional funds to be acquired, through either a debt or equity offering. We are currently in discussions to further clarify the funding commitments and timing of the completion of this field. In addition, the option acquired for $500,000 allows us to participate in another 2,100 acre development and secondary recovery project with the same partner, in the same area, and under similar terms. The total capital required for the second project, named the “Nickel Town Field,” is estimated to be approximately $15.4 million.

Thoren Lease

On April 27, 2007, we acquired a 240 acre lease in Douglas county Kansas for $400,000 (subject to customary closing adjustments). The acquisition included a 100% interest in and to all rights and easements incident or appurtenant to the Lease; 12 oil wells, 4 water injection wells, and one water supply well.

We acquired a .8476563 net revenue interest on production from the Lease. Production from the Lease at December 31, 2007 approximated 50 barrels of oil equivalent per day, up from 10 barrels of oil equivalent per day at acquisition.

The terms of the sale agreement state that upon payout of the purchase price, plus operating costs and capital costs from the net revenue generated by the Lease, the former owner of the lease shall be assigned a 25% working interest in the Lease. Total capital expenditures include a cost of capital for the interest associated with the prorated portion of the Senior Secured Debentures as well as the value of common stock issued to these purchasers that is ultimately allocated to the Thoren Lease.

We have completed our original planned $600,000 development of the field, primarily by drilling an additional nineteen producing wells, seven water injection wells and equipment and infrastructure improvements needed to increase production. The geology and production to date continues to be encouraging.

Gas City Property

In February 2006, we acquired approximately 8,105 acres of land held by leases, 11 recently (within the past three years) drilled wells, a gas gathering system and an interstate pipeline tap and a salt water disposal system for the field. The asset is located in Allen County, Kansas. Due to attrition and an attempt to centralize the acreage, we currently own approximately 6,600 acres of oil and gas leases, eleven (11) existing wells completed as natural gas producers, gas gathering system, compressor, tap and dehydration system tied to an interstate pipeline, and one (1) salt water disposal well along with a salt water disposal system for the field. We originally allocated $1 million from the debentures for development of the Gas City Field, however, we are currently in the process of a potential sale of the property to Euramerica Energy, Inc. pursuant to the Well Development Agreement and Option described below.

Well Development Agreement and Option

On July 12, 2007, we entered into a letter agreement with Euramerica Energy Inc., describing the terms for proceeding with an exploration and development program on the leases on the Gas City Property. On August 10, 2007, we amended and restated the letter agreement and we agreed to commence a development initiative upon the property under certain terms and again on December 10, 2007 we amended the August 10, 2007 agreement. Under the agreements, as amended, we granted Euramerica an option to purchase the property through March 1, 2008 at a purchase price of $1,200,000, which value represents the original purchase price plus capital invested by us in the development of the property to date.

The following describes certain material terms of the Well Development Agreement, as amended, and the Option. The description below is not a complete description of all terms of the agreement and is qualified in its entirety by reference to the agreement attached as Exhibit 10.31 to Form 10-QSB filed on August 17, 2007 and the amendment filed as Exhibit 10.35 to the Form 8-K filed on December 20, 2007.

Well Development Program

•

Euramerica paid us $524,000 to be used for exploratory drilling, logging and testing, as well as certain completion aspects of test wells. As of December 31, 2007, $472,075 has been deployed as part of this Well Development Program.

•	Drilling, logging, testing, and completion of the wells was scheduled to be completed on or before December 15, 2007.
•	We will be the operator of the wells. Location of the wells will be upon agreement of Euramerica and us.
•	As the operator we are responsible for the payment of all royalties and interests on the wells.
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

•

We were granted the first right to deploy capital for coal-bed methane (CBM) completion on the wells Euramerica did not want to complete. If we chose to seek CBM production from the wells, we would grant Euramerica the option to participate with a 25% working interest, after payout of the total expenses from revenue associated with each CBM well, from production resulting from each CBM well.

•

Due to current pipeline restrictions and the need to shut in current CBM wells, Euramerica has agreed to pay us the economic value equal to 50Mcf per day from the total daily production of the conventional gas wells effective November 15, 2007 until Euramerica exercises the Option.

•

During the Option Period, we were granted the right to fund a completion program to test and complete possible oil zones, which are below any conventional gas or CBM zones in the Euramerica wells. If any of the wells are deemed to have oil resources that are capable of being produced in commercially viable quantities, as determined by us, we will use our best efforts to complete the oil zones and not impact any possible conventional gas in the wells.

•

We agreed that after pay-out of capital and total expenses from revenue associated with the exploitation of the oil zones associated with a particular well, Euramerica shall be granted the option to participate with a 25 working interest from oil production from each particular well. However, our 75% working interest in the oil zones producing from the wells shall be a perpetual burden on production, even after Euramerica exercised the option, and shall remain unchanged as per the terms of the agreement, as amended. Further, if Euramerica defaults on its obligations under the agreement the 25% working interest shall revert to us.

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
•

Upon execution of the option, Euramerica shall be obligated to invest $2,000,000 in drilling funds on or before August 31, 2008 or the title to the property will revert back to EnerJex. Further, any funds invested by Euramerica above the $524,000 during the option period shall be applied to the $2,000,000.

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

Summary

We have several other projects that are in various stages of discussions and we are continually evaluating oil and gas opportunities in the mid-continent region. We plan to bring multiple potential acquisitions to various financial partners for evaluation and funding options. It is our vision to grow the business in a disciplined and well planned manner.

In addition to raising additional capital we may take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy will allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations while further diversifying risk.

We began generating revenues from the sale of oil, primarily during the six month period ended December 31, 2007. We expect our production to continue to increase, both through development of wells and through our acquisition strategy. Our future financial results will continue to depend on: (i) the ability to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources. The board of directors has implemented a Crude Oil and Natural Gas hedging strategy that will allow management to hedge up to 80% of our gross production to mitigate a majority of our exposure to changing oil prices in the intermediate term. However, as of December 31, 2007, we have not hedged any of our current production.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007 as compared to March 31, 2007.

	December 31, 2007	March 31, 2007	Increase / (Decrease)
			$

Current Assets	$ 1,345,583	$ 120,604	1,224,979

Current Liabilities	$ 1,946,979	$ 488,189	1,458,790

Working Capital (deficit)	$(601,396)	$ (367,585)	(233,811)

Financing. On August 3, 2006, our subsidiary, EnerJex Kansas, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the reverse merger with Midwest Energy, Inc. We received a note for $10,000 payable due December 31, 2006 for the patent. As of December 31, 2007, the note has been paid in full.

On April 11, 2007, we completed a $9 million private placement of Senior Secured Debentures (the “Debentures”). In accordance with the terms of the Debentures, we received $6.3 million (before expenses and placement fees) at the first closing and an additional $2.7 million (before closing fees and expenses) at the second closing on June 21, 2007. In connection with the sale of the Debentures, we agreed to issue the Buyers 9,000,000 shares of common stock(6,300,000 shares of common stock were issued on April 13, 2007 and 2,700,000 shares of common stock were issued on June 26, 2007) .. In addition, we were potentially required to issue the Buyers up to an additional 12,000,000 shares of common stock or warrants in the event we failed to meet certain production thresholds over the term of the debentures. To avoid issuing these additional shares, we must have production of the equivalent to 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. As of December 31, 2007 we met the first threshold of 180 BOPDE, therefore we did not have to issue threshold shares for that period. We also now believe that we should be able to meet the production threshold levels for the future periods.

The $9 million Debentures mature on March 31, 2010, absent earlier redemption by EnerJex, and carry an interest rate of 10%. Interest on the Debentures began accruing on April 11, 2007 and is payable quarterly in arrears on the first day of each succeeding quarter during the term of the Debentures, beginning on or about May 11, 2007 and ending on the Maturity Date of March 31, 2010. We may, under certain conditions specified in the Debentures, pay interest payments in shares of our registered common stock. Additionally, on the Maturity Date, EnerJex is required to pay the amount equal to the principal, as well as all accrued but unpaid Interest.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and potential JV or WI partnerships. We are currently generating sufficient revenues to meet operating needs. In the event we cannot obtain additional capital to pursue our strategic plan, however, this would materially impact our ability to continue our aggressive growth.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we have expanded operational activities, we are no longer experiencing cash flow deficiencies from operations. If we again experience cash flow deficiencies we would be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We intend to implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We currently have 8 full time employees and employ the services of several contract personnel. As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our accounting estimates include amount of depletion of our oil and gas properties subject to amortization, the asset retirement obligation and the value of the options and warrants that we issue. Our trade receivables have been fully collectible since inception and we only have sales to a small base of customers. We believe that all of our receivables are collectible. The depletion of our oil and gas properties is based in part on the evaluation of our reserves and an estimate of our reserves. We obtain an evaluation of the proved reserves from a professional engineering company and on a quarterly basis we review the estimates and determine if any adjustments are needed. If the actual reserves are less than the estimated reserves we would not fully deplete our costs. The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary. The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants we determine the volatility of our stock. We believe our estimate of volatility is reasonable and we review the assumptions used to determine this whenever we have an equity instrument that needs a fair market value. Although the offset to the valuation is in paid in capital were we to have an incorrect material volatility assumption our expenses could be understated or overstated. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from a historical context) in the near term.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with the $9 Million Debenture Financing

We have substantial indebtedness under the $9 Million Debenture Financing Agreements which are secured by all of our assets. If an event of default occurs under the Financing Agreements, the Buyers may foreclose on all of our assets and we may be forced to curtail our operations or sell some of our assets to repay the debentures.

On April 11, 2007, we entered into a $9 million debenture financing with certain Buyers pursuant to securities purchase agreement and related agreements. Subject to certain grace periods, the debentures and agreements provide for the following events of default (among others):

•

Failure to timely file the registration statements (at least 3 are required) and have them declared effective by the SEC within the time periods set forth in the Registration Rights Agreement (the initial registration was declared effective on August 14, 2007, and the second registration was declared effective on January 11, 2008);

•	The suspension of our common stock from the Over-the-Counter Bulletin Board for five consecutive days or for more than an aggregate of ten days in 365 days;
•	Failure to pay principal and interest when due;
•	An uncured breach of any material covenant, term or condition in any of the Debentures or related agreements;
•	A breach of any material representation or warranty made in any of the Debentures or related agreements; and
•	Any form of bankruptcy or insolvency proceeding is instituted by or against us.

In the event of a future default under our agreements with the Buyers, the Buyers may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

There can be no assurance that we will satisfy all of the conditions of the debenture agreements.

Pursuant to the terms of the debenture agreements, we were obligated to file at least three registration statements (two have already been filed and declared effective) registering the 9,000,000 shares of common stock, 3,000,000 interest shares potentially issuable under the Debentures, and up to 12,000,000 production threshold shares which may be issued pursuant to the Securities Purchase Agreement. The first two registration statements (effective August 2007 and January 2008, respectively) each registered 3,000,000 shares of common stock. The third registration statement, due to be filed on or about November 20, 2008, will register the remaining 3,000,000 shares of common stock and the interest shares issued or issuable pursuant to the terms of the Debentures. In addition, we are required to file a registration statement within 30 days of the issuance of any production threshold shares.

Although we believe that we will meet the deadlines for obtaining the effective registration statements, there can be no assurance that such statements will be declared effective within the time required. Failure to satisfy these conditions would constitute a default under the debenture agreements.

The issuance of threshold shares may cause immediate and substantial dilution to our existing stockholders.

We have to meet 30 day average production thresholds during the period the debentures are outstanding. We must have production of the equivalent of 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. If we do not meet those thresholds on any of the periods highlighted we will be required to issue an additional 3,000,000 shares to the debenture holders for each period we fail to meet the thresholds. The issuance of threshold shares may cause immediate dilution to the interests of other stockholders. As of December 31, 2007 we have exceeded the initial threshold requirements and did not issue any threshold shares.

Risks Associated with Our Business

We have sustained losses, which raises doubt as to our ability to successfully develop profitable business operations.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil and natural gas industries. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

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

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or oil in sustainable or economic quantities.

At this stage of our business operations, even with our good faith efforts, potential investors have the possibility of losing their investment.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on cash flow from operations or raise additional cash to fund our operations, pay outstanding long-term debt, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration and development activities.

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

Our success depends heavily upon the continued contributions of Steve Cochennet, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. As of the date of this report we have not entered into an employment agreement with Mr. Cochennet; however, we intend to enter into an employment agreement with Mr. Cochennet in the near future. In addition, we do not maintain key person insurance on Mr. Cochennet. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Cochennet.

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

Risks Associated with Oil and Gas Operations

Because we face uncertainties in estimating proven recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimates and the future net cash flows attributable to those reserves are prepared by McCune Engineering, our independent petroleum and geological engineer. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of McCune Engineering. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data; assumptions regarding future natural gas and oil prices; expenditures for future development and exploitation activities; and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by McCune Engineering in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•	Geological conditions;
•	Changes in governmental regulations and taxation;
•	Assumptions governing future prices;

•	The amount and timing of actual production;
•	Availability of funds
•	Future operating and development costs; and
•	Capital costs of drilling new wells.

The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

The SEC permits natural gas and oil companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. The SEC’s guidelines strictly prohibit us from including “probable reserves” and “possible reserves” in filings with the SEC. We also caution you that the SEC views such “probable” and “possible” reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas and oil industry. Unless you have such expertise, you should not place undo reliance on these estimates. Potential investors should also be aware that such “probable” and “possible” reserve estimates will not be contained in any “resale” or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares. We undertake no duty to update this information and do not intend to update this information.

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

The natural gas and oil business involves a variety of operating risks, including:

•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of oil, natural gas, and formation water;
•	natural disasters, such as tornadoes and other adverse weather conditions;
•	quality of natural gas and oil issues may preclude us from being able to easily sell and/or deliver our products;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	embedded oil field drilling and service tools;
•	abnormally pressured formations; and
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue or sale any equity securities during the quarter ended December 31, 2007; however on January 16, 2008, we granted 117,500 options to purchase shares of our common stock to three employees. The options are exercisable until January 15, 2011 at a per share price of $1.25. Each option was fully vested upon grant. We believe that the option grants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to granting the options, had such knowledge and experience in their financial and business matters that they were capable of evaluating the merits and risks of their respective investments. The recipients had the opportunity to speak with the Company’s president and directors on several occasions prior to their investment decisions.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended December 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.11	Securities Purchase Agreement – dated 4/11/07		8-K		10.11	4/16/07

10.12	Registration Rights Agreement – dated 4/11/07		8-K		10.12	4/16/07

10.13	Senior Secured Debenture – ($3,500,000) West Coast Opportunity Fund, LLC, dated 4/11/07		8-K		10.13	4/16/07

10.14	Senior Secured Debenture – ($700,000) DKR Soundshore Oasis Holding Fund Ltd., dated 4/11/07		8-K		10.14	4/16/07

10.15	Senior Secured Debenture – ($1,050,000) Enable Growth Partners, LP, dated 4/11/07		8-K		10.15	4/16/07

10.16	Senior Secured Debenture – ($350,000) Enable Opportunity Partners LP, dated 4/11/07		8-K		10.16	4/16/07

10.17	Senior Secured Debenture – ($350,000) Glacier Partners LP, dated 4/1/07		8-K		10.17	4/16/07

10.18	Senior Secured Debenture – ($350,000) Frey Living Trust, dated 4/11/07		8-K		10.18	4/16/07

10.19	Secured Guaranty – dated 4/11/07		8-K		10.19	4/16/07

10.20	Pledge and Security Agreement – dated 4/11/07		8-K		10.20	4/16/07

10.21	Joint Exploration Agreement – dated 3/30/07		8-K		10.21	4/16/07

10.22	Purchase and Sale Agreement with MorMeg, LLC dated 4/18/07		8-K		10.22	5/02/07

10.23	Amended and Restated 2002/2003 Stock Option Plan		8-K		10.23	5/11/07

10.24	Senior Secured Debenture – ($1,500,000)West Coast Opportunity Fund, LLC, dated June 21, 2007		8-K		10.24	6/25/07

10.25	Senior Secured Debenture – ($300,000) DKR Soundshore Oasis Holding Fund Ltd., dated, June 21, 2007		8-K		10.25	6/25/07

10.26	Senior Secured Debenture – ($450,000) Enable Growth Partners LP, dated June 21, 2007		8-K		10.26	6/25/07

10.27	Senior Secured Debenture – ($150,000) Enable Opportunity Partners LP, dated June 21, 2007		8-K		10.27	6/25/07

10.28	Senior Secured Debenture – ($150,000) Glacier Partners LP, dated June 21, 2007		8-K		10.28	6/25/07

10.29	Senior Secured Debenture – ($150,000) Frey Living Trust, dated June 21, 2007		8-K		10.29	6/25/07

10.30	Mortgage, Security Agreement and Assignment of Production, dated June 21, 2007.		8-K		10.30	6/25/07

10.31	Amended and Restated Well Development Agreement and Option for “Gas City Property (Iola & Teats)”, dated August 10, 2007		10-QSB	6/30/07	10.31	8/17/07

10.32	Purchase and Sale Contract dated September 27, 2007		8-K		10.32	10/02/07

10.33	Purchase and Sale Contract dated September 14, 2007		10-QSB	9/30/07	10.33	11/14/07

10.35	Amendment to Euramerica Agreement		8-K		10.35	12/20/07

10.36	Debenture Holder RRA Amendment Letter		8-K		10.36	12/20/07

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.3	Governance, Compensation and Nominating Committee Charter		8-K		99.1	5/11/07

99.4	Audit Committee Charter		8-K		99.2	5/11/07

99.5	Corporate Governance Guidelines		10-KSB	3/31/07	99.5	6/13/07

99.6	Code of Ethics		10-KSB	3/31/07	99.6	6/13/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By: /s/ Steve Cochennet
Steve Cochennet, CEO/President
(On behalf of the registrant and as
principal accounting officer)

Date: February 14, 2008