Form 10QSB/A
period 2007-12-31
EnerJex Resources, Inc.
filed 2008-07-09
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-QSB to amend our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 (the “Original Filing”), filed on February 14, 2008, with the Securities and Exchange Commission in order to correct a typographical error in the earnings per share reported and to incorporate relevant comments from the staff of the SEC in connection with our registration statement on Form S-1.

The Original Filing is hereby superseded and amended with respect to Part I, Items 1 and 2, and Part II, Items 2 and 6, set forth in this Amendment No. 1.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerJex Resources, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

December 31,
2007
(Unaudited)
Assets
Current assets:
Cash	$957,477
Accounts receivable	377,309
Prepaid expenses and debt issue costs	167,988
Total current assets	1,502,774

Fixed assets, net of accumulated depreciation of $21,140	127,400

Other assets:
Prepaid debt issue costs	196,489
Oil and gas properties using full cost accounting:
Properties not subject to amortization	74,777
Properties subject to amortization	9,016,166
Total other assets	9,287,432

$10,917,606

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$364,755
Accrued liabilities	126,981
Deferred payments from Euramerica for development	51,925
Promissory notes payable	965,000
Current portion of long term debt	438,318
Total current liabilities	1,946,979

Asset retirement obligation	389,475

Long term liabilities:
Convertible note payable	25,000
Long-term debt, less current portion	6,502,132
6,527,132

Commitments and contingencies

Stockholders' Equity :
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized
22,203,256 shares issued and outstanding	22,203

Additional paid-in capital	8,705,730
Accumulated (deficit)	(6,673,913)
2,054,020

$10,917,606

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue
Oil and gas activities	$1,498,202	$26,491	$1,982,119	$76,314

Expenses:
Direct costs	722,540	63,051	1,104,272	279,619
Professional fees	100,770	69,224	1,112,832	287,478
Investor relations fees	81,857	-	164,435	-
General and administrative expenses	357,256	139,857	1,758,262	319,366
Depreciation, depletion and amortization	387,408	6,889	532,665	23,359
Impairment of goodwill	-	(10,000)	-	677,000
Total expenses	1,649,831	269,021	4,672,466	1,586,822

Net operating (loss)	(151,629)	(242,530)	(2,690,347)	(1,510,508)

Other income (expense):
Interest expense	(224,273)	(2,556)	(507,640)	(4,239)
Loan fees	(39,298)	-	(113,155)	-
Loan interest accretion	(304,317)	-	(766,800)	-
Interest income	-	418		3,495
Reversal of loan penalty expense	-	-	-	-
Loss on sale of asset	-	-	-	(3,854)
Total other income (expense)	(567,888)	(2,138)	(1,387,595)	(4,598)

Net income (loss)	$(719,517)	$(244,668)	$(4,077,942)	$(1,515,106)

Weighted average number of
common shares outstanding - basic	22,203,256	12,900,395	20,691,689	12,142,498

Net income (loss) per share - basic	$(0.03)	$(0.02)	$(0.20)	$(0.12)

See notes to condensed consolidated financial statements.

EnerJex Resources, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$(4,077,942)	$(1,515,106)
Depreciation, depletion and amortization	532,665	46,047
Accretion of asset retirement obligation	13,567	1,440
Stock and options issued for services	1,862,795	138,000
Loan costs	879,955	-
Impairment of goodwill	-	677,000
Loss on sale of asset	-	3,854
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts and notes receivable	(362,871)	(18,028)
Prepaid expenses	(4,124)	8,443
Accounts payable	322,456	(648,168)
Accrued liabilities	31,091	38,437
Deferred payments from Euramerica for development	51,925	-
Net cash used in operating activities	(750,483)	(1,268,081)

Cash flows from investing activities
Purchase of fixed assets	(113,575)	(35,500)
Proceeds from sale of assets	-	11,500
Payments received on notes receivable	-	(32,275)
Additions to oil and gas properties	(8,936,628)	(100,000)
Additions to oil and gas properties not subject to amortization	-	(4,104)
Net cash used in investing activities	(9,050,203)	(160,379)

Cash flows from financing activities
Proceeds from sale of common stock	4,313,757	414,800
Stock issued for liabilities	-	306,000
Payments received on notes receivable	23,100	-
Proceeds from long term debt	6,765,141	100,000
Payments on notes payable	(443,328)	-
Proceeds from convertible note	-	25,000
Net cash provided from financing activities	10,658,670	845,800

Net increase (decrease) in cash	857,984	(582,660)
Cash - beginning	99,493	590,432
Cash - ending	$957,477	$7,772

Supplemental disclosures:
Interest paid	$75,935	$2,313
Income taxes paid	-	-

Non-cash transactions
Stock, warrants and options issued for services	$280,591	$644,000

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

During the nine months ended December 31, 2007 we issued 9,000,000 shares of our common stock pursuant to our “Mortgage Security Agreements” entered into on April 12, 2007 and June 8, 2007. We allocated $4,500,000 of the $9,000,000 to the equity portion of the transaction (See Note 4). The transaction costs of the equity sale were $466,835.

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

On May 4, 2007, we granted an option to purchase 1,000,000 shares of our common stock to our President and CEO. The options are considered fully vested on grant. The options have an exercise price of $1.25 and expire on May 3, 2011. The fair value of the options based on the Black-Scholes pricing model was $859,622. The following assumptions were used in the

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

valuation: stock price-$1.25; exercise price-$1.25; life 4 years; volatility 95%; yield-4.55. At December 31, 2007, we recorded the full value as additional related – party compensation.

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

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

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

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

The proceeds from the debentures were allocated to the note payable and the stock issued based on the fair market value of each item that we calculated to be $9,000,000 for each item. Since each of the instruments had a value equal to 50% of the total, we allocated $4,500,000 to stock and $4,500,000 to the note. At December 31, 2007, we have recorded the maturity value of the note at $9,000,000 less the unaccreted discount of $3,733,200. The amount of interest accreted for the period ended December 31, 2007 was $766,800.

Net Proceeds from the debentures totaled $8,346,922 after payment of $653,078 of debt issue costs. Also included as fees relating to the debentures was the fair market value of the warrant of $280,591. We allocated $466,835 (50% of the costs) to debt issue costs and will amortize on a straight-line basis the debt issue costs over the life of the debentures. For the period ended December 31, 2007 we recorded debt issue cost expense $113,155. At December 31, 2007 and the unamortized debt issued costs were $353,680 with $157,191 recorded as current assets and $196,489 recorded as other assets. The remaining fees of $466,834 were offset against paid in capital as these were costs associated with the equity portion of the debenture.

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

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

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

Long-Term debt consists of the following at December 31, 2007:

Long-term Debentures	$ 9,000,000
Unaccreted discount	(3,733,200)
Total	5,266,800
Note payable to bank	1,642,990
Vehicle notes payable	30,660
Total long-term debt	6,940,450
Less current portion	438,318
Long-term debt	$ 6,502,132

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

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

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

On June 14, 2007, we entered into a “Separation Agreement” with our former Chief Financial Officer Pursuant to the agreement, we agreed to pay a total of $56,000 as severance subject to payment in full of the outstanding promissory note in the amount of $22,000 and accrued interest.

Note 7 - Commitments and Contingencies

Pursuant to the terms of our financing agreement entered into on April 11, 2007, we have committed to various 30-day average production thresholds as follows: (1) the equivalent of 180

EnerJex Resources, Inc.

Notes To Unaudited Condensed Consolidated Financial Statements

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

Direct Costs

Direct costs for the three months ended December 31, 2007 were $722,540 compared to $63,051 for the three months ended December 31, 2006. The increase over the prior period reflects the operating costs on the oil leases acquired during the period and a substantial increase in our overall operations.

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

Loan Fee Expense

Loan fee expense for the three months ended December 31, 2007 was $39,298 compared to $0 for the three months ended December 31, 2006. The increase in loan fee expense was a result of costs associated with the debentures.

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

Summary of Oil and Gas Reserves

as of December 31, 2007

	Remaining Bbls(1)		Remaining Mcf(2)
Proved Reserves Category	Gross	Net	Gross	Net	PV10 (before tax)(3)
Proved, Developed Producing	610,622	462,068	197,704	160,976	$12,156,907
Proved, Developed Non-Producing	572,800	405,375	200,000	165,000	$12,424,172
Proved, Undeveloped	406,750	304,526	-0-	-0-	$6,329,438
Total Proved	1,590,172	1,171,969	397,704	325,976	$30,910,517

(1)	Bbls = barrels of oil.

(2)	MCF = thousand cubic feet of natural gas.

(3)

The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV10 to be an important measure for evaluating the relative significance of our oil and natural gas properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

As of December 31, 2007

PV10	$30,910,517
Future income taxes, net of 10% discount	(5,034,403)
Standardized measure of discounted future net cash flows	$25,876,114

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

•	Drilling, logging, testing, and completion of the wells were scheduled to be completed on or before December 15, 2007.
•	We will be the operator of the wells. Location of the wells will be upon agreement of Euramerica and us.
•	As the operator we are responsible for the payment of all royalties and interests on the wells.
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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007 as compared to March 31, 2007.

	December 31, 2007	March 31, 2007	Increase / (Decrease)
			$

Current Assets	$ 1,502,774	$ 120,604	1,382,170

Current Liabilities	$ 1,946,979	$ 488,189	1,458,790

Working Capital (deficit)	$(444,205)	$ (367,585)	(76,620)

Financing. On August 3, 2006, our subsidiary, EnerJex Kansas, Inc., executed a convertible note for the principal amount of $25,000. The note bears interest at 6% per annum and matures on August 2, 2010. The note is convertible at any time at the option of the holder into shares of our common stock at a conversion rate of $2.00 per share.

On October 30, 2006, we entered into an agreement with a shareholder to sell the patent we received in the Millennium merger. We received a note for $10,000 payable due December 31, 2006 for the patent. As of December 31, 2007, the note has been paid in full.

On April 11, 2007, we completed a $9 million private placement of Senior Secured Debentures (the “Debentures”). In accordance with the terms of the Debentures, we received $6.3 million (before expenses and placement fees) at the first closing and an additional $2.7 million (before closing fees and expenses) at the second closing on June 21, 2007. In connection with the sale of the Debentures, we agreed to issue the Buyers 9,000,000 shares of common stock(6,300,000 shares of common stock were issued on April 13, 2007 and 2,700,000 shares of common stock were issued on June 26, 2007). In addition, we were potentially required to issue the Buyers up to an additional 12,000,000 shares of common stock or warrants in the event we failed to meet certain production thresholds over the term of the debentures. To avoid issuing these additional shares, we must have production of the equivalent to 180 Barrel of Oil Equivalent Per Day (BOPDE) by December 31, 2007; 182 BOPDE by June 30, 2008; 170 BOPDE by December 31, 2008 and 206 BOPDE by June 30, 2009. As of December 31, 2007 we met the first threshold of 180 BOPDE, therefore we did not have to issue threshold shares for that period. We also now believe that we should be able to meet the production threshold levels for the future periods.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with the $9 Million Debenture Financing

We have substantial indebtedness under the $9 Million Debenture Financing Agreements, which are secured by all of our assets. If an event of default occurs under the Financing Agreements, the Buyers may foreclose on all of our assets and we may be forced to curtail our operations or sell some of our assets to repay the debentures.

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

Our future revenues, profitability, future growth and the carrying value of our properties are anticipated to depend substantially on the prices we may realize for our natural gas and oil production. Our realized prices may also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2007, we granted Jay Schendel, Field Operations Supervisor of the Company, an option to purchase 10,000 shares of our restricted common stock at $1.25 per share for a period of four years expiring on October 31, 2011. We believe that the issuance of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of our stockholders during the quarter ended December 31, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.11	Securities Purchase Agreement – dated 4/11/07		8-K		10.11	4/16/07

10.12	Registration Rights Agreement – dated 4/11/07		8-K		10.12	4/16/07

10.13	Senior Secured Debenture – ($3,500,000) West Coast Opportunity Fund, LLC, dated 4/11/07		8-K		10.13	4/16/07

10.14	Senior Secured Debenture – ($700,000) DKR Soundshore Oasis Holding Fund Ltd., dated 4/11/07		8-K		10.14	4/16/07

10.15	Senior Secured Debenture – ($1,050,000) Enable Growth Partners, LP, dated 4/11/07		8-K		10.15	4/16/07

10.16	Senior Secured Debenture – ($350,000) Enable Opportunity Partners LP, dated 4/11/07		8-K		10.16	4/16/07

10.17	Senior Secured Debenture – ($350,000) Glacier Partners LP, dated 4/1/07		8-K		10.17	4/16/07

10.18	Senior Secured Debenture – ($350,000) Frey Living Trust, dated 4/11/07		8-K		10.18	4/16/07

10.19	Secured Guaranty – dated 4/11/07		8-K		10.19	4/16/07

10.20	Pledge and Security Agreement – dated 4/11/07		8-K		10.20	4/16/07

10.21	Joint Exploration Agreement – dated 3/30/07		8-K		10.21	4/16/07

10.22	Purchase and Sale Agreement with MorMeg, LLC dated 4/18/07		8-K		10.22	5/02/07

10.23	Amended and Restated 2002/2003 Stock Option Plan		8-K		10.23	5/11/07

10.24	Senior Secured Debenture – ($1,500,000)West Coast Opportunity Fund, LLC, dated June 21, 2007		8-K		10.24	6/25/07

10.25	Senior Secured Debenture – ($300,000) DKR Soundshore Oasis Holding Fund Ltd., dated, June 21, 2007		8-K		10.25	6/25/07

10.26	Senior Secured Debenture – ($450,000) Enable Growth Partners LP, dated June 21, 2007		8-K		10.26	6/25/07

10.27	Senior Secured Debenture – ($150,000) Enable Opportunity Partners LP, dated June 21, 2007		8-K		10.27	6/25/07

10.28	Senior Secured Debenture – ($150,000) Glacier Partners LP, dated June 21, 2007		8-K		10.28	6/25/07

10.29	Senior Secured Debenture – ($150,000) Frey Living Trust, dated June 21, 2007		8-K		10.29	6/25/07

10.30	Mortgage, Security Agreement and Assignment of Production, dated June 21, 2007.		8-K		10.30	6/25/07

10.31	Separation Agreement with Todd Bart dated June 14, 2007.		8-K		10.31	6/29/07

10.32	Amended and Restated Well Development Agreement and Option for “Gas City Property (Iola & Teats)”, dated August 10, 2007		10-QSB	6/30/07	10.31	8/17/07

10.33	Purchase and Sale Contract dated September 27, 2007		8-K		10.32	10/02/07

10.34	Purchase and Sale Contract dated September 14, 2007		10-QSB	9/30/07	10.33	11/14/07

10.35	Amendment to Euramerica Agreement		8-K		10.35	12/20/07

10.36	Debenture Holder RRA Amendment Letter		8-K		10.36	12/20/07

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.3	Governance, Compensation and Nominating Committee Charter		8-K		99.1	5/11/07

99.4	Audit Committee Charter		8-K		99.2	5/11/07

99.5	Corporate Governance Guidelines		10-KSB	3/31/07	99.5	6/13/07

99.6	Code of Ethics		10-KSB	3/31/07	99.6	6/13/07

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By: /s/ Steve Cochennet
Steve Cochennet, CEO/President
(On behalf of the registrant and as
principal accounting officer)

Date: July 8, 2008