Form 10-Q
period 2008-06-30
EnerJex Resources, Inc.
filed 2008-08-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(913) 693-4600

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2008, was 4,443,467 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,044,361	$951,004
Accounts receivable	1,030,388	227,055
Prepaid debt issue costs	157,191	157,191
Deposits and prepaid expenses	378,454	176,345
Total current assets	2,610,394	1,511,595

Fixed assets	243,925	185,299
Less: Accumulated depreciation	39,859	30,982
Total fixed assets	204,066	154,317

Other assets:
Prepaid debt issue costs	117,893	157,191
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	3,200	62,216
Properties subject to amortization	9,404,474	8,982,510
Total other assets	9,525,567	9,201,917
Total assets	$12,340,027	$10,867,829

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,602,519	$416,834
Accrued liabilities	293,728	70,461
Notes payable	965,000	965,000
Deferred payments from Euramerica development	-	251,951
Long-term debt, current	517,284	412,930
Total current liabilities	3,378,531	2,117,176

Asset retirement obligation	557,633	459,689
Convertible note payable	25,000	25,000
Long-term debt, net of discount of $3,067,376 and $3,410,202	7,520,120	6,831,972
Total liabilities	11,481,284	9,433,837
Contingencies and commitments
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding – 4,442,833 at June 30, 2008 and 4,440,651 at March 31, 2008	4,443	4,441
Paid in capital	8,910,006	8,853,457
Retained (deficit)	(8,055,706)	(7,423,906)
Total stockholders’ equity	858,743	1,433,992

Total liabilities and stockholders’ equity	$12,340,027	$10,867,829

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	June 30,
	2008	2007

Oil and natural gas revenues	$1,690,086	$146,203

Expenses:
Direct operating costs	714,534	59,042
Depreciation, depletion and amortization	370,190	14,245
Professional fees	143,678	874,505
Salaries	217,487	1,122,190
Administrative expense	219,487	129,937
Total expenses	1,665,376	2,199,919

Income (Loss) from operations	24,710	(2,053,716)

Other income (expense):
Interest expense	(274,386)	(69,742)
Loan fee expense	(39,298)	(34,560)
Loan interest accretion	(342,826)	(175,766)
Loan penalty expense	-	(2,126,271)
Total other income (expense)	(656,510)	(2,406,339)

Net (loss)	$(631,800)	$(4,460,055)

Net (loss) per share of common stock-basic and fully diluted	$(0.14)	$(1.16)

Weighted average shares outstanding	4,471,754	3,832,702

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(631,800)	$(4,460,055)
Depreciation and depletion	379,067	16,464
Amortization of stock and options for services	56,551	1,807,871
Loan penalty costs	-	2,126,271
Loan costs and accretion of interest	382,124	210,326
Accretion of asset retirement obligation	13,544	507
Adjustments to reconcile net (loss) to cash provided by
(used in) operating activities:
Accounts receivable	(803,333)	(141,426)
Deposits and prepaid expenses	(202,109)	(25,780)
Accounts payable	1,185,685	144,743
Accrued liabilities	223,267	(58,251)
Deferred payment from Euramerica for development	(251,951)	-
Cash provided by (used in) operating activities	351,045	(379,330)

Cash flows from investing activities
Purchase of fixed assets	(58,626)	(13,841)
Additions to oil & gas properties	(948,937)	(1,586,601)
Sale of oil & gas properties	300,000	-
Cash used in investing activities	(707,563)	(1,600,442)

Cash flows from financing activities
Proceeds from sales of common stock	-	4,313,757
Notes payable, net	-	(350,000)
Borrowings from long-term debt	523,442	4,033,165
Payments on long-term debt	(73,567)	-
Payments received on notes receivable	-	23,100
Cash provided by financing activities	449,875	8,020,022

Increase (decrease) in cash and cash equivalents	93,357	6,040,250
Cash and cash equivalents, beginning	951,004	99,493
Cash and cash equivalents, end	$1,044,361	$6,139,743

Supplemental disclosures:
Interest paid	$39,073	$75,935
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services	$-	$2,018,655
Asset retirement obligation	$84,400	$102,000

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended March 31, 2008.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc. and DD Energy, Inc. All intercompany transactions and accounts have been eliminated in consolidation.

Effective on July 25, 2008, we implemented a one-for-five reverse split of our issued and outstanding common stock (See Note 7). All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented. The reverse split did not affect the authorized shares and par value per share.

Note 2 – Common Stock

Stock transactions in fiscal 2009:

On May 15, 2008, we issued 2,182 shares of common stock to a Director and chairman of our Audit Committee for services over the next year. We recorded director compensation in the amount of $13,000.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2008	458,500	$6.30	74,600	$3.00
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2008	458,500	$6.30	74,600	$3.00

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

June 30,
2008
Asset retirement obligation, beginning of period	$459,689
Liabilities incurred during the period	84,400
Liabilities settled during the period	-
Accretion	13,544
Asset retirement obligations, end of period	$557,633

Note 4 - Long-Term Debt and Convertible Debt

On April 11, 2007, we entered into a Securities Purchase Agreement, Registration Rights Agreements, Senior Secured Debentures, a Pledge and Security Agreement, a Secured Guaranty, and other related agreements (the “Financing Agreements”) with the “Buyers” of a new series of senior secured debentures (the “Debentures”). Under the terms of the Financing Agreements, we agreed to sell Debentures for a total purchase price of $9.0 million. In connection with the purchase, we agreed to issue to the Buyers a total of 1,800,000 shares. The first closing occurred on April 12, 2007 with a total of $6.3 million in Debentures being sold and the remaining $2.7 million closing on June 21, 2007.

The Debentures have a three-year term, maturing on March 31, 2010, and bear interest at a rate equal to 10% per annum. Interest is payable quarterly in arrears on the first day of each succeeding quarter. We may pay interest in either cash or registered shares of our common stock. The Debentures have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.

Effective July 7, 2008, we redeemed an aggregate principal amount of $6.3 million of the Debentures and amended the $2.7 million of aggregate principal amount of the remaining Debentures to, among other things, permit the indebtedness under our new credit facility, subordinate the security interests of the debentures to the new credit facility, provide for the redemption of the remaining Debentures with the net proceeds from our next debt or equity offering and eliminate the covenant to maintain certain production thresholds (See Note 7).

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we are obligated to maintain an effective registration statement for 1,000,000 of the shares issued under the Financing Agreements. If we fail to obtain and maintain effectiveness of the registration statement before October 22, 2008, we will be obligated to pay cash to the Buyer equal to 1.5% of the aggregate purchase price allocable to such Buyer’s securities ($2,500,000) included in the registration statement for each 30 day period following such effectiveness failure or maintenance failure. These payments are capped at 10% of the Buyer’s original purchase price under the Debentures.

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million for each item.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity.  The amount of interest accreted for the period ended June 30, 2008 was $342,826 and for the period ended June 30, 2007 was $175,766.  The remaining amount of interest to accrete in future periods is $3,067,376 as of June 30, 2008.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the three month period ended June 30, 2008 was $39,298. The remaining debt issue costs will be expensed in the following fiscal years: March 31, 2009 -$117,893 and March 31, 2010 -$157,191.

We obtained a note payable to a bank of $1,735,000 maturing in October 2011 with an interest rate of 8.5% that is collateralized by some of our oil and gas leases and assets.

We financed the purchase of vehicles through a bank.  The notes are for seven years and the weighted average interest is 6.99% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at June 30, 2008:

Long-term debentures	$9,000,000
Unaccreted discount	(3,067,376)
Total	5,932,624
Note payable to bank	2,001,116
Vehicle notes payable	103,664
Total long-term debt	8,037,404
Less current portion	517,284
Long-term debt	$7,520,120

On August 3, 2006, we sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010.  The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $10.00 per share.

Note 5 - Oil and Gas Properties

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

On April 18, 2007, we entered into a “Purchase and Sale Agreement” with MorMeg to acquire the lease interests of certain producing properties for cash in the amount of $400,000.

In August of 2007, we entered into a development agreement with Euramerica to further the development and expansion of the Gas City Project, which included 6,600 acres, whereby Euramerica contributed $524,000 in capital toward the project. Euramerica was granted an option to purchase this project for $1.2 million with a requirement to invest an additional $2.0 million for project development by August 31, 2008. We are the operator of the project at a cost plus 17.5% basis. We received $300,000 in the year ended March 31, 2008 (and an additional $300,000 in the quarter ended June 30, 2008) of the $1.2 million purchase price. We also received $250,000 of the $2.0 million development funds in the year ended March 31, 2008 (and an additional $250,000 in the quarter ended June 30, 2008). We recorded a reduction of $300,000 to our oil & gas properties using full-cost accounting subject to amortization in the year ended March 31, 2008 and will further reduce this account when we receive the remaining $600,000 in proceeds in fiscal 2009.  Upon payment of the entire purchase price, Euramerica will be assigned a 95% working interest, and we will retain a 5% carried working interest before payout. When the project reaches payout, our 5% carried working interest will increase to a 25% working interest, and Euramerica will have a 75% working interest.

On September 14, 2007, we entered into a purchase agreement for the acquisition of nearly a 100% working interest in leaseholds located in three counties in eastern Kansas for a cash purchase price of $800,000.

On September 27, 2007, we entered into a purchase and sale agreement with shareholders to acquire oil leases in eastern Kansas for a purchase price of $2.7 million.

Note 6 - Commitments and Contingencies

On March 6, 2008, we entered into an agreement with Shell whereby we agreed to an 18-month fixed-price delivery contract with Shell for 130 BOPD at a fixed price per barrel of $96.90, less transportation costs. This contract is for the physical delivery of oil under our normal sales.  This represented approximately 60% of our total oil production on a net revenue basis at that time and represents approximately $6.8 million in gross revenue before the deduction of transportation costs over the 18-month period. In addition, we agreed to sell all of our remaining oil production at current spot market pricing beginning April 1, 2008 through September 30, 2009 to Shell.

Note 7 - Subsequent Events

On July 2, 2008, we granted 122,000 options to purchase shares of our common stock to our non-employee directors as compensation for their service as directors in fiscal 2009. The options are exercisable until July 1, 2011 at a per share price of $6.25.

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

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc. for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.

On July 7, 2008, we amended the $2.7 million of aggregate principal amount of our 10% debentures that remain outstanding to, among other things, permit the indebtedness under our new credit facility, subordinate the security interests of the debentures to the new credit facility, provide for the redemption of the remaining debentures with the net proceeds from our next debt or equity offering, eliminate the covenant to maintain certain production thresholds.

Effective July 25, 2008, we implemented a one-for-five reverse stock split of our issued and outstanding common stock.  The number of authorized shares of common stock and preferred stock was not affected and remains at 100,000,000 and 10,000,000, respectively, but the number of shares of common stock outstanding was reduced from 22,214,166 to 4,443,467.  The aggregate par value of the issued common stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from common stock to additional paid-in capital for all periods presented.  In addition, all per share and share amounts, including stock options and warrants, have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented to reflect the reverse stock split.

On August 1, 2008, we entered into an employment agreement with and granted C. Stephen Cochennet, our chief executive officer, an option to purchase 75,000 shares of our common stock at $6.25 per share. 30,000 of the options vested immediately and expire on July 31, 2011. The remaining 45,000 options vest based on the following schedule: 10,000 options shall vest on July 1, 2009; 15,000 options shall vest on July 1, 2010; and 20,000 options shall vest on July 1, 2011. The options will be exercisable for a three year term following the vesting date.

On August 1, 2008, we entered into an employment agreement with and granted Dierdre P. Jones, our chief financial officer, an option to purchase 40,000 shares of our common stock at $6.25 per share for a period of three years expiring on July 22, 2011.

On August 8, 2008, we entered into a five year lease for corporate office space beginning September 1, 2008.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended March 31, 2008.

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

During fiscal 2008 and the first quarter of fiscal 2009, we deployed approximately $10.8 million in capital resources to acquire and develop five operating projects and drill 132 new wells (90 producing wells and 42 water injection wells).  As of June 30, 2008, our production was 271 BOPD.

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

On August 1, 2008, we executed three-year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer. Copies of the employment agreements were filed as Exhibits to our Form 8-K filed on August 1, 2008.

Results of Operations for the Three Months Ended June 30, 2008 and 2007 compared.

During the three months ended June 30, 2007, we were in the early stage of developing properties in Kansas and begun minimal production or revenues from our properties. Our operations as of June 30, 2007 were limited to technical evaluation of these properties, the design of development plans to exploit the oil and natural gas resources on those properties, as well as seeking financing opportunities to acquire additional oil and natural gas properties. Therefore comparisons between the three months ended June 30, 2008 to the three months ended June 30, 2007 are not indicative of our future results of operations.

Income:

	Three Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$
Oil and natural gas revenues	$1,690,086	$146,203	$1,543,883

Revenues

Oil and natural gas revenues for the three months ended June 30, 2008 were $1,690,086 compared to revenues of $146,203 in the three months ended June 30, 2007. The increase in revenues is primarily the result of the sale of oil from leases acquired beginning in April of 2007 and developed thereafter. The average price per barrel of oil sold net of transformation costs, during the three months ended June 30, 2008 was $100.51 compared to $58.77 during the three months ended June 30, 2007.  The average price per Mcf for natural gas sales during the three months ended June 30, 2008 was $8.61, compared to $6.00 during the three months ended June 30, 2007.

Expenses:

	Three Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct operating costs	$714,534	$59,042	$655,492
Depreciation, depletion and amortization	370,190	14,245	355,945
Total production expenses	1,084,724	73,287	1,011,437

Professional fees	143,678	874,505	(730,827)
Salaries	217,487	1,122,190	(904,703)
Administrative expense	219,487	129,937	89,550
Interest Expense	274,386	69,742	204,644
Loan costs	382,124	2,336,597	(1,954,473)
Total expenses	2,321,886	4,606,258	(2,284,372)

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2008 were $714,534 compared to $59,042 for the three months ended June 30, 2007. The increase over the prior period reflects the operating costs on the oil leases acquired during the period beginning in April 2007. Direct costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2008 was $370,190, compared to $14,245 for the three months ended June 30, 2007. The increase was primarily a result of the depletion of oil reserves commensurate with our increase in production.

Professional Fees

Professional fees for the three months ended June 30, 2008 were $143,678 compared to $874,505 for the three months ended June 30, 2007. The decrease in professional fees was largely the result of $773,659 in non-cash equity-based payments made by issuing stock options to directors and an outside consultant in the prior year. No such payments were made in the current period.

Salaries

Salaries for the three months ended June 30, 2008 were $217,487 compared to $1,122,190 for the three months ended June 30, 2007. Non-cash equity-based payments made by issuing stock options to our management in the prior year were $1,028,262 as compared to $43,551 in the current period, resulting in a decrease.

Administrative Expense

Administrative expense for the three months ended June 30, 2008 was $219,487, compared to $129,937 in the three months ended June 30, 2007. The administrative expense increased as a result of the addition of employees, office space, and corporate activity related to growth in operations.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $274,386 as compared to $69,742 for the three months ended June 30, 2007 and was primarily related to our debentures.  Interest income of $46,021 in the period ended June 30, 2007 offset the interest expense in that same period as the income was earned on proceeds from debentures.  We had minimal interest income for the period ended June 30, 2008.

Loan Costs

Loan costs for the three months ended June 30, 2008 were $382,124 as compared to $2,336,597 for the three months ended June 30, 2007. In the prior period, we recorded $2,126,271 in loan penalty expense, which was directly attributable to the accretion of the potential expense related to the issuance of threshold shares under our $9.0 million debenture financing.  The loan penalty expense was reversed in a subsequent quarter based on our determination that production levels were sufficient to meet required threshold levels. We also had loan fee expense of $39,298 and $34,560, and loan interest accretion of $342,826 and $175,766, respectively, for the periods ending June 30, 2008 and 2007, all related to our debentures. The amount of interest accreted is based on the interest method over the period of issue to maturity.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. In the future, we anticipate we will be able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, and sales of reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

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

We have utilized a costless collar with BP beginning October 1, 2009 through March 31, 2011 to set minimum and maximum prices on a financially settled collar on a set number of barrels of oil per day. We have also utilized a price swap contract with Shell for a portion of our production, and agreed to sell Shell the remainder of our current oil production at current spot market pricing, beginning April 1, 2008 through September of 2009. The key risks associated with these contracts are summarized in “Item 1A. Risk Factors”.

            The following table summarizes total current assets, total current liabilities and working capital at June 30, 2008 as compared to June 30, 2007.

	June 30, 2008	March 31, 2008	Increase/ (Decrease) $

Current Assets	$2,610,394	$1,511,595	$1,098,799

Current Liabilites	$3,378,531	$2,117,176	$1,261,355

Working Capital (deficit)	$(768,137)	$(605,581)	$(162,556)

New Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million senior secured revolving credit facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on the Company’s current proved oil and gas reserves. The initial borrowing base is set at $10.75 million and will be subject to semi-annual redeterminations, with the first redetermination to be October 1, 2008. The Credit Facility will be secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support the Company’s hedging program. Borrowings under the Credit Facility of $10.75 million were made on July 7, 2008.

Proceeds from the initial extension of credit under the Credit Facility were used: (1) to redeem our 10% debentures in an aggregate principal amount of $6.3 million plus accrued interest (the “April Debentures”), (2) for Texas Capital Bank’s acquisition of the Company’s approximately $2.0 million indebtedness to Cornerstone Bank, (3) for complete repayment of promissory notes issued to the sellers in connection with the Company’s purchase of the DD Energy project in an aggregate principal amount of $965,000 plus accrued interest, (4) to pay transaction costs, fees and expenses related to the new facility, and (5) to expand our current development projects, including the completion of 31 new oil wells that have been drilled since May of 2008.  Future borrowings may be used for the acquisition, development and exploration of oil and gas properties, capital expenditures and general corporate purposes.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. Eurodollar loans of one, two, three and six months may be selected by the Company. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

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

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 will be subordinated to the Credit Facility.

Debenture Financing.

On April 11, 2007, we completed a $9.0 million private placement of senior secured debentures. In accordance with the terms of the debentures, we received $6.3 million (before expenses and placement fees) at the first closing and an additional $2.7 million (before closing fees and expenses) at the second closing on June 21, 2007. In connection with the sale of the debentures, we issued the lenders 1,800,000 shares of common stock. On July 7, 2008, we redeemed $6.3 million aggregate principal amount of our debentures.

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

In connection with the Credit Facility, we entered into an agreement amending the Securities Purchase Agreement, Registration Rights Agreement, the Pledge and Security Agreement and the Senior Secured Debentures issued on June 21, 2007 (the “Debenture Agreements”), with the holders (the “Buyers”) of the debentures issued on June 21, 2007 (the “June Debentures”). Pursuant to this agreement, we, among other things, (i) redeemed the April Debentures, (ii) agreed to use the net proceeds from the Company’s next debt or equity offering to redeem the June Debentures, (iii) agreed to update the registration statement to sell our common stock owned by one of the Buyers, (iv) amended certain terms of the Debenture Agreements in recognition of the indebtedness under the new Credit Facility, and (v) amended the Securities Purchase Agreement and Registration Rights Agreement to remove the covenant to issue and register additional shares of common stock in the event that our oil production does not meet certain thresholds over time.

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

Summary of product research and development.

We do not anticipate performing any significant product research and development until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We anticipate that we will purchase the necessary production and field service equipment required to produce oil and natural gas during our normal course of operations over the next twelve months. We estimate this amount to be approximately $3.0 million.

Significant changes in the number of employees.

As of June 30, 2008, we had 19 full time employees, an increase from 9 full time employees at our fiscal year ended March 31, 2008.  We hired a number of former independent field contractors to help secure a more stable work base. We have not experienced a material increase in expenses from this initiative, as most of these individuals were already included in our current operating and capital expenses as independent contractors.  As drilling and production activities increase, we intend to hire additional technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Approximately 100% of our proved reserves were evaluated by an independent petroleum engineer as of our fiscal year ended March 31, 2008. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

Asset Retirement Obligations:

The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future, however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

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

Recent Accounting Pronouncements

In March of 2008, the FASB issued SFAS No. 161 (“FAS 161”)., “Disclosures about Derivative Instruments and Hedging Activities” FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of FAS 161.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer, C. Stephen Cochennet, and Chief Financial Officer, Dierdre P. Jones, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet and Ms. Jones concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. However, approximately 83% of our wells drilled through June 30, 2008 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

We have contracted with Shell for the sale of all of our oil through September 2009 and will likely contract for the sale of our natural gas with one, or a small number, of buyers. It is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil or natural gas it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements from April 1, 2008 until March 31, 2011, for 130 barrels of oil per day that could result in both realized and unrealized hedging losses. As of June 30, 2008 we had not incurred any such losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

Our operations are located in established fields in Eastern Kansas. As a result, many of our leases are in, or directly offset, areas that have produced large quantities of oil and natural gas to date. The degree of depletion for each of our projects ranges from approximately 0% to 78%.  As such, our reserves may be partially or completely depleted by offsetting wells or previously drilled wells, which could significantly harm our business.

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

We have recorded a total of $742,040 in impairments on our oil and natural gas properties based on the ceiling test under the full-cost method in the years ended March 31, 2007 and 2006. There was no impairment for the fiscal year ended March 31, 2008 or in the three months ended June 30, 2008.

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

Our success depends heavily upon the continued contributions of C. Stephen Cochennet, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff. We have entered into an employment agreement with Mr. Cochennet, and we maintain $1.0 million in key person insurance on Mr. Cochennet. However, if we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to significantly alter our operations until such time as we could hire a suitable replacement for Mr. Cochennet.

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

On July 3, 2008, we entered into a three-year, senior secured revolving credit facility providing for aggregate borrowings of up to $50 million.  As of July 7, 2008, we had total indebtedness of $13.6 million, including $10.8 million of initial borrowings under the credit facility and $2.7 million of remaining debentures. In addition, we have issued letters of credit under the new facility totaling $2.0 million. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	placing us at a competitive disadvantage as compared to our competitors that have less leverage;
•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation;
•	limiting our ability to, or increasing the cost of, refinancing our indebtedness; and
•
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

            The new credit facility and our debentures impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness and provide additional guarantees;
•	pay dividends and make other restricted payments;
•	create or permit certain liens;
•	use the proceeds from the sales of our oil and natural gas properties;
•	engage in certain transactions with affiliates; and
•	consolidate, merge, sell or transfer all or substantially all of our assets or the assets of our subsidiaries.

The new credit facility and our debentures also contain various affirmative covenants with which we are required to comply. Although we currently expect to comply with these covenants, we may be unable to comply with some or all of them in the future. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

Our common stock is traded on an illiquid market, making it difficult for investors to sell their shares.

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol “ENRJ,” but trading has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

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

As of June 30, 2008, we had options and warrants to purchase approximately 533,500 shares of common stock outstanding in addition to 2,500 shares issuable upon conversion of a convertible note. The exercise of our outstanding options and warrants, and the conversion of the note, will cause additional shares of common stock to be issued, resulting in dilution to our existing common stockholders.

Because our common stock may be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Our common stock may be deemed to be a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, which may make it more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock consistently trades above $5.00 per share, if ever, trading in the common stock may be subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Reverse Stock Split

Effective July 25, 2008, we implemented a one-for-five reverse stock split of our issued and outstanding common stock.  The number of authorized shares of common stock and preferred stock was not affected and remains at 100,000,000 and 10,000,000, respectively, but the number of shares of common stock outstanding was reduced from 22,214,166 to 4,443,467.  All per share and share amounts, including stock options and warrants, have been retroactively restated in this report.

Issuances During the Quarter

On May 15, 2008, we issued 2,182 shares to Daran G. Dammeyer for serving as the chairman of our audit committee. We believe that the issuance of shares of common stock was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On July 2, 2008, we granted 122,000 options to purchase shares of our common stock to our non-employee directors as compensation for their service as directors in fiscal 2009. The options are exercisable until July 1, 2011 at a per share price of $6.25. We believe that the option grants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

   On August 1, 2008, we granted C. Stephen Cochennet, our chief executive officer, an option to purchase 75,000 shares of our common stock at 6.25 per share. 30,000 of the options vested immediately and expire on July 31, 2011. The remaining 45,000 options vest based on the following schedule: 10,000 options shall vest on July 1, 2009; 15,000 options shall vest on July 1, 2010; and 20,000 options shall vest on July 1, 2011. The options will be exercisable for a three year term following the vesting date. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 1, 2008, we granted Dierdre P. Jones, its chief financial officer, an option to purchase 40,000 shares of our common stock at $6.25 per share for a period of three years expiring on July 31, 2011. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

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

The reverse stock split was implemented on July 25, 2008.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3
Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By: /s/ Dierdre P. Jones
 Dierdre P. Jones, Chief Financial Officer
 (Principal Financial Officer)

Date: August 14, 2008