Form 10-Q
period 2008-09-30
EnerJex Resources, Inc.
filed 2008-11-19
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Corporate Woods, Suite 350
10975 Grandview Drive
Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

(913) 754-7754

(Registrant’s telephone number, including area code)

7300 W. 110th, 7th Floor
Overland Park, Kansas	66210
(Former address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 17, 2008, was 4,443,483 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$263,970	$951,004
Accounts receivable	828,732	227,055
Prepaid debt issue costs	45,928	157,191
Deferred and prepaid expenses	1,092,903	176,345
Total current assets	2,231,533	1,511,595

Fixed assets	331,405	185,299
Less: Accumulated depreciation	34,084	30,982
Total fixed assets	297,321	154,317

Other assets:
Prepaid debt issue costs	22,902	157,191
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	3,200	62,216
Properties subject to amortization	10,685,782	8,982,510
Total other assets	10,711,884	9,201,917
Total assets	$13,240,738	$10,867,829

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,726,477	$416,834
Accrued liabilities	16,266	70,461
Notes payable	-	965,000
Deferred payments from Euramerica development	-	251,951
Long-term debt, current	22,471	412,930
Total current liabilities	1,765,214	2,117,176

Asset retirement obligation	738,301	459,689
Convertible note payable	25,000	25,000
Long-term debt, net of discount of $842,823 and $3,410,202	12,706,025	6,831,972
Total liabilities	15,234,540	9,433,837
Contingencies and commitments
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
shares issued and outstanding - 4,443,467 at September 30, 2008 and 4,440,651 at March 31, 2008	4,443	4,441
Paid in capital	8,932,911	8,853,457
Retained (deficit)	(10,931,156)	(7,423,906)
Total stockholders’ equity (deficit)	(1,993,802)	1,433,992

Total liabilities and stockholders’ equity (deficit)	$13,240,738	$10,867,829

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue
Oil and natural gas revenues	$1,777,656	$418,590	$3,467,742	$564,793

Expenses:
Direct operating costs	816,767	288,709	1,531,300	347,751
Depreciation, depletion and amortization	347,859	128,793	718,048	145,257
Professional fees	171,083	187,930	294,785	1,062,435
Salaries	276,939	88,675	494,426	1,204,062
Administrative expense	345,988	93,260	585,456	227,781
Total expenses	1,958,636	787,367	3,624,015	2,987,286

Loss from operations	(180,980)	(368,777)	(156,273)	(2,422,493)

Other income (expense):
Interest expense	(258,237)	(213,448)	(532,624)	(283,190)
Loan fee expense	(211,676)	(39,297)	(250,974)	(73,857)
Loan interest accretion	(2,224,554)	(286,718)	(2,567,379)	(462,484)
Reversal of loan penalty expense	-	2,126,271	-	-
Total other income (expense)	(2,694,467)	1,586,808	(3,350,977)	(819,531)

Net income (loss)	$(2,875,447)	$1,218,031	$(3,507,250)	$(3,242,024)

Net income (loss) per share - basic and fully diluted	$(0.65)	$0.27	$(0.79)	$(0.78)

Weighted average shares outstanding	4,443,467	4,440,651	4,442,930	4,138,338

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities

Net (loss)	$(3,507,250)	$(3,242,024)
Depreciation and depletion	741,311	145,257
Amortization of stock and options for services	79,455	1,822,373

Loan costs and accretion of interest	2,567,379	-
Accretion of asset retirement obligation	31,741	7,152
Adjustments to reconcile net (loss) to cash provided by
(used in) operating activities:
Accounts receivable	(601,677)	(110,293)
Deferred and prepaid expenses	(671,006)	(5,924)
Accounts payable	1,309,643	93,657
Accrued liabilities	(54,195)	(69,262)
Deferred payment from Euramerica for development	(251,951)	524,000
Cash provided by (used in) operating activities	(356,550)	(298,723)

Cash flows from investing activities
Purchase of fixed assets	(167,184)	(55,641)
Additions to oil & gas properties	(2,114,515)	(6,943,804)
Sale of oil & gas properties	-	-
Cash used in investing activities	(2,281,699)	(6,999,445)

Cash flows from financing activities
Proceeds from sales of common stock	-	4,313,757
Notes payable, net	(965,000)	-
Borrowings from long-term debt	11,273,442	6,765,141
Payments on long-term debt	(8,357,227)	(350,000)
Payments received on notes receivable	-	23,100
Cash provided by financing activities	1,951,215	10,751,998

Increase (decrease) in cash and cash equivalents	(687,034)	3,453,830
Cash and cash equivalents, beginning	951,004	99,493
Cash and cash equivalents, end	$263,970	$3,553,323

Supplemental disclosures:
Interest paid	$505,617	$283,190
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services	$79,455	$2,156,084
Asset retirement obligation	$246,871	$347,000

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Note 2 – Common Stock

Effective July 25, 2008, we implemented a one-for-five reverse stock split of our issued and outstanding common stock. The number of authorized shares of common stock and preferred stock was not affected and remains at 100,000,000 and 10,000,000, respectively, but the number of shares of common stock outstanding was reduced from 22,214,166 to 4,443,467. An additional 634 shares were issued in lieu of issuing fractional shares. The aggregate par value of the issued common stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from common stock to additional paid-in capital for all periods presented. In addition, all per share and share amounts, including stock options and warrants have been retroactively restated in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented to reflect the reverse stock split.

Stock transactions in fiscal 2009:

On May 15, 2008, we issued 2,182 shares of common stock to a Director and chairman of our Audit Committee for services. We recorded director compensation in the amount of $13,000.

On July 2, 2008, we granted 122,000 options to purchase shares of our common stock to our non-employee directors as compensation for their service as directors in fiscal 2009. On August 1, 2008, we granted C. Stephen Cochennet, our chief executive officer, an option to purchase 75,000 shares of our common stock at 6.25 per share and we granted Dierdre P. Jones, our chief financial officer, an option to purchase 40,000 shares of our common stock at $6.25 per share. These options were rescinded in November 2008 at the request of the board’s compensation committee and the approval of each option holder. Shares subject to these options were returned to the plan and are available for future issuance. See Note 7.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2008	458,500	$6.30	75,000	$3.00
Cancelled	(4,170)	$(6.25)	-	-
Exercised	-	-	-	-
Outstanding September 30, 2008	454,330	$6.30	75,000	$3.00

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2008	$459,689
Liabilities incurred during the period	246,871
Liabilities settled during the period	-
Accretion	31,741
Asset retirement obligations, September 30, 2008	$738,301

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

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million for each item. Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note. The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption. The amount of interest accreted for the six month period ended September 30, 2008 was $2,224,554 and for the six month period ended September 30, 2007 was $286,718. Of the $2,224,554 interest accreted during the period ended September 30, 2008 $2,112,267 relates to the redemption of $6.3 million of the Debentures. The remaining amount of interest to accrete in future periods is $842,823 as of September 30, 2008.

We incurred debt issue costs totaling $466,835. The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan. The amount expensed in the six month period ended September 30, 2008 was $211,676. Of this amount, $195,559 was expensed upon the redemption of $6.3 million of the Debentures. The remaining debt issue costs will be expensed in the following fiscal years: March 31, 2009 - $45,928 and March 31, 2010 - $22,902.

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

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we are obligated to maintain an effective registration statement for 1,000,000 of the shares issued under the Financing Agreements. If we fail to obtain and maintain effectiveness of the registration statement before October 22, 2008, we will be obligated to pay cash to the Buyer equal to 1.5% of the aggregate purchase price allocable to such Buyer’s securities ($2,500,000) included in the registration statement for each 30 day period following the date of any existing effectiveness failure or maintenance failure. These payments are capped at 10% of the Buyer’s original purchase price under the Debentures.

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $10.75 million and will be subject to semi-annual redeterminations, with the first redetermination to commence October 1, 2008. The borrowing base is currently under review by Texas Capital Bank. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program. Borrowings under the Credit Facility of $10.75 million were made on July 7, 2008.

Proceeds from the initial extension of credit under the Credit Facility were used: (1) to redeem our 10% debentures in an aggregate principal amount of $6.3 million plus accrued interest (the “April Debentures”), (2) for Texas Capital Bank’s acquisition of our approximately $2.0 million indebtedness to Cornerstone Bank, (3) for complete repayment of promissory notes issued to the sellers in connection with our purchase of the DD Energy project in an aggregate principal amount of $965,000 plus accrued interest, (4) to pay transaction costs, fees and expenses related to the new Credit Facility, and (5) to expand our current development projects. Future borrowings may be used for the acquisition, development and exploration of oil and gas properties, capital expenditures and general corporate purposes.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at September 30, 2008.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter beginning with the quarter ended September 30, 2008 to maintain a minimum ratio of EBITDA to senior funded debt. At September 30, 2008 the company was substantially in compliance with these covenants, except for the ratios of EBITDA to interest expense and EBITDA to senior funded debt. We were able to obtain a waiver of default from Texas Capital Bank on these two technical covenants. We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.5 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses. See Note 6.

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 will be subordinated to the Credit Facility.

We financed the purchase of vehicles through a bank. The notes are for seven years and the weighted average interest is 6.99% per annum. Vehicles collateralize these notes.

Long-term debt consists of the following at September 30, 2008:

Long-term debentures	$2,700,000
Unaccreted discount	(842,823)
Net long-term debentures	1,857,177
Credit Facility	10,750,000
Vehicle notes payable	121,319
Total long-term debt	12,728,496
Less current portion	22,471
Long-term debt	$12,706,025

On August 3, 2006, we sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010. The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $10.00 per share.

Note 5 - Oil and Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, whereby we agreed to advance $4.0 million to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in the Black Oaks Project. We will maintain our 95% working interest until payout, at which time the MorMeg 5% carried working interest will be converted to a 30% working interest and our working interest becomes 70%. Payout is generally the point in time when the total cumulative revenue from the project equals all of the project’s development expenditures and costs associated with funding. We have until June 1, 2009 to contribute additional capital toward the Black Oaks Project development. If we elect not to contribute further capital to the Black Oaks Project prior to the project’s full development while it is economically viable to do so, or if there is more than a thirty day delay in project activities due to lack of capital, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains.

In August of 2007, we entered into a development agreement with Euramerica, Inc. to further the development and expansion of the Gas City Project, which included 6,600 acres, whereby Euramerica contributed $524,000 in capital toward the project. Euramerica was granted an option to purchase this project for $1.2 million with a requirement to invest an additional $2.0 million for project development by August 31, 2008. We are the operator of the project at a cost plus 17.5% basis. We have received $600,000 of the $1.2 million purchase price and $500,000 of the $2.0 million development funds.

On October 15, 2008, we again amended the agreement with Euramerica for the purchase of the Gas City Project to include the following material changes to the Euramerica agreement, as amended, extended and supplemented:

•
Euramerica was granted an extension until January 15, 2009 (with no further grace periods) to pay the remaining $600,000 of the purchase price for its option to purchase an approximately 6,600 acre portion of the Gas City Project and $1.5 million in previously due development funds for the Gas City Project;

•
If Euramerica fails to fully fund both the purchase price and these development funds by January 15, 2009, Euramerica will lose all rights to the Gas City Project and assets and there will be no payout from the revenue of the wells on this project;

•	The oil zones and production from such oil zones in two oil wells (which approximated 13 barrels of oil per day of gross production for the month of September 2008) are now 100% owned by EnerJex;
•	We may deduct from the development funds all amounts owed to us prior to applying the funds to any actual development;
•
Euramerica specifically recognized that we can shut in or stop the development of the project if the project is not producing in paying quantities or if the project is operating at a loss. The decision to shut in the project and cease all operations was made on October 15, 2008; and

•
If Euramerica funds the remaining portion of the purchase price for its option and the development funds in the Gas City Project on or before January 15, 2009, “Payout” as used in the Assignment and other documents is now based on “drilling and completion costs on a well-by-well basis.”

Note 6 - Commitments and Contingencies

On March 6, 2008, we entered into an agreement with Shell Trading US Company (Shell) whereby we agreed to an 18-month fixed-price delivery contract with Shell for 130 BOPD at a fixed price per barrel of $96.90, less transportation costs. This contract is for the physical delivery of oil under our normal sales. This represented approximately 60% of our total oil production on a net revenue basis at that time. In addition, we agreed to sell all of our remaining oil production at current spot market pricing beginning April 1, 2008 through September 30, 2009 to Shell.

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc. (BP) for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011. We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP. We plan to reduce the debt outstanding under our Credit Facility by approximately $3.5 million and use the remainder for general operating purposes. See Note 7.

On August 1, 2008, we entered into three year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer. Our future commitments under these agreements are as follows:

Base Salary

Year	Cochennet	Jones*
2009	$200,000	$140,000
2010	200,000	140,000
2011	200,000	140,000
Total	$600,000	$420,000

* Jones’ base salary to adjust annually by not less than the year-over-year increase in the U.S. Consumer Price Index.

On August 8, 2008, we entered into a five year lease for corporate office space beginning September 1, 2008 at a monthly base rent of $5,858.

Note 7 - Subsequent Events

On October 15, 2008 we amended the agreement with Euramerica for the purchase of the Gas City Project to include certain material changes. See Note 5.

On November 6, 2008 we entered into a third amendment to the “Joint Exploration Agreement” with MorMeg, LLC, to further extend the “Additional Capital Deadline” for development of the Black Oaks Project. We have until June 1, 2009 to contribute additional capital towards the development of Black Oaks, and within a reasonable length of time thereafter, secure and contribute additional funding so as not to cause more than thirty (30) days delay of project activities due to lack of funding to complete the project. In the event we are not successful in obtaining additional funding, or all funding, to complete the Black Oaks development, MorMeg may cancel and declare the JEA of no force and effect from the point of cancellation forward.

On November 17, 2008, options to purchase 237,000 shares of our common stock, which were granted to our non-employee directors as compensation for their service as directors in fiscal 2009 and to our chief executive officer our chief financial officer, were rescinded at the request of the board’s compensation committee and the approval of each option holder. Both the chief executive officer the chief financial officer have agreed to amend their employment agreements to reflect this rescission. The shares subject to these options were returned to the plan and are available for future issuance. This action was taken in an effort to reduce compensation and professional fees expenses which, though non-cash, would have had a substantial negative impact on our financial statements and results of operations for the quarter ended September 30, 2008.

On November 18, 2008, in response to the declining economic conditions which have negatively impacted our business, we liquidated a costless collar with BP. Both EnerJex and BP have executed confirmations of this transaction and BP will pay us approximately $3.9 million. We plan to reduce the debt outstanding under our Credit Facility by approximately $3.5 million and use the remainder for general operating purposes.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to attract and obtain additional development capital;
•	inability to achieve sufficient future sales levels or other operating results;
•	inability to efficiently manage our operations;
•	potential default under our secured obligations or material debt agreements;
•	estimated quantities and quality of oil and natural gas reserves;
•	declining local, national and worldwide economic conditions;
•	fluctuations in the price of oil and natural gas;
•	the inability of management to effectively implement our strategies and business plans;
•	approval of certain parts of our operations by state regulators;
•	inability to hire or retain sufficient qualified operating field personnel;
•	increases in interest rates or our cost of borrowing;
•	deterioration in general or regional (especially Eastern Kansas) economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
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

During fiscal 2008 and the first half of fiscal 2009, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 177 new wells (109 producing wells, 65 water injection wells, and 3 dry holes). For the month of September 2008, our production was approximately 249 gross barrels of oil per day (BOPD). Our production declined in the quarter ended September 30, 2008 during a six week period in which two injector wells on the Black Oaks Project were offline. These two injectors were back online in early October. Production increased during the month of October 2008 and averaged approximately 288 BOPD.

We have several potential projects that are in various stages of discussions, and we are continually evaluating oil and natural gas opportunities in Eastern Kansas. Subject to availability of capital, we plan to continue to bring multiple potential acquisitions to various financial partners for evaluation and funding options. It is our vision to grow the business in a disciplined and well-planned manner.

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

We began generating revenues from the sale of oil during the fiscal year ended March 31, 2008. Subject to availability of capital, we expect our production to continue to increase, both through development of wells and through our acquisition strategy. Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) our ability to fully implement our exploration, workover and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources. The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Material Developments

Texas Capital Credit Facility

On July 3, 2008, we entered into a new three-year $50 million Senior Secured Credit Facility with Texas Capital Bank, N. A. with an initial borrowing base of $10.75 million based on our current proved oil and natural gas reserves.  We used our initial borrowing under this facility of $10.75 million to redeem an aggregate principal amount of $6.3 million of our 10% debentures, assign approximately $2.0 million of our existing indebtedness with another bank to this facility, repay $965,000 of seller-financed notes, pay the transaction costs, fees and expenses of this new facility and expand our current development projects. We plan to reduce principal of approximately $3.5 million with proceeds from liquidating a costless collar in November 2008.

BP ISDA

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc., or BP, for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011. We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP. We plan to reduce the debt outstanding under our Credit Facility by approximately $3.5 million and use the remainder for general operating purposes.

Debenture Amendment

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

Employment Agreements

On August 1, 2008, we executed three-year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer. Mr. Cochennet and Ms. Jones have agreed to amend their employment agreements to reflect options rescinded in November 2008. See Note 7 to our Condensed Consolidated Financial Statements in this report.

Euramerica Amendments

On September 15, 2008, we entered into an amendment to the Amended and Restated Well Development Agreement and Option for "Gas City Property" with Euramerica Energy Inc. The Amendment extended the date on which Euramerica must make its third and fourth quarterly installment payments of the purchase price for the purchase of its interest in our Gas City Project until October 15, 2008. The amendment also extended the date on which Euramerica must fund the remaining $1.5 million in development funds for the Gas City Project until November 15, 2008.

On October 15, 2008, we again amended the agreement with Euramerica for the purchase of the Gas City Project to include the following:

•
Euramerica was granted an extension until January 15, 2009 (with no further grace periods) to pay the remaining $600,000 of the purchase price for its option to purchase an approximately 6,600 acre portion of the Gas City Project and $1.5 million in previously due development funds for the Gas City Project;

•
If Euramerica fails to fully fund both this purchase price and these development funds by January 15, 2009, Euramerica will lose all rights to the Gas City Project and assets and there will be no payout from the revenue of the wells on this project;

•	The oil zones and production from such oil zones in two oil wells (which approximated 13 barrels of oil per day of gross production for the month of September 2008) are now 100% owned by EnerJex;
•	We may deduct from the development funds all amounts owed to us prior to applying the funds to any actual development;
•
Euramerica specifically recognized that we can shut in or stop the development of the project if the project is not producing in paying quantities or if the project is operating at a loss. The decision to shut in the project and cease all operations was made on October 15, 2008; and

•
If Euramerica funds the remaining portion of the purchase price for its option and the development funds in the Gas City Project on or before January 15, 2009, “Payout” as used in the Assignment and other documents will be based on “drilling and completion costs on a well-by-well basis.”

Upon payment of the entire purchase price, Euramerica will be assigned a 95% working interest, and we will retain a 5% carried working interest before payout. When the project reaches payout, our 5% carried working interest will increase to a 25% working interest and Euramerica will have a 75% working interest.

Results of Operations for the Three Months and Six Months Ended September 30, 2008 and 2007 compared.

During the six months ended September 30, 2007, we were in the early stage of developing properties in Kansas and had minimal production or revenues from our properties. Our operations throughout the six months ended September 30, 2007 included technical evaluation of these properties, the design of development plans to exploit the oil and natural gas resources on those properties, as well as seeking financing opportunities to acquire additional oil and natural gas properties. Therefore comparisons between the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007 are not indicative of our future results of operations.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2008	2007		$2008	2007	$
Oil and natural gas revenues	$1,777,656	$418,590	$1,359,066	$3,467,742	$564,793	$2,902,949

Revenues

Oil and natural gas revenues for the three months ended September 30, 2008 were $1,777,656 compared to revenues of $418,590 in the three months ended September 30, 2007. This compares to oil and natural gas revenues for the six months ended September 30, 2008 of $3,467,742 and revenues of $564,793 in the six months ended September 30, 2007. The increase in revenues is primarily the result of the sale of oil from leases acquired beginning in April of 2007 and developed thereafter. The average price per barrel of oil, net of transportation costs, sold during the three months ended September 30, 2008 was $98.31 compared to $69.03 during the three months ended September 30, 2007 and was $98.79 for the six months ended September 30, 2008 compared to $65.89 for the six months ended September 30, 2007. The average price per Mcf for natural gas sales during the three months ended September 30, 2008 was $6.37, compared to $5.00 during the three months ended September 30, 2007 and was $7.60 for the six months ended September 30, 2008 compared to $5.41 for the six months ended September 30, 2007.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2008	2007		$2008	2007	$
Production expenses:
Direct operating costs	$816,767	$288,709	$528,058	$1,531,300	$347,751	$1,183,549
Depreciation, depletion and amortization	347,859	128,793	219,066	718,048	145,257	572,791
Total production expenses	1,164,626	417,502	747,124	2,249,348	493,008	1,756,340

General expenses:
Professional fees	171,083	187,930	(16,847)	294,785	1,062,435	(767,650)
Salaries	276,939	88,675	188,264	494,398	1,204,062	(709,664)
Administrative expense	345,988	93,260	252,728	585,456	227,781	357,675
Total general expenses	794,010	369,865	424,145	1,374,639	2,494,278	(1,119,639)
Total production and general expenses	1,958,636	787,367	1,171,269	3,623,987	2,987,286	636,701

Other income (expense)
Interest expense	(258,237)	(213,448)	44,789	(532,624)	(283,190)	249,434
Loan fee expense	(211,676)	(39,297)	172,379	(250,974)	(73,857)	177,117
Loan interest accretion	(2,224,554)	(286,718)	1,937,836	(2,567,379)	(462,484)	2,104,895
Loan penalty expense	-	2,126,271	(2,126,271)	-	-	-
Total other income (expense)	(2,694,467)	1,586,808	(1,107,659)	(3,350,977)	(819,531)	2,531,446

Net income (loss)	$(2,875,447)	$1,218,031	$1,657,416	$(3,507,250)	(3,242,024)	$265,226

Direct Operating Costs

Direct operating costs for the three months ended September 30, 2008 were $816,767 compared to $288,709 for the three months ended September 30, 2007 and $1,531,300 compared to $347,751 for each of the six months ended September 30, 2008 and 2007, respectively. The increase over the prior periods reflects the operating costs on the oil leases acquired during the period beginning in April 2007. Direct costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three and six months ended September 30, 2008 was $347,859 and $718,048, respectively, compared to $128,793 and $145,257 for the three and six months ended September 30, 2007, respectively. The increases were primarily a result of the depletion of oil reserves commensurate with our increased production.

Professional Fees

Professional fees for the three months ended September 30, 2008 were $171,083 compared to $187,930 for the three months ended September 30, 2007, a slight decrease reflecting less use of outside consultants during the quarter. This compares to professional fees of $294,785 for the six months ended September 30, 2008 and $1,062,435 for the same period in 2007. The decrease in professional fees for the six month ended September 30 was largely the result of $773,659 in non-cash equity-based payments made by issuing stock options to directors and an outside consultant in the prior year.

Salaries

Salaries for the three months ended September 30, 2008 were $276,939 compared to $88,675 for the three months ended September 30, 2007, primarily due to the significantly greater number of employees in the current quarter. Additionally, salaries for the six month periods ended September 30, 2008 and 2007 were $494,426 and $1,204,062, respectively. Non-cash equity-based payments made by issuing stock options to our management in the prior six months ended September 30, 2007 were $1,039,714 as compared to $0 in the current six month period ended September 30, 2008, resulting in a decrease.

Administrative Expense

Administrative expense for the three and six months ended September 30, 2008 were $345,988 and $585,456, respectively, compared to $93,260 in the three months ended September 30, 2007 and $227,781 in the six months ended September 30, 2007. The administrative expense increased as a result of the addition of employees, office space, and corporate activity related to growth in operations.

Interest Expense

Interest expense for the three and six months ended September 30, 2008 was $258,237 and $532,624, whereas interest expense for the three and six months ended September 30, 2007 was $213,448 and $283,190, respectively. Interest expense was primarily related to our debentures and our Credit Facility. See Note 4 to our Condensed Consolidated Financial Statements in this report. Interest income of $37,899 and $83,919 in the three and six months periods ended September 30, 2007 respectively, offset the interest expense in those same periods as the income was earned on proceeds from the debentures. We had minimal interest income for the three and six month periods ended September 30, 2008.

Loan Costs

Loan costs for the three and six months ended September 30, 2008 were $2,436,230 and $2,818,353, respectively, as compared to $326,015 and $536,341 for the three and six months ended September 30, 2007, respectively. During the six months ended September 30, 2007, respectively, we reversed $2,126,271 in loan penalty expense which had been recorded in a prior quarter and which was directly attributable to the accretion of the potential expense related to the issuance of threshold shares under our $9.0 million debenture financing. The amount of interest accreted is based on the interest method over the period of issue to maturity or redemption. The loan penalty expense was reversed based on our determination that production levels were sufficient to meet required threshold levels.

Net Income (Loss)

Net loss for the three and six months ended September 30, 2008 was $2,875,447 and $3,507,250 respectively, as compared to net income of $1,218,031 in the three months ended September 30, 2007 and net loss of $3,242,024 in the six months ended September 30, 2007. Non-cash expenses such as depreciation and depletion, loan costs and accretions as well as loan penalty costs are significant factors contributing to the net loss in the current period. For the six month period ended September 30, 2008, these expenses totaled $3,419,886, an amount which is nearly equal to the entire net loss for the same period. These expenses do not affect our cash flows. The net income for the quarter ended September 30, 2007 was primarily due to the reversal of the loan penalty expense of $2,126,271 in that period and, therefore, is not indicative of cash-based results of operations. Upon maturity or redemption of the remaining $2.7 million debentures which are outstanding at September 30, 2008, all remaining non-cash loan costs will be expensed. We do not expect to incur such costs in future periods.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We have been able to provide some of the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production, and sales of reserves in our existing properties. If we do not generate sufficient sales revenues we will need to continue to finance our operations through equity and/or debt financings.

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

We entered into a costless collar with BP beginning October 1, 2009 through March 31, 2011 to set minimum and maximum prices on a financially settled collar on a set number of barrels of oil per day. In response to the declining economic conditions which have negatively impacted our business, we liquidated this costless collar with BP. Both EnerJex and BP have executed confirmations of this transaction and BP will pay us approximately $3.9 million. We plan to reduce the debt outstanding under our Credit Facility by approximately $3.5 million and use the remainder for general operating purposes. We have also utilized a price swap contract with Shell for a portion of our production, and agreed to sell Shell the remainder of our current oil production at current spot market pricing, beginning April 1, 2008 through September of 2009. The key risks associated with these contracts are summarized in “Item 1A. Risk Factors”.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2008 as compared to March 31, 2008.

	September 30, 2008	March 31, 2008	Increase / (Decrease) $

Current Assets	$2,231,533	$1,511,595	719,938

Current Liabilities	$1,765,214	$2,117,176	(351,962)

Working Capital (deficit)	$466,319	$(605,581)	1,071,900

New Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves. The initial borrowing base is set at $10.75 million and will be subject to semi-annual redeterminations, with the first redetermination to commence October 1, 2008. The borrowing base is currently under review by Texas Capital Bank. The Credit Facility is secured by a lien on substantially all of our assets. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program. We have borrowed all $10.75 million of our available borrowing base as of September 30, 2008.

Proceeds from the initial extension of credit under the Credit Facility were used: (1) to redeem our 10% debentures in an aggregate principal amount of $6.3 million plus accrued interest (the “April Debentures”), (2) for Texas Capital Bank’s acquisition of our approximately $2.0 million indebtedness to Cornerstone Bank, (3) for complete repayment of promissory notes issued to the sellers in connection with our purchase of the DD Energy project in an aggregate principal amount of $965,000 plus accrued interest, (4) to pay transaction costs, fees and expenses related to the new Credit Facility, and (5) to expand our current development projects. Future borrowings may be used for the acquisition, development and exploration of oil and gas properties, capital expenditures and general corporate purposes.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio, a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, and to maintain a minimum ratio of EBITDA to senior funded debt. At September 30, 2008 the company was substantially in compliance with these covenants, except for the ratios of EBITDA to interest expense and EBITDA to senior funded debt. We were able to obtain a waiver of default from Texas Capital Bank on these two technical covenants. We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.5 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses. See Note 6 to our Condensed Consolidated Financial Statements in this report.

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 will be subordinated to the Credit Facility.

Debenture Financing

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

In connection with the Credit Facility, we entered into an agreement amending the Securities Purchase Agreement, Registration Rights Agreement, the Pledge and Security Agreement and the Senior Secured Debentures issued on June 21, 2007 (the “Debenture Agreements”), with the holders (the “Buyers”) of the debentures issued on June 21, 2007 (the “June Debentures”). Pursuant to this agreement, we, among other things, (i) redeemed the April Debentures, (ii) agreed to use the net proceeds from our next debt or equity offering to redeem the June Debentures, (iii) agreed to update the registration statement to sell our common stock owned by one of the Buyers, (iv) amended certain terms of the Debenture Agreements in recognition of the indebtedness under the new Credit Facility, and (v) amended the Securities Purchase Agreement and Registration Rights Agreement to remove the covenant to issue and register additional shares of common stock in the event that our oil production does not meet certain thresholds over time.

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. While our operations are generating sufficient cash revenues to meet our monthly expenses, we have limited working capital. In the event we cannot obtain additional capital to pursue our strategic plan, our ability to continue our growth would be materially impacted. There is no assurance we will be able to obtain such financing on commercially reasonable terms, if at all.

Subject to availability of capital, we intend to implement and execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product research and development

We do not anticipate performing any significant product research and development until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment

Subject to availability of capital, we anticipate that we will purchase the necessary production and field service equipment required to produce oil and natural gas during our normal course of operations over the next twelve months.

Significant changes in the number of employees

At September 30, 2008, we had 19 full time employees, an increase from 9 full time employees at our fiscal year ended March 31, 2008. We hired a number of former independent field contractors to help secure a more stable work base. In November 2008, we reduced personnel levels by 4 full time employees and 1 independent contractor in response to declining economic conditions and in an effort to reduce out operating and general expenses. We did not experience a material increase in expenses from this initiative, as most of these individuals were already included in our current operating and capital expenses as independent contractors. As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

All of our proved reserves were evaluated by an independent petroleum engineer as of our fiscal year ended March 31, 2008. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Recent Accounting Pronouncements

In March of 2008, the FASB issued SFAS No. 161 (“FAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of FAS 161.

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. FAS 162 has no effect on our financial position, statements of operations, or cash flows at this time.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We have recently been impacted by such material reductions in oil prices that we have significantly cut back our drilling and completion activities and have lowered our operating expenses by reducing personnel levels, use of contractors, and eliminating all reasonable and feasible discretionary expenses. We anticipate we will continue to operate in this fashion in the near term.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors.

Risks Associated with Our Business

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent weeks, this volatility and disruption has reached unprecedented levels. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, our revenues, liquidity and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis. Our current plans to address lower crude and natural gas prices are primarily to reduce both capital and operating expenditures to a level equal to or below cash flow from operations. However, our plans may not be successful in improving our results of operations and liquidity.

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

Natural gas and oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for natural gas and oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	local, national and worldwide economic conditions;
•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	natural disasters;
•	acts of terrorism;
•	domestic and foreign governmental regulations and taxation;
•	political and economic conditions in oil and natural gas producing countries, including those in the Middle East and South America;
•	impact of the U.S. dollar exchange rates on oil and natural gas prices;
•	the availability of refining capacity;
•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and
•	the price and availability of other fuels.

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through September 30, 2008 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements from April 1, 2008 until March 31, 2011, for 130 barrels of oil per day that could result in both realized and unrealized hedging losses. As of September 30, 2008 we had not incurred any such losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, while we believe our existing derivative activities are with creditworthy counterparties (Shell and BP), continued deterioration in the credit markets may cause a counterparty not to perform its obligation under the applicable derivative instrument or impact their willingness to enter into future transactions with us.

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

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. Although Haas Petroleum has agreed to provide up to two drilling rigs to the Black Oaks Project, we do not have any contracts for drilling rigs and drilling rigs may not be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

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

We have recorded a total of $742,040 in impairments on our oil and natural gas properties based on the ceiling test under the full-cost method in the years ended March 31, 2007 and 2006. There was no impairment for the fiscal year ended March 31, 2008 or in the six months ended September 30, 2008.

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

Risks Associated with our Debt Financing

Significant and prolonged declines in commodity prices may negatively impact our borrowing base and our ability to borrow overall.

It is possible that our borrowing base, which is based on our oil and gas reserves and is subject to review and adjustment on a semi-annual basis and other interim adjustments, may be reduced when it is reviewed. A reduction in our base could result in a “loan excess” which would be required to be eliminated through payment of a portion of the loan and/or cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the “loan excess”. A reduction in our ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil prices, may require us to reduce our capital expenditures and our operating activities.

Until we repay the full amount of our outstanding debentures and Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On September 30, 2008, $2.7 million in debentures and approximately $11.75 million of bank loans and letters of credit were outstanding. In the event that we default with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our new Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million. As of September 30, 2008, we had total indebtedness of $13.6 million, including $10.75 million of initial borrowings under the Credit Facility and $2.7 million of remaining debentures. In addition, we have outstanding letters of credit under the new facility totaling $1.0 million at September 30, 2008. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The new Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply. We were able to obtain a waiver of default from Texas Capital Bank on two technical covenants. We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.5 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses. See Note 6 to our Condensed Consolidated Financial Statements in this report .We may be unable to comply with some or all of them in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders. In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

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

As of September 30, 2008, we had options and warrants to purchase approximately 766,300 shares of common stock outstanding in addition to 2,500 shares issuable upon conversion of a convertible note. The exercise of our outstanding options and warrants, and the conversion of the note, will cause additional shares of common stock to be issued, resulting in dilution to our existing common stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reverse Stock Split

Effective July 25, 2008, we implemented a one-for-five reverse stock split of our issued and outstanding common stock. The number of authorized shares of common stock and preferred stock was not affected and remains at 100,000,000 and 10,000,000, respectively, but the number of shares of common stock outstanding was reduced from 22,214,166 to 4,443,467. An additional 634 shares were issued in lieu of issuing fractional shares. All per share and share amounts, including stock options and warrants, have been retroactively restated in this report.

Issuances during the Quarter

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

At September 30, 2008 the company was substantially in compliance with these covenants, except for the ratios of EBITDA to interest expense and EBITDA to senior funded debt. We were able to obtain a waiver of default from Texas Capital Bank on these two technical covenants. We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.5 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on October 14, 2008. Stockholders voted on the following proposals:

1.
To elect C. Stephen Cochennet, Robert G. Wonish, Daran G. Dammeyer, Darrel G. Palmer and Dr. James W. Rector to serve as our directors until the next annual meeting or until their successors are elected and qualified.;

2.	To amend and restate the EnerJex Resources, Inc. Stock Option Plan; and
3.	To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors.

Each proposal was approved and each share of common stock was entitled to one vote per proposal. Only stockholders of record at the close of business on September 3, 2008, were entitled to vote. The number of outstanding shares on the record date was 4,443,467 and those shares were held by approximately 1,130 stockholders.

Votes on the proposals were as follows:

	Proposal	For	Against	Abstentions
1.	C. Stephen Cochennet	2,658,921	31,205	927
1.	Robert (Bob) Wonish	2,658,723	31,205	1,125
1.	Daran G. Dammeyer	2,658,723	31,205	1,125
1.	Darrel G. Palmer	2,658,723	31,205	1,125
1.	Dr. James W. Rector	2,658,723	31,205	1,125
2.	Amended and Restated Stock Option Plan	2,367,150	12,376	393
3.	Reaffirmation of Weaver and Martin LLC	2,690,604	1	446

Item 5. Other Information.

Effective September 1, 2008, we relocated our principal executive office to 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas 66210. Our corporate phone and facsimile numbers changed to (913) 754-7754 and (913) 754-7755, respectively. We lease approximately 3,100 sq. ft. of general office space with annual rent of approximately $70,000. The lease expires on September 30, 2013.

On November 6, 2008 we entered into a third amendment to the “Joint Exploration Agreement” with MorMeg, LLC, to further extend the “Additional Capital Deadline” for development of the Black Oaks Project. We have until June 1, 2009 to contribute additional capital towards the development of Black Oaks, and within a reasonable length of time thereafter, secure and contribute additional funding so as not to cause more than thirty (30) days delay of project activities due to lack of funding to complete the project. In the event we are not successful in obtaining additional funding, or all funding, to complete the Black Oaks development, MorMeg may cancel and declare the JEA of no force and effect from the point of cancellation forward.

On November 17, 2008, options to purchase shares of our common stock, which were granted to our non-employee directors as compensation for their service as directors in fiscal 2009 and to our chief executive officer our chief financial officer, were rescinded at the request of the board’s compensation committee and the approval of each option holder. Both the chief executive officer the chief financial officer have agreed to amend their employment agreements to reflect this rescission. The shares subject to these options were returned to the plan and are available for future issuance. This action was taken in an effort to reduce compensation and professional fees expenses which, though non-cash, would have had a substantial negative impact on our financial statements and results of operations for the quarter ended September 30, 2008.

On November 18, 2008, in response to the declining economic conditions which have negatively impacted our business, we liquidated a costless collar with BP. Both EnerJex and BP have executed confirmations of this transaction and BP will pay us approximately $3.9 million. We plan to reduce the debt outstanding under our Credit Facility by approximately $3.5 million and use the remainder for general operating purposes.

On November 19, 2008, we were able to obtain a waiver of default from Texas Capital Bank on technical covenants. We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.5 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
10.1(a)	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.1(b)	Waiver from Texas Capital Bank, N.A. dated November 19, 2008
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3
Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 21, 2008)
10.12	Amendment 3 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc.
10.13	Texas Capital Bank Bank Waiver Letter dated November 19, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Dierdre P. Jones
Dierdre P. Jones, Chief Financial Officer
(Principal Financial Officer)

Date: November 19, 2008