Form 10-Q
period 2008-12-31
EnerJex Resources, Inc.
filed 2009-02-23
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on February 20, 2008 was 4,443,483 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

I

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$188,346	$951,004
Accounts receivable	371,915	227,055
Prepaid debt issue costs	45,928	157,191
Deferred and prepaid expenses	1,213,666	176,345
Total current assets	1,819,855	1,511,595

Fixed assets	332,619	185,299
Less: Accumulated depreciation	46,046	30,982
Total fixed assets	286,573	154,317

Other assets:
Prepaid debt issue costs	11,325	157,191
Oil and gas properties using full cost accounting:
Properties not subject to amortization	3,200	62,216
Properties subject to amortization	5,883,829	8,982,510
Total other assets	5,898,354	9,201,917
Total assets	$8,004,782	$10,867,829
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,040,595	$416,834
Accrued liabilities	60,640	70,461
Notes payable	-	965,000
Deferred payments from Euramerica development	-	251,951
Long term debt, current	22,815	412,930
Total current liabilities	1,124,050	2,117,176

Asset retirement obligation	775,670	459,689

Convertible note payable	25,000	25,000
Long-term debt, net of discount	9,497,848	6,831,972
Total liabilities	11,422,568	9,433,837
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
shares issued and outstanding – 4,443,483 at December 31, 2008 and 4,440,651 at March 31, 2008	4,443	4,441
Paid-in capital	8,932,911	8,853,457
Retained (deficit)	(12,355,140)	(7,423,906)
Total stockholders’ equity (deficit)	(3,417,786)	1,433,992

Total liabilities and stockholders’ equity	$8,004,782	$10,867,829

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue
Oil and gas activities	$1,184,547	$1,498,202	$4,652,289	$1,982,119

Expenses:
Direct operating costs	562,693	722,540	2,093,994	1,104,272
Depreciation, depletion and amortization	277,020	387,408	995,069	532,665
Impairment of oil and gas properties	4,777,723	-	4,777,723	-
Professional fees	106,032	100,770	400,816	1,112,832
Salaries	200,547	212,088	694,973	1,416,150
Administrative expense	227,150	227,025	808,180	506,547
Total expenses	6,151,165	1,649,831	9,770,755	4,672,466

Loss from operations	(4,966,618)	(151,629)	(5,118,466)	(2,690,347)

Other income (expense):
Interest expense	(205,327)	(224,273)	(743,372)	(507,640)
Loan fee expense	(11,576)	(39,298)	(257,128)	(113,155)
Loan interest accretion	(119,512)	(304,317)	(2,686,892)	(766,800)
Gain on liquidation of hedging instrument	3,879,050	-	3,879,050	-
Loss on sale of vehicle	-	-	(4,421)	-

Total other income (expense)	3,542,635	(567,888)	187,237	(1,387,595)

Net income (loss)	$(1,423,983)	$(719,517)	$(4,931,229)	$(4,077,942)

Weighted average number of
common shares outstanding - basic	4,443,483	4,440,651	4,442,467	4,138,338

Net income (loss) per share - basic	$(0.32)	$(0.16)	$(1.11)	$(0.99)

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	December 31,
	2008	2007
Cash flows (used in) / provided from operating activities

Net (loss)	$(4,931,229)	$(4,077,942)
Impairment of oil and gas properties	4,777,723	-
Depreciation, depletion and amortization	1,034,013	532,665
Accretion of asset retirement obligation	46,928	13,567
Stock, warrants and options issued for services	79,455	1,862,795
Loan costs and accretion of interest	2,832,758	879,955
Adjustments to reconcile net (loss) to cash
used in operating activities:
Accounts and notes receivable	(144,860)	(362,871)
Prepaid expenses	(926,058)	(4,124)
Accounts payable	623,761	322,456
Accrued liabilities	(9,821)	31,091
Deferred payments from Euramerica for development	(251,951)	51,925
Net cash (used in) / provided from operating activities	3,130,719	(750,483)

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	(171,200)	(113,575)
Additions to oil and gas properties	(2,346,041)	(8,936,628)
Net cash (used in) / provided from investing activities	(2,517,241)	(9,050,203)

Cash flows (used in) / provided from financing activities
Proceeds from sale of common stock	-	4,313,757
Notes payable, net	(965,000)	-
Payments received on notes receivable	-	23,100
Proceeds from long term debt	11,274,842	6,765,141
Payments on notes payable	(11,685,978)	(443,328)
Net cash (used in) / provided from financing activities	(1,376,136)	10,658,670

Net increase (decrease) in cash	(762,658)	857,984
Cash - beginning	951,004	99,493
Cash - ending	$188,346	$957,477

Supplemental disclosures:
Interest paid	$688,602	$75,935
Income taxes paid	-	-

Non-cash transactions
Stock, warrants and options issued for services	$79,455	$1,862,795
Asset retirement obligation	776,906	352,000
Loan costs	2,944,020	879,955
Impairment of oil and gas properties	4,777,723	-

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1- Basis of Presentation

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

 Note 2 - Common Stock

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

Stock transactions in fiscal 2009:

On May 15, 2008, we issued 2,182 shares of common stock to a Director and chairman of our Audit Committee for services. For the nine month period ended December 31, 2008, we recorded director compensation in the amount of $13,000.

Option and Warrant transactions in fiscal 2009:

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

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2008	458,500	$6.30	75,000	$3.00
Cancelled	(4,170)	$(6.25)	-	-
Exercised	-	-	-	-
Outstanding December 31, 2008	454,330	$6.30	75,000	$3.00

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2008	$459,689
Liabilities incurred during the period	269,053
Liabilities settled during the period	-
Accretion	46,928
Asset retirement obligations, December 31, 2008	$775,670

Note 4 - Long-Term Debt

Debentures

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

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million for each item.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the nine month period ended December 31, 2008 was $2,686,892 and for the nine month period ended December 31, 2007 was $766,800.  Of the $2,686,892 interest accreted during the period ended December 31, 2008, $2,112,267 relates to the redemption of $6.3 million of the Debentures. The remaining amount of interest to accrete in future periods is $723,310 as of December 31, 2008.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the nine month period ended December 31, 2008 was $257,128.  Of this amount, $195,559 was expensed upon the redemption of $6.3 million of the Debentures. The remaining debt issue costs will be expensed in the following fiscal years: March 31, 2009 - $45,928 and March 31, 2010 - $11,325.

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

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we were obligated to register 1,000,000 of the shares issued under the Financing Agreements. These shares were registered effective December 24, 2008.

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  The first redetermination commenced October 1, 2008. The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument. The borrowing base is currently under review by Texas Capital Bank. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all $7.428 million of our available borrowing base as of December 31, 2008.

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

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at December 31, 2008.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter beginning with the quarter ended September 30, 2008 to maintain a minimum ratio of EBITDA to senior funded debt.    We were able to obtain a waiver of default from Texas Capital Bank on these two technical covenants at September 30, 2008 and believe we are in compliance with these covenants at December 31, 2008.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.3 million with proceeds from liquidating in November of 2008 a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 will be subordinated to the Credit Facility.

We financed the purchase of vehicles through a bank.  The notes are for seven years and the weighted average interest is 6.99% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at December 31, 2008

Long-term debentures	$2,700,000
Unaccreted discount	(723,311)
Net long-term debentures	1,976,689
Credit Facility	7,428,000
Vehicle notes payable	115,974
Total long-term debt	9,520,663
Less current portion	22,815
Long-term debt	$9,497,848

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

In August of 2007, we entered into a development agreement with Euramerica Energy, Inc., or Euramerica, to further the development and expansion of the Gas City Project, which included 6,600 acres, whereby Euramerica contributed $524,000 in capital toward the project. Euramerica was granted an option to purchase this project for $1.2 million with a requirement to invest an additional $2.0 million for project development by August 31, 2008. We are the operator of the project at a cost plus 17.5% basis. We have received $600,000 of the $1.2 million purchase price and $500,000 of the $2.0 million development funds.

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

•	The oil zones and production from such oil zones in two oil wells (which approximated 8 barrels of oil per day of gross production for the month of December 2008) are now 100% owned by EnerJex;
•	We may deduct from the development funds all amounts owed to us prior to applying the funds to any actual development;
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

Subsequently, Euramerica failed to fully fund by January 15, 2009 both the balance of the purchase price and the remaining development capital owed under the Amended and Restated Well Development Agreement and Option for “Gas City Property” between us and Euramerica.  Therefore, Euramerica has forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica's interest in the property reverts back to us.  In addition, all operating agreements between us and Euramerica relating to the Gas City Project are null and void.  See Note 7.

We recorded a non-cash impairment of $4,777,723 to the carrying value of our proved oil and gas properties as of December 31, 2008. The impairment is primarily attributable to lower prices for both oil and natural gas at December 31, 2008. The charge results from the application of the “ceiling test” under the full cost method of accounting. Under full cost accounting requirements, the carrying value may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. A ceiling test charge occurs when the carrying value of the oil and gas properties exceeds the full cost ceiling.

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

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc. (BP) for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.  We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP.  We have reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes. In February 2009, we entered into a fixed price swap transaction with BP for $57.30 per barrel for the period of October 1, 2009 until December 31, 2013. From October 1, 2009 through December 31, 2010-3,000 gross barrels per month; January 1, 2011 through December 31, 2011-2,750 gross barrels per month; Januray 1, 2012 through December 31, 2012-2,500 gross barrels per month; January 1, 2013 through December 31, 2013-1,000 gross barrels per month. See Note 7.

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

 Note 7 - Subsequent Events

Euramerica failed to fully fund by January 15, 2009 both the balance of the purchase price and the remaining development capital owed under the Amended and Restated Well Development Agreement and Option for “Gas City Property” between us and Euramerica.  Therefore, Euramerica has forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica's interest in the property reverts back to us.  In addition, all operating agreements between us and Euramerica relating to the Gas City Project are null and void.

On February 17, 2009, we entered into a fixed price swap transaction under the terms of our ISDA master agreement with BP for a total of 120,000 gross barrels at a price of $57.30 per barrel for the period beginning October 1, 2009 and ending on December 31, 2013. From October 1, 2009 through December 31, 2010-3,000 gross barrels per month; January 1, 2011 through December 31, 2011-2,750 gross barrels per month; Januray 1, 2012 through December 31, 2012-2,500 gross barrels per month; January 1, 2013 through December 31, 2013-1,000 gross barrels per month.

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

During fiscal 2008 and the first nine months of fiscal 2009, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 177 new wells (109 producing wells, 65 water injection wells, and 3 dry holes).  For the month of December 2008, our production was approximately 243 gross barrels of oil per day (BOPD).

We are continually evaluating oil and natural gas opportunities in Eastern Kansas and are also in various stages of discussions with potential joint venture (“JV”) partners who would contribute capital to develop leases we currently own or would acquire for the JV. This economic strategy will allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.

We began generating revenues from the sale of oil during the fiscal year ended March 31, 2008. Subject to availability of capital, we expect our production to continue to increase, both through development of wells and through our acquisition strategy. Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) our ability to fully implement our exploration, work-over and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources. The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Material Developments

Texas Capital Credit Facility

On July 3, 2008, we entered into a new three-year $50 million Senior Secured Credit Facility with Texas Capital Bank, N. A. with an initial borrowing base of $10.75 million based on our current proved oil and natural gas reserves.  We used our initial borrowing under this facility of $10.75 million to redeem an aggregate principal amount of $6.3 million of our 10% debentures, assign approximately $2.0 million of our existing indebtedness with another bank to this facility, repay $965,000 of seller-financed notes, pay the transaction costs, fees and expenses of this new facility and expand our current development projects. We have reduced principal of approximately $3.3 million with proceeds from liquidating a costless collar in November 2008.  We have borrowed all $7.428 million of our available borrowing base as of December 31, 2008.

BP ISDA

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc., or BP, for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.  We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP.  We have reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.

In February 2009, we entered into a fixed price swap transaction under the terms of this BP ISDA for a total of 120,000 gross barrels at a price of $57.30 per barrel for the period beginning October 1, 2009 and ending on December 31, 2013.

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

Employment Agreements

On August 1, 2008, we executed three-year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer.  Mr. Cochennet and Ms. Jones have agreed to amend their employment agreements to reflect options rescinded in November 2008.  See Note 2 to our Condensed Consolidated Financial Statements in this report.

Euramerica Amendments

On September 15, 2008, we entered into an amendment to the Amended and Restated Well Development Agreement and Option for "Gas City Property" with Euramerica Energy Inc., or Euramerica. The Amendment extended the date on which Euramerica must make its third and fourth quarterly installment payments of the purchase price for the purchase of its interest in our Gas City Project until October 15, 2008. The amendment also extended the date on which Euramerica must fund the remaining $1.5 million in development funds for the Gas City Project until November 15, 2008.

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

•	The oil zones and production from such oil zones in two oil wells (which approximated 8 barrels of oil per day of gross production for the month of December 2008) are now 100% owned by EnerJex;
•	We may deduct from the development funds all amounts owed to us prior to applying the funds to any actual development;
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

Subsequently, Euramerica failed to fully fund by January 15, 2009 both the balance of the purchase price and the remaining development capital owed under the Amended and Restated Well Development Agreement and Option for “Gas City Property” between us and Euramerica.  Therefore, Euramerica has forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica's interest in the property reverts back to us.  In addition, all operating agreements between us and Euramerica relating to the Gas City Project are null and void.

Results of Operations for the Three Months and Nine Months Ended December 31, 2008 and 2007 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	December 31,		(Decrease)	December 31,		(Decrease)
	2008	2007		$2008	2007	$
Oil and natural gas revenues	$1,184,547	$1,498,202	$(313,655)	$4,652,289	$1,982,119	$2,670,170

Revenues

Oil and natural gas revenues for the three months ended December 31, 2008 were $1,184,547 compared to revenues of $1,498,202 in the three months ended December 31, 2007. The decrease in the three month revenues is due to the low price of oil and natural gas during the quarter ended December 31, 2008 as compared to December 31, 2007 despite higher sales volumes.  Oil and natural gas revenues for the nine months ended December 31, 2008 were $4,652,289 and $1,982,119 in the nine months ended December 31, 2007. The increase in the nine month revenues is due to both higher average oil prices and sales volumes in the current year over the prior year. The average price per barrel of oil, net of transportation costs, sold during the three months ended December 31, 2008 was $71.91 compared to $83.89 during the three months ended December 31, 2007 and was $89.97 for the nine months ended December 31, 2008 compared to $77.97 for the nine months ended December 31, 2007.  The average price per Mcf for natural gas sales during the three months ended December 31, 2008 was $3.71, compared to $5.61 during the three months ended December 31, 2007 and was $7.34 for the nine months ended December 31, 2008 compared to $4.99 for the nine months ended December 31, 2007.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	December 31,		(Decrease)	December 31,		(Decrease)
	2008	2007		$2008	2007	$
Production expenses:
Direct operating costs	$562,693	$722,540	$(159,847)	$2,093,994	$1,104,272	$989,722
Depreciation, depletion and amortization	277,020	387,408	(110,388)	995,069	532,665	462,404
Impairment of oil and gas properties	4,777,723	-	4,777,723	4,777,723	-	4,777,723
Total production expenses	5,617,436	1,109,948	4,507,488	7,866,786	1,636,937	6,229,849

General expenses:
Professional fees	106,032	100,770	5,262	400,816	1,112,832	(712,016)
Salaries	200,547	212,088	(11,541)	694,973	1,416,150	(721,177)
Administrative expense	227,150	227,025	125	808,180	506,547	301,633
Total general expenses	533,729	539,883	(6,154)	1,903,969	3,035,529	(1,131,560)
Total production and general expenses	6,151,165	1,649,831	3,576,249	9,770,755	4,672,466	5,098,289

Other income (expense)
Interest expense	(205,327)	(224,273)	(18,946)	(743,372)	(507,640)	235,732
Loan fee expense	(11,576)	(39,298)	(27,722)	(257,128)	(113,155)	143,973
Loan interest accretion	(119,512)	(304,317)	(184,805)	(2,686,892)	(766,800)	1,920,092
Gain on liquidation of hedging instrument	3,879,050	-	(3,879,050)	3,879,050	-	(3,879,050)
Loss on Sale of Vehicle	-	-	-	(4,421)	-	4,421
Total other income (expense)	3,542,635	(567,888)	4,110,523	187,237	(1,387,595)	(1,574,832)

Net income (loss)	$(1,423,983)	$(719,517)	$704,466	$(4,931,229)	(4,077,942)	$853,287

Direct Operating Costs

Direct operating costs for the three months ended December 31, 2008 were $562,693 compared to $722,540 for the three months ended December 31, 2007 and $2,093,994 compared to $1,104,272 for each of the nine months ended December 31, 2008 and 2007, respectively. The decrease in the current three month period over the prior three month period results from personnel and cost reductions implemented to offset declining oil and natural gas prices. Direct operating costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

 Depreciation, depletion and amortization (DD&A) for the three and nine months ended December 31, 2008 was $277,020 and $995,069, respectively, compared to $387,408 and $532,665 for the three and nine months ended December 31, 2007.  During the quarter ended December 31, 2008, we recorded an impairment to our oil and gas properties based upon changes in our reserve estimates.  The calculation of DD&A for the three and nine months ended December 31, 2008 is based on these updated estimates.  The decrease in the three months ended December 31, 2008 over the three months ended December 31, 2007 is primarily attributable to the reduced amortizable base.  The increase in the nine months ended December 31, 2008 over the nine months ended December 31, 2007 results from more properties included in the amortizable base which were acquired in September 2007.

Impairment of Oil and Gas Properties

We recorded a non-cash impairment of $4,777,723 million to the carrying value of our proved oil and gas properties as of December 31, 2008. The impairment is primarily attributable to lower prices for both oil and natural gas at December 31, 2008.The charge results from the application of the “ceiling test” under the full cost method of accounting. Under full cost accounting requirements, the carrying value may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. A ceiling test charge occurs when the carrying value of the oil and gas properties exceeds the full cost ceiling.

As previously announced, in December 2008, the Securities and Exchange Commission (“SEC”) issued new regulations for oil and gas reserve reporting which go into effect effective for fiscal years ending on or after December 31, 2009.  One of the key elements of the new regulations relate to the commodity prices which are used to calculate reserves and their present value.  The new regulations provide for disclosure of oil and gas reserves evaluated using annual average prices based on the prices in effect on the first day of each month rather than the current regulations which utilize commodity prices on the last day of the year.  If the new regulations had been in effect at December 31, 2008, EnerJex would not have recorded a ceiling test impairment.  Prior to the new regulations taking effect, if commodity prices continue to decline during 2009, we may be subject to further ceiling-test impairments. Without the effect of the above items, our net loss for the nine months ended December 31, 2008 would have been $254,679.  The ceiling test impairment charge is a non-cash item.

Professional Fees

Professional fees for the three months ended December 31, 2008 were $106,032 compared to $100,770 for the three months ended December 31, 2007, reflecting little change.   This compares to professional fees of $400,816 for the nine months ended December 31, 2008 and $1,112,832 for the same period in 2007. The decrease in professional fees for the nine month ended December 31 was largely the result of $773,659 in non-cash equity-based payments made by issuing stock options to directors and an outside consultant in the prior year.

 Salaries

Salaries for the three months ended December 31, 2008 were $200,547 compared to $212,088 for the three months ended December 31, 2007. Though there were fewer employees at December 31, 2007 versus December 31, 2008, the lower salaries were offset by $70,000 of bonuses accrued in December 2007 and paid in January 2008.  Additionally, salaries for the nine month periods ended December 31, 2008 and 2007 were $694,973 and $1,416,150, respectively. Non-cash equity-based payments made by issuing stock options to our management in the prior nine months ended December 31, 2007 were $1,039,714 as compared to $0 in the current nine month period ended December 31, 2008, resulting in a decrease.

Administrative Expense

Administrative expense for the three and nine months ended December 31, 2008 were $227,150 and $808,180, compared to $227,025 in the three months ended December 31, 2007 and $506,547 in the nine months ended December 31, 2007. The administrative expense increased as a result of the addition of employees, office space, and corporate activity related to growth in operations.

Interest expense

Interest expense for the three and nine months ended December 31, 2008 was $205,327 and $743,372, whereas interest expense for the three and nine months ended December 31, 2007 was $224,273 and $507,640. Interest expense was primarily related to our debentures and our Credit Facility.  See Note 4 to our Condensed Consolidated Financial Statements in this report.

 Loan Costs

 Loan costs for the three and nine months ended December 31, 2008 were $131,088 and $2,944,020, as compared to $343,615 and $879,955 for the three and nine months ended December 31, 2007.  The amount of interest accreted is based on the interest method over the period of issue to maturity or redemption.  A proportionate share of the loan costs were expensed upon redemption of the $6.3 of the $9.0 million debentures, accounting for the increase in the nine month period ended December 31, 2008 as compared to December 31, 2007.  The lower costs in the three month period ended December 31, 2008 as compared to December 31, 2007 results from interest on a lower amount of debentures remaining outstanding at December 31, 2008, or $2.7 million.

Gain on Liquidation of Hedging Instrument

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc., or BP, for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.  We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP.  We have reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.

Net Income (Loss)

Net loss for the three months ended December 31, 2008 was $1,423,983 and $4,931,229 for the nine months ended December 31, 2008 as compared to a net loss of $719,517 in the three months ended December 31, 2007 and $4,077,942 in the nine months ended December 31, 2007.  The gain on the liquidation of the hedging instrument accounted for $3,879,050 of income in the quarter ended December 31, 2008. Non-cash expenses such as depreciation and depletion, impairment on oil and gas properties, loan costs and accretions are significant factors contributing to the net loss in the three and nine months ended December 31, 2008.  For the nine month period ended December 31, 2008, these expenses totaled over $8.7 million. These expenses do not affect our cash flows.  Upon maturity or redemption of the remaining $2.7 million debentures which are outstanding at December 31, 2008, all remaining non-cash loan costs will be expensed.

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

We manage our exposure to commodity price fluctuations by executing derivative transactions to hedge the change in prices of our production, thereby mitigating our exposure to price declines, but these transactions will also limit our earnings potential in periods of rising commodity prices. There also is a risk that we will be required to post collateral to secure our hedging activities and this could limit our available funds for our business activities.

We entered into a costless collar with BP beginning October 1, 2009 through March 31, 2011 to set minimum and maximum prices on a financially settled collar on a set number of barrels of oil per day.  In response to the declining economic conditions which have negatively impacted our business, we liquidated this costless collar with BP and received approximately $3.9 million.  We have reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.  We have also utilized a price swap contracts with Shell and BP for a portion of our production through December 2013, and agreed to sell Shell the remainder of our current oil production at current spot market pricing, beginning April 1, 2008 through September of 2009. The key risks associated with these contracts are summarized in “Item 1A. Risk Factors”.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2008 as compared to March 31, 2008.

	December 31,	March 31,	Increase / (Decrease)
	2008	2008	$

Current Assets	$1,819,855	$1,511,595	308,260

Current Liabilities	$1,124,050	$2,117,176	(993,126)

Working Capital (deficit)	$695,805	$(605,581)	1,301,386

New Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  The first redetermination commenced October 1, 2008. The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument in November 2008. The borrowing base is currently under review by Texas Capital Bank. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all $7.428 million of our available borrowing base as of December 31, 2008.

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

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain minimum current assets to current liabilities ratio, a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, and to maintain a minimum ratio of EBITDA to senior funded debt.  We were able to obtain a waiver of default from Texas Capital Bank on these two technical covenants at September 30, 2008 and are in compliance with these covenants at December 31, 2008.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.3 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.  See Note 6 to our Condensed Consolidated Financial Statements in this report.

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

Significant changes in the number of employees

At December 31, 2008, we had 15 full time employees, an increase from 9 full time employees at our fiscal year ended March 31, 2008.  We hired a number of former independent field contractors to help secure a more stable work base. In November 2008, we reduced personnel levels by 4 full time employees and 1 independent contractor in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay.  As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment when it is prudent and necessary to do so. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include the value our oil and gas properties, asset retirement obligations and share-based payments.

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

We review the carrying value of our gas and oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

As previously announced, in December 2008, the Securities and Exchange Commission (“SEC”) issued new regulations for oil and gas reserve reporting which go into effect effective for fiscal years ending on or after December 31, 2009.  One of the key elements of the new regulations relate to the commodity prices which are used to calculate reserves and their present value.  The new regulations provide for disclosure of oil and gas reserves evaluated using annual average prices based on the prices in effect on the first day of each month rather than the current regulations which utilize commodity prices on the last day of the year.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

PART II — OTHER INFORMATION

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We will need to rely on cash flow from operations and borrowings under our Credit Facility or raise additional cash to fund our operations, pay outstanding long-term debt, fund our anticipated reserve replacement needs and implement our growth strategy, or respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, exploration, work-over and development activities.

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

Currently, The SEC permits natural gas and oil companies, in their public filings, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. These current SEC guidelines strictly prohibit us from including “probable reserves” and “possible reserves” in such filings. We also caution you that the SEC has, in the past, viewed such “probable” and “possible” reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas and oil industry. Unless you have such expertise, you should not place undue reliance on these estimates. Potential investors should also be aware that such “probable” and “possible” reserve estimates will not be contained in any “resale” or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares. Effective January 1, 2010, the Commission is adopting revisions to its oil and gas reporting disclosures which are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, which should help investors evaluate the relative value of oil and gas companies. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through December 31, 2008 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements from April 1, 2008 until December 31, 2013 for between 30 and 130 barrels of oil per day that could result in both realized and unrealized hedging losses. As of December 31, 2008 we had not incurred any such losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

As previously announced, in December 2008, the Securities and Exchange Commission (“SEC”) issued new regulations for oil and gas reserve reporting which go into effect effective for fiscal years ending on or after December 31, 2009.  One of the key elements of the new regulations relate to the commodity prices which are used to calculate reserves and their present value.  The new regulations provide for disclosure of oil and gas reserves evaluated using annual average prices based on the prices in effect on the first day of each month rather than the current regulations which utilize commodity prices on the last day of the year.

We have recorded a total of $742,040 in impairments on our oil and natural gas properties based on the ceiling test under the full-cost method in the years ended March 31, 2007 and 2006. There was no impairment for the fiscal year ended March 31, 2008.  We recorded an impairment of $4,777,723 in the nine months ended December 31, 2008.

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

On December 31, 2008, $2.7 million in debentures and approximately $8.5 million of bank loans and letters of credit were outstanding. In the event that we default with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our new Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of December 31, 2008, we had total indebtedness of $10.2 million, including $7.428 million of borrowings under the Credit Facility and $2.7 million of remaining debentures. In addition, we had an outstanding letter of credit under the new facility totaling $1.0 million at December 31, 2008.  This letter of credit expired on January 3, 2009 and was not renewed.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The new Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We were able to obtain a waiver of default from Texas Capital Bank on two technical covenants at September 30, 2008 and are in compliance with these covenants at December 31, 2008.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.3 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.  See Note 6 to our Condensed Consolidated Financial Statements in this report .We may be unable to comply with some or all of them in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

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

As of December 31, 2008, we had options and warrants to purchase approximately 454,330 shares of common stock outstanding in addition to 2,500 shares issuable upon conversion of a convertible note. The exercise of our outstanding options and warrants, and the conversion of the note, will cause additional shares of common stock to be issued, resulting in dilution to our existing common stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue, sell, or repurchase any equity securities during the quarter ended December 31, 2008.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon Senior Securities during the quarter ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to Security Holders for Vote during the quarter ended December 31, 2008.

Item 5. Other Information.

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

On November 17, 2008, options to purchase shares of our common stock, which were granted to our non-employee directors as compensation for their service as directors in fiscal 2009 and to our chief executive officer our chief financial officer, were rescinded at the request of the board’s compensation committee and the approval of each option holder.  Both the chief executive officer the chief financial officer have agreed to amend their employment agreements to reflect this rescission.  The shares subject to these options were returned to the plan and are available for future issuance.  This action was taken in an effort to reduce compensation and professional fees expenses which, though non-cash, would have had a substantial negative impact on our financial statements and results of operations for the nine months ended December 31, 2008.

On November 18, 2008, in response to the declining economic conditions which have negatively impacted our business, we liquidated a costless collar with BP.  Both EnerJex and BP have executed confirmations of this transaction and BP will pay us approximately $3.9 million.  We have reduced to reduce the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.

On November 19, 2008, we were able to obtain a waiver of default from Texas Capital Bank on technical covenants at September 30, 2008 and believe we are in compliance with these covenants at December 31, 2008.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.3 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.

Item 6.	Exhibits.
Exhibit No.
Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
5.1	Opinion of Husch Blackwell Sanders LLP (incorporated by reference to Exhibit 5.1 to the S-1 filed on December 12, 2008)
10.1(a)	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.1(b)	Waiver from Texas Capital Bank, N.A. dated November 19, 2008 (incorporated by reference to Exhibit 10.1(b) to the Form 10Q filed on November 19, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3
Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5(a)	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12
Amendment 3 to Joint Exploration Agreement effective as of  November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on November 19, 2008)

10.13(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008
10.13(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008
10.13(c)	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008
10.13(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008
10.13(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008
10.13(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:  /s/ Dierdre P. Jones
Dierdre P. Jones, Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2009