Form 10-K
period 2009-03-31
EnerJex Resources, Inc.
filed 2009-07-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Registrant’s telephone number, including area code (913) 754-7754

Securities registered pursuant to Section 12(b) of the Exchange Act:

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
Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,197,050

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,443,512 shares of common stock, $0.001 par value, outstanding on July 14, 2009.

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

NONE.

ENERJEX RESOURCES, INC.
FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations.  For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document under ITEM 1A.

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc. and DD Energy, Inc., unless the context requires otherwise. We report our financial information on the basis of a March 31 fiscal year end.  We have provided definitions for the oil and natural gas industry terms used in this report in the “Glossary” beginning on page 23 of this report.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.enerjexresources.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210.

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

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Eastern Kansas.

From the beginning of fiscal 2008 through the end of fiscal 2009, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells and 65 water injection wells and 3 dry holes). As a result, our estimated total net proved oil reserves increased from zero at March 31, 2007 to 1.3 million barrels of oil equivalent, or BOE, as of March 31, 2009. Of the 1.3 million BOE of total proved reserves, approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of 82% proved developed producing reserves and 18% proved developed non-producing reserves.

The total proved PV10 (present value) of our reserves (“PV10”) as of March 31, 2009 was $10.63 million. PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

In response to economic conditions and capital market constraints, we have recently begun to explore and evaluate various strategic initiatives that would allow us to continue our plans to grow production and reserves in the mid-continent region of the United States. Initiatives include creating joint ventures to further develop current leases, restructuring current debt, as well as evaluating other options ranging from capital formation to some type of business combination.  Though there can be no assurance that any particular outcome will result from this process, we believe there are significant opportunities to increase our growth rates given current market conditions.  We believe this process may create options that will allow us to better position EnerJex to take advantage of these opportunities.

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. For the years ended December 31, 2008 and 2007, 39.6 million barrels and 36.6 million barrels of oil were produced in Kansas. Of the total barrels produced in Kansas in the calendar year ended December 2007, 15 companies accounted for approximately 29% of the total production, with the remaining 71% produced by over 1,750 active producers.

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

•	Fragmented Ownership Structure. There are numerous opportunities to acquire producing properties at attractive prices, because of the currently inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by project name as of March 31, 2009.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Black Oaks Project	550	522	1,850	1,758	2,400	2,280
Thoren Project	135	135	591	591	726	726
DD Energy Project	400	400	1,370	1,370	1,770	1,770
Tri-County Project	610	606	652	651	1,262	1,257
Gas City Project	600	600	4,713	4,713	5,313	5,313
Total	2,295	2,263	9,176	9,083	11,471	11,346

(1)	Net acreage is based on our net working interest as of March 31, 2009.

Black Oaks Project

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, (MorMeg) whereby we agreed to advance $4.0 million to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in the Black Oaks Project. The Black Oaks Project encompasses approximately 2,400 gross acres in Woodson and Greenwood Counties, Kansas, which at the time of acquisition had approximately 35 oil wells producing an average of approximately 32 barrels of oil per day, or BOPD.

The Black Oaks Project is a primary and enhanced secondary recovery project between us and MorMeg. Phase I of the Black Oaks Project development plan commenced shortly after closing with the drilling of 44 in-fill wells. During fiscal 2008, we began injecting water into the first five water injection wells at an average rate of approximately 50 barrels of water per day per well. This pilot program was expanded so that by June 2008, we were injecting approximately 200 barrels of water per day (bbls water/day) per well in the initial 5 injection wells. Adjacent oil wells showed increased production from an average of approximately 5 BOPD to 25 BOPD. As of March 31, 2009, we are maintaining the 200 bbls water/day average on the injection wells in the pilot program area. We have seen no additional response on this area as of yet. We are also injecting an average of 100 bbls water/day per well in 4 injection wells adjacent to the pilot program area and are closely monitoring data and activities for any resulting increase in production.  Based upon the results of our testing, we expect to continue the development plan, subject to availability of capital. Phase II of the plan contemplates drilling over 25 additional water injection wells and drilling over 20 additional producer wells. Project-wide production was an average of approximately 96 BOPD as of March 31, 2009.

We will maintain our 95% working interest until “payout”, at which time the MorMeg 5% carried working interest will be converted to a 30% working interest and our working interest becomes 70%. Payout is generally the point in time when the total cumulative revenue from the project equals all of the project’s development expenditures and costs associated with funding. Through an additional extension, we have until December 31, 2009 to contribute additional capital toward the Black Oaks Project development. If we elect not to contribute further capital to the Black Oaks Project prior to the project’s full development while it is economically viable to do so, or if there is more than a thirty day delay in project activities due to lack of capital, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The extension will have no force and effect, however, upon a material default by EnerJex under the Credit Facility. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains.

As of March 31, 2009, we had proved oil reserves on Phase I of this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	420,080	197,640	$3,781,690
Proved, Developed Non-Producing	50,440	30,450	$650,430
Proved, Undeveloped	875,300	352,370	$944,100
Total Proved	1,345,820	580,460	$5,376,220
(1)    STB = one stock-tank barrel.
(2)    Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

Thoren Project

On April 27, 2007, we acquired a 100% working interest in the Thoren Project for $400,000 from MorMeg. This project, at the time of acquisition, contained 240 acres in Douglas County, Kansas, with 12 oil wells producing an average of approximately 10 BOPD, 4 water injection wells, and one water supply well. We have leased an additional 486 acres increasing the total acreage of this project to 726 acres.

Through March 31, 2009, we have invested approximately $800,000 for the development of this project and as of March 31, 2009, we had 32 oil wells producing an average of approximately 38 BOPD; along with 16 water injection wells and one water supply well.

As of March 31, 2009, we had proved oil reserves on this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	48,030	24,600	$539,510
Proved, Developed Non-Producing	24,920	7,690	$146,490
Proved, Undeveloped	43,020	37,640	$85,970
Total Proved	115,970	69,930	$771,970
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

We will maintain our 100% working interest until “payout” and our working interest will become 75%, at which time the MorMeg working interest will be converted to a 25% working interest. Payout for this project occurs at that point in time when the total cumulative revenue from production equals the total amount of the purchase price, all costs and expenses incurred by us in the development and operation, and loan and interest costs incurred in the finance and funding of the purchase.

We have identified an additional 7 drillable producer locations and 8 drillable injector locations on this project.

DD Energy Project

Effective September 1, 2007, we acquired a 100% working interest in the DD Energy Project for $2.7 million, which consisted of approximately 1,500 acres in Johnson, Anderson and Linn Counties, Kansas. At the time of acquisition, this project was producing an average of approximately 45 BOPD.

In addition, we have acquired additional leases bringing the total acreage for this project to approximately 1,700 acres. As of March 31, 2009, we had 110 oil wells, 41 water injection wells and 2 water supply wells on this project with production averaging approximately 61 BOPD. Through March 31, 2009, we have invested an additional $2.4 million in this project and have drilled 41 water injection wells and 34 producing wells.  We have seen some indication of an initial response from 5 of the injectors and are closely monitoring data and activities for any resulting increase in production.

As of March 31, 2009, we had proved oil reserves on this project of:
	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	75,510	64,700	$972,220
Proved, Developed Non-Producing	23,070	19,470	$183,090
Proved, Undeveloped	39,390	31,840	$85,030
Total Proved	137,970	116,010	$1,240,340
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

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

Through March 31, 2009, we have invested approximately $700,000 towards the development of this project. Funds have been used to drill four producer wells, make infrastructure upgrades, and perform work-overs on approximately 20 wells in this project. We have also acquired additional leases, bringing the total project to approximately 1,300 acres.

As of March 31, 2009, the Tri-County Project consisted of 166 producing wells and 59 water injection wells with production averaging approximately 49 BOPD.

As of March 31, 2009, we had proved oil reserves on this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	177,560	141,330	$1,369,700
Proved, Developed Non-Producing	48,190	37,940	$479,270
Proved, Undeveloped	474,210	380,030	$1,361,430
Total Proved	699,960	559,300	$3,210,400
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

We have identified an additional 83 drillable producer locations and 90 drillable injector locations on this project.

Gas City Project

In August of 2007, we entered into a development agreement with Euramerica Energy, Inc., or Euramerica, to further the development and expansion of the Gas City Project, which included 6,600 acres, whereby Euramerica contributed $524,000 in capital toward the project. Euramerica was granted an option to purchase this project for $1.2 million with a requirement to invest an additional $2.0 million for project development by August 31, 2008. We were the operator of the project at a cost plus 17.5% basis. We received $600,000 of the $1.2 million purchase price and $500,000 of the $2.0 million development funds.

On September 15, 2008, we amended the well development agreement to extend the date on which Euramerica was required to make its third and fourth quarterly installment payments of the purchase price to October 15, 2008.  The amendment also extended until November 15, 2008 the requirement to fund the remaining $1.5 million in development capital.

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

•	The oil zones and production from such oil zones in two oil wells then became 100% owned by EnerJex;
•	We may deduct from the development funds all amounts owed to us prior to applying the funds to any actual development;
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

We drilled 22 wells on behalf of Euramerica under the development agreement. We are currently exploring options to sell or further develop the Gas City Project through joint venture partnerships or other opportunities.  The gas project remains shut in and certain leases approximating 1,300 acres were not renewed upon expiration.  As of March 31, 2009 we were producing an average of approximately 10 BOPD from the two oil wells now 100% owned by us.

As of March 31, 2009, we had proved oil and natural gas reserves on this project of:

	Gross STB(1)	Net STB(2)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax)
Proved, Developed Producing	1,400	1,150	-	-	$28,430
Proved, Developed Non-Producing	-	-	-	-	$-
Proved, Undeveloped	11,850	9,780	-	-	$1,970
Total Proved	13,250	10,930	-	-	$30,400
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There were no natural gas reserves at March 31, 2009.
(4)	Net MCF is based upon our net revenue interest. There were no natural gas reserves at March 31, 2009.
(5)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for reconciliation to the comparable GAAP financial measure.

Brownrigg Project

We entered into an agreement with Pharyn Resources (Pharyn) on June 1, 2009 to begin a 20 well development program on EnerJex’s Brownrigg lease in Linn County, Kansas. We contributed the 320 acre property in exchange for a 10% carried working interest and a cost-plus management fee. Pharyn will contribute up to $700,000 in initial development capital. We intend to develop the project and remain the operator of the property. We will be working with Pharyn in this, our first joint venture project and feel we have an agreement that pairs our drilling and operating background with Pharyn’s investment objectives, which is intended to build long-term sustainable earnings growth for both companies. As of the date of this report, we have drilled 5 wells and are in various stages of completion.

Our Business Strategy

Our principal strategy has been to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, subject to availability of capital, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Eastern Kansas. Depending on availability of capital, and other restraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•
Develop Our Existing Properties.  We intend to create reserve and production growth from over 400 additional drilling locations we have identified on our properties.   We have identified an additional 193 drillable producer locations and 213 drillable injector locations.  The structure and the continuous oil accumulation in Eastern Kansas, and the expected long-life production and reserves of our properties, are anticipated to enhance our opportunities for long-term profitability.

•
Maximize Operational Control.  We seek to operate our properties and maintain a substantial working interest. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•
Pursue Selective Acquisitions and Joint Ventures.  Due to our local presence in Eastern Kansas and strategic partnership with Haas Petroleum, we believe we are well-positioned to pursue selected acquisitions, subject to availability of capital, from the fragmented and capital-constrained owners of mineral rights throughout Eastern Kansas.

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations.  As we increase our oil production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

We are continually evaluating oil and natural gas opportunities in Eastern Kansas and are also in various stages of discussions with potential joint venture (“JV”) partners who would contribute capital to develop leases we currently own or would acquire for the JV. Subsequent to year-end (in June 2009), we entered into one such opportunity on the Brownrigg lease in Linn County, Kansas, as discussed above.  This economic strategy is anticipated to allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.

We began generating revenues from the sale of oil during the fiscal year ended March 31, 2008. Subject to availability of capital, we expect our production to continue to increase, both through development of wells, through our acquisition strategy, and other strategic initiatives. Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) our ability to fully implement our exploration, work-over and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.    For a detailed description of these and other factors that could materially impact actual results, please see “Risk Factors” in this document under ITEM 1A.

The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Our Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our strategy:

•
Acquisition and Development Strategy.  We have what we believe to be a relatively low-risk acquisition and development strategy compared to some of our competitors. We generally buy properties that have proven current production, with a projected pay-back within a relatively short period of time, and with potential growth and upside in terms of development, enhancement and efficiency. We also plan to minimize the risk of natural gas and oil price volatility by developing a sales portfolio of pricing for our production as it expands and as market conditions permit.

•
Significant Production Growth Opportunities.  We have acquired an attractive acreage position with favorable lease terms in a region with historical hydrocarbon production. Based on drilling success we have had within our acreage position and subject to availability of capital, we expect to increase our reserves, production and cash flow.

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

•
Incentivized Management Ownership.  The equity ownership of our directors and executive officers is strongly aligned with that of our stockholders. As of July 14, 2009, our directors and executive officers owned approximately 9.1% of our outstanding common stock, with options that upon exercise would increase their ownership of our outstanding common stock to 15.6%.

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

Significant Developments in Fiscal 2009

The following is a brief description of our most significant corporate developments that occurred in fiscal 2009:

•
On March 6, 2008 we entered into an agreement with Shell Trading (US) Company, or Shell, whereby we agreed to an 18-month fixed-price swap with Shell for 130 BOPD at a fixed price per barrel of $96.90, before transportation costs from April 1, 2008 through September 30, 2009. This represented approximately 60% of our total oil production on a net revenue basis at that time and locked in approximately $6.8 million in gross revenue before transportation costs over the 18 month period. In addition, we agreed to sell all of our remaining oil production at current spot market pricing beginning April 1, 2008 through September 30, 2009 to Shell.  For the fiscal year ended March 31, 2009, the positive impact on our net revenue from the fixed-price swap was approximately $506,000.

•
On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations and other interim adjustments.  The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument in November 2008.  The borrowing base was reviewed by Texas Capital Bank in February 2009 and it was determined that it shall be reduced by $200,000 per month beginning April 2009 with the expectation  that this monthly reduction would continue through December 2009. We had borrowings $7.328 million outstanding at March 31, 2009.  Subsequent to year-end, we have made an additional $200,000 of payments to reduce the borrowing base.  The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and matures on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.

•
On July 7, 2008, we amended the $2.7 million of aggregate principal amount of our 10% debentures that remain outstanding to, among other things, permit the indebtedness under our Credit Facility, subordinate the security interests of the debentures to the Credit Facility, provide for the redemption of the remaining debentures with the net proceeds from any next debt or equity offering, eliminate the covenant to maintain certain production thresholds and waive all known defaults.  Subsequent to year-end, we again amended the debentures to extend the maturity date to September 30, 2010, to allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment of interest through the issuance of shares of common stock, and add a provision for the conversion of the debentures into shares of our common stock. Through May 31, 2010 the conversion price per share equals $3.00.  From June 1, 2010 through the Maturity Date, assuming the debenture has not been redeemed, the conversion price per share equals that price which shall be computed as 100.0% of the arithmetic average of the Weighted Average Price of the Common Stock on each of the thirty (30) consecutive Trading Days immediately preceding the Conversion Date, and considering adjustments, if any, as specified in the amendment.

•
As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc., or BP, for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.  We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP.  We reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.

•
On August 1, 2008, we executed three-year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer.  Mr. Cochennet and Ms. Jones have agreed to amend their employment agreements to reflect options rescinded in November 2008.

•
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

•
In February 2009, we entered into a fixed price swap transaction under the terms of the BP ISDA for a total of 120,000 gross barrels at a price of $57.30 per barrel before transportation costs for the period beginning October 1, 2009 and ending on December 31, 2013.

•
We recorded a non-cash impairment of $4,777,723 to the carrying value of our proved oil and gas properties during the fiscal year ended March 31, 2009. The impairment is primarily attributable to lower prices for both oil and natural gas.  The charge results from the application of the “ceiling test” under the full cost method of accounting at December 31, 2008. Under full cost accounting requirements, the carrying value may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. A ceiling test charge occurs when the carrying value of the oil and gas properties exceeds the full cost ceiling.

•
We accrued but did not pay interest due at March 31, 2009 to our subordinated debenture holders on the $2.7 million outstanding as of that date.  Subsequent to year-end, we agreed to pay the accrued interest on a payment-in-kind basis.

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

 One of our fundamental goals with respect to the consulting arrangement is to align the interests of Mr. Haas with those of ours as much as possible. As a result, the consulting agreement provides that we will pay him five thousand dollars per month. In addition, we have granted Mr. Haas options to purchase 60,000 shares of our common stock at an exercise price of $6.25 per share, expiring on May 3, 2011. Finally, we have utilized our common stock, in part, for the purchase of assets owned by MorMeg, which we believe will further align our business interests with those of Mr. Haas.

Drilling Activity

The following table sets forth the results of our drilling activities during the 2007, 2008 and 2009 fiscal years.

Drilling Activity
	Gross Wells			Net Wells(1)
Fiscal Year	Total	Producing	Dry	Total	Producing	Dry

2007 Exploratory	-0-	-0-	-0-	-0-	-0-	-0-
2008 Exploratory	10	10	-0-	10	10	-0-
2009 Exploratory(2)	12	12	-0-	12	12	-0-

2007 Development	-0-	-0-	-0-	-0-	-0-	-0-
2008 Development	59	57	2	58	56	2
2009 Development	96	95	1	96	95	1
(1)	Net wells are based on our net working interest as of March 31, 2009.
(2)	We incurred some exploration costs related to exploratory wells drilled on behalf of Euramerica.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and natural gas production (net of all royalties, overriding royalties and production due to others) for the fiscal years ended March 31, 2009 and 2008 and 2007, the average sales prices, average production costs and direct lifting costs per unit of production.

	Fiscal Year Ended March 31, 2009	Fiscal Year Ended March 31, 2008	Fiscal Year Ended March 31,2007
Net Production
Oil (Bbl)	74,289	43,697	-0-
Natural gas (Mcf)	12,275	17,762	19,254

Average Sales Prices
Oil (per Bbl)	$85.67	$79.71	$-0-
Natural gas (per Mcf)	$5.57	$6.20	$4.72

Average Production Cost (1)
Per Bbl of oil	$45.01	$56.65	$-0-
Per Mcf of natural gas	$15.11	$13.12	$9.55

Average Lifting Costs (2)
Per Bbl of oil	$33.01	$37.08	$-0-
Per Mcf of natural gas	$15.11	$9.86	$8.95

(1)
Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.

(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Oil and Natural Gas Producing Activities

The following table shows the results of operations from our oil and natural gas producing activities from fiscal years ended March 31, 2007 through March 31, 2009. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	For the Fiscal Year Ended March 31, 2009	For the Fiscal Year Ended March 31, 2008	For the Fiscal Year Ended March 31, 2007
Production revenues	$6,436,805	$3,602,798	$90,800
Production costs	(2,637,333)	(1,795,188)	(172,417)
Depreciation, depletion and amortization	(872,230)	(913,224)	(11,477)
Results of operations for producing activities	$2,972,242	$894,386	$(93,094)

Producing Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2009.

	Producing
Project	Gross Oil	Net Oil(1)	Gross Natural Gas	Net Natural Gas(1)

Black Oaks Project	62	59	-0-	-0-
Thoren Project	33	33	-0-	-0-
DD Energy Project	114	114	-0-	-0-
Tri-County Project	170	170	-0-	-0-
Gas City Project	-0-	-0-	22	22
Total	379	376	22	22
(1)	Net wells are based on our net working interest as of March 31, 2009.

Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of March 31, 2009 was $10.63 million, versus $39.6 million as of March 31, 2008.   Though total proved reserves were comparable at March 31, 2009 and 2008; 1.3 million and 1.4 million barrels of oil equivalent (BOE), respectively, the PV10 declined dramatically due to the estimated average price of oil at March 31, 2009 of $42.65 versus $94.53 at March 31, 2008.  Of the 1.3 million BOE at March 31, 2009 approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of proved developed producing (82%) and proved developed non-producing (18%). See “Glossary” on page 23 for our definition of PV10.

Based on an estimated oil price of $42.65 as of March 31, 2009, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 1.3 million BOE, before tax, is calculated as set forth in the following table:

Summary of Oil and Natural Gas Reserves
as of March 31, 2009

Proved Reserves Category	Gross STB(1)	Net STB(2)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax)
Proved, Developed Producing	722,590	429,420	-	-	$6,691,550
Proved, Developed Non-Producing	146,620	95,560	-	-	1,459,280
Proved, Undeveloped	1,440,760	811,650	-	-	2,478,510
Total Proved	2,309,970	1,336,630	-	-	$10,629,340
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There we no natural gas reserves at March 31, 2009.
(4)	Net MCF is based upon our net revenue interest. There we no natural gas reserves at March 31, 2009.
(5)
See “Glossary” on page 23 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

Oil and Natural Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil or natural gas reserves with, or include such information in reports to, any federal authority or agency, other than the SEC, during the fiscal year ended March 31, 2009.

Title to Properties

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by first and second liens substantially on all of our assets. These burdens have not materially interfered with the use of our properties in the operation of our business to date, though there can be no assurance that such burdens will not materially impact our operations in the future.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. We have a long-term purchase contract with Shell to sell all of our current oil production beginning April 1, 2008 through September of 2009.  We also have an ISDA master agreement and a fixed price swap with BP beginning October 1, 2009 through December 31, 2013. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck to the refinery. In addition, our board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production in an effort to mitigate a majority of our exposure to changing oil prices in the intermediate term.

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

Many, but not all, oil fields are amenable to assistance from a waterflood, a form of “secondary recovery,” which is used to maintain or increase reservoir pressure and to help sweep oil to the wellbore. In a waterflood, certain wells are used to inject water into the reservoir while other wells are used to recover the oil in place.  We utilize waterflooding as a secondary recovery technique for the majority of our oil field projects.

As the waterflood matures, the fluid produced contains increasing amounts of water and decreasing amounts of oil. Surface equipment is used to separate the oil from the water, with the oil going to holding tanks for sale and the water being recycled to the injection facilities. In the Black Oaks Project, we realized an initial increase of approximately 20 barrels per day in oil production as a result of the waterflood pilot program.

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

Markets and Marketing

The natural gas and oil industry has experienced dramatic price volatility in recent years, and especially in recent months. As a commodity, global natural gas and oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen and fallen in response to political unrest and supply uncertainty in the United States, Iraq, Venezuela, Nigeria, Russia and Iran, and changing demand for energy in rapidly growing economies, notably India and China. North American prospects have become more attractive as efforts to stimulate the US economy and reduce dependence on foreign oil increase. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors impacting the availability of global supply. The costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as drilling and well-servicing rig rates, are impacted by the commodity price volatility.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. We have entered into two sales contracts (with Shell and BP) at this time, and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

Competition

The natural gas and oil industry is intensely competitive and we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, natural gas and oil price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

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

Personnel

As of March 31, 2009, we had 14 full-time employees, an increase from 9 full time employees at our fiscal year ended March 31, 2008.  We hired a number of former independent field contractors to help secure a more stable work base during the months where extremely high oil prices could have limited our access to products and services needed to develop and operate our properties.  Since November 2008, we have reduced personnel levels by 5 full time employees and one independent contractor in response to declining economic conditions and in an effort to reduce our operating and general expenses, and cash outlay. As production and drilling activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210, which expires in September 30, 2013.  Future minimum payments are $71,180 for the year ending March 31, 2010.

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

PV10
PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” on page 57 for a reconciliation to the comparable GAAP financial measure.

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

Item 1A. Risk Factors.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent months, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may materially adversely affect the price of oil, our revenues, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil and natural gas industries. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

•	the future prices of natural gas and oil;
•	our ability to raise adequate working capital;
•	success of our development and exploration efforts;
•	demand for natural gas and oil;
•	the level of our competition;
•	our ability to attract and maintain key management, employees and operators;
•	transportation and processing fees on our facilities;
•	fuel conservation measures;
•	alternate fuel requirements or advancements;
•	government regulation and taxation;
•	technical advances in fuel economy and energy generation devices; and
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

If low natural gas and oil prices, operating difficulties, constrained capital sources or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.  Our current plans to address lower crude and natural gas prices are primarily to reduce both capital and operating expenditures to a level equal to or below cash flow from operations.  However, our plans may not be successful in improving our results of operations and liquidity.

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

As a result of our deficiency in working capital at March 31, 2009 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase production, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

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

Approximately 68% of our total proved reserves as of March 31, 2009 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV 10 (present value) before tax of reserves as of March 31, 2009 was $10.63 million, versus $39.6 million as of March 31, 2008.   The decline in PV10 is primarily due to the estimated average price of oil at March 31, 2009 of $42.65 versus $94.53 at March 31, 2008.  We developed total proved reserves to 1.3 million barrels of oil equivalent, or BOE, as of March 31, 2009. Of the 1.3 million BOE of total proved reserves, approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of 82% proved developed producing reserves and 18% proved developed non-producing reserves.   See “Glossary” on page 23 for our definition of PV10.

As of March 31, 2009, approximately 61% of our total proved reserves were undeveloped and approximately 7% were developed non-producing. We plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all.

Because we face uncertainties in estimating proven recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimate and the future net cash flows attributable to those reserves at March 31, 2009 was prepared by Miller and Lents, Ltd., an independent petroleum consultant.  Prior to this fiscal year, our reserves were evaluated and estimates were prepared by McCune Engineering, an independent petroleum and geological engineer. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future natural gas and oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Miller and Lents, Ltd. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

Currently, The SEC permits natural gas and oil companies, in their public filings, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. These current SEC guidelines strictly prohibit us from including “probable reserves” and “possible reserves” in such filings. Effective January 1, 2010, however, the SEC is adopting revisions to its oil and gas reporting disclosures which are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, which should help investors evaluate the relative value of oil and gas companies. Oil and gas companies will be permitted, but not required, to disclose probable reserves (i.e., reserves less likely to be recovered than proved reserves, but as likely as not to be recovered) and possible reserves (i.e., reserves less certain to be recovered than probable reserves).We also caution you that the SEC has, in the past, viewed such probable and possible reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas and oil industry. Unless you have such expertise, you should not place undue reliance on these estimates. Potential investors should also be aware that such “probable” and “possible” reserve estimates will not be contained in any filing with the SEC, any “resale” or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares until permitted by SEC rules. Except as required by applicable law, we undertake no duty to update this information.

The differential between the New York Mercantile Exchange, or NYMEX, or other benchmark price of oil and natural gas and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

The prices that we receive for our oil and natural gas production typically trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. While we have fixed this differential under the terms of our agreement with Shell through September 31, 2009, the differential on physical sales after that date is still under negotiation.  We cannot accurately predict oil and natural gas differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Recent economic conditions, including volatility in the price of oil and natural gas, have resulted in both increases and decreases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive.  These fluctuations could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil and natural gas production in comparison to what we would receive if not for the differential.

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through March 31, 2009 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and lack of access to economically acceptable capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves.  The process of estimating our natural gas and oil reserves is extremely complex, and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

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

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the early stage of implementation or are scheduled for implementation subject to availability of capital. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

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

We have contracted with Shell for the sale of all of our oil through September 2009 and will likely contract for the sale of our natural gas with one, or a small number, of buyers if and when we resume operations on the Gas City Project. It is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil or natural gas it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements from April 1, 2008 until December 31, 2013 for between 30 and 130 barrels of oil per day that could result in both realized and unrealized hedging losses. As of March 31, 2009 we had not incurred any such losses. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

The marketability of our oil and natural gas production will depend in a very large part on the availability, proximity and capacity of pipelines, oil and natural gas gathering systems and processing facilities. The amount of oil and natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we will be provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity could significantly reduce our ability to market our oil and natural gas production and could materially harm our business.

Cost and availability of drilling rigs, equipment, supplies, personnel and other services could adversely affect our ability to execute on a timely basis our development, exploitation and exploration plans.

Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. Although Haas Petroleum has agreed to provide up to two drilling rigs to the Black Oaks Project when needed, subject to availability of capital, we do not have any contracts for drilling rigs and drilling rigs may not be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

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

There was no impairment for the fiscal year ended March 31, 2008.  We recorded an impairment of $4,777,723 during the fiscal year ended March 31, 2009 primarily attributable to lower prices for both oil and natural gas at December 31, 2008.

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

Our borrowing base, which is based on our oil and gas reserves and is subject to review and adjustment on a semi-annual basis and other interim adjustments, has been and may be further reduced when it is reviewed.  A reduction in our base results in a “loan excess” which is required to be eliminated through payment of a portion of the loan and/or cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the “loan excess”.  A reduction in our borrowing base or the ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil prices, may require us to further reduce our capital expenditures and our operating activities.

Until we repay the full amount of our outstanding debentures and Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On March 31, 2009, $2.7 million in debentures and approximately $7.3 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of March 31, 2009, we had total indebtedness of $10.1 million, including $7.328 million of borrowings under the Credit Facility and $2.7 million of remaining debentures, as well as other notes payable totaling approximately $109,000. We had no outstanding letters of credit under the new facility on March 31, 2009.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;
•	being forced to use cash flow to reduce our outstanding balance as a result of an unfavorable borrowing base redetermination;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	placing us at a competitive disadvantage as compared to our competitors that have less leverage;
•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation;
•	limiting our ability to, or increasing the cost of, refinancing our indebtedness; and
•
limiting our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The covenants in our Credit Facility and debentures impose significant operating and financial restrictions on us.

The Credit Facility and our debentures impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness and provide additional guarantees;
•	pay dividends and make other restricted payments;
•	create or permit certain liens;
•	use the proceeds from the sales of our oil and natural gas properties;
•	use the proceeds from the unwinding of certain financial hedges;
•	engage in certain transactions with affiliates; and
•	consolidate, merge, sell or transfer all or substantially all of our assets or the assets of our subsidiaries.

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.3 million with proceeds from liquidating a costless collar we entered into on July 3, 2008 and the reduction of our operating and general expenses.  We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, or debt instruments that may be convertible into common or preferred stock, may have the effect of diluting one’s investment.

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

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

•	our operating and financial performance and prospects;
•	quarterly variations in the rate of growth of our financial indicators, such as net income or loss per share, net income or loss and revenues;
•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;
•	potentially limited liquidity;
•	actual or anticipated variations in our reserve estimates and quarterly operating results;
•	changes in natural gas and oil prices;
•	sales of our common stock by significant stockholders and future issuances of our common stock;
•	increases in our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	commencement of or involvement in litigation;
•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;
•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of natural gas and oil; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

As of March 31, 2009, we had options and warrants to purchase approximately 438,500 shares of common stock outstanding in addition to 2,500 shares issuable upon conversion of a convertible note. The exercise of our outstanding options and warrants, and the conversion of the note, will cause additional shares of common stock to be issued, resulting in dilution to our existing common stockholders.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Our common stock is currently deemed to be a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, which may make it more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock consistently trades above $5.00 per share, if ever, trading in the common stock may be subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Additional Risks and Uncertainties

We are an oil and natural gas acquisition, exploration and development company. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter ended March 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

PRICE RANGE OF COMMON STOCK

Prior to completion of the reverse merger with Midwest Energy in August of 2006, our common stock was sporadically traded in the inter-dealer markets of the OTC:BB, “pink sheets” and “gray sheets” under the symbol “MPCO.” Our common stock currently trades on the OTC:BB under the symbol “ENRJ.” Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board and Yahoo! Finance for fiscal years 2008 and 2009. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	Low	High
Fiscal 2008
Quarter ended June 30, 2007	1.00	1.25
Quarter ended September 30, 2007	0.75	1.35
Quarter ended December 31, 2007	0.70	1.20
Quarter ended March 31, 2008	0.81	1.20

Fiscal 2009
Quarter ended June 30, 2008	0.95	1.20
Quarter ended September 30, 2008	4.20	5.00
Quarter ended December 31, 2008	0.45	3.16
Quarter ended March 31, 2009	0.25	1.88

The last reported sale price of our common stock on the OTC:BB was $0.79 per share on July 8, 2009.

(b) Holders of Common Stock

As of July 14, 2009, there were 1,121 holders of record of our common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2000/2001 Stock Option Plan

The Board of Directors approved the 2000/2001 Stock Option Plan and our stockholders ratified the plan on September 25, 2000.  The total number of options that can be granted under the plan is 200,000 shares.

Stock Option Plan

The Board of Directors approved the EnerJex Resources, Inc. Stock Option Plan on August 1, 2002 (the “2002-2003 Stock Option Plan”).  Originally, the total number of options that could be granted under the plan was not to exceed 400,000 shares.  On May 4, 2007, the Governance, Compensation, and Nominating Committee amended and restated the stock option plan to rename the plan and to increase the number of shares issuable to 1,000,000.  Our stockholders approved this plan in September of 2007. In no event may the option price with respect to any stock option granted under the 2002-2003 Stock Option Plan be less than the fair market value of such common stock.  However the price of an incentive stock option will not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

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

General Terms of Stock Option Plans

Officers (including officers who are members of the board of directors), directors, and other employees and consultants and our subsidiaries (if established) will be eligible to receive options under the stock option plans.  The Governance, Compensation and Nominating Committee, or GCNC, of the Board of Directors will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised.  No options may be granted more than ten years after the date of the adoption of the stock option plans.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal years ended March 31, 2009 or 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our principal strategy is to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, we strive to implement an accelerated development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Eastern Kansas.

Since the beginning of fiscal 2008 and throughout fiscal 2009, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells, 65 water injection wells, and 3 dry holes). Our estimated total proved PV 10 (present value) of reserves as of March 31, 2009 was $10.63 million, versus $39.6 million as of March 31, 2008.  We developed total proved reserves to 1.3 million barrels of oil equivalent, or BOE, as of March 31, 2009. Of the 1.3 million BOE of total proved reserves, approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of 82% proved developed producing reserves and 18% proved developed non-producing reserves.   See “Glossary” on page 23 for our definition of PV10.

The total proved PV10 (present value) of our reserves as of March 31, 2009 was $10.63 million. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Glossary” on page 24 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 57, for a reconciliation to the comparable GAAP financial measure.

We are continually evaluating oil and natural gas opportunities in Eastern Kansas and are also in various stages of discussions with potential joint venture (“JV”) partners who would contribute capital to develop leases we currently own or would acquire for the JV. We recently entered into one such opportunity on the Brownrigg lease in Linn County, Kansas.  This economic strategy will allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.

We began generating revenues from the sale of oil during the fiscal year ended March 31, 2008. Subject to availability of capital, we expect our production to continue to increase, both through development of wells, through our acquisition strategy, and other strategic initiatives. Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and natural gas; and (iv) our ability to fully implement our exploration, work-over and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Recent Developments

We entered into an agreement with Shell Trading (US) Company, or Shell, whereby we agreed to an 18-month fixed-price swap with Shell for 130 BOPD at a fixed price per barrel of $96.90, before transportation costs from April 1, 2008 through September 30, 2009. This represented approximately 60% of our total oil production on a net revenue basis at that time and locked in approximately $6.8 million in gross revenue before transportation costs over the 18 month period. In addition, we agreed to sell all of our remaining oil production at current spot market pricing beginning April 1, 2008 through September 30, 2009 to Shell.  For the fiscal year ended March 31, 2009, the positive impact on our net revenue from the fixed-price swap was approximately $506,000.

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations and interim adjustments.  The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument in November 2008.  The Borrowing Base was reviewed by Texas Capital Bank in February 2009 and it was determined that it should be reduced by $200,000 per month beginning April 2009 and likely continuing through December 2009, primarily as a result of commodity oil prices. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all unpaid principal and interest will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We had borrowings $7.328 million outstanding at March 31, 2009.  Subsequent to year-end, we have made Borrowing Base Reduction payments of $200,000.

On July 7, 2008, we amended the $2.7 million of aggregate principal amount of our 10% debentures that remain outstanding to, among other things, permit the indebtedness under our Credit Facility, subordinate the security interests of the debentures to the Credit Facility, provide for the redemption of the remaining debentures with the net proceeds from any next debt or equity offering, eliminate the covenant to maintain certain production thresholds and waive all known defaults.  Subsequent to year-end, we again amended the debentures to extend the maturity date to September 30, 2010, and allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or pay interest through the issuance of shares of common stock, and add a provision for the conversion of the debentures into shares of our common stock.

As of July 3, 2008, we entered into an ISDA master agreement and a costless collar with BP Corporation North America Inc., or BP, for 130 barrels of oil per day with a price floor of $132.50 per barrel and a price ceiling of $155.70 per barrel for NYMEX West Texas Intermediate for the period of October 1, 2009 until March 31, 2011.  We liquidated this costless collar in November 2008 and received proceeds of approximately $3.9 million from BP.  We reduced the debt outstanding under our Credit Facility by approximately $3.3 million and used the remainder for general operating purposes.

On August 1, 2008, we executed three-year employment agreements with C. Stephen Cochennet, our chief executive officer, and Dierdre P. Jones, our chief financial officer.  Mr. Cochennet and Ms. Jones have agreed to amend their employment agreements to reflect options rescinded in November 2008.

In February 2009, we entered into a fixed price swap transaction under the terms of the BP ISDA for a total of 120,000 gross barrels at a price of $57.30 per barrel before transportation costs for the period beginning October 1, 2009 and ending on December 31, 2013.

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

We recorded a non-cash impairment of $4,777,723 to the carrying value of our proved oil and gas properties during the fiscal year ended March 31, 2009. The impairment is primarily attributable to lower prices for both oil and natural gas at December 31, 2008. The charge results from the application of the “ceiling test” under the full cost method of accounting. Under full cost accounting requirements, the carrying value may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. A ceiling test charge occurs when the carrying value of the oil and gas properties exceeds the full cost ceiling.

On March 3, 2009, we withdrew our Form S-1 Registration Statement after deciding to terminate the registered public offering.   As global economic conditions deteriorated and the commodity prices of oil and natural gas experienced significant declines, the availability of equity capital became severely constrained.  While we intend to return to the equity market when conditions improve and are conducive to raising capital, there can be no assurance that we will be successful in doing so.

On March 23, 2009 we received a Monthly Commitment Notice from Texas Capital Bank requiring a $200,000 Borrowing Base Reduction payment on or before April 1, 2009.  This reduction was in response to decreased oil commodity prices. Notices in April, May and June of 2009 called for $200,000 monthly payments as well.  We have made three separate $100,000 payments towards that Borrowing Base Reduction request.  As of the date of this report, we have not received a default notification from Texas Capital Bank, even though we have paid them less than the amount requested as part of their redetermination.  We have been working closely with Texas Capital Bank, as oil commodity prices rebound, and our Independent Reserve Engineers to revalue our reserves in light of commodity prices and improved production levels since Texas Capital’s redetermination.

In April and May of 2009, we redeemed $450,000 of the subordinated debentures.  The balance remaining as of the date of this report is $2.25 million and these debentures mature on September 30, 2010.

Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008 compared.

We began acquiring oil properties with existing production in April of 2007, the first month of our fiscal year ended March 31, 2008.  These acquisitions included the Black Oaks and Thoren Projects.  We acquired both the DD Energy and the Tri-County Projects in November of 2007, or about mid-year of that same fiscal year.  We owned these projects throughout the entire fiscal year ended March 31, 2009.  Comparisons between the fiscal years, then, will reflect a full year of revenues and expenses for all projects for the fiscal year ended March 31, 2009 and a partial year of revenues and expenses for the two of the four projects for the fiscal year ended March 31, 2008.

Income:
	Fiscal Year Ended March 31,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$
Oil and natural gas revenues	$6,436,805	$3,602,798	$2,834,007

Revenues

Oil and natural gas revenues for the fiscal year ended March 31, 2009 were $6,436,805 compared to revenues of $3,602,798 in the fiscal year ended March 31, 2008. The increase in revenues is primarily the result of the greater oil production levels as well as a higher average price per barrel of oil.  The average price per barrel we received for oil sold during the twelve months ended March 31, 2009 was $85.67 compared to $79.71 for the twelve months ended March 31, 2008. Natural gas sales accounted for less than 1% of the total revenues. The average price per Mcf for natural gas sales during the fiscal year ended March 31, 2009 was $5.57, compared to $6.20 during the fiscal year ended March 31, 2008.

Expenses:
	Fiscal Year Ended March 31,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct operating costs	$2,637,333	$1,795,188	$842,145
Depreciation, depletion and amortization	872,230	913,224	(40,994)
Total production expenses	3,509,563	2,708,412	801,151

Professional fees	1,320,332	1,226,998	93,334
Salaries	849,340	1,703,099	(853,759)
Depreciation on other fixed assets	39,063	22,106	16,957
Administrative expenses	1,392,645	887,872	504,773
Impairment of oil & gas properties	4,777,723	-	4,777,723
Total expenses	11,888,666	6,548,487	5,340,179

Direct Operating Costs

Direct operating costs for the fiscal year ended March 31, 2009 were $2,637,517 compared to $1,795,188 for the fiscal year ended March 31, 2008. The increase over the prior period results from the operating costs on a greater number of wells on our existing and acquired oil leases during the fiscal year ended March 31, 2009. Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the fiscal year ended March 31, 2009 was $872,230, compared to $913,224 for the fiscal year ended March 31, 2008. The decrease was primarily a result of the lower cost per barrel of depletion of oil reserves.  The rate of depletion was $12.02 per barrel for the fiscal year ended March 31, 2009 as compared to $19.57 per barrel for the fiscal year ended March 31, 2008.

Professional Fees

Professional fees for the fiscal year ended March 31, 2009 were $1,320,332 compared to $1,226,998 for the fiscal year ended March 31, 2008. Payments for services rendered in connection with acquisition and financing activities, our audit, legal, and consulting fees are recorded as professional fees and remained relatively constant over the two fiscal years.

Salaries

Salaries for the fiscal year ended March 31, 2009 were $849,340 compared to $1,703,099 for the fiscal year ended March 31, 2008. There were expenses totaling $1,204,102 during the prior fiscal year related to non-cash equity based payments made by issuing stock options to our management.  No such issuances were made in the current fiscal year.  In addition, the number of full-time employees increased from 9 at March 31, 2008 to 19 at one point during the fiscal year ended March 31, 2009, then settled at 14 on March 31, 2009.  As a result, cash based salary expense increased by approximately $500,000 during the current fiscal year.

Depreciation on Other Fixed Assets

Depreciation on other fixed assets fiscal year ended March 31, 2009 was $39,063 compared to $22,106 for the fiscal year ended March 31, 2008.  The increase was primarily due to depreciation on fixed assets acquired during the period.

Administrative Expenses

Administrative expenses for the fiscal year ended March 31, 2009 were $1,392,645compared to $887,872 in the fiscal year ended March 31, 2008. The administrative expenses increased in relation to the addition of employees, office space, and corporate activity related to growth in operations.

Impairment of Oil & Gas Properties

The impairment of oil and natural gas properties in the year ended March 31, 2009 of $4,777,723 represented an impairment through applying the full-cost ceiling test method.  This ceiling test was applied to all of the cost of our oil and natural gas properties accounted for under the full-cost method that were subject to amortization at March 31, 2009.  We took this impairment based on the ceiling test results during the quarter ended December 31, 2008, and was primarily due to depressed commodity prices at the time.

Reserves

Our estimated total proved PV 10 (present value) of reserves as of March 31, 2009 decreased to $10.63 million from $39.6 million as of March 31, 2008. Though total proved reserves were comparable at March 31, 2009 and 2008; 1.3 million and 1.4 million barrels of oil equivalent (BOE), respectively, the PV10 declined dramatically due to the estimated average price of oil at March 31, 2009 of $42.65 versus $94.53 at March 31, 2008.  Of the 1.3 million BOE at March 31, 2009 approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of proved developed producing (82%) and proved developed non-producing (18%).

The following table presents summary information regarding our estimated net proved reserves as of March 31, 2009. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Miller and Lents, Ltd., our independent petroleum consultants. For additional information regarding our reserves, please see Note 11 to our audited financial statements as of and for the fiscal year ended March 31, 2009.

Summary of Proved Oil and Natural Gas Reserves
as of March 31, 2009

Proved Reserves Category	Gross	Net	PV10 (before tax)(1)

Proved, Developed Producing
Oil (stock-tank barrels)	722,590	429,420	$6,691,550
Natural Gas (mcf)(2)	-	-	-
Proved, Developed Non-Producing
Oil (stock-tank barrels)	146,620	95,560	$1,459,280
Natural Gas (mcf) (2)	-	-	-
Proved, Undeveloped
Oil (stock-tank barrels)	1,440,760	811,650	$2,478,510
Natural Gas (mcf) (2)	-	-	-
Total Proved Reserves
Oil (stock-tank barrels)	2,309,970	1,136,630	$10,629,340
Natural Gas (mcf) (2)	-	-	-

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

As of March 31, 2009

PV10 (before tax)	$10,629,340
Future income taxes, net of 10% discount	-
Standardized measure of discounted future net cash flows	$10,629,340

(2)	There were no natural gas reserves at March 31, 2009.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. As a result of the $200,000 monthly reduction of our borrowing base beginning April 2009, with the expectation that this monthly reduction would continue through December 2009, we have classified $1.7 million of the borrowings outstanding under our Credit Facility as a current liability.  As we may be unable to provide the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production at current commodity prices, we are exploring strategic initiative and JV partnerships, as well as sales of reserves in our existing properties to finance our operations and to service our debt obligations.

           The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 as compared to March 31, 2008.

	March 31, 2009	March 31, 2008	Increase / (Decrease) $

Current Assets	$898,941	$1,511,595	(612,654)

Current Liabilities	$2,827,015	$2,117,176	709,839

Working Capital (deficit)	$(1,928,074)	$(605,581)	(1,322,493)

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations and interim adjustments.  The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument in November 2008.  The borrowing base was reviewed by Texas Capital Bank in February 2009 and was reduced by $200,000 per month beginning April 2009 with the expectation that this monthly reduction would continue through December 2009. We had borrowings $7.328 million outstanding at March 31, 2009.  Subsequent to year-end, we have made $200,000 of Borrowing Base Reduction payments. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and matures on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.

Proceeds from the initial extension of credit under the Credit Facility were used: (1) to redeem our 10% Senior Secured Debentures in an aggregate principal amount of $6.3 million plus accrued interest (the “April Debentures”), (2) for Texas Capital Bank’s acquisition of the Company’s approximately $ 2 million indebtedness to Cornerstone Bank, (3) for complete repayment of promissory notes issued to the sellers in connection with the Company’s purchase of the DD Energy project in an aggregate principal amount of $965,000 plus accrued interest, and (4) transaction costs, fees and expenses related to the new facility.  Future borrowings may be used for the acquisition, development and exploration of oil and gas properties, capital expenditures and general corporate purposes.

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

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires the Company, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, to maintain a minimum current assets to current liabilities ratio, and minimum ratios of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and to senior funded debt.

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

The debentures originally matured on March 31, 2010, absent earlier redemption by us, and carry an interest rate of 10%. Interest on the debentures began accruing on April 11, 2007 and is payable quarterly in arrears on the first day of each succeeding quarter during the term of the debentures, beginning on or about May 11, 2007 and ending on the maturity date of September 30, 2010 - the maturity date was amended subsequent to March 31, 2009 year-end. We may, under certain conditions specified in the debentures, pay interest payments in shares of our registered common stock. Additionally, on the maturity date, we are required to pay the amount equal to the principal, as well as all accrued but unpaid interest.

In connection with the Credit Facility, we entered into an agreement amending the Securities Purchase Agreement, Registration Rights Agreement, the Pledge and Security Agreement and the Senior Secured Debentures issued on June 21, 2007 (the “Debenture Agreements”), with the holders (the “Buyers”) of the Senior Secured Debentures issued on June 21, 2007 (the “June Debentures”). Pursuant to this agreement, we, among other things, (i) redeem the April Debentures, (ii) agreed to use the net proceeds from the Company’s next debt or equity offering to redeem the June Debentures, (iii) agreed to update the Buyers’ registration statements to sell our common stock owned by the Buyers, (iv) amended certain terms of the Debenture Agreements in recognition of the indebtedness under the Credit Facility, (v) amended the Securities Purchase Agreement and Registration Rights Agreement to remove the covenant to issue and register additional shares of common stock in the event that our oil production does not meet certain thresholds over time among other things, and (vi) the Buyers agreed to waive all known events of default.  Subsequent to March 31, 2009 year-end, we again amended the debentures to extend the maturity date to September 30, 2010, and allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of EnerJex’s common stock.

Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on increased production and prices of oil and natural gas. We intend to use borrowings, equity and asset sales, and other strategic initiatives to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. During fiscal 2009, we were in the midst of a public equity offering when global economic conditions deteriorated and the commodity prices of oil and natural gas experienced significant declines. Our cash revenues from operations have been significantly impacted as has our ability to meet our monthly operating expenses and service our debt obligations. In the event we cannot obtain additional capital through other means to allow us to pursue our strategic plan, this would materially impact our ability to continue our desired growth. There is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

  We intend to implement and execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

As of March 31, 2009, we had 14 full-time employees, an increase from 9 full time employees at our fiscal year ended March 31, 2008.  We hired a number of former independent field contractors to help secure a more stable work base during the months where extremely high oil prices could have limited our access to products and services needed to develop and operate our properties.  Since November 2008, we have reduced personnel levels by 5 full time employees and one independent contractor in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay. As drilling production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

As of March 31, 2009, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Recent Issued Accounting Standards

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs and the demand for services related to production and exploration will fluctuate while the commodity prices for oil and natural gas, both remain volatile.

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer, C. Stephen Cochennet, and our Chief Financial Officer, Dierdre P. Jones, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet and Ms. Jones concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Board Committee(s)(1)
C. Stephen Cochennet	52	President, Chief Executive Officer, and Chairman	None
Dierdre P. Jones	44	Chief Financial Officer	None
Robert G. Wonish	55	Director	GCNC (Chairman) and Audit
Daran G. Dammeyer	48	Director	Audit (Chairman) and GCNC
Darrel G. Palmer	51	Director	GCNC
Dr. James W. Rector	48	Director	None

(1)	“GCNC” means the Governance, Compensation and Nominating Committee of the Board of Directors. “Audit” means the Audit Committee of the Board of Directors.

C. Stephen Cochennet, has been our President, Chief Executive Officer and Chairman since August 15, 2006.    From July 2002 to present, Mr. Cochennet has been President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supports a number of clients that include Fortune 500 corporations, international companies, natural gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided include strategic planning, capital formation, corporate development, executive networking and transaction structuring. Mr. Cochennet currently spends less than 10 hours per month on activities associated with CSC Group, LLC. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new start up operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Dierdre P. Jones was promoted to Chief Financial Officer on July 23, 2008. Ms. Jones was our Director of Finance and Accounting from August 2007 through July 2008.  From May 2007 through August 2007, Ms. Jones provided independent consulting services for the company, primarily in the testing and implementation of financial accounting and reporting software.  From May 2002 through May 2007, Ms. Jones was sole proprietor of These Faux Walls, a specialty design company. She holds the professional designations of Certified Public Accountant and Certified Internal Auditor.  Prior to joining EnerJex, Ms. Jones held management positions with UtiliCorp United Inc. (Aquila), and served three years in public accounting with Arthur Andersen & Co. Ms. Jones graduated with distinction from the University of Kansas with a B.S. in Accounting and Business Administration.

Robert G. Wonish has served as a member of our board of directors since May 2007. Effective April 7, 2009, Mr. Wonish was appointed President & Chief Operating Officer of Petrodome Energy, LLC, a privately held firm. From December 2004 to June 30, 2007, Mr. Wonish was Vice President of Petroleum Engineers Inc., a subsidiary of The CYMRI Corporation, now CYMRI, L.L.C., which is a wholly-owned subsidiary of Stratum Holdings, Inc. On July 1, 2007, Mr. Wonish was appointed President and Chief Operating Officer of Petroleum Engineers Inc. Mr. Wonish was also President of CYMRI, L.L.C. After the sale of Petroleum Engineers Inc. in March of 2008, Mr. Wonish resigned all positions in Petroleum Engineers Inc. and CYMRI, L.L.C. as well as resigning as a member of the Stratum Holdings, Inc. board of directors. Mr. Wonish held the position of President & Chief Operating Officer of Striker Oil & Gas, Inc. prior to his engagement with Petrodome Energy, LLC..  He previously achieved positions of increasing responsibility with PANACO, Inc., a public oil and natural gas company, ultimately serving as that company’s President and Chief Operating Officer. He began his engineering career at Amoco in 1975 and joined Panaco’s engineering staff in 1992.  Mr. Wonish serves as EnerJex’s chairman of the Governance, Compensation and Nominating committee and is a member of the company’s audit committee. Mr. Wonish received his Mechanical Engineering degree from the University of Missouri-Rolla.

Daran G. Dammeyer, has served as a member of our board of directors since May 2007. Since July 1999, Mr. Dammeyer has served as President of D-Two Solutions through which he supports clients by primarily providing merger and acquisition support, strategic planning, budgeting and forecasting process development and implementation.  From March 1999 through July 1999, Mr. Dammeyer was a Director of International Financial Management for UtiliCorp United Inc. (Aquila), a multinational energy solutions provider in Kansas City, Missouri.  From November 1995 through March 1999, Mr. Dammeyer served as the Chief Financial Controller of United Energy Limited in Melbourne, Australia.  Mr. Dammeyer also served in numerous management positions at Michigan Energy Resources Company, including Director of Internal Audit.  Mr. Dammeyer earned his Bachelor of Business Administration degree, with dual majors in Accounting and Corporate Financial Management from The University of Toledo, Ohio.

Darrel G. Palmer, has served as a member of our board of directors since May of 2007. Since January 1997, Mr. Palmer has been President of Energy Management Resources, an energy process management firm serving industrial and large commercial companies throughout the U. S. and Canada.  Mr. Palmer has 25 years of expertise in the natural gas arena.  His experiences encompass a wide area of the natural gas industry and include working for natural gas marketing companies, local distribution companies, and FERC regulated pipelines.  Prior to becoming an independent energy consultant in 1997, Mr. Palmer’s last position was Vice President/National Account Sales at UtiliCorp United Inc. (Aquila) of Kansas City, Missouri.  Over the years Mr. Palmer has worked in many civic organizations including United Way and has been a President of the local Kiwanis Club.  Junior Achievement of Minnesota awarded him the Bronze Leadership Award for his accomplishments which included being an advisor, program manager, holding various Board positions, and ultimately being Board President.

Dr. James W. Rector, has served as a member of our board of directors since March 19, 2008.  Dr. Rector is the author of numerous technical papers along with a number of patents on seismic technology. He was a co-founder of two seismic technology startups that were later sold to NYSE-listed companies, and he regularly consults for many of the major oil companies including Chevron and BP. In 1998, he founded Berkeley GeoImaging LLC, which has completed five equity private placements for oil and natural gas exploration and development projects. Dr. Rector is a tenured professor of Geophysics at the University of California at Berkeley and a faculty staff scientist at the Lawrence Berkeley National Laboratory. He has been the Editor-in-Chief of the Journal of Applied Geophysics and has also served on the Society of Exploration Geophysicists Executive Committee. He received his Masters and Ph.D. degrees in Geophysics from Stanford University.

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

Audit Committee

On May 4, 2007, we established and appointed initial members to the audit committee of our board of directors. Mr. Dammeyer is the chairman and Mr. Wonish serves as the other member of the committee.  Currently, none of the members of the audit committee are, or have been, our officers or employees, and each member qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.  The Board of Directors has determined that Mr. Dammeyer is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The audit committee held five meetings during fiscal 2009.

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

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Messrs. Wonish, Dammeyer and Palmer.  Mr. Wonish serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the Board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of Board members, and administering our equity compensation plans. The governance, compensation and nominating committee held five meetings during fiscal 2009.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. Our Code of Ethics was filed as Exhibit 99.6 to the Annual Report on Form 10-KSB for the year ended March 31, 2007 which was filed on June 13, 2007. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. It is available on our website:  enerjexresources.com, or you may contact C. Stephen Cochennet at 913-754-7754 to request a copy of the Code or send your request to EnerJex Resources, Inc., Attn: C. Stephen Cochennet, 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas 66210. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal years ended March 31, 2009 and 2008 for our chief executive officer and chief financial officer. We did not have any other executive officers as of the end of fiscal 2009 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compen- sation ($)		Total ($)

C. Stephen Cochennet	2009	$186,525		$50,000		$-	(2)	$-		$236,525
President, Chief Executive Officer	2008	$156,000		-		859,622	(1)	-		$1,015,622
Dierdre P. Jones	2009	$128,808		$10,000		-	(2)	-		$138,808
Chief Financial Officer	2008	-	(3)	-	(3)	-	(3)	-	(3)	-	(3)

(1)	Amount represents the estimated total fair value of stock options granted to Mr. Cochennet under SFAS 123(R).
(2)
In August, 2008, we granted C. Stephen Cochennet, our chief executive officer, an option to purchase 75,000 shares of our common stock at $6.25 per share and we granted Dierdre P. Jones, our chief financial officer, and option to purchase 40,000 shares of our common stock at $6.25 per share under SFAS 123(R) as discussed in Note 3 to our financial statements for the year ended March 31, 2009 included elsewhere in this report. These options were rescinded in November 2008 at the request of the board’s compensation committee and the approval of each option holder.

(3)	Ms. Jones was promoted to chief financial officer during fiscal 2009 and was not a named executive officer in fiscal 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of March 31, 2009.

		Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

C. Stephen Cochennet	2009	200,000	-	-	$6.25	05/03/2011
Dierdre P. Jones	2009	20,000	-	-	$6.30	07/31/2011

Option Exercises for fiscal 2009

There were no options exercised by our named executive officers in fiscal 2009. See “Securities Authorized for Issuance under Equity Compensation Plans” on page 49 for a description of our outstanding equity compensation plans.

Potential Payments Upon Termination or Change in Control

We entered into employment agreements with both of our named executive officers which could result in payments to such officers because of their resignation, incapacity or disability, or other termination of employment with us or our subsidiaries, or a change in control, or a change in the person’s responsibilities following a change in control.

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended March 31, 2009 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $		Option Awards (2) $	All Other Compensation $		Total $
Daran G. Dammeyer	$58,000	$12,000	(1)	$-0-	$-0-		$70,000

Darrel G. Palmer	$26,500	$-0-		$-0-	$20,000	(3)	$46,500

Robert G. Wonish	$49,000	$-0-		$-0-	$-0-		$49,000

Dr. James W. Rector	$22,500	$-0-		$-0-	$-0-		$22,500

(1)
Amount represents the estimated total fair market value of 2,182 shares of common stock issued to Mr. Dammeyer for services as audit committee chairman under SFAS 123(R), as discussed in Note 3 to our audited financial statements for the year ended March 31, 2009 included elsewhere in this report.

(2)
In July, 2008, 28,000 stock options were granted to each of Messrs. Dammeyer, Palmer and Wonish and 38,000 stock options were granted to Dr. Rector under SFAS 123(R), as discussed in Note 3 to our financial statements for the year ended March 31, 2009 included elsewhere in this report. These total 122,000 options granted to Messrs. Dammeyer, Palmer and Wonish and to Dr. Rector were rescinded in November 2008.

(3)
Mr. Palmer was paid $20,000 for assisting in the establishment and development of the audit committee and for his involvement and assistance to the chief executive officer in finalizing the hedging instrument with BP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of EnerJex’s knowledge, about the ownership of EnerJex’s common stock on July 14, 2009 relating to those persons known to beneficially own more than 5% of EnerJex’s capital stock and by EnerJex’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 4,443,512 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 14, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnerJex’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
C. Stephen Cochennet, President & Chief Executive Officer(3)	600,000	(4)	12.5%
Dierdre P. Jones, Chief Financial Officer	20,000		*
Robert (Bob) G. Wonish, Director(3)	40,000	(5)	*
Darrel G. Palmer, Director(3)	40,000	(5)	*
Daran G. Dammeyer, Director(3)	44,102	(5)	*
Dr. James W. Rector, Director(3)	-0-		*

Directors and Officers as a Group			15.6%

West Coast Opportunity Fund LLC(6) West Coast Asset Management, Inc. Paul Orfalea, Lance Helfert & R. Atticus Lowe 2151 Alessandro Drive, #100 Ventura, CA 93001	1,000,000		22.5%
Enable Growth Partners L.P.(7) Enable Capital Management, LLC Mitchell S. Levine One Ferry Building, Suite 225 San Francisco, CA 94111	353,800		8.7%

*	Represents beneficial ownership of less than 1%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of EnerJex Resources: Corporate Woods 27, Suite 350, 10975 Grandview Drive, Overland Park, Kansas 66210.
(4)	Includes 200,000 options, exercisable at $6.25 per share through May 3, 2011.
(5)	Includes 40,000 options, exercisable at $6.25 per share through May 3, 2011.
(6)
Based on a Schedule 13D filed with the SEC on February 13, 2009, the investment manager of West Coast Opportunity Fund, LLC (“WCOF”) is West Coast Asset Management (“WCAM”).  WCAM has the authority to take any and all actions on behalf of WCOF, including voting any shares held by WCOF.  Paul Orfalea, Lance Helfert and R. Atticus Lowe constitute the Investment Committee of WCOF.  Messrs. Orfalea, Helfert and Lowe disclaim beneficial ownership of the shares.

(7)
Based on a Schedule 13G/A filed with the SEC on February 11, 2009, Enable Capital Management, LLC, as general and investment manager of Enable Growth Partners L.P. and other clients, may be deemed to have the power to direct the voting or disposition of shares of common stock held by Enable Growth Partners L.P. (353,800 shares of common stock) and other clients (285,040 shares of common stock).  Therefore, Energy Capital Management, LLC, as Enable Growth Partners L.P.’s and those other accounts’ general partner and investment manager, and Mitchell S. Levine, as managing member and majority owner of Enable Capital Management, LLC, may be deemed to beneficially own the shares of common stock owned by Enable Growth Partners L.P. and such other accounts.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	438,500	$6.30	761,500
Equity compensation plans not approved by stockholders	—	—	—
Total	438,500	$6.30	761,500

On May 4, 2007, we granted a non-qualified option to C. Stephen Cochennet for all 200,000 options available under our 2000 Stock Option and Incentive Plan.

As of March 31, 2009, we have granted 254,330 non-qualified options under our 2002-2003 Stock Option Plan at prices ranging from $6.25 to $6.30 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions that have occurred during this fiscal year to which we were a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($93,280); and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Our board of directors has affirmatively determined that Messrs. Wonish, Dammeyer, Palmer and Dr. Rector are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide. Mr. Palmer is not eligible to serve on our Audit Committee pursuant to Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

Weaver & Martin, LLC served as our principal independent public accountants for fiscal 2009 and 2008 years. Aggregate fees billed to us for the fiscal years ended March 31, 2009 and 2008 by Weaver & Martin, LLC were as follows:

	For the Fiscal Years Ended March 31,
	2009	2008

Audit Fees(1)	$56,000	$105,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	10,000	13,000
All Other Fees(4)	19,718	-0-
Total fees paid or accrued to our principal accountant	$85,718	$118,000

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

(3)	Tax fees consist of fees related to the preparation and review of the Company’s federal and state income tax returns.
(4)	Other fees include fees related to the preparation and review of the Form S-1 Registration Statement.

Audit Committee Policies and Procedures

Our Audit Committee pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. The members of the Audit Committee then make a determination to approve or disapprove the engagement of Weaver & Martin for the proposed services. In fiscal 2009, all fees paid to Weaver & Martin were unanimously pre-approved in accordance with this policy.

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

Report Of The Audit Committee Of The Board

          The Company’s management is responsible for preparing our financial statements and ensuring they are complete and accurate and prepared in accordance with generally accepted accounting principles. Weaver & Martin, LLC, our independent registered public accounting firm, is responsible for performing an independent audit of our consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles.

The Audit Committee has reviewed and discussed with our management the audited financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“10-K”).

The Audit Committee has also reviewed and discussed with Weaver & Martin, LLC the audited financial statements in the 10-K. In addition, the Audit Committee discussed with Weaver & Martin, LLC those matters required to be discussed by the Statement on Auditing Standards No. 61, as amended. Additionally, Weaver & Martin, LLC provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee also discussed with Weaver & Martin, LLC its independence from the Company.

Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s 10-K for filing with the United States Securities and Exchange Commission.

Submitted by the following members of the Audit Committee:

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

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)

10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12(c)	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14
Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)

10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc.
10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated June 24, 2009 and effective March 31, 2009
23.2	Consent of Weaver & Martin, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet, Chief Executive Officer

Date: July 14, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Dierdre P Jones
Dierdre P Jones, Chief Financial Officer

Date: July 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. Stephen Cochennet	President, Chief Executive Officer,	July 14, 2009
C. Stephen Cochennet	(Principal Executive Officer),
Secretary, Chairman

/s/ Dierdre P Jones	Chief Financial Officer	July 14, 2009
Dierdre P. Jones

/s/ Robert G. Wonish	Director	July 14, 2009
Robert G. Wonish

/s/ Daran G. Dammeyer	Director	July 14, 2009
Daran G. Dammeyer

/s/ Darrel G. Palmer	Director	July 14, 2009
Darrel G. Palmer

/s/ Dr. James W. Rector	Director	July 14, 2009
Dr. James W. Rector

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
EnerJex Resources, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of EnerJex Resources, Inc. as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerJex Resources, Inc. as of March 31, 2009 and 2008 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/

Weaver & Martin, LLC
Kansas City, Missouri
July 9, 2009

EnerJex Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2009	2008

Assets
Current assets:
Cash	$127,585	$951,004
Accounts receivable	462,044	227,055
Prepaid debt issue costs	45,929	157,191
Deposits and prepaid expenses	263,383	176,345
Total current assets	898,941	1,511,595

Fixed assets	365,019	185,299
Less: Accumulated depreciation	63,988	30,982
Total fixed assets	301,031	154,317

Other assets:
Prepaid debt issue costs	-	157,191
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	31,183	62,216
Properties subject to amortization	6,449,023	8,982,510
Total other assets	6,480,206	9,201,917
Total assets	$7,680,178	$10,867,829

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,016,168	$416,834
Accrued liabilities	87,811	70,461
Notes payable	-	965,000
Deferred payments from Euramerica development	-	251,951
Long-term debt, current	1,723,036	412,930
Total current liabilities	2,827,015	2,117,176

Asset retirement obligation	803,624	459,689
Convertible note payable	25,000	25,000
Long-term debt, net of discount of $596,108	7,818,163	6,831,972
Total liabilities	11,473,802	9,433,837
Contingencies and commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –4,443,512 at March 31, 2009 and 4,440,651 at March 31, 2008	4,444	4,441
Paid in capital	8,932,906	8,853,457
Retained (deficit)	(12,730,974)	(7,423,906)
Total stockholders’ equity (deficit)	(3,793,624)	1,433,992

Total liabilities and stockholders’ equity (deficit)	$7,680,178	$10,867,829

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Fiscal Years Ended
	March 31,
	2009	2008

Oil and natural gas revenues	$6,436,805	$3,602,798

Expenses:
Direct operating costs	2,637,333	1,795,188
Depreciation, depletion and amortization	911,293	935,330
Impairment of oil and gas properties	4,777,723	-
Professional fees	1,320,332	1,226,998
Salaries	849,340	1,703,099
Administrative expense	1,392,645	887,872
Total expenses	11,888,666	6,548,487

Loss from operations	(5,451,861)	(2,945,689)

Other income (expense):
Interest expense	(882,426)	(792,448)
Loan interest accretion	(2,814,095)	(1,089,798)
Gain on liquidation of hedging instrument	3,879,050	-
Other Gain/(Loss)	(37,736)	-

Total other income (expense)	144,793	(1,882,246)

Net income - (loss)	$(5,307,068)	$(4,827,935)

Weighted average shares outstanding - basic	4,443,249	4,284,144

Net income (loss) per share - basic	$(1.19)	$(1.13)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Par Value	Owed but not issued	Paid in Capital	Retained Deficit		Total Stockholders’ Equity (Deficit)

Balance, April 1, 2007	2,635,731	$2,636	$3	$2,548,742	$	(2,595,971)	$(44,590)

Stock sold	1,800,000	1,800	-	4,311,956		-	4,313,756
Stock issued for services	1,920	2	-	14,998		-	15,000
Previously authorized but unissued stock	3,000	3	(3)	-		-	-
Stock options issued for services	-	-	-	1,977,761		-	1,977,761
Net (loss) for the year	-	-	-	-		(4,827,935)	(4,827,935)
Balance, March 31, 2008	4,440,651	4,441	-	8,853,457		(7,423,906)	1,433,992

Stock options issued for services	-	-	-	67,452		-	67,452
Stock issued for services	2,182	2	-	11,998		-	12,000
Stock issued in reverse stock split	679	1	-	(1)		-	-
Net loss for the year	-	-	-	-		$(5,307,068)	(5,307,068)
Balance, March 31, 2009	4,443,512	$4,444	$-	$8,932,906	$	(12,730,974)	$(3,793,624)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(5,307,068)	$(4,827,935)
Depreciation and depletion	950,357	935,330
Debt issue cost amortization	157,191	152,453
Stock and options issued for services	79,452	1,992,761
Accretion of interest on long-term debt discount	2,814,095	1,089,798
Accretion of asset retirement obligation	60,864	30,331
Impairment of oil & gas properties	4,777,723	-
Adjustments to reconcile net (loss) to cash used in operating activities:
Accounts receivable	(234,989)	(222,917)
Notes and interest receivable	-	10,300
Deposits and prepaid expenses	24,224	(169,672)
Accounts payable	599,334	374,535
Accrued liabilities	17,350	(25,429)
Deferred payment from Euramerica for development	(251,951)	251,951
Cash used in operating activities	3,686,582	(408,494)

Cash flows from investing activities
Purchase of fixed assets	(204,200)	(149,799)
Additions to oil & gas properties	(3,123,003)	(9,530,321)
Sale of oil & gas properties	300,000	300,000
Note and interest receivable from officer	-	23,100
Proceeds from sale of vehicle		-
Cash used in investing activities	(3,027,203)	(9,357,020)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net	(965,000)	615,000
Proceeds from sales of common stock	-	4,313,756
Debt issue costs		(466,835)
Borrowings on long-term debt	11,274,843	6,344,816
Payments on long-term debt	(11,792,641)	(189,712)
Cash provided from financing activities	(1,482,798)	10,617,025

Increase (decrease) in cash and cash equivalents	(823,419)	851,511
Cash and cash equivalents, beginning	951,004	99,493
Cash and cash equivalents, end	$127,585	$951,004

Supplemental disclosures:
Interest paid	$768,053	$733,972
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services	$-	$280,591

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

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of March 31, 2009 and 2008, no income tax expense had been incurred.

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

For the year ended March 31, 2009 and 2008, there were 513,500 and 533,500, respectively, of potentially issuable shares of common stock pursuant to outstanding stock options and warrants.  These have been excluded from the denominator of the diluted earnings per share computation, as their effect would be anti-dilutive.

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

We use the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which we are entitled based on our interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to us will not be sufficient to enable the under-produced owner to recoup its entitled share through production. No receivables are recorded for those wells where we have taken less than our share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows in the supplemental oil and gas disclosures.  There was no imbalance at March 31, 2009 and 2008.

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

Major Purchasers

For the years ended March 31, 2009 and 2008 we sold all of our natural gas production to one purchaser. We sold all of our oil production to one purchaser during fiscal 2009 and to a single, but different purchaser in fiscal 2008.

Recent Issued Accounting Standards

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings, equity and asset sales, and other strategic initiatives to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Stock Transactions

Stock transactions in fiscal 2009:

We issued 2,182 shares of common stock to a Director and chairman of our Audit Committee for services over the next year. For the year ended March 31, 2009, we recorded director compensation in the amount $13,000.

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

2000-2001 Stock Option Plan

The Board of Directors approved a stock option plan and our stockholders ratified the plan on September 25, 2000.  The total number of options that can be granted under the plan is 200,000 shares.  At March 31, 2009, we had granted 200,000 non-qualified options under this plan.

Stock Option Plan

On May 4, 2007, we amended and restated the EnerJex Resources, Inc. Stock Option Plan to rename the plan and to increase the number of shares issuable under the plan to 1,000,000.  Our stockholders approved this plan in September of 2007.  At March 31, 2009 we had granted 238,500 non-qualified options under this plan.

Option transactions in fiscal 2008:

The unvested option issued in the year ended March 31, 2007, was unexercised and cancelled in accordance with a separation agreement.  We recognized the remaining expense ($61,187) relating to the options in the year ended March 31, 2008.

We granted 458,500 options in the year ended March 31, 2008.  30,000 of the options were for services earned over a one-year period.  We measured the compensation cost of the options based on the vesting and the market value as determined by the Black-Scholes pricing model.

For the year ended March 31, 2008, we included as expense $1,977,761 relating to the value of vested options.

The fair value of each option award was estimated on the date of grant using the assumptions noted in the following table.  Volatility is based on the historical volatility of stock trading, expected term was the estimated exercise period, risk free rate was the rate of a U.S. Treasury instrument of the time period in which the options would be outstanding, and dividend rate was estimated to be zero as we cannot assume that there will be any future dividends.

Weighted average expected volatility	101%
Weighted average expected term (in years)	3.95
Weighted average expected dividends	0%
Weighted average risk free rate	4.42%

The weighted average grant date fair value of the options granted in the year ended March 31, 2009 was $4.35.

In the year ended March 31, 2008, we granted warrants to purchase 75,000 shares of our common stock as partial payment for services rendered in connection with our financing activities. The warrants have an exercise price of $3.00 and expire on April 11, 2010. The fair value of the warrants based on the Black-Scholes pricing model totaled $280,591 (approximately $3.75 per warrant). The following assumptions were used in the valuation: stock price-$1.00; exercise price-$0.60; life- 3 years; volatility- 106%; yield-4.66%. We have included the value of the warrants with the loan and equity transaction costs (See Note 5).

Option transactions in fiscal 2009:

We cancelled 20,000 options in accordance with the provisions regarding terminations in the Stock Option Plan.

At March 31, 2009, we included as expense $66,456 relating to the options that were for services earned over a one-year period.

A summary of stock options and warrants is as follows:
	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding April 1, 2007	60,000	$6.25	-
Granted	458,500	6.30	75,000	$3.00
Cancelled	(60,000)	(6.25)	-	-
Exercised	-	-	-	-
Outstanding March 31, 2008	458,500	$6.30	75,000	$3.00
Granted	-	-	-	-
Cancelled	(20,000)	(6.25)	-	-
Exercised	-	-	-	-
Outstanding March 31, 2009	438,500	$6.30	75,000	$3.00

Note 4 – Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation at April 1, 2007	$23,908
Liabilities incurred during the period	405,450
Liabilities settled during the period	-
Accretion	30,331
Asset retirement obligations, March 31, 2008	459,689
Liabilities incurred during the period	283,071
Liabilities settled during the period	-
Accretion	60,864
Asset retirement obligations, March 31, 2009	$803,624

Note 5 - Long-Term Debt

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations and interim adjustments.  The initial borrowing base was set at $10.75 million and was reduced to $7.428 million following the liquidation of the BP hedging instrument.  The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We had borrowings $7.328 million outstanding at March 31, 2009.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at March 31, 2009.

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

The Debentures originally had a three-year term, maturing on March 31, 2010, and bear interest at a rate equal to 10% per annum. Interest is payable quarterly in arrears on the first day of each succeeding quarter. We may pay interest in either cash or registered shares of our common stock. The Debentures have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million for each item.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the fiscal year ended March 31, 2009 was $2,814,095 and $1,089,798 for the fiscal year ended March 31, 2008.  Of the $2,814,095 interest accreted during the period ended March 31, 2009, $2,112,267 relates to the redemption of $6.3 million of the Debentures. The remaining amount of interest to accrete in future periods is $596,108 as of March 31, 2009.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the twelve month period ended March 31, 2009 was $268,453.  Of this amount, $195,559 was expensed upon the redemption of $6.3 million of the Debentures. The remaining debt issue costs totaling $45,929 will be expensed in the fiscal year ended March 31, 2010.

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

Convertible and Other Long-Term Debt

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

Long-term debt consists of the following at March 31, 2009:

Credit Facility	$7,328,000

Debentures	2,700,000
Unaccreted discount	(596,108)
Debentures, net of unaccreted discount	2,103,892

Vehicle notes payable	109,307
Total long-term debt	9,541,199
Less current portion	(1,723,036)
Long-term debt	$7,818,163

Principal amounts are due on long-term and convertible debt as follows: Year ended March 31, 2010 -$1,723,036, March 31, 2011 -$8,377,636, March 31, 2012 -$25,243, March 31, 2013 -$16,044, March 31, 2014 -$13,171 and thereafter-$7,177.

Note 6 – Oil & Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, whereby we agreed to advance $4.0 million to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in the Black Oaks Project.  We will maintain our 95% working interest until “payout”, at which time the MorMeg 5% carried working interest will be converted to a 30% working interest and our working interest becomes 70%. Payout is generally the point in time when the total cumulative revenue from the project equals all of the project’s development expenditures and costs associated with funding. Through an additional extension, we have until December 31, 2009 to contribute additional capital toward the Black Oaks Project development. If we elect not to contribute further capital to the Black Oaks Project prior to the project’s full development while it is economically viable to do so, or if there is more than a thirty day delay in project activities due to lack of capital, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The extension will have no force and effect, however, upon a material default by EnerJex under the Credit Facility. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains.

In August of 2007, we entered into a development agreement with Euramerica Energy, Inc., or Euramerica, to further the development and expansion of the Gas City Project, which included 6,600 acres, whereby Euramerica contributed $524,000 in capital toward the project. Euramerica was granted an option to purchase this project for $1.2 million with a requirement to invest an additional $2.0 million for project development by August 31, 2008. We were the operator of the project at a cost plus 17.5% basis. We received $600,000 of the $1.2 million purchase price and $500,000 of the $2.0 million development funds.  We have recorded a reduction of $600,000 to our oil & gas properties using full-cost accounting subject to amortization as of the year ended March 31, 2009.  In January 2009, Euramerica failed to fully fund both the balance of the purchase price and the remaining development capital owed under the agreements between us and Euramerica.  Therefore, Euramerica has forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica's interest in the property reverts back to us.  In addition, all operating agreements between us and Euramerica relating to the Gas City Project are null and void.  We drilled 22 wells on behalf of Euramerica under the development agreement. We are currently exploring options to sell or further develop the Gas City Project through joint venture partnerships or other opportunities.  The gas project remains shut in.

We recorded a non-cash impairment of $4,777,723 to the carrying value of our proved oil and gas properties during the fiscal year ended March 31, 2009. The impairment is primarily attributable to lower prices for both oil and natural gas at December 31, 2008. The charge results from the application of the “ceiling test” under the full cost method of accounting. Under full cost accounting requirements, the carrying value may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. A ceiling test charge occurs when the carrying value of the oil and gas properties exceeds the full cost ceiling.

Note 7 – Related party transactions

In August 2008, we paid $20,000 to a non-employee director and former member of the audit committee for assisting in the establishment and development of the audit committee and for his involvement and assistance to the chief executive officer in finalizing the hedging instrument with BP.

Note 8 – Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013.  Future minimum payments are $71,180 for the year ending March 31, 2010.

Note 9 – Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to different treatment between book and tax bases. At March 31, 2009, there is approximately $8,100,000 of net operating loss carry-forwards expiring in 2021-2023.  The net deferred tax is as follows:

	March 31, 2009	March 31, 2008
Non-current deferred tax asset:
Impaired oil & gas costs and long-lived assets	$1,864,700	$312,800
Net operating loss carry-forward	2,754,600	2,429,900
Valuation allowance	(4,619,300)	(2,742,700)
Total deferred tax net	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2009	March 31, 2008
Statutory tax rate	34%	34%
Equity based compensation	(1)%	(15)%
Oil & gas costs and long-lived assets	(29)%	1%
Change in valuation allowance	(4)%	(20)%
Effective tax rate	0%	0%

Note 10 – Subsequent Events

In April and May of 2009, we retired $450,000 of the $2.7 million Debentures that were outstanding at March 31, 2009, leaving a remaining balance of $2.25 million as of the date of this report.

Subsequent to year-end, we amended the Debentures to extend the maturity date to September 30, 2010, to allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of EnerJex’s common stock.  See Note 5.

We have made Borrowing Base Reduction payments of $200,000 on our Credit Facility.

Note 11 – Supplemental Oil and Natural Gas Reserve Information (Unaudited)

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

	March 31, 2009	March 31, 2008
Production revenues	$6,436,805	$3,602,798
Production costs	(2,637,333)	(1,795,188)
Depletion and depreciation	(892,871)	(913,224)
Results of operations for producing activities	$2,906,601	$894,386

Capitalized costs of oil and natural gas producing properties

The Company’s aggregate capitalized costs related to oil and natural gas producing activities are as follows:

	March 31, 2009	March 31, 2008
Proved	$8,566,979	$10,207,596
Unevaluated and unproved	31,183	62,216
Accumulated depreciation and depletion	(1,817,956)	(925,086)
Sale of properties	(300,000)	(300,000)
Net capitalized costs	$6,480,206	$9,044,726

Unproved and unevaluated properties are not included in the full-cost pool and are therefore not subject to depletion or depreciation. These assets consist primarily of leases that have not been evaluated. We will continue to evaluate our unproved and unevaluated properties; however, the timing of such evaluation has not been determined.

Capitalized costs incurred for oil and natural gas producing activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	March 31, 2009	March 31, 2008
Acquisition of proved and unproved properties	$123,040	$4,352,040
Development costs	2,999,963	5,178,281
Exploration costs	-	-
Total	$3,123,003	$9,530,321

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

	March 31, 2009		March 31, 2008
	Gas-mcf	Oil-stb	Gas-mcf	Oil-stb
Proved reserves:
Revisions of previous estimates	(394,732)	(14,575)	-	-
Purchase of minerals in place	-	53,280	418,959	347,228
Extensions and discoveries	-		-	1,068,683
Production	(6,465)	(74,289)	(17,762)	(43,697)
Total	-	1,336,630	401,197	1,372,214

Proved developed reserves at the end of the period:

Gas- mcf	Oil – stb
March 31, 2009	March 31, 2009
-	524,980

Gas- mcf	Oil stb
March 31, 2008	March 31, 2008
401,197	861,240

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below. The standardized measure of future cash flows as of March 31, 2009 and 2008 is calculated using a price per Mcf of gas of $0 and $7.479, respectively and a price for oil of $42.65 and $94.53, respectively. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves.  These costs are based on year-end cost levels.  Future income taxes are based on year-end statutory rates.  The future net cash flows are reduced to present value by applying a 10% discount rate.  The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and gas properties.

	March 31, 2009	March 31, 2008
Future production revenue	$57,007,970	$132,457,459
Future production costs	(24,732,440)	(39,629,625)
Future development costs	(9,584,500)	(18,827,013)
Future cash flows before income taxes	22,691,030	74,000,821
Future income taxes	-	(19,241,954)
Future net cash flows	22,691,030	54,758,867
10% annual discount for estimating of future cash flows	(12,061,690)	(26,558,364)
Standardized measure of discounted net cash flows	$10,629,340	$28,200,503

Changes in Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2009	March 31, 2008
Balance beginning of year	$28,200,503	$-
Sales, net of production costs	(5,697,410)	(1,777,278)
Net change in pricing and production costs	(31,927,063)	-
Net change in future estimated development costs	9,220,510	-
Purchase of minerals in place	136,190	8,124,394
Extensions and discoveries	518,297	21,853,387
Revisions	(1,089,039)	-
Accretion of discount	(143,477)	-
Change in income tax	11,410,829	-
Balance end of year	$10,629,340	$28,200,503