Form 10-Q
period 2009-06-30
EnerJex Resources, Inc.
filed 2009-08-19
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2009 was 4,443,512 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q
TABLE OF CONTENTS

I

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$49,983	$127,585
Accounts receivable	487,124	462,044
Prepaid debt issue costs	34,478	45,929
Deferred and prepaid expenses	257,381	263,383
Total current assets	828,966	898,941

Fixed assets	422,634	365,019
Less: Accumulated depreciation	83,218	63,988
Total fixed assets	339,416	301,031

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	35,577	31,183
Properties subject to amortization	6,374,174	6,449,023
Total other assets	6,409,751	6,480,206
Total assets	$7,578,133	$7,680,178
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$952,103	$1,016,168
Accrued liabilities	79	87,811
Deferred payments - development	50,000	-
Long term debt, current	532,238	1,723,036
Total current liabilities	1,534,420	2,827,015

Asset retirement obligation	826,603	803,624

Convertible note payable	25,000	25,000
Long-term debt, net of discount	8,545,999	7,818,163
Total liabilities	9,397,602	11,473,802
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding		-
Common stock, $0.001 par value, 100,000,000 shares authorized shares issued and outstanding – 4,443,512 at June 30, 2009 and
at March 31, 2009	4,444	4,444
Common stock owed but not issued	5	-
Paid-in capital	8,936,442	8,932,906
Retained (deficit)	(12,294,780)	(12,730,974)
Total stockholders’ equity (deficit)	(3,353,889)	(3,793,624)

Total liabilities and stockholders’ equity	$7,578,133	$7,680,178

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended
	June 30,
	2009	2008

Oil and natural gas revenues	$1,395,062	$1,690,086

Expenses:
Direct operating costs	428,310	714,534
Depreciation, depletion and amortization	156,290	370,190
Professional fees	98,685	143,678
Salaries	153,735	217,487
Administrative expense	214,121	258,785
Total expenses	1,051,141	1,704,674

Income (loss) from operations	343,921	(14,588)

Other income (expense):
Interest expense	(178,838)	(274,386)
Loan interest accretion	(135,389)	(342,826)
Gain on repurchase of debentures	406,500	-
Total other income (expense)	92,273	(617,212)

Net income (loss)	$436,194	$(631,800)

Weighted average number of
common shares outstanding basic and diluted	4,443,512	4,441,754

Net income (loss) per share - basic	$0.10	$(0.14)

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	June 30,
	2009	2008
Cash flows (used in) / provided from operating activities
Net income (loss)	$436,194	$(631,800)
Depreciation and depletion	163,830	435,618
Debt issue cost amortization
Accretion of interest on long-term debt discount	135,389	382,124
Principal increase on debentures	141,631	-
Shares issued for interest on debentures	3,541	-
Accretion of asset retirement obligation	18,698	13,544
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Accounts and notes receivable	(25,080)	(803,333)
Prepaid expenses	17,453	(202,109)
Accounts payable	(64,065)	1,185,685
Accrued liabilities	(87,732)	223,267
Deferred payments - development	50,000	(251,951)
Net cash (used in) / provided from operating activities	789,859	351,045

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	(57,615)	(58,626)
Additions to oil and gas properties	(69,864)	(948,937)
Sale of oil & gas properties	-	300,000
Net cash (used in) / provided from investing activities	(127,479)	(707,563)

Cash flows (used in) / provided from financing activities
Payments received on notes receivable	-	523,442
Payments on long term debt	(778,788)	(73,567)
Borrowings on long-term debt	38,806	-
Net cash (used in) / provided from financing activities	(739,982)	449,875

Net increase (decrease) in cash	(77,602)	93,357
Cash - beginning	127,585	951,004
Cash - ending	$49,983	$1,044,361

Supplemental disclosures:
Interest paid	$70,122	$39,073
Income taxes paid	-	-

Non-cash transactions
Principal increase on debentures	$141,631	$-
Shares issued for interest on debentures	3,541	-
Asset retirement obligation	4,281	84,400

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1- Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended March 31, 2009.

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc. and DD Energy, Inc. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Going Concern

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

 Note 3 - Stock Options and Warrants

 A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2009	438,500	$6.30	75,000	$3.00
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2009	438,500	$6.30	75,000	$3.00

Subsequent to June 30, 2009, upon advice and recommendation by the governing, compensation and nominating committee (“GCNC”) of the Board of Directors, we exchanged all of the outstanding stock options for 109,700 shares of twelve-month restricted common stock.  See Note 8.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2009	$803,624
Liabilities incurred during the period	4,281
Liabilities settled during the period	-
Accretion	18,698
Asset retirement obligations, June 30, 2009	$826,603

Note 5 - Long-Term Debt

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  A borrowing base redetermination was completed by Texas Capital Bank subsequent to June 30, 2009.  See Note 8. The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all $7 million of our available borrowing base as of June 30, 2009.

           Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at June 30, 2009.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter beginning with the quarter ended September 30, 2008 to maintain a minimum ratio of EBITDA to senior funded debt.    We were in compliance with two of these three technical covenants at June 30, 2009 and were able to obtain a waiver of default from Texas Capital Bank on the current assets to current liabilities ratio on that date.

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 are subordinated to the Credit Facility.

Debentures

On April 11, 2007, we entered into a Securities Purchase Agreement, Registration Rights Agreements, Senior Secured Debentures, a Pledge and Security Agreement, a Secured Guaranty, and other related agreements (the “Financing Agreements”) with the “Buyers” of a new series of senior secured debentures (the “Debentures”). Under the terms of the Financing Agreements, we agreed to sell Debentures for a total purchase price of $9.0 million. In connection with the purchase, we agreed to issue to the Buyers a total of 1,800,000 shares. The first closing occurred on April 12, 2007 with a total of $6.3 million in Debentures being sold and the remaining $2.7 million closing on June 21, 2007. Effective July 7, 2008, we redeemed an aggregate principal amount of $6.3 million of the Debentures. We also amended the remaining $2.7 million of aggregate principal Debentures to, among other things, permit the indebtedness under our Credit Facility, subordinate the security interests of the debentures to the Credit Facility, provide for the redemption of the remaining Debentures with the net proceeds from any next debt or equity offering and eliminate the covenant to maintain certain production thresholds.

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the three month period ended June 30, 2009 was $135,389. The remaining amount of interest to accrete in future periods is $460,719 as of June 30, 2009.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the three month period ended June 30, 2009 was $11,451.  The remaining debt issue costs totaling $34,478 will be expensed in the fiscal year ended March 31, 2010.

The Debentures originally had a three-year term, maturing on March 31, 2010, and an interest  rate equal to 10% per annum.  We further amended the Debentures in June 2009 to extend the maturity date to September 30, 2010, to allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of our common stock.  The conversion price on or before May 31, 2010 is equal to $3.00 per share. From June 1, 2010 through the maturity date, assuming the Debentures have not been redeemed, the conversion price per share shall be computed as 100.0% of the arithmetic average of the weighted average price of the common stock on each of the thirty (30) consecutive Trading Days immediately preceding the conversion date.

Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 10% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 12.5% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to and additional 2.5% of the quarterly interest payment due.  As of June 30, 2009, we recorded additional principal on the Debentures of $141,631 and common stock of $3,541.

The Debentures have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.  During the quarter ended June 30, 2009, we repurchased $450,000 of the Debentures.

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we were obligated to register 1,000,000 of the shares issued under the Financing Agreements. These shares were registered effective December 24, 2008.

Convertible and Other Long-Term Debt

We have financed the purchase of vehicles through banks.  The notes range from four to seven years and the weighted average interest is 7.20% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at June 30, 2009:

Credit Facility	$7,005,500

Debentures	2,391,631
Unaccreted discount	(460,719)
Debentures, net of unaccreted discount	1,930,912

Vehicle notes payable	141,825
Total long-term debt	9,078,237
Less current portion	(532,238)
Long-term debt	$8,545,999

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

 Note 7 - Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013.  Future minimum payments are $47,750 for the remainder of the year ending March 31, 2010.

Note 8 - Subsequent Events

On August 3, 2009, upon advice and recommendation by the GCNC of EnerJex, we exchanged all of the outstanding options to purchase shares of the Corporation’s common stock for shares of twelve-month restricted common stock of the Corporation to be issued pursuant to the terms of the EnerJex Resources, Inc. Stock Incentive Plan.  All of the 438,500 stock options outstanding on August 3, 2009 were exchanged for 109,700 shares of restricted common stock valued at $109,700.

Also on August 3, 2009, we awarded 211,050 shares of twelve-month restricted common stock of the Corporation valued at $211,500 to be issued pursuant to the terms of the EnerJex Resources, Inc. Stock Incentive Plan for the following:  151,750 shares to employees as incentive compensation (with such shares being issued on August 4, 2010 assuming each employee remains employed by us through such date); and 59,300 shares to EnerJex’s named executives and independent directors as compensation related to options rescinded in the prior fiscal year.

In addition, on August 3, 2009, we issued 150,000 shares of restricted common stock (valued at $150,000) to vendors in satisfaction of certain outstanding balances payable to them and 32,000 shares of restricted common stock (valued at $32,000) to the four non-employee directors in lieu of cash compensation for board retainers for the period from July 1, 2009 through September 30, 2009.

Effective August 18, 2009, the Credit Facility with Texas Capital Bank was amended to implement a minimum interest rate of five (5.0%); establish minimum volumes to be hedged by September 15, 2009 of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced; and reduce the borrowing base to $6,986,500.  Additionally, the borrowing base will be automatically reduced by $100,000 on the first day of each month by a Monthly Borrowing Base Reduction (MBBR) beginning September 1, 2009.  The borrowing base as well as the MBBR are scheduled to be redetermined beginning in November 2009.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Since the beginning of fiscal 2008, we have deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells, 65 water injection wells, and 3 dry holes). Our estimated total proved PV 10 (present value) of reserves as of March 31, 2009 was $10.63 million, versus $39.6 million as of March 31, 2008.  We developed estimated total proved reserves to 1.3 million barrels of oil equivalent, or BOE, as of March 31, 2009.  Though total estimated proved reserves were comparable at March 31, 2009 and 2008; 1.3 million and 1.4 million BOE, respectively, the PV10 declined dramatically due to the estimated average price of oil at March 31, 2009 of $42.65 versus $94.53 at March 31, 2008.  Of the 1.3 million BOE of total estimated proved reserves, approximately 39% are proved developed and approximately 61% are proved undeveloped. The proved developed reserves consist of 82% proved developed producing reserves and 18% proved developed non-producing reserves.

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

In response to economic conditions and capital market constraints, we have recently begun to explore and evaluate various strategic initiatives that would allow us to continue our plans to grow production and reserves in the mid-continent region of the United States. Initiatives include creating joint ventures to further develop current leases, restructuring current debt, as well as evaluating other options ranging from capital formation to some type of business combination.  We are continually evaluating oil and natural gas opportunities in Eastern Kansas and are also in various stages of discussions with potential joint venture (“JV”) partners who would contribute capital to develop leases we currently own or would acquire for the JV. We recently entered into one such opportunity on the Brownrigg lease in Linn County, Kansas.  This economic strategy is anticipated to allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.  However, there can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

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

On March 23, 2009 we received a Monthly Commitment Notice from Texas Capital Bank following the February 2009 borrowing base redetermination requiring a $200,000 Borrowing Base Reduction payment on or before April 1, 2009.  This reduction was in response to decreased oil commodity prices. Notices in April, May and June of 2009 called for $200,000 monthly payments as well.  We have made payments totaling $482,000 of the $600,000 towards the Monthly Borrowing Base Reduction (MBBR) requests.  .  Though we have paid less than the total MBBR requested, as of the date of this report, we have not received a default notification from Texas Capital Bank.  Subsequent to the quarter ended June 30, 2009 the borrowing base was determined to be $6,986,500 and MBBR’s of $100,000 will be required beginning September 1, 2009.  See Note 8 to the Condensed Consolidated Financial Statements.

In April and May of 2009, we repurchased $450,000 of the subordinated debentures.  The principal balance remaining as of June 30, 2009 is approximately $2.39 million. These debentures mature on September 30, 2010.

Results of Operations for the Three Months Ended June 30, 2009 and 2008 compared.

Income:

	Three Months Ended June 30,		Increase / (Decrease)
	2009	2008	$
Oil and natural gas revenues	$1,395,062	$1,690,086	$(295,024)

Revenues

Oil and natural gas revenues for the three months ended June 30, 2009 were $1,395,062 compared to revenues of $1,690,086 in the three months ended June 30, 2008. The decrease in the three month revenues is due to the low price of oil and natural gas during the quarter ended June 30, 2009 as compared to June 30, 2008 despite relatively consistent sales volumes.  The average price per barrel of oil, net of transportation costs, sold during the three months ended June 30, 2009 was $77.89 compared to $100.51 during the three months ended June 30, 2008.

Expenses:

	Three Months Ended June 30,		Increase / (Decrease)
	2009	2008	$
Production expenses:
Direct operating costs	$428,310	$714,534	$(286,224)
Depreciation, depletion and amortization	156,290	370,190	(213,900)
Total production expenses	584,600	1,084,724	(500,124)

General expenses:
Professional fees	98,685	143,678	(44,993)
Salaries	153,735	217,487	(63,752)
Administrative expense	214,121	258,785	(44,664)
Total general expenses	466,541	619,949	(153,409)
Total production and general expenses	1,051,141	1,704,674	(653,533)

Other income (expense):
Interest expense	(178,838)	(274,386)	(95,548)
Loan interest accretion expense	(135,389)	(342,826)	(207,437)
Gain on repurchase of debentures	406,500	-	(406,500)
Total other income (expense)	92,273	(617,212)	(709,485)

Net income (loss)	$436,194	$(631,800)	$1,067,994

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2009 were $428,310 compared to $714,534 for the three months ended June 30, 2008. The decrease in the current three month period over the prior three month period results from personnel and cost reductions implemented to offset declining oil and natural gas prices. Direct operating costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

 Depreciation, depletion and amortization (DD&A) for the three months ended June 30, 2009 was $156,290 compared to $370,190 for the three months ended June 30, 2008.  The decrease was primarily a result of the lower cost per barrel of depletion of oil reserves.  The rate of depletion was $12.07 per barrel for the three month ended March 31, 2009 as compared to $19.83 per barrel for the three month ended March 31, 2008.

Professional Fees

Professional fees for the three months ended June 30, 2009 were $98,685 compared to $143,678 for the three months ended June 30, 2008.  The decrease results primarily from reduced legal fees.   Other payments for services rendered in connection with acquisition and financing activities, our audit, and consulting fees are recorded as professional fees and remained relatively constant between the two fiscal quarters.

 Salaries

Salaries for the three months ended June 30, 2009 were $153,735 compared to $217,487 for the three months ended June 30, 2008, reflecting a reduction in personnel levels between quarters.

Administrative Expense

Administrative expense for the three months ended June 30, 2009 were $214,121 compared to $258,785 in the three months ended June 30, 2008, primarily reflecting cost reduction measures.

 Interest expense

Interest expense for the three months ended June 30, 2009 was $178,838 as compared to $274,386. Interest expense was primarily related to our debentures and our Credit Facility.  See Note 5 to our Condensed Consolidated Financial Statements in this report.

Loan Interest Accretion

 Loan interest accretion expense for the three months ended June 30, 2009 were $135,389, as compared to $342,826 for the three months ended June 30, 2008.  The amount of interest accreted is based on the interest method over the period of issue to maturity or redemption.  The lower costs in the three month period ended June 30, 2009 as compared to June 30, 2008 results from interest on a lower amount of debentures remaining outstanding at June 30, 2009.

Gain on Repurchase of Debentures

We repurchased $450,000 of the Debentures during the quarter ended June 30, 2009, resulting in a gain of $406,500.

Net Income (Loss)

Net income for the three months ended June 30, 2009 was $436,194 as compared to a net loss of $631,800 in the three months ended June 30, 2008.  The gain on the repurchase of debentures accounted for $406,500 of income in the quarter ended June 30, 2009. Non-cash expenses such as depreciation and depletion, as well as loan interest accretion, are significant factors contributing to a net income or (loss). In the three months ended June 30, 2009, these non-cash expenses totaled over $390,000. These expenses do not affect our cash flows.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. Based upon the monthly commitment notices we have received to date, we have estimated and classified $500,000 of the borrowings outstanding under our Credit Facility as a current liability.  As we may be unable to provide the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production at current commodity prices, we are exploring strategic initiatives and JV partnerships, as well as sales of reserves in our existing properties to finance our operations and to service our debt obligations.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 as compared to March 31, 2009.

	June 30, 2009	March 31, 2009	Increase / (Decrease) $

Current Assets	$828,966	$898,941	(69,975)

Current Liabilities	$1,534,420	$2,827,015	(1,292,595)

Working Capital (deficit)	$(705,454)	$(1,928,074)	1,222,620

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

Proceeds from the initial extension of credit under the Credit Facility were used: (1) to redeem our 10% debentures in an aggregate principal amount of $6.3 million plus accrued interest (the “April Debentures”), (2) for Texas Capital Bank’s acquisition of our approximately $2.0 million indebtedness to Cornerstone Bank, (3) for complete repayment of promissory notes issued to the sellers in connection with our purchase of the DD Energy project in an aggregate principal amount of $965,000 plus accrued interest, (4) to pay transaction costs, fees and expenses related to the Credit Facility, and (5) to expand our current development projects. Future borrowings may be used for the acquisition, development and exploration of oil and gas properties, capital expenditures and general corporate purposes.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%), The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon, but in no event shall be less than five percent (5.0%). We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain minimum current assets to current liabilities ratio, a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, and to maintain a minimum ratio of EBITDA to senior funded debt. We were in compliance with two of these three technical covenants at June 30, 2009 and were able to obtain a waiver of default from Texas Capital Bank on the current assets to current liabilities ratio on that date.

Additionally, Texas Capital Bank, N.A. and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 will be subordinated to the Credit Facility.

Debenture Financing

On April 11, 2007, we completed a $9.0 million private placement of senior secured debentures. In accordance with the terms of the debentures, we received $6.3 million (before expenses and placement fees) at the first closing and an additional $2.7 million (before closing fees and expenses) at the second closing on June 21, 2007. In connection with the sale of the debentures, we issued the lenders 1,800,000 shares of common stock. On July 7, 2008, we redeemed $6.3 million aggregate principal amount of our debentures. Effective July 7, 2008, we redeemed an aggregate principal amount of $6.3 million of the Debentures. We also amended the $2.7 million of aggregate principal amount of the remaining Debentures to, among other things, permit the indebtedness under our Credit Facility, subordinate the security interests of the debentures to the Credit Facility, provide for the redemption of the remaining Debentures with the net proceeds from our next debt or equity offering and eliminate the covenant to maintain certain production thresholds.

The Debentures originally had a three-year term, maturing on March 31, 2010, and an interest rate equal to 10% per annum. We further amended the Debentures in June 2009 to extend the maturity date to September 30, 2010, to allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of EnerJex’s common stock. Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 10% per annum for cash interest payments. The payment-in-kind interest rate is equal to 12.5% per annum. If interest payments are made through payment-in-kind interest, we must issue common stock equal to and additional 2.5% of the quarterly interest payment due.

The Debentures have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers. In April and May of 2009, we redeemed $450,000 of the Debentures for $43,500 in cash.

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we were obligated to register 1,000,000 of the shares issued under the Financing Agreements. These shares were registered effective December 24, 2008.

In connection with the Credit Facility, we entered into an agreement amending the Securities Purchase Agreement, Registration Rights Agreement, the Pledge and Security Agreement and the Senior Secured Debentures issued on June 21, 2007 (the “Debenture Agreements”), with the holders (the “Buyers”) of the debentures issued on June 21, 2007 (the “June Debentures”). Pursuant to this agreement, we, among other things, (i) redeemed the April Debentures, (ii) agreed to use the net proceeds from our next debt or equity offering to redeem the June Debentures, (iii) agreed to update the Buyers’ registration statement to sell our common stock owned by the Buyers, (iv) amended certain terms of the Debenture Agreements in recognition of the indebtedness under the Credit Facility, (v) amended the Securities Purchase Agreement and Registration Rights Agreement to remove the covenant to issue and register additional shares of common stock in the event that our oil production does not meet certain thresholds over time, and (vi) the Buyers agreed to waive all known events of default. In June 2009, we again amended the debentures to extend the maturity date to September 30, 2010, and allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of EnerJex’s common stock.

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

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. During fiscal 2009, we were in the midst of a public equity offering when global economic conditions deteriorated and the commodity prices of oil and natural gas experienced significant declines. Our cash revenues from operations have been significantly impacted as has our ability to meet our monthly operating expenses and service our debt obligations. In the event we cannot obtain additional capital through other means to allow us to pursue our strategic plan, this would materially impact not only our ability to continue our desired growth and execute our business strategy, but also to continue as a going concern. There is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all. Failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Significant changes in the number of employees

At June 30, 2009, we had 14 full time employees, equal to the number of full time employees at our fiscal year ended March 31, 2009. We hired a number of former independent field contractors to help secure a more stable work base during the months where extremely high oil prices could have limited our access to products and services needed to develop and operate our properties. Since November 2008, we reduced personnel levels by 5 full time employees and 2 independent contractors in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay. As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment when it is prudent and necessary to do so. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

On a regular basis, we evaluate the carrying value of our gas and oil properties considering the full-cost accounting methodology. Capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. This sum which may not be exceeded is referred to as the “ceiling”. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, gas and oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

Current Portion of Long-term Debt:

We have classified a portion of the borrowings outstanding under our Credit Facility as a current liability based upon monthly commitment reduction notices that we have received in connection with borrowing base reviews by Texas Capital Bank. Our future estimates may change as a result of, among other factors, the semi-annual borrowing base redeterminations required under the Credit Facility.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Overview”, “Recent Developments” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our Annual Report on Form 10-K for the year ended March 31, 2009. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009.

Risks Associated with our Debt Financing

Until we repay the full amount of our outstanding debentures and Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On June 30, 2009, $2.39 million in debentures and approximately $7 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of June 30, 2009, we had total indebtedness of $9.56 million, including $7 million of borrowings under the Credit Facility and $2.39 million of remaining debentures, as well as other notes payable totaling approximately $170,000. We had no outstanding letters of credit under the facility on June 30, 2009.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $3.75 million since November 2008, and the reduction of our operating and general expenses.  We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We have derivative securities currently outstanding and we may issue derivative securities in the future. Exercise of the derivatives will cause dilution to existing and new shareholders.

The exercise of our outstanding warrants, and the conversion of a convertible note, will cause additional shares of common stock to be issued, resulting in dilution to our existing and future common stockholders.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue, sell, or repurchase any equity securities during the quarter ended June 30, 2009.

Issuances Subsequent to End of Quarter

Issuances to Vendors

On August 3, 2009, the Company issued 100,000 shares of restricted common stock to C.K. Cooper & Company, LLC, valued at $100,000, in full satisfaction of C.K. Cooper’s outstanding balance payable as of the date of issuance. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 3, 2009, the Company issued Accuity Financial Inc. 50,000 shares of restricted common stock, valued at $50,000, for payment against Accuity’s outstanding balance payable. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Issuances to Board Members

On August 3, 2009, in an effort for the Company to preserve cash in light of deteriorated global economic conditions and the significant declines in commodity prices of oil and natural gas, each of the Company’s non-employee directors agreed to convert their board/committee retainers for the period from July 1, 2009 through September 30, 2009 into 32,000 shares of the Company’s restricted common stock. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Issuances pursuant to Stock Incentive Plan

On August 3, 2009, we issued a total of 109,700 shares of our common stock in exchange for 438,500 currently outstanding options to purchase shares of our common stock.  The shares issued were issued pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

On August 3, 2009, we awarded a total of 151,750 shares of our common stock for 2009 incentive bonuses to our employees. Such shares shall be issued to the employees on August 4, 2010 if each employee remains employed by us through August 3, 2010. The shares were awarded pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

On August 3, 2009, we issued a total of 59,300 shares of our common stock to our named executive officers and directors for options that were previously rescinded for no consideration. The shares issued were issued pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

Item 3. Defaults Upon Senior Securities.

Credit Facility

On July 3, 2008, we entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil and gas reserves and are subject to semi-annual redeterminations.

The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter and to maintain a minimum ratio of EBITDA to senior funded debt. We were in compliance with two of these three technical covenants at June 30, 2009 and were able to obtain a waiver of default from Texas Capital Bank on the current assets to current liabilities ratio on that date.

During the six months ended June 30, 2009, we received Monthly Commitment Reduction notices from Texas Capital requiring $600,000 to be repaid to the bank under the Credit Facility through monthly installments. Prior to the borrowing base redetermination effective August 18, 2009,  we anticipated such notices totaling $1.8 million would be required to be repaid by December 31, 2009. Following receipt of the notices, we commenced discussions with Texas Capital regarding a possible forbearance agreement or waiver, pursuant to which the bank would waive, postpone or delay the requirement to repay some or all of the anticipated Monthly Commitment Reductions, in order to afford us additional time to raise equity capital, increase production or consummate alternative financing transactions. The discussions are currently ongoing, although there is no assurance that we will be able to negotiate successfully a forbearance agreement or obtain any other waiver of compliance from the bank.

Although we anticipate the ability to make monthly payments of $100,000, which will be applied towards the borrowing base reduction, if we are unable to successfully negotiate a forbearance agreement, obtain a waiver of compliance or cure a borrowing base deficiency, an event of default under the Credit Facility will occur. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. We currently have approximately $7.0 million drawn under the Credit Facility. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures, described above. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

The terms of the Credit Facility (including a full description of the rights and remedies of Texas Capital upon an event of default), and copies of the Texas Capital agreements related to the Credit Facility can be found in our prior filings with the SEC, including the Current Reports on Forms 8-K filed with the SEC on July 10, 2008 and November 19, 2008, which are incorporated herein by reference and in the First Amendment to the Credit Agreement included in exhibit 10.12.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to Security Holders for Vote during the quarter ended June 30, 2009.

Item 5. Other Information.

None.

Item 6.        Exhibits.
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

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)

10.8	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.9
Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)

10.10
Amendment 4 to Joint Exploration Agreement effective as of  November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)

10.11	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to the Exhibit 10.16 to the Form 10-K filed July 14, 2009)
10.12	First Amendment to Credit Agreement dated August 18, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Dierdre P. Jones
Dierdre P. Jones, Chief Financial Officer
(Principal Financial Officer)

Date: August 19, 2009