Form 10-Q
period 2009-09-30
EnerJex Resources, Inc.
filed 2009-11-23
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                         Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2009 was 4,800,660 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$89,546	$127,585
Accounts receivable	490,599	462,044
Prepaid debt issue costs	22,902	45,929
Deferred and prepaid expenses	222,876	263,383
Total current assets	825,923	898,941

Fixed assets	431,600	365,019
Less: Accumulated depreciation	108,354	63,988
Total fixed assets	323,246	301,031

Other assets:
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	6,351	31,183
Properties subject to amortization	6,177,631	6,449,023
Total other assets	6,183,982	6,480,206
Total assets	$7,333,151	$7,680,178

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$677,916	$1,016,168
Accrued liabilities	79	87,811
Deferred payments – development	148,125	-
Long-term debt, current	332,466	1,723,036
Total current liabilities	1,158,586	2,827,015

Asset retirement obligation	845,301	803,624

Convertible note payable	25,000	25,000
Long-term debt, net of discount of $316,618 and $596,108	8,696,029	7,818,163
Total liabilities	10,724,916	11,473,802
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 4,799,236 at September 30, 2009 and 4,443,512 at March 31, 2009	4,799	4,444
Common stock owed but not issued	153	-
Paid-in capital	9,434,516	8,932,906
Retained (deficit)	(12,831,233)	(12,730,974)
Total stockholders’ equity (deficit)	(3,391,765)	(3,793,624)

Total liabilities and stockholders’ equity	$7,333,151	$7,680,178

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Oil and natural gas revenues	$1,394,117	$1,777,656	$2,789,179	$3,467,742

Expenses:
Direct operating costs	430,316	816,767	864,835	1,531,300
Depreciation, depletion and amortization	289,604	347,859	445,895	718,048
Professional fees	310,455	171,083	419,139	294,785
Salaries	399,254	276,939	552,989	494,426
Administrative expense	264,714	557,664	455,316	836,430
Total expenses	1,694,343	2,170,312	2,738,174	3,874,989

Income (loss) from operations	(300,226)	(392,656)	51,005	(407,247)

Other income (expense):
Interest expense	(174,727)	(258,237)	(353,565)	(532,624)
Loan interest accretion	(144,101)	(2,224,554)	(279,490)	(2,567,379)
Management fee revenue	75,291	-	75,291	-
Gain on repurchase of debentures	-	-	406,500	-
Total other income (expense)	(243,537)	(2,482,791)	(151,264)	(3,100,003)

Net income (loss)	$(543,763)	$(2,875,447)	$(100,259)	$(3,507,250)

Weighted average shares outstanding
Common shares outstanding basic and diluted	4,670,767	4,443,467	4,557,760	4,442,930

Net income (loss) per share - basic	$(0.12)	$(0.65)	$(0.02)	$(0.79)

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2009	2008
Cash flows (used in) / provided from operating activities
Net income (loss)	$(100,259)	$(3,507,250)
Depreciation and depletion	460,974	741,311
Amortization of stock and options for services	-	79,455
Accretion of interest on long-term debt discount	279,490	2,567,379
Principal increase on debentures	214,707	-
Shares issued for interest on debentures	5,368	-
Shares issued for compensation and services	494,750	-
Accretion of asset retirement obligation	37,396	31,741
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accounts receivable	(28,555)	(601,677)
Prepaid expenses	63,533	(671,006)
Accounts payable	(338,252)	1,309,643
Accrued liabilities	(87,732)	(54,195)
Deferred payment - development	148,125	(251,951)
Net cash (used in) / provided from operating activities	1,149,545	(356,550)

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	(63,180)	(167,184)
Additions to oil & gas properties	(117,504)	(2,114,515)
Net cash (used in) / provided from investing activities	(180,684)	(2,281,699)

Cash flows (used in) / provided from financing activities
Payments on long-term debt	(1,045,380)	(8,357,227)
Borrowings on long-term debt	38,480	11,273,442
Notes payable, net	-	(965,000)
Net cash (used in) / provided from financing activities	(1,006,900)	1,951,215

Net increase (decrease) in cash	(38,039)	(687,034)
Cash - beginning	127,585	951,004
Cash - ending	$89,546	$263,970

Supplemental disclosures:
Interest paid	$151,334	$505,617
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for interest on debentures	$5,368	$-
Shares issued for compensation and services	$494,750	$-
Share-based payments issued for services	$-	$79,455
Asset retirement obligation	$4,281	$246,871

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of resources that can be sold. We intend to use borrowings, equity and asset sales, and other strategic initiatives to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Stock Options and Warrants

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2009	438,500	$6.30	75,000	$3.00
Cancelled	(438,500)	(6.30)	-	-
Exercised	-	-	-	-
Outstanding September 30, 2009	-	$-	75,000	$3.00

On August 3, 2009, upon advice and recommendation by the governing, compensation and nominating committee (“GCNC”) of the Board of Directors, we exchanged all of the 438,500 outstanding stock options for 109,700 shares of twelve-month restricted common stock valued at $109,700.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2009	$803,624
Liabilities incurred during the period	4,281
Liabilities settled during the period	-
Accretion	37,396
Asset retirement obligations, September 30, 2009	$845,301

Note 5 - Long-Term Debt and Convertible Debt

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  A borrowing base redetermination was completed by Texas Capital Bank effective August 18, 2009.  The borrowing base was determined to be $6,986,500 and called for $100,000 Monthly Borrowing Base Reductions (“MBBR”) beginning September 1, 2009.  In conjunction with this redetermination, the Credit Facility with Texas Capital Bank was amended to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged by September 15, 2009 of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced.  The borrowing base as well as the MBBR are scheduled to be redetermined beginning in December 2009.

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of September 30, 2009.

           Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension. The interest rate on the Eurodollar loans fluctuates based upon the applicable Libor rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extensionon. We may select Eurodollar loans of one, two, three and six months. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at September 30, 2009.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter beginning with the quarter ended September 30, 2008 to maintain a minimum ratio of EBITDA to senior funded debt.  We were in compliance with all three technical covenants at September 30, 2009.

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

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the six month period ended September 30, 2009 was $279,490. The remaining amount of interest to accrete in future periods is $316,618 as of September 30, 2009.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the six month period ended September 30, 2009 was $23,027.  The remaining debt issue costs totaling $22,902 will be expensed in the fiscal year ended March 31, 2010.

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

           Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 10% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 12.5% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to and additional 2.5% of the quarterly interest payment due.  As of September 30, 2009, we have recorded additional principal on the Debentures of $214,707 and common stock of $5,368.

The Debentures have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.  During the six months ended September 30, 2009, we repurchased $450,000 of the Debentures.

Pursuant to the terms of the Registration Rights Agreement, as amended, between us and one of the Buyers, we were obligated to register 1,000,000 of the shares issued under the Financing Agreements. These shares were registered effective December 24, 2008.

Convertible and Other Long-Term Debt

We financed the purchase of vehicles through a bank.  The notes are for seven years and the weighted average interest is 7.20% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at September 30, 2009:

Credit Facility	$6,746,000

Debentures	2,464,707
Unaccreted discount	(316,618)
Debentures, net of unaccreted discount	2,148,089

Vehicle notes payable	134,406
Total long-term debt	9,028,495
Less current portion	332,466
Long-term debt	$8,696,029

On August 3, 2006, we sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010.  The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $10.00 per share.

Note 6 - Oil and Gas Properties

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

Note 7 - Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013.  Future minimum payments are $36,035 for the remainder of the fiscal year ending March 31, 2010.

Note 8 - Subsequent Events

We held our annual meeting of stockholders on October 29, 2009. Stockholders voted to re-elect the current directors until the next annual meeting or until their successors are elected and qualified and to confirm the reaffirmation of Weaver & Martin LLC as our independent auditors.  See Item 4.

In November 2009, we amended our secured debentures to amend the company redemption section of the debentures to allow for the retirement of shares of our common stock held by the debenture holders if we meet certain redemption payment schedules and to amend the debenture holders’ rights to participate in certain future debt or equity offerings made by us.

Pursuant to FAS 165, management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and has determined that there are no additional material events which have occurred as of November 16, 2009, that would be deemed significant or require recognition or additional disclosure.

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

In response to economic conditions and capital market constraints, we are exploring and evaluating various strategic initiatives that would allow us to continue our plans to grow production and reserves in the mid-continent region of the United States. Initiatives include creating joint ventures to further develop current leases, restructuring current debt, as well as evaluating other options ranging from capital formation via additional debt or equity raising, to some type of business combination.  We are continually evaluating oil and natural gas opportunities in Eastern Kansas and anticipate that this economic strategy would allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk.  Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.  However, there can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

We entered into a joint venture in June 2009 on the Brownrigg (“Brownrigg”) lease in Linn County, Kansas.  The agreement with Pharyn Impact Growth Fund, LP (“Pharyn”) called for initial development funding on this lease of $700,000 on or before July 1, 2009.  Through the filing date, we have received $450,000.  We have suspended development activities on Brownrigg pending further payments.  While we anticipate that Pharyn will fund the balance and that we will be able to complete the planned development activities, there can be no assurance that we will receive the remaining $250,000.  In the event Pharyn does not fund the remainder in full, we would retain rights to the lease as well as the assets related to the funds deployed.

The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Recent Developments

In April and May of 2009, we repurchased a total of $450,000 of the subordinated debentures.  The principal balance remaining as of September 30, 2009 is approximately $2.46 million. These debentures mature on September 30, 2010.

On August 3, 2009, upon advice and recommendation by the GCNC of EnerJex, we exchanged all of the 438,500 outstanding options to purchase shares of our common stock for shares of twelve-month restricted common stock to be issued pursuant to the terms of the EnerJex Resources, Inc. Stock Incentive Plan.  All of the stock options outstanding on August 3, 2009 were exchanged for 109,700 shares of restricted common stock valued at $109,700.

Also on August 3, 2009, we awarded 211,050 shares of twelve-month restricted common stock, valued at $211,500 to be issued pursuant to the terms of the EnerJex Resources, Inc. Stock Incentive Plan for the following:  151,750 shares to employees as incentive compensation (with such shares being issued on August 4, 2010 assuming each employee remains employed by us through such date); and 59,300 shares to our named executives and independent directors as compensation related to options rescinded in the prior fiscal year.

In addition, on August 3, 2009, we issued 150,000 shares of restricted common stock (valued at $150,000) to vendors in satisfaction of certain outstanding balances payable to them and 32,000 shares of restricted common stock (valued at $32,000) to the four non-employee directors in lieu of cash compensation for board retainers for the period from July 1, 2009 through September 30, 2009.

Effective August 18, 2009, the Credit Facility with Texas Capital Bank was amended to implement a minimum interest rate of five percent (5.0%); establish minimum volumes to be hedged by September 15, 2009 of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced; and reduce the borrowing base to $6,986,500.  Additionally, the borrowing base will be automatically reduced by $100,000 on the first day of each month by a Monthly Borrowing Base Reduction (MBBR) beginning September 1, 2009.  The borrowing base as well as the MBBR are scheduled to be redetermined beginning in December 2009.

On August 25, 2009 we entered into a fixed price swap transaction under the terms of the BP ISDA for a total of 20,250 gross barrels at a price of $77.05 per barrel before transportation costs for the period beginning October 1, 2009 and ending on March 31, 2011.  This transaction allowed us to comply with the minimum hedge volumes required by Texas Capital Bank and increased the weighted average price for hedged volumes to between $64.958 and $61.963 from October 1, 2009 through March 2011.

Also on August 25, 2009, we entered into an agreement with Coffeyville Resources Refining and Marketing, LLC (“Coffeyville”) to sell all our crude oil production beginning October 1, 2009 through March 31, 2011 to Coffeyville. All physical production will be sold to Coffeyville at current market prices defined as the average of the daily settlement price for light sweet crude oil reported by NYMEX for any given delivery month. All prices received are before location basis differential and oil quality adjustments.

Results of Operations for the Three Months and Six Months Ended September 30, 2009 and 2008 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2009	2008		$2009	2008	$
Oil and natural gas revenues	$1,394,117	$1,777,656	$(383,539)	$2,789,179	$3,467,742	$(678,563)

Revenues

Oil and natural gas revenues for the three months ended September 30, 2009 were $1,394,117 compared to revenues of $1,777,656 in the three months ended September 30, 2008. This compares to oil and natural gas revenues for the six months ended September 30, 2009 of $2,789,179 and revenues of $3,467,742 in the six months ended September 30, 2008. While sales of barrels of oil were greater during the six months ended September 30, 2009, the decrease in revenues resulted from the lower average price per barrel of oil received.  The average price per barrel of oil, net of transportation costs, sold during the three months ended September 30, 2009 was $81.48 compared to $98.31 during the three months ended September 30, 2008 and was $79.80 for the six months ended September 30, 2009 compared to $98.79 for the six months ended September 30, 2008.  There were no natural gas sales during the three or six months ended September 30, 2009.  The average price per Mcf for natural gas sales during the three months ended September 30, 2008 was $6.37 and was $7.60 for the six months ended September 30, 2008.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)

	2009	2008		$2009	2008	$
Production expenses:
Direct operating costs	$430,316	$816,767	$(386,451)	$864,835	$1,531,300	$(666,465)
Depreciation, depletion and amortization	289,604	347,859	(58,255)	445,895	718,048	(272,153)
Total production expenses	719,920	1,164,626	(444,706)	1,310,730	2,249,348	(938,618)

General expenses:
Professional fees	310,455	171,083	139,372	419,139	294,785	124,354
Salaries	399,254	276,939	122,315	552,989	494,426	58,563
Administrative expense	264,714	557,664	(292,950)	455,316	836,430	(381,113)
Total general expenses	974,423	1,005,686	(31,263)	1,427,444	1,625,641	(198,195)
Total production and general expenses	1,694,343	2,170,312	(475,969)	2,738,174	3,874,989	(1,136,815)

Other income (expense)
Interest expense	(174,727)	(258,237)	(83,510)	(353,565)	(532,624)	(179,059)
Loan interest accretion	(144,101)	(2,224,554)	(2,080,453)	(279,490)	(2,567,379)	(2,287,889)
Gain on repurchase of debentures	-	-		406,500	-	(406,500)
Management fee revenue	75,291	-	(75,291)	75,291	-	(75,291)
Total other income (expense)	(243,537)	(2,482,791)	(2,239,028)	(151,264)	(3,100,003)	(2,948,739)

Net income (loss)	$(543,763)	$(2,875,447)	$(2,331,684)	$(100,259)	(3,507,250)	$(3,406,991)

Direct Operating Costs

Direct operating costs for the three months ended September 30, 2009 were $430,316 compared to $816,767 for the three months ended September 30, 2008 and $864,835 compared to $1,531,300 for each of the six months ended September 30, 2009 and 2008, respectively. The decrease from the prior periods results from a concerted effort to curtail spending on certain oil leases as well as the elimination of operating costs on the gas project following its shut-in in October 2008.  Direct costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three and six months ended September 30, 2009 was $289,604 and $445,895, respectively, compared to $347,859 and $718,048 for the three and six months ended September 30, 2008. The decreases were primarily a result of the lower costs of depletion per barrel of oil reserves. The rate of depletion was $12.05 per barrel for the six months ended September 30, 2009 as compared to $19.33 per barrel for the six months ended September 30, 2008.  The per barrel rate of depletion is equal to the total book value of oil and gas properties plus future development costs associated with reserves divided by the net number of barrels of such reserves. The decline in the rate is directly attributed to the lower book value of the oil and gas properties at September 30, 2009 as compared to September 30, 2008 following an impairment charge of nearly $4.8 million in December of 2008.

Professional Fees

Professional fees for the three months ended September 30, 2009 were $310,455 compared to $171,083 for the three months ended September 30, 2008. This compares to professional fees of $419,139 for the six months ended September 30, 2009 and $294,785 for the same period in 2008. The increase in professional fees is due to both higher costs incurred in connection with the fiscal year end reserve evaluations performed by a new independent reserve engineer, as well as non-cash charges for restricted stock issued to non-employees for options cancelled in August 2009.

Salaries

Salaries for the three months ended September 30, 2009 were $399,254 compared to $276,939 for the three months ended September 30, 2008.  The increase is primarily due to non-cash charges for restricted stock issued to employees for both options cancelled, and accrued, but un-paid employee incentives in August 2009. Additionally, salaries for the six month periods ended September 30, 2009 and 2008 were $552,989 and $494,426, respectively.

Administrative Expense

Administrative expense for the three and six months ended September 30, 2009 were $264,714 and $455,316, compared to $557,664 in the three months ended September 30, 2008 and $836,430 in the six months ended September 30, 2008. The administrative expense in the prior period contained significant public and investor relations expenses as well as travel related costs incurred in connection with the road show for a public offering that was subsequently cancelled.

Interest Expense

Interest expense for the three and six months ended September 30, 2009 was $174,727 and $353,565, whereas interest expense for the three and six months ended September 30, 2008 was $258,237 and $532,624. Interest expense was primarily related to our debentures and our Credit Facility.  See Note 5 to our Condensed Consolidated Financial Statements in this report.

Loan Interest Accretion

Loan interest accretion expense for the three and six months ended September 30, 2009 were $144,101 and $279,490, as compared to $2,224,554 and $2,567,379 for the three and six months ended September 30, 2008. The amount of interest accreted is based on the interest method over the period of issue to maturity or redemption. The lower costs in the three and six month periods ended September 30, 2009 as compared to September 30, 2008 results from interest on a lower amount of debentures remaining outstanding at September 30, 2009.

Gain on Repurchase of Debentures

We repurchased $450,000 of the Debentures during the six months ended September 30, 2009, resulting in a gain of $406,500.

Management Fee Revenue

Management fee revenue for the three and six months ended September 30, 2009 was $75,291 and represents revenues earned as operator on the Brownrigg joint venture project, in accordance with the terms of the joint operating agreement.

Net Income (Loss)

Net loss for the three and six months ended September 30, 2009 was $543,763 and $100,259 as compared to net loss of $2,875,447 and $3,507,250 in the three and six months ended September 30, 2008.  Non-cash expenses such as depreciation and depletion as well as loan costs and accretions are significant factors contributing to the net loss in the prior periods.  For the six month period ended September 30, 2008, these non-cash expenses totaled $3,419,886, an amount which is nearly equal to the entire net loss for the same period.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. Based upon the monthly commitment notices we have received to date, we have estimated and classified $300,000 of the borrowings outstanding under our Credit Facility as a current liability.  As we may be unable to provide the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production at current commodity prices, we are exploring various strategic initiatives and JV partnerships, as well as sales of reserves in our existing properties to finance our operations and to service our debt obligations.

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

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 as compared to March 31, 2009.

	September 30, 2009	March 31, 2009	Increase / (Decrease) $

Current Assets	$825,923	$898,941	(73,018)

Current Liabilities	$1,158,586	$2,827,015	(1,668,429)

Working Capital (deficit)	$(332,663)	$(1,928,074)	(1,595,411)

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

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain minimum current assets to current liabilities ratio, a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, and to maintain a minimum ratio of EBITDA to senior funded debt.  We were in compliance with all three technical covenants at September 30, 2009.

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

In connection with the Credit Facility, we entered into an agreement amending the Securities Purchase Agreement, Registration Rights Agreement, the Pledge and Security Agreement and the Senior Secured Debentures issued on June 21, 2007 (the “Debenture Agreements”), with the holders (the “Buyers”) of the debentures issued on June 21, 2007 (the “June Debentures”). Pursuant to this agreement, we, among other things, (i) redeemed the April Debentures, (ii) agreed to use the net proceeds from our next debt or equity offering to redeem the June Debentures, (iii) agreed to update the Buyers’ registration statement to sell our common stock owned by the Buyers, (iv) amended certain terms of the Debenture Agreements in recognition of the indebtedness under the Credit Facility, (v) amended the Securities Purchase Agreement and Registration Rights Agreement to remove the covenant to issue and register additional shares of common stock in the event that our oil production does not meet certain thresholds over time, and (vi) the Buyers agreed to waive all known events of default.  In June 2009, we again amended the debentures to extend the maturity date to September 30, 2010, and allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of EnerJex’s common stock. Further, in November 2009, we amended the debentures to amend the company redemption section of the debentures to allow for the retirement of shares of our common stock held by the debenture holders if we meet certain redemption payment schedules and to amend the debenture holders’ rights to participate in certain future debt or equity offerings made by us. A copy of the amendment is attached hereto as Exhibit 10.13.

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. During fiscal 2009, we were in the midst of a public equity offering when global economic conditions deteriorated and the commodity prices of oil and natural gas experienced significant declines. Our cash revenues from operations have been significantly impacted as has our ability to meet our monthly operating expenses and service our debt obligations. We are actively seeking opportunities to raise funds through a debt or equity offering.  In the event we cannot obtain additional capital through other means to allow us to pursue our strategic plan, this would materially impact not only our ability to continue our desired growth and execute our business strategy, but also to continue as a going concern. There is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.  Failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Significant changes in the number of employees

At September 30, 2009, we had 14 full time employees, equal to the number of full time employees at our fiscal year ended March 31, 2009. Since November 2008, we have reduced personnel levels by 5 full time employees and 2 independent contractors in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay.  As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment when it is prudent and necessary to do so. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include the value our oil and gas properties, asset retirement obligations, current portion of long-term debt, and share-based payments.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we adopted FAS 168, for all interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)”. The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As prescribe by the FASB we anticipate adopting FAS 167, for all interim and annual reports subsequent to November 15, 2009.

In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets - an amendment to FASB Statement No. 140”. FASB’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. As prescribe by the FASB we  apply the guidance of FAS 166, where applicable effective after our first annual reporting period that begins after November 15, 2009, and to interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”) “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted FAS 165 as of June 15, 2009.

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

On September 30, 2009, $2.46 million in debentures and approximately $6.75 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of September 30, 2009, we had total indebtedness of $9.3 million, including $6.75 million of borrowings under the Credit Facility and $2.46 million of remaining debentures, as well as other notes payable totaling approximately $135,000. We had no outstanding letters of credit under the facility on September 30, 2009.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009.  We were in compliance with all three technical covenants at September 30, 2009.  We are taking steps in an effort to comply with these same covenants in future quarters, including but not limited to, a reduction in principal of approximately $4 million since November 2008, and the reduction of our operating and general expenses.  We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

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

The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter and to maintain a minimum ratio of EBITDA to senior funded debt. We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009.  We were in compliance with all three technical covenants at September 30, 2009.

During the six months ended September 30, 2009, we received Monthly Commitment Reduction notices from Texas Capital requiring $800,000 to be repaid to the bank under the Credit Facility through monthly installments. Prior to the borrowing base redetermination effective August 18, 2009,  we anticipated such notices totaling $1.8 million would be required to be repaid by December 31, 2009. Following receipt of the notices, we commenced discussions with Texas Capital regarding a possible forbearance agreement or waiver, pursuant to which the bank would waive, postpone or delay the requirement to repay some or all of the anticipated Monthly Commitment Reductions, in order to afford us additional time to raise equity capital, increase production or consummate alternative financing transactions. The discussions are currently ongoing, although there is no assurance that we will be able to negotiate successfully a forbearance agreement or obtain any other waiver of compliance from the bank.

Although we anticipate the ability to make monthly payments of $100,000, which will be applied towards the borrowing base reduction; if we are unable to successfully negotiate a forbearance agreement, obtain a waiver of compliance or cure a borrowing base deficiency, an event of default under the Credit Facility will occur. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. We currently have approximately $7.0 million drawn under the Credit Facility. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures, described above. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on October 29, 2009. Stockholders voted on the following proposals:

1.
To elect C. Stephen Cochennet, Robert G. Wonish, Daran G. Dammeyer, Darrel G. Palmer and Dr. James W. Rector to serve as our directors until the next annual meeting or until their successors are elected and qualified.;

2.	To confirm the reaffirmation of Weaver & Martin LLC as our independent auditors.

Each proposal was approved and each share of common stock was entitled to one vote per proposal. Only stockholders of record at the close of business on September 4, 2009, were entitled to vote. The number of outstanding shares on the record date was 4,799,236 and those shares were held by approximately 1,135 stockholders.

Item 5. Other Information.

In November 2009, we amended our secured debentures to amend the company redemption section of the debentures to allow for the retirement of shares of our common stock  held by the debenture holders (one a 0.5 shares for each dollar redeemed basis) if we meet certain redemption payment schedules and to amend the debenture holders’ rights to participate in certain future debt or equity offerings made by us. A copy of the amendment is attached hereto as Exhibit 10.13.

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

10.11	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to the Exhibit 10.16 to the Form 10-K filed July 14, 2009)
10.12	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.13	Debenture Holder Amendment Letter dated November 16, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Dierdre P. Jones
Dierdre P. Jones, Chief Financial Officer
(Principal Financial Officer)

Date: November 20, 2009