Form 10-K
period 2010-03-31
EnerJex Resources, Inc.
filed 2010-07-15
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
        ☐ Yes        ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,756,678.65 based on a share value of $0.95.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,133,873 shares of common stock, $0.001 par value, outstanding on July 14, 2010.

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

ENERJEX RESOURCES, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to attract and obtain additional development capital;
•	inability to achieve sufficient future sales levels or other operating results;
•	inability to efficiently manage our operations;
•	effect of our hedging strategies on our results of operations;
•	potential default under our secured obligations or material debt agreements;
•	estimated quantities and quality of oil and natural gas reserves;
•	declining local, national and worldwide economic conditions;
•	fluctuations in the price of oil and natural gas;
•	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
•	the inability of management to effectively implement our strategies and business plans;
•	approval of certain parts of our operations by state regulators;
•	inability to hire or retain sufficient qualified operating field personnel;
•	increases in interest rates or our cost of borrowing;
•	deterioration in general or regional (especially Eastern Kansas) economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
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

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc. and DD Energy, Inc., unless the context requires otherwise. We report our financial information on the basis of a March 31 fiscal year end.  We have provided definitions for the oil and natural gas industry terms used in this report in the “Glossary” beginning on page 21 of this report.

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

Company History

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

Our Business

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

From the beginning of fiscal 2008 through the end of fiscal 2010, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells and 65 water injection wells and 3 dry holes). As a result, our estimated total net proved oil reserves at March 31, 2010 was approximately 1.8 million barrels of oil equivalent, or BOE. Of the 1.8 million BOE of total proved reserves, approximately 31% are proved developed and approximately 69% are proved undeveloped. The proved developed reserves consist of 78% proved developed producing reserves and 22% proved developed non-producing reserves.

The total proved PV10 (present value) of our reserves (“PV10”) as of March 31, 2010 was approximately $21.3 million. PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

In response to declining economic conditions and capital market constraints, we have recently begun to explore and evaluate various strategic initiatives that would allow us to continue our plans to grow production and reserves in the mid-continent region of the United States. Initiatives include creating joint ventures to further develop current leases, restructuring current debt, as well as evaluating other options ranging from capital formation to some type of business combination. We are continually evaluating oil and natural gas opportunities in Eastern Kansas and anticipate that this economic strategy would allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk.  Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.  However, there can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. For the years ended December 31, 2009 and 2008, 39.5 million barrels and 39.7 million barrels of oil were produced in Kansas. Of the total barrels produced in Kansas in the calendar year ended December 2009, 20 companies accounted for approximately 35% of the total production, with the remaining 65% produced by over 3,600 active producers.

In addition to significant historical oil and natural gas production levels in the region, we believe that a confluence of the following factors in Eastern Kansas and the surrounding region make it an attractive area for oil and natural gas development activities:

•
Traditional Roll-Up Strategy.  We are seeking, once sufficiently capitalized, to employ a traditional roll-up strategy utilizing a combination of capital resources, operational and management expertise, technology, and our strategic partnership with Haas Petroleum, which has experience operating in the region for nearly 70 years.

•
Numerous Acquisition Opportunities.  There are many small producers and owners of mineral rights in the region, which afford us numerous opportunities to pursue negotiated lease transactions instead of having to competitively bid on fundamentally sound assets.

•	Fragmented Ownership Structure. There are numerous opportunities to acquire producing properties at attractive prices, because of the currently inefficient and fragmented ownership structure.

Our Properties

The table below summarizes our acreage by project name as of March 31, 2010.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Black Oaks Project	550	522	1,850	1,758	2,400	2,280
Thoren Project	135	135	591	591	726	726
DD Energy Project	400	400	1,370	1,370	1,770	1,770
Tri-County Project	610	606	652	651	1,262	1,257
Gas City Project	600	600	4,713	4,713	5,313	5,313
Total	2,295	2,263	9,176	9,083	11,471	11,346

(1)	Net acreage is based on our net working interest as of March 31, 2010.

Black Oaks Project

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, (MorMeg), controlled by Mark Haas, our chief operating officer and a director,   whereby we agreed to advance $4.0 million to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in the Black Oaks Project. The Black Oaks Project encompasses approximately 2,400 gross acres in Woodson and Greenwood Counties, Kansas, which at the time of acquisition had approximately 35 oil wells producing an average of approximately 32 barrels of oil per day, or BOPD.

           The Black Oaks Project is a primary and enhanced secondary recovery project between us and MorMeg. Phase I of the Black Oaks Project development plan commenced shortly after closing with the drilling of 44 in-fill wells. During fiscal 2008, we began injecting water into the first five water injection wells at an average rate of approximately 50 barrels of water per day per well. This pilot program was expanded so that by June 2008, we were injecting approximately 200 barrels of water per day (bbls water/day) per well in the initial 5 injection wells. Adjacent oil wells showed increased production from an average of approximately 5 BOPD to 25 BOPD. As of March 31, 2010, we are maintaining the 200 bbls water/day average on the injection wells in the pilot program area. We have seen no additional response on this area as of yet. We are also injecting an average of 100 bbls water/day per well in 4 injection wells adjacent to the pilot program area and are closely monitoring data and activities for any resulting increase in production.  Based upon the results of our testing, we expect to continue the development plan, subject to availability of capital. Phase II of the plan contemplates drilling over 25 additional water injection wells and drilling over 20 additional producer wells. Project-wide production was an average of approximately 96 BOPD as of March 31, 2010.

We will maintain our 95% working interest until “payout”, at which time the MorMeg 5% carried working interest will be converted to a 30% working interest and our working interest becomes 70%. Payout is generally the point in time when the total cumulative revenue from the project equals all of the project’s development expenditures and costs associated with funding. Pursuant to amendments to the Joint Exploration Agreement, we have until August 1, 2010 to contribute one million dollars in additional capital toward the Black Oaks Project development. In addition, we are generally required to provide additional one million dollar capital contributions every sixty days, or upon full deployment of the prior capital contribution, until the Black Oaks Project is completed.  If we elect not or cannot, contribute further capital to the Black Oaks Project as discussed above prior to the project’s full development while it is economically viable to do so, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The extension will have no force and effect, however, upon a material default by EnerJex under the Texas Capital Bank Credit Facility. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains.

As of March 31, 2010, we had proved oil reserves on Phase I of this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	439,190	169,760	$4,272,400
Proved, Developed Non-Producing	52,330	24,860	$820,260
Proved, Undeveloped	1,648,740	536,780	$3,672,640
Total Proved	2,140,260	731,400	$8,765,300
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

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

 Through March 31, 2010, we have invested approximately $800,000 for the development of this project and as of March 31, 2010, we had 32 oil wells producing an average of approximately 38 BOPD; along with 16 water injection wells and one water supply well.

As of March 31, 2010, we had proved oil reserves on this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	57,400	12,680	$303.190
Proved, Developed Non-Producing	31,180	6,680	$172,740
Proved, Undeveloped	73,330	42,480	$135,990
Total Proved	161,910	61,840	$611,920
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.

(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

We will maintain our 100% working interest until “payout” and our working interest will become 75%, at which time the working interest will be converted to a 25% working interest. Payout for this project occurs at that point in time when the total cumulative revenue from production equals the total amount of the purchase price, all costs and expenses incurred by us in the development and operation, and loan and interest costs incurred in the finance and funding of the purchase. We anticipate the conversion of our working interest to occur in fiscal 2011.

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

In addition, we have acquired additional leases bringing the total acreage for this project to approximately 1,700 acres. As of March 31, 2010, we had 110 oil wells, 41 water injection wells and 2 water supply wells on this project with production averaging approximately 61 BOPD. Through March 31, 2010, we have invested an additional $2.4 million in this project and have drilled 41 water injection wells and 34 producing wells.  We have seen some indication of an initial response from 5 of the injectors and are closely monitoring data and activities for any resulting increase in production.

As of March 31, 2010, we had proved oil reserves on this project of:
	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	75,980	64,020	$1,475,250
Proved, Developed Non-Producing	56,850	46,890	$1,002,890
Proved, Undeveloped	200,150	165,180	$407,420
Total Proved	332,980	276,090	$2,885,560
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

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

Through March 31, 2010, we have invested approximately $700,000 towards the development of this project. Funds have been used to drill four producer wells, make infrastructure upgrades, and perform work-overs on approximately 20 wells in this project. We have also acquired additional leases, bringing the total project to approximately 1,300 acres.

As of March 31, 2010, the Tri-County Project consisted of 166 producing wells and 59 water injection wells with production averaging approximately 49 BOPD.

As of March 31, 2010, we had proved oil reserves on this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	249,550	196,870	$2,668,410
Proved, Developed Non-Producing	60,660	47,680	$1,174,130
Proved, Undeveloped	609,450	488,620	$5,084,340
Total Proved	919,660	733,170	$8,926,880
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

We have identified an additional 83 drillable producer locations and 90 drillable injector locations on this project.

Gas City Project

In August of 2007, we entered into a development agreement with Euramerica Energy, Inc., or Euramerica, to further the development and expansion of the Gas City Project, which included 6,600 acres. Over time Euramerica contributed $1,624,000 in capital toward the project, but failed to fund the full purchase and development funds needed for the project. Therefore, Euramerica forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica's interest in the property reverted back to us.  In addition, all operating agreements between us and Euramerica relating to the Gas City Project were deemed null and void.

As of March 31, 2010, we had proved oil and natural gas reserves on this project of:

	Gross STB(1)	Net STB(2)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax)
Proved, Developed Producing	50	40	-	-	$220
Proved, Developed Non-Producing	-	-	-	-	$-
Proved, Undeveloped	10,900	8,990	-	-	$71,640
Total Proved	11,950	9,030	-	-	$71,860
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There were no natural gas reserves at March 31, 2010.
(4)	Net MCF is based upon our net revenue interest. There were no natural gas reserves at March 31, 2010.

(5)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for reconciliation to the comparable GAAP financial measure.

Brownrigg Project

We entered into an agreement with Pharyn Resources (Pharyn) on June 1, 2009 to begin a 20 well development program on EnerJex’s Brownrigg lease in Linn County, Kansas. We contributed the 320 acre property in exchange for a 10% carried working interest and a cost-plus management fee. Pharyn contributed up to $700,000 in initial development capital. In May of 2010 we sold our 10% carried working interest to Pharyn for $50,000.

Our Business Strategy

Our principal strategy has been to focus on the acquisition of oil and natural gas mineral leases that have existing production and cash flow. Once acquired, subject to availability of capital, we strive to implement a development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our oil and natural gas acquisition and development activities are currently focused in Eastern Kansas. Depending on availability of capital, and other restraints, our goal is to increase stockholder value by finding and developing oil and natural gas reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

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

We are continually evaluating oil and natural gas opportunities in Eastern Kansas and are also in various stages of discussions with potential joint venture (“JV”) partners who would contribute capital to develop leases we currently own or would acquire for the JV. In June 2009, we entered into one such opportunity on the Brownrigg lease in Linn County, Kansas, as discussed above.  This economic strategy is anticipated to allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.

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

The board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production.

Significant Developments in Fiscal 2010

The following is a brief description of our most significant corporate developments that occurred in fiscal 2010:

•
In April and May of 2009, we repurchased a total of $450,000 of the subordinated debentures and in December 2009, we redeemed $150,000 of the subordinated debentures and received 75,000 shares of our stock for cancellation for $193,500 in cash. The principal balance remaining as of March 31, 2010 is approximately $2.47 million. These debentures mature on September 30, 2010.

•
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

•
Also on August 3, 2009, we awarded 211,050 shares of twelve-month restricted common stock, valued at $211,500 to be issued pursuant to the terms of the EnerJex Resources, Inc. Stock Incentive Plan for the following:  151,750 shares to employees as incentive compensation (with such shares being issued on August 4, 2010 assuming each employee remains employed by us through such in June of 2010); and 59,300 shares to our named executives and independent directors as compensation related to options rescinded in the prior fiscal year.

•
In addition, on August 3, 2009, we issued 150,000 shares of restricted common stock (valued at $150,000) to vendors in satisfaction of certain outstanding balances payable to them and 32,000 shares of restricted common stock (valued at $32,000) to the four non-employee directors in lieu of cash compensation for board retainers for the period from July 1, 2009 through September 30, 2009.

•
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

•
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

•
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

•
On December 3, 2009, we entered into a Stock Equity Distribution Agreement (“SEDA”) with Paladin Capital Management, S.A. (“Paladin”).  The SEDA provides that we may issue and sell to Paladin up to 1,300,000 shares (subject to adjustment as provided therein) of our common stock.  We issued 90,000 shares to Paladin as a commitment fee under the terms of the SEDA.  The price we receive shall be set at (i) 95% of the Market Price to the extent the Common Stock is trading at or above $2.00 per share during the Pricing Period, (ii) 92% of the Market Price to the extent the Common Stock is trading at or above $1.00 per share during the Pricing Period, (iii) 90% of the Market Price to the extent the Common Stock is trading below $1.00 per share during the Pricing Period, or (iv) 85% of the Market Price for the initial two advances.  In December of 2009 we filed a registration statement on Form S-1 to register the 1,390,000 shares included in the SEDA. This registration statement is not yet effective.

•
On January 4, 2010, we issued to MorMeg, LLC 45,000 shares of restricted common stock for payment of consulting fees accrued from July 2009 through March 31, 2010 and 65,000 shares of restricted common stock as payment for granting an extension on the date required to provide additional development funding on the Black Oaks project.

•
On January 5, 2010, in an effort for us to preserve cash in light of deteriorated global economic conditions and the significant declines in commodity prices of oil and natural gas, Steve Cochennet, our CEO/President, agreed to convert his salary for the months of January and February 2010 into 73,261 shares of the Company’s restricted common stock.

•
Effective January 13, 2010, the Credit Facility with Texas Capital Bank was amended to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ending December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ending December 31, 2009.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.  We were not in compliance with the working capital ratio covenant at December 31, 2009; however, we were able to obtain a waiver of default from TCB.

•
In the first quarter of 2010, we further amended the Debentures to extend the scheduled due dates for the January and February 2010 redemption payments to March 10, 2010 and to remove the conversion feature of the Debentures.  Further, the Maturity Date was extended to December 31, 2010.

Relationship with Haas Petroleum and MorMeg

In April of 2007, we entered into a consulting agreement with Mark Haas, President of Haas Petroleum and managing member of MorMeg, which was terminated in April of 2010 when Mr. Haas was appointed to serve as our chief operating officer and a director.  Mr. Haas provides executive level services regarding field development, acquisition evaluation, identification of additional acquisition opportunities and overall business strategy. Haas Petroleum has been in the oil exploration and production business for over 70 years and Mark Haas has been in the business for over 30 years.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the 2008, 2009 and 2010 fiscal years.

Drilling Activity
	Gross Wells			Net Wells(1)
Fiscal Year	Total	Producing	Dry	Total	Producing	Dry

2008 Exploratory	10	10	-0-	10	10	-0-
2009 Exploratory(2)	12	12	-0-	12	12	-0-
2010 Exploratory	-0-	-0-	-0-	-0-	-0-	-0-

2008 Development	59	57	2	58	56	2
2009 Development	96	95	1	96	95	1
2010 Development	2	2	-0-	2	2	1
(1)	Net wells are based on our net working interest as of March 31, 2010.
(2)	We incurred some exploration costs related to exploratory wells drilled on behalf of Euramerica.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and natural gas production (net of all royalties, overriding royalties and production due to others) for the fiscal years ended March 31, 2010 and 2009 and 2008, the average sales prices, average production costs and direct lifting costs per unit of production.

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009	Fiscal Year Ended March 31, 2008
Net Production
Oil (Bbl)	64,948	74,289	43,697
Natural gas (Mcf)	-0-	12,275	17,762

Average Sales Prices
Oil (per Bbl)	$62.64	$85.67	$79.71
Natural gas (per Mcf)	$-0-	$5.57	$6.20

Average Production Cost (1)
Per Bbl of oil	$40.38	$45.01	$56.65
Per Mcf of natural gas	$-0-	$15.11	$13.12

Average Lifting Costs (2)
Per Bbl of oil	$28.22	$33.01	$37.08
Per Mcf of natural gas	$-0-	$15.11	$9.86

(1)
Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.

(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Oil and Natural Gas Producing Activities

The following table shows the results of operations from our oil and natural gas producing activities from fiscal years ended March 31, 2008 through March 31, 2010. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	For the Fiscal Year Ended March 31, 2010	For the Fiscal Year Ended March 31, 2009	For the Fiscal Year Ended March 31, 2008
Production revenues	$4,856,027	$6,436,805	$3,602,798
Production costs	(1,833,108)	(2,637,333)	(1,795,188)
Depreciation, depletion and amortization	(789,455)	(872,230)	(913,224)
Results of operations for producing activities	$2,233,464	$2,972,242	$894,386

Producing Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2010.

	Producing
Project	Gross Oil	Net Oil(1)	Gross Natural Gas	Net Natural Gas(1)

Black Oaks Project	62	59	-0-	-0-
Thoren Project	33	33	-0-	-0-
DD Energy Project	114	114	-0-	-0-
Tri-County Project	170	170	-0-	-0-
Gas City Project	-0-	-0-	22	22
Total	379	376	22	22
(1)	Net wells are based on our net working interest as of March 31, 2010.

Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of March 31, 2010 was $21.26 million, versus $10.63 million as of March 31, 2009. Our total proved reserves increased almost 40% at March 31, 2010 and over 2009 from 1.8 million and 1.3 million barrels of oil equivalent (BOE), respectively. In addition, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 1.8 million BOE at March 31, 2010 approximately 31% are proved developed and approximately 69% are proved undeveloped. The proved developed reserves consist of proved developed producing (78%) and proved developed non-producing (22%). See “Glossary” on page 21 for our definition of PV10.

Based on an estimated oil price of $62.64 as of March 31, 2010, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 1.8 million BOE, before tax, is calculated as set forth in the following table:

Summary of Oil and Natural Gas Reserves
as of March 31, 2010

Proved Reserves Category	Gross STB(1)	Net STB(2)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax)
Proved, Developed Producing	822,180	443,380	-	-	$8,719,460
Proved, Developed Non-Producing	201,020	126,100	-	-	3,170,010
Proved, Undeveloped	2,542,560	1,242,040	-	-	9,372,030
Total Proved	3,565,760	1,811,520	-	-	$21,261,500
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There we no natural gas reserves at March 31, 2010.
(4)	Net MCF is based upon our net revenue interest. There we no natural gas reserves at March 31, 2010.
(5)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 53, for a reconciliation to the comparable GAAP financial measure.

Oil and Natural Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil or natural gas reserves with, or include such information in reports to, any federal authority or agency, other than the SEC, during the fiscal year ended March 31, 2010.

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

Sale of Natural Gas and Oil

We do not intend to refine our natural gas or oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. We have a long-term purchase contract with Coffeyville to sell all of our current oil production through March of 2011. We also have an ISDA master agreement and a fixed price swap with BP beginning October 1, 2009 through December 31, 2013. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck to the refinery. In addition, our board of directors has implemented a crude oil and natural gas hedging strategy that will allow management to hedge up to 80% of our net production in an effort to mitigate a majority of our exposure to changing oil prices in the intermediate term.

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

Personnel

As of March 31, 2010, we had 14 full-time employees; however, subsequent to year-end we have reduced staff to 5 employees.  As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210, which expires in September 30, 2013.  Future minimum payments $72,000 to $75,600 for years ended March 31, 2011-2013 and $38,750 for the year ended March 31, 2014.

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

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the oil and gas industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil and natural gas industries. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

•	the future prices of natural gas and oil;
•	our ability to raise adequate working capital;
•	success of our development and exploration efforts;
•	effects of our hedging strategies;
•	demand for natural gas and oil;
•	the level of our competition;
•	our ability to attract and maintain key management, employees and operators;
•	transportation and processing fees on our facilities;
•	fuel conservation measures;
•	alternate fuel requirements or advancements;
•	government regulation and taxation;
•	technical advances in fuel economy and energy generation devices; and

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

As a result of our deficiency in working capital at March 31, 2010 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase production, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

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

Approximately 69% of our total proved reserves as of March 31, 2010 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV 10 (present value) before tax of reserves as of March 31, 2010 was $21.26 million, versus $10.63 million as of March 31, 2009.   The substantial increase in PV10 is primarily due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  We developed total proved reserves to 1.8 million barrels of oil equivalent, or BOE, as of March 31, March 31, 2010. Of the 1.8 million BOE of total proved reserves, approximately 31% are proved developed and approximately 69% are proved undeveloped. The proved developed reserves consist of 78% proved developed producing reserves and 22% proved developed non-producing reserves.   See “Glossary” on page 21 for our definition of PV10.

As of March 31, 2010, approximately 69% of our total proved reserves were undeveloped and approximately 7% were developed non-producing. Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all.

Because we face uncertainties in estimating proven recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimate and the future net cash flows attributable to those reserves at March 31, 2010 was prepared by Miller and Lents, Ltd., an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future natural gas and oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Miller and Lents, Ltd. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

The prices that we receive for our oil and natural gas production typically trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. While we have fixed this differential under the terms of our agreement with BP through March of 2011, the differential on physical sales after that date is still under negotiation.  We cannot accurately predict oil and natural gas differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Recent economic conditions, including volatility in the price of oil and natural gas, have resulted in both increases and decreases in the differential between the benchmark price for oil and natural gas and the wellhead price we receive.  These fluctuations could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil and natural gas production in comparison to what we would receive if not for the differential.

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

Developing and exploring for natural gas and oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through March 31, 2010 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

We have contracted with Coffeyville for the sale of all of our oil through March 2011 It is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil or natural gas it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements from April 1, 2008 until December 31, 2013 for between 30 and 130 barrels of oil per day that could result in both realized and unrealized hedging losses. As of March 31, 2010 we had incurred realized and unrealized losses of approximately 3.911 million. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

There was no impairment for the fiscal year ended March 31, 2010. We recorded an impairment of $4,777,723 during the fiscal year ended March 31, 2009 primarily attributable to lower prices for both oil and natural gas at December 31, 2009.

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

On March 31, 2010, $2.47 million in debentures and approximately $6.7 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of March 31, 2010, we had total indebtedness of $10.1 million, including $6.691 million of borrowings under the Credit Facility and $2.47 million of remaining debentures, as well as other notes payable totaling approximately $109,000. We had no outstanding letters of credit under the new facility on March 31, 2010. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We were not in compliance with three covenants at March 31, 2010. We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We have derivative securities currently outstanding and we may issue derivative securities in the future. Exercise of the derivatives will cause dilution to existing and new shareholders.

The exercise of our outstanding warrants, and the conversion of a convertible note, will cause additional shares of common stock to be issued, resulting in dilution to our existing and future common stockholders

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

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

As of March 31, 2010, we had warrants to purchase approximately 75,000 shares of common stock outstanding in addition to 2,500 shares issuable upon conversion of a convertible note. The exercise of our outstanding options and warrants, and the conversion of the note, will cause additional shares of common stock to be issued, resulting in dilution to our existing common stockholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

PRICE RANGE OF COMMON STOCK

Our common stock currently trades on the OTC:BB under the symbol “ENRJ.” Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported on Yahoo! Finance for fiscal years 2009 and 2010. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	Low	High
Fiscal 2009
Quarter ended June 30, 2008	0.95	1.20
Quarter ended September 30, 2008	4.20	5.00
Quarter ended December 31, 2008	0.45	3.16
Quarter ended March 31, 2009	0.25	1.88

Fiscal 2010
Quarter ended June 30, 2009	0.15	1.34
Quarter ended September 30, 2009	0.15	1.85
Quarter ended December 31, 2009	0.41	1.00
Quarter ended March 31, 2010	0.29	1.09

The last reported sale price of our common stock on the OTC:BB was $0.69 per share on  July 9, 2010.

(b) Holders of Common Stock

As of July 9, 2010, there were 1,146 holders of record of our common stock.

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
(d) Securities Authorized for Issuance under Equity Compensation Plans

2000/2001 Stock Option Plan

The Board of Directors approved the 2000/2001 Stock Option Plan and our stockholders ratified the plan on September 25, 2000.  The total number of options that can be granted under the plan is 200,000 shares and all such shares were previously granted to Mr. Cochennet. On August 3, 2009, we exchanged these outstanding options for 50,000 shares of our restricted common stock. Therefore, all 200,000 shares reserved for issuance under this plan are again available for issuance.

Stock Incentive Plan

The board of directors approved the EnerJex Resources, Inc. Stock Option Plan on August 1, 2002 (the “2002-2003 Stock Option Plan”). Originally, the total number of options that could be granted under the 2002-2003 Stock Option Plan was not to exceed 400,000 shares. In September 2007 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to increase the number of shares issuable to 1,000,000.  On October 14, 2008 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 1,000,000 to 1,250,000, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan.

We had previously granted 238,500 options under this plan. On August 3, 2009, we exchanged all 238,500 outstanding options for 59,700 shares of our restricted common stock. In addition, we granted 151,750 shares of restricted common stock under the Stock Incentive Plan to employees for fiscal 2009 bonuses and 59,300 shares to our officers and directors for the prior rescission of stock options in fiscal 2008.

General Terms of Plans

Officers (including officers who are members of the board of directors), directors, and other employees and consultants and our subsidiaries (if established) will be eligible to receive awards under the 2000/2001 Stock Option Plan and the Stock Incentive Plan. A committee of the board of directors will administer the plans and will determine those persons to whom awards will be granted, the number of and type of awards to be granted, the provisions applicable to each grant and the time periods during which the awards may be exercised. No awards may be granted more than ten years after the date of the adoption of the plans.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted. However the price of an incentive stock option will not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

Each option granted under the plans will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with the plans when some awards may be exercised.

Restricted stock will have full dividend, voting and other ownership rights, unless otherwise indicated in the applicable award agreement pursuant to which it is granted.  If any dividends or distributions are paid in shares of common stock during the restricted period, the applicable award agreement may provide that such shares will be subject to the same restrictions as the restricted stock with respect to which they were paid.

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

Recent Sales of Unregistered Securities

On August 3, 2009, we issued 100,000 shares of restricted common stock to C.K. Cooper & Company, LLC, valued at $100,000, in full satisfaction of C.K. Cooper’s outstanding balance payable as of the date of issuance. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 3, 2009, we issued Accuity Financial Inc. 50,000 shares of restricted common stock, valued at $50,000, for payment against Accuity’s outstanding balance payable. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 3, 2009, in an effort for us to preserve cash in light of deteriorated global economic conditions and the significant declines in commodity prices of oil and natural gas, each of the Company’s non-employee directors agreed to convert their board/committee retainers for the period from July 1, 2009 through September 30, 2009 into 32,000 shares of the Company’s restricted common stock. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

On August 3, 2009, we issued a total of 109,700 shares of our common stock in exchange for 438,500 currently outstanding options to purchase shares of our common stock.  The shares issued were issued pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

On August 3, 2009, we awarded a total of 151,750 shares of our common stock for 2009 incentive bonuses to our employees. Such shares were issued to the employees in June of 2010. The shares were awarded pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

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

Issuer Purchases of Equity Securities

In December 2009, we redeemed $150,000 of our subordinated debentures for $150,000 in cash. In accordance with the terms of the amended Debentures, 75,000 shares were tendered to us and cancelled for the $150,000 redemption.

Other than set forth above we did not repurchase any of our equity securities during the fiscal years ended March 31, 2010 or 2009.

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

Results of Operations for the Fiscal Years Ended March 31, 2010 and 2009 compared.

Income:
	Fiscal Year Ended March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$
Oil and natural gas revenues	$4,856,027	$6,436,805	$(1,580,778)

Revenues

Oil and natural gas revenues for the fiscal year ended March 31, 2010 were $4,856,027 compared to revenues of $6,436,805 in the fiscal year ended March 31, 2009. The decrease in revenues is primarily the result of the lower price per barrel of oil.  The average price per barrel we received for oil sold during the twelve months ended March 31, 2010 was $69.62 compared to $85.67 for the twelve months ended March 31, 2009. Natural gas sales accounted for less than 1% of the total revenues. There were no natural gas sales during the fiscal year ended March 31, 2010 and ended March 31, 2009 respectively.

Expenses:
	Fiscal Year Ended March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct operating costs	$1,833,108	$2,637,333	$(804,225)
Depreciation, depletion and amortization	789,455	872,230	(82,775)
Total production expenses	2,622,563	3,509,563	(887,000)

Professional fees	561,625	1,320,332	(758,707)
Salaries	835,576	849,340	(13,764)
Depreciation on other fixed assets	47,081	39,063	8,018
Administrative expenses	1,016,484	1,392,645	(376,161)
Impairment of oil & gas properties	-	4,777,723	(4,777,723)
Total expenses	5,083,329	11,888,666	(6,805,337)

Direct Operating Costs

Direct operating costs for the fiscal year ended March 31, 2010 were $1,833,108 compared to $2,637,333 for the fiscal year ended March 31, 2009. The decrease over the prior period results from the operating costs on a greater number of wells on our existing and acquired oil leases during the fiscal year ended March 31, 2010. Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the fiscal year ended March 31, 2010 was $789,455, compared to $872,230 for the fiscal year ended March 31, 2009. The decrease was primarily a result of lower production. The rate of depletion was $12.16 per barrel for the fiscal year ended March 31, 2010 as compared to $12.02 per barrel for the fiscal year ended March 31, 2009.

Professional Fees

Professional fees for the fiscal year ended March 31, 2010 were $561,625 compared to $1,320,332 for the fiscal year ended March 31, 2009. Payments for services rendered in connection with acquisition and financing activities, our audit, legal, and consulting fees are recorded as professional fees and remained relatively constant over the two fiscal years.

Salaries

Salaries for the fiscal year ended March 31, 2010 were $835,576 compared to $849,340 for the fiscal year ended March 31, 2009. The number of full-time employees was flat compared to the respective years.

Depreciation on Other Fixed Assets

Depreciation on other fixed assets fiscal year ended March 31, 2010 was $47,081 compared to $39,063 for the fiscal year ended March 31, 2009.  The increase was primarily due to depreciation on fixed assets acquired during the period.

Administrative Expenses

Administrative expenses for the fiscal year ended March 31, 2010 were $1,016,484 compared to $1,392,645 in the fiscal year ended March 31, 2009. The administrative expenses decreased resulting from less activity in development and exploration and cost cutting measures.

Impairment of Oil & Gas Properties

No impairment was recorded for the fiscal year ended March 31, 2010.  The impairment of oil and natural gas properties in the year ended March 31, 2009 of $4,777,723 represented an impairment through applying the full-cost ceiling test method.  This ceiling test was applied to all of the cost of our oil and natural gas properties accounted for under the full-cost method that were subject to amortization at March 31, 2009.  We took this impairment based on the ceiling test results during the quarter ended December 31, 2008, and was primarily due to depressed commodity prices at the time.

Reserves

Our estimated total proved PV 10 (present value) of reserves as of March 31, 2010 increased to $21.26 million from $10.63 million as of March 31, 2009. Total proved reserves at March 31, 2010 and 2009 increased approximately 40% to 1.8 million and from 1.3 million barrels of oil equivalent (BOE), over the year ended March 31, 2009. Further, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 1.8 million BOE at March 31, 2010 approximately 31% are proved developed and approximately 69% are proved undeveloped. The proved developed reserves consist of proved developed producing (78%) and proved developed non-producing (22%).

The following table presents summary information regarding our estimated net proved reserves as of March 31, 2010. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Miller and Lents, Ltd., our independent petroleum consultants. For additional information regarding our reserves, please see Note 13 to our audited financial statements as of and for the fiscal year ended March 31, 2010.

Summary of Proved Oil and Natural Gas Reserves
as of March 31, 2010

Proved Reserves Category	Gross	Net	PV10 (before tax)(1)

Proved, Developed Producing
Oil (stock-tank barrels)	822,180	443,380	$8,719,460
Natural Gas (mcf)(2)	-	-	-
Proved, Developed Non-Producing
Oil (stock-tank barrels)	201,020	126,100	$3,170,010
Natural Gas (mcf) (2)	-	-	-
Proved, Undeveloped
Oil (stock-tank barrels)	2,542,560	1,242,040	$9,372,030
Natural Gas (mcf) (2)	-	-	-
Total Proved Reserves
Oil (stock-tank barrels)	3,565,760	1,,811,520	$21,261,500
Natural Gas (mcf) (2)	-	-	-

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

As of March 31, 2010

PV10 (before tax)	$21,261,500
Future income taxes, net of 10% discount	(3,712,060)
Standardized measure of discounted future net cash flows	$17,549,440

(2)	There were no natural gas reserves at March 31, 2010.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We have classified $660,000 of the borrowings outstanding under our Credit Facility as a current liability.  As we may be unable to provide the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production at current commodity prices, we are exploring strategic initiative and JV partnerships, as well as sales of reserves in our existing properties to finance our operations and to service our debt obligations. Further, in the future we may access funds through the sale of shares under the SEDA with Paladin.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2010 as compared to March 31, 2009.

	March 31,	March 31,	Increase / (Decrease)
	2010	2009	$

Current Assets	$665,683	$898,941	233,258

Current Liabilities	$14,977,607	$2,827,015	12,150,592

Working Capital (deficit)	$(14,311,925)	$(1,928,074)	12,383,851

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

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of March 31, 2010.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at March 31, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010. We were not in compliance the three technical covenants of the Credit Facility at March 31, 2010, however, we were current with principal and interest and we have requested a waiver of this technical default from TCB.  There can be no assurance that TCB will grant us a waiver. As a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

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

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the year ended March 31, 2010 was $596,108. There was is no remaining amount of interest to accrete.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the year ended March 31, 2010 was $45,929.

The Debentures originally had a three-year term, maturing on March 31, 2010, and an interest rate equal to 10% per annum.  We further amended the Debentures in June 2009 to extend the maturity date to September 30, 2010, to allow us to pay interest in either cash or payment-in-kind interest (an increase in the amount of principal due) or payment-in-kind shares (issuance of shares of common stock), and add a provision for the conversion of the debentures into shares of our common stock.  Subsequent to the quarter ended December 31, 2009, we further amended the Debentures to extend the scheduled due dates for the January and February 2010 redemption payments to March 10, 2010.  In addition, in April of 2010, we further amended the Debentures to remove the conversion feature and extend the Maturity Date to December 31, 2010.

Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 14% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 12.5% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to an additional 2.5% of the quarterly interest payment due.  As of March 31, 2010, we have recorded additional principal on the Debentures of $368,045 and common stock of $9,792.

We again amended the Debentures on November 16, 2009 to provide for the tender and cancellation of shares by the Buyers upon retirement of a portion of the Debentures in accordance with an agreed upon schedule.  We redeemed $150,000 of the Debentures for $150,000 in cash in accordance with this amendment during the quarter ended December 31, 2009.  As a result, 75,000 shares have been tendered and will be cancelled.

We have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.  During the year ended March 31, 2010 we also repurchased $450,000 of the Debentures at a gain of $406,500.

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

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. During fiscal 2010, we were in the midst of a public equity offering when global economic conditions deteriorated and the commodity prices of oil and natural gas experienced significant declines. Our cash revenues from operations have been significantly impacted as has our ability to meet our monthly operating expenses and service our debt obligations. In the event we cannot obtain additional capital through other means to allow us to pursue our strategic plan, this would materially impact our ability to continue our desired growth. There is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

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

As of March 31, 2010, we had 14 full-time employees; however, subsequent to year-end we have reduced personnel levels by 5 full time employees and one independent contractor in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay. As drilling production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

As of March 31, 2010, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Recent Issued Accounting Standards

Accounting Standards Codification — On July 1, 2009, the Financial Accounting Standards Board (“FASB”) instituted a new referencing system, which codifies, but does not amend, previously existing nongovernmental GAAP.  The FASB Accounting Standards Codification™ (“ASC”) is now the single authoritative source for GAAP.  Although the implementation of ASC had no impact on our financial statements, certain references to authoritative GAAP literature within our footnotes have been changed to cite the appropriate content within the ASC.

FASB Accounting Standards Update (“ASU”) 2010-03 was issued on January 6, 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. The rules only apply prospectively as a change in estimate. The most significant amendments to the reserve and disclosure requirements include the following:

•
Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on an unweighted arithmetic average of the first day of the month commodity price during the 12-month period ending on the balance sheet date unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•
Reserve Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Disclosure by Geographic Area—Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and natural gas proved reserves.

•	Non-Traditional Resources—The definition of oil and natural gas producing activities will expand and focus on the marketable product rather than the method of extraction.

ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted both the FASB and the SEC rules.

Adoption of ASU 2009-05 — In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  We adopted ASU No. 2009-05 (FASB ASC 820-10).  The adoption of this statement did not have an impact on our financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instrument — We adopted FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, which is now incorporated into ASC Topic No. 825 (“ASC 825”).  This statement increases the frequency of fair value disclosures to a quarterly instead of annual basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  The adoption of this statement did not have a material impact on our financial position or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — We adopted the FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which is now incorporated into ASC Topic No. 820 (“ASC 820”).  ASC 820 provides guidelines for a broad interpretation of when to apply market-based fair value measures.  It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.

Disclosure about Derivative Instruments and Hedging Activities — We adopted FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which is now incorporated into ASC Topic No. 815 (“ASC 815”).  ASC 815 amends and expands the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of this statement did not have an impact on our financial position or results of operations.

Business Combinations — We adopted SFAS No. 141 (Revised 2007) “Business Combinations” which is now incorporated into ASC Topic No. 805 (“ASC 805”).  The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained.  Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired.  The adoption of this statement has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in the year ended March 31, 2010.

Effective Date of FASB Statement No. 157 - We also adopted FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”, which is also now incorporated into ASC Topic No. 820. The effective date was deferred for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.   The adoption of this statement did not have a material impact on our financial position or results of operations.

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

The Audit Committee, which is currently comprised of two independent directors, meets with our management and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect stockholders’ investments.

Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer, C. Stephen Cochennet, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Cochennet concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Technical Default under Credit Facility

On July 3, 2008, we entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil and gas reserves and are subject to semi-annual redeterminations.

The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter and to maintain a minimum ratio of EBITDA to senior funded debt. We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009.  We were not in compliance with the technical covenants of the Credit Facility at March 31, 2010, however, we are current with principal and interest and we have requested a waiver of this technical default from TCB.  There can be no assurance that TCB will grant us a waiver. As a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

We have received Monthly Commitment Reduction notices from Texas Capital under the Credit Facility through monthly installments.  We paid $637,000 to reduce the borrowing base during the year ended March 31, 2010. Following receipt of the notices, we commenced discussions with Texas Capital regarding a possible forbearance agreement or waiver, pursuant to which the bank would waive, postpone or delay the requirement to repay some or all of the anticipated Monthly Commitment Reductions, in order to afford us additional time to raise equity capital, increase production or consummate alternative financing transactions. The discussions are currently ongoing, although there is no assurance that we will be able to negotiate successfully a forbearance agreement or obtain any other waiver of compliance from the bank.

Although we anticipate the ability to make monthly payments of $55,000 following the most recent borrowing base review, which will be applied towards the borrowing base reduction; if we are unable to successfully negotiate a forbearance agreement, obtain a waiver of compliance or cure a borrowing base deficiency, an event of default under the Credit Facility will occur. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. We currently have approximately $6.69 million drawn under the Credit Facility. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures, described above. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

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

Name	Age	Position	Board Committee(s)(1)
C. Stephen Cochennet	52	President, Chief Executive Officer, Principal Financial Officer and Director	None
Mark Haas	53	Chief Operating Officer and Director	Restructuring
Thomas Kmak	49	Chairman	GCNC, Restructuring and Audit
Loren Moll	53	Director	GCNC, Restructuring (Chairman) and Audit
Darrel G. Palmer	51	Director	GCNC
Dierdre P. Jones(2)	44	Former Chief Financial Officer	None
Robert G. Wonish(3)	55	Former Director	Formerly GCNC (Chairman) and Audit
Daran G. Dammeyer(3)	48	Former Director	Formerly Audit (Chairman) and GCNC
Dr. James W. Rector(3)	48	Former Director	None

(1)	“GCNC” means the Governance, Compensation and Nominating Committee of the Board of Directors. “Audit” means the Audit Committee of the Board of Directors.
“Restructuring” means the Restructuring Committee of the Board of Directors.
(2)	Effective June 10, 2010, Ms. Jones resigned as our chief financial officer to pursue other opportunities.
(3)	Effective April 1, 2010, Messrs. Wonish, Dammeyer and Dr. Rector resigned as members of our board of directors.

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

Mark Haas. Mr. Haas has been the President of Haas Petroleum, LLC, an oil and natural gas operator, since its inception in 1974. He is also the President of Skyy Drilling, LLC, a full service drilling company formed in 2002, and the Managing Director of MorMeg, LLC, an E&P company. From 1970 until 1974, Mr. Haas worked at Haas Oil Company where he learned the fundamentals of Kansas oil production and geology from his father, Mr. John Haas, who was inducted into the Kansas Oil Producers Hall of Fame for his vast contributions to the state’s oil industry and is patriarch of four generations in the oil industry. Haas Oil Company was founded in 1955 by Mark Haas’ father, who continues to be active in the oil industry, consults with Mark on a regular basis.

Since its formation in 1974, Haas Petroleum has grown from being a small producer to becoming one of the top oil producers in the state of Kansas and is licensed to operate in both Kansas and Oklahoma and has recently begun operations in Texas.  Mr. Haas owns four full service drilling rigs and employs a total of 40 full-time employees among his service and producing operations. Mr. Haas serves as the operator of our Greenwood and Woodson counties Joint Development program and has consulted with EnerJex on our other operations since 2007.

Thomas Kmak. Since October of 2007, Mr. Kmak has been the CEO of Fiduciary Benchmarks Insights, LLC which provides benchmarking of fees and services for defined contribution plans through advisors/consultants, recordkeepers and other plan service providers. Prior to founding Fiduciary Benchmarks, Tom was CEO of JPMorgan Retirement Plan Services. Tom started that business in 1990 and when he left 18 years later it employed 1,100 people serving 200 large plan sponsors with over 1.5 million participants and over $115 billion in assets. Tom graduated Phi Beta Kappa with Bachelor of Arts degrees in economics and computational mathematics from DePauw University in Greencastle, Indiana.

Loren Moll. Since November 1996, Mr. Moll has been a partner of Caldwell & Moll, L.C., a law firm in Overland Park, Kansas.  Mr. Moll has 24 years of experience in the practice of law. His practice has focused on the representation of small businesses and entrepreneurs concerning a wide array of both everyday and complex legal issues.   In addition to practicing law, since 2003 Mr. Moll has served as a director of Petrol Oil and Gas, Inc., a publicly traded energy development company, where he has also served as President and CEO.  Prior to starting his own law firm, Mr. Moll was an associate attorney at Bryan Cave LLP and partner of Lewis, Rice and Fingersh, L.C.  Mr. Moll graduated from the University of Kansas with a Bachelor of Arts degree and a Juris Doctorate.

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

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

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

Board of Directors

Our board of directors currently consists of five members. Our directors serve one-year terms. Our board of directors has affirmatively determined that Messrs., Palmer and Kmak and Moll are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

On May 4, 2007, we established and appointed initial members to the audit committee of our board of directors. Mr. Kmak is the chairman and Mr. Moll serves as the other member of the committee.  Currently, none of the members of the audit committee are, or have been, our officers or employees, and each member qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.  The Board of Directors has determined that Mr. Kmak is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The audit committee held five meetings during fiscal 2010, when its members consisted of Messrs. Dammeyer and Wonish.

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

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Messrs. Kmak, Moll and Palmer.  Mr. Kmak serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things; identifying, reviewing, and evaluating individuals qualified to become members of the Board, setting the compensation of the Chief Executive Officer and performing other compensation oversight, reviewing and recommending the nomination of Board members, and administering our equity compensation plans. The governance, compensation and nominating committee held five meetings during fiscal 2010, when its members consisted of Messrs. Wonish, Dammeyer and Palmer.

Restructuring Committee

The restructuring committee is comprised of Messrs. Moll and Kmak.  Mr. Moll serves as the chairman of the restructuring committee.  The restructuring committee shall work with management and outside professionals to address the potential for restructuring of EnerJex in any and all areas and respects, including management structure, delegation of authority and any and all strategies and courses of action for EnerJex and its future as a going concern.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal years ended March 31, 2010 and 2009 for our chief executive officer and chief financial officer. We did not have any other executive officers as of the end of fiscal 2010 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compen- sation ($)		Total ($)

C. Stephen Cochennet	2010	$150,000	$-		-	$33,333.34	(2)	$183,333.34
President, Chief Executive Officer	2009	$186,525	$50,000		-	-		$236,525
Dierdre P. Jones(1)	2010	$140,000	$20,000	(3)	-	-		$160,000
Former Chief Financial Officer	2009	$128,808	$10,000		-	-		$138,808

(1)	Ms. Jones resigned as our chief financial officer in June of 2010.
(2)	Amount represents the estimated total fair market value of shares of common stock issued to Mr. Cochennet in lieu of salary under SFAS 123(R).
(3)	Amount represents the estimated total fair market value of shares of common stock issued to Ms. Jones as a bonus under SFAS 123(R).

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of March 31, 2010.

		Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

C. Stephen Cochennet	2010	-	-	-	-
Dierdre P. Jones	2010	-	-	-	-

Option Exercises for fiscal 2010

There were no options exercised by our named executive officers in fiscal 2010. However, on August 3, 2009, we issued a total of 109,700 shares of our common stock in exchange for 438,500 then outstanding options to purchase shares of our common stock. See “Securities Authorized for Issuance under Equity Compensation Plans” for a description of our outstanding equity compensation plans.

Employment Agreements

C. Stephen Cochennet – Chief Executive Officer

On August 1, 2008, we entered into an employment agreement with C. Stephen Cochennet, our president and chief executive officer. Mr. Cochennet’s employment agreement was approved by the governance, compensation and nominating committee of our board of directors.

In general, Mr. Cochennet’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites, such as long-term disability insurance, director and officer insurance, and an automobile allowance. The original term of Mr. Cochennet’s employment agreement runs from August 1, 2008 until July 31, 2011. The term of the employment agreement is automatically extended for additional one year terms unless otherwise terminated in accordance with its terms.

Mr. Cochennet’s employment agreement provides for an initial annual base salary of $200,000, which may be adjusted by the governance, compensation and nominating committee or our board of directors.

In addition, Mr. Cochennet is eligible to receive an annual bonus of up to 100% of his applicable base salary in cash or shares of restricted stock (if approved by stockholders) subject to our obtaining certain business objectives established by our board of directors. In addition Mr. Cochennet is eligible to receive long-term incentives of up to 135,000 options to purchase shares of our common stock based upon our achievement of specified performance targets. Additional information regarding these options is set forth in the following table.

Fiscal Year	Potential Grant Date	Maximum # of Options	Strike Price of Options	Option Expiration Date*
2009	7/1/2009	30,000	Fair market value on grant date	6/30/2010
2010	7/1/2010	45,000	Fair market value on grant date	6/30/2010
2011	7/1/2011	60,000	Fair market value on grant date	6/30/2010

*	The options shall be immediately vested and exercisable from the grant date through the option expiration date.

The number of stock options granted each fiscal year shall be based upon a schedule set forth in Mr. Cochennet’s employment agreement and will be prorated if actual performance does not equal or exceed 100% of the targeted performance conditions. Mr. Cochennet must be employed by us on the grant date to receive the stock options.

The maximum number of options available to be earned by Mr. Cochennet each year is subject to a “catch-up” provision, such that if an element in any year is missed, it may be “caught-up” in a subsequent year, so long as the cumulative goal is met. For example, if the 2009 share price element of $11.00 is not met by March 31, 2009, Mr. Cochennet would still be able to earn the available options for this element if our share price is at least $16.85 on March 31, 2010, or $22.55 on March 31, 2011. Any caught-up options would be granted at the then current stock price. The cumulative goal for Mr. Cochennet’s long-term incentive compensation is comprised of three factors; a 35% year over year net reserve growth (40% of the goal), a 35% year over year net production increase (30% of the goal), and the previously stated share price increases (30% of the goal).

As consideration for his efforts during fiscal 2008 we also agreed to pay Mr. Cochennet a $50,000 cash bonus and grant him 75,000 options to purchase shares of our common stock at $6.25 per share; 30,000 vested immediately upon grant and the remaining 45,000 were to vest over a three year period. These options were rescinded in November 2008 at the request of the board’s compensation committee and with the approval of Mr. Cochennet in an effort to reduce compensation expense which, through non-cash, would have had a substantial negative impact on our financial statements and results of operations for the quarter ended September 30, 2008.  Shares subject to these options were returned to the plan and are available for future issuance. On August 3, 2009, we issued Mr. Cochennet 18,800 shares of twelve month restricted stock in consideration for the prior rescission of the options discussed above.

In the event of a termination of employment with us by Mr. Cochennet for “good reason”, which includes by reason of a “change of control”, or by us without “cause” (each as defined in the employment agreement), Mr. Cochennet would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to the annual incentive amount (assuming achievement at 100% of target) that Mr. Cochennet would have earned if he had remained employed through June 30th following the last day of the current fiscal year; (iii) a lump sum payment equal to an amount equal to the lesser of (a) 12-months base salary or (b) the base salary Mr. Cochennet would have received had he remained in employment through the end of the then-existing term of the agreement; and (iv) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Cochennet’s employment with us by reason of incapacity, disability or death, Mr. Cochennet, or his estate, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment or death; (ii) a lump sum payment equal to the annual incentive amount (assuming achievement at 100% of target) that Mr. Cochennet would have earned if he had remained employed through June 30th following the last day of the current fiscal year; and (iii) a lump sum payment equal to an amount equal to six-months base salary.

In the event of a termination of Mr. Cochennet’s employment by us for “cause” (as defined in the employment agreement), Mr. Cochennet would receive all earned but unpaid base salary through the date of termination of employment. However, if a dispute arises between us and Mr. Cochennet that is not resolved within 60 days and neither party initiates arbitration proceedings pursuant to the terms of the employment agreement, we will have the option to pay Mr. Cochennet a lump sum payment equal to six-months base salary in lieu of any and all other amounts or payments to which Mr. Cochennet may be entitled relating to his employment.

Effective April 1, 2010, C. Stephen Cochennet, the Registrant’s chief executive officer and president, agreed to waive all salary payable to him (approximately $50,000) for the months of April, May and June of 2010. All other terms and provisions of Mr. Cochennet’s employment agreement dated August 1, 2008 remain unchanged.

Dierdre P. Jones – Chief Financial Officer

On July 23, 2008, Dierdre P. Jones, our former director of finance and accounting, was appointed our chief financial officer. On August 1, 2008, we entered into an employment agreement with Ms. Jones. The employment agreement was approved by the governance, compensation and nominating committee of our board of directors. Ms. Jones resigned as our chief financial officer on June 10, 2010 to pursue other business opportunities.

Potential Payments Upon Termination or Change in Control

We entered into employment agreements with our chief executive officer and our chief financial officer, which could result in payments to such officers because of their resignation, incapacity or disability, or other termination of employment with us or our subsidiaries, or a change in control, or a change in their responsibilities following a change in control.

In Aril of 2010, we experienced a change in control, as defined in our executive employment agreements, when three of the members of our board of directors (Messrs. Dammeyer, Wonish and Dr. Rector) resigned and were replaced by three new members (Messrs. Kmak, Haas and Moll).  As of the date of this report, we have not received any claims or paid any payments as a result of this change in control.

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended March 31, 2010 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $		Option Awards (2) $	All Other Compensation $		Total $
Daran G. Dammeyer(1)	$27,375	$15,000	(2)	$-0-	$12,375	(3)	$70,000

Darrel G. Palmer	$45,000	$15,000	(2)	$-0-	$70,000	(3)	$46,500

Robert G. Wonish(1)	$20,625	$10,000	(2)	$-0-	$17,250	(3)	$49,000

Dr. James W. Rector(1)	$1,500	$10,000	(2)	$-0-	$11,500	(3)	$22,500

(1)	Effective April 1, 2010, Messrs. Wonish, Dammeyer and Dr. Rector resigned as members of our board of directors.

(2)	Amount represents the estimated fair market value of shares of common stock issued for board retainer fee for fiscal year ended March 31, 2010 under SFAS 123(R).

(3)	Represents the amount of accrued but unpaid director and committee member fees for fiscal year ended March 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of EnerJex’s knowledge, about the ownership of EnerJex’s common stock on July 9, 2010 relating to those persons known to beneficially own more than 5% of EnerJex’s capital stock and by EnerJex’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 5,133,873 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 9, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnerJex’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
C. Stephen Cochennet, President & Chief Executive Officer(3)	542,061		10.6%
Mark Haas, Chief Operating Officer and Director	189,000	(4)	3.7%
Thomas Kmak, Director(3)	228,677	(5)	4.5%
Darrel G. Palmer, Director(3)	32,000		*
Loren Moll, Director(3)	-0-		*

Directors and Officers as a Group	991,738		19.3%

West Coast Opportunity Fund LLC(6)	954,098		18.6%
West Coast Asset Management, Inc. Paul Orfalea, Lance Helfert & R. Atticus Lowe 2151 Alessandro Drive, #100 Ventura, CA 93001
Enable Growth Partners L.P.(7)	286,270		5.6%
Enable Capital Management, LLC Mitchell S. Levine One Ferry Building, Suite 225 San Francisco, CA 94111

*	Represents beneficial ownership of less than 1%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of EnerJex Resources: Corporate Woods 27, Suite 350, 10975 Grandview Drive, Overland Park, Kansas 66210.
(4)	Includes 129,000 shares held by MorMeg, LLC, which is controlled by Mr. Haas.
(5)	98,270 shares held in Mr. Kmak’s IRA.
(6)
Based on a Schedule 13D filed with the SEC on February 13, 2010, the investment manager of West Coast Opportunity Fund, LLC (“WCOF”) is West Coast Asset Management (“WCAM”).  WCAM has the authority to take any and all actions on behalf of WCOF, including voting any shares held by WCOF.  Paul Orfalea, Lance Helfert and R. Atticus Lowe constitute the Investment Committee of WCOF.  Messrs. Orfalea, Helfert and Lowe disclaim beneficial ownership of the shares.

(7)
Based on a Schedule 13G/A filed with the SEC on February 11, 2010, Enable Capital Management, LLC, as general and investment manager of Enable Growth Partners L.P. and other clients, may be deemed to have the power to direct the voting or disposition of shares of common stock held by Enable Growth Partners L.P. (265,667 shares of common stock. Therefore, Energy Capital Management, LLC, as Enable Growth Partners L.P.’s and those other accounts’ general partner and investment manager, and Mitchell S. Levine, as managing member and majority owner of Enable Capital Management, LLC, may be deemed to beneficially own the shares of common stock owned by Enable Growth Partners L.P. and such other accounts.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2010 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	0	—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	0	—	—
As of March 31, 2010, we have granted 254,270 shares of restricted stock under our  Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We describe below transactions and series of similar transactions that have occurred during this fiscal year to which we were a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($72,446); and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the year ended March 31, 2010. Mark Haas, our chief operating officer and a director, was paid $10,000 in cash for consulting fees. In addition, Mr. Haas is also the managing member of MorMeg, LLC, the operator of our Black Oaks Project. On January 4, 2010, we issued to MorMeg, LLC 45,000 shares of restricted common stock for payment of consulting fees accrued from July 2009 through March 31, 2010 and 65,000 shares of restricted common stock as payment for granting an extension on the date required to provide additional development funding on the Black Oaks project.

Director Independence

Our board of directors has affirmatively determined that Messrs. Kmak and Moll are independent directors, as defined by Section 803 of the American Stock Exchange Company Guide. Mr. Palmer is not eligible to serve on our Audit Committee pursuant to Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

Weaver & Martin, LLC served as our principal independent public accountants for fiscal  2010 and 2009 years. Aggregate fees billed to us for the fiscal years ended March 31, 2010 and 2009 by Weaver & Martin, LLC were as follows:

	For the Fiscal Years Ended March 31,
	2010	2009

Audit Fees(1)	$63,000	$56,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	10,000	10,000
All Other Fees(4)		19,718
Total fees of our principal accountant	$73,000	$85,718

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

Audit Committee Policies and Procedures

Our Audit Committee pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. The members of the Audit Committee then make a determination to approve or disapprove the engagement of Weaver & Martin for the proposed services. In fiscal 2010, all fees paid to Weaver & Martin were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountants engagement to audit the registrants financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountants full-time, permanent employees.

AUDIT COMMITTEE AND INDEPENDENT PUBLIC ACCOUNTANTS

Qualification Of Audit Committee Members

                   Our Audit Committee consists of two independent directors, each of whom has been selected for membership on the Audit Committee by the Board of Directors based on the Boards determination that he is fully qualified to oversee EnerJexs internal audit function, assess and select independent auditors, and oversee EnerJexs financial reporting processes and overall risk management. The Audit Committee has the authority to seek advice and assistance from outside legal, accounting or other advisors and exercises such authority as it deems necessary. The full text of the charter of the Audit Committee can be found in the investor section of our website at www.enerjexresources.com.

Through a range of education, experiences in business and executive leadership and service on the boards of directors, and through experience on EnerJexs Board of Directors and Audit Committee, each member of the Committee has an understanding of generally accepted accounting principles and has experience in evaluating the financial performance of public companies. Moreover, the Audit Committee members have gained valuable special knowledge of the financial condition and performance of EnerJex. The Board has determined that Daran G. Dammeyer is a financial expert as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

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

The Audit Committee has reviewed and discussed with our management the audited financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“10-K”).

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

Thomas Kmak (Chairman)
Loren Moll

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

10.1. Financial Statements

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

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
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

10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20
Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)

10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)
10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc.
10.25	Debenture Holder Amendment Letter dated April 1, 2010
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated July 13 and effective March 31, 2010
23.2	Consent of Weaver & Martin, LLC
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet, Chief Executive Officer

Date: July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. Stephen Cochennet	President, Chief Executive Officer,	July 14, 2010
C. Stephen Cochennet	(Principal Executive Officer), Secretary Director

/s/ Mark Haas	Chief Operating Officer, Director	July 14, 2010
Mark Haas

/s/ Tom Kmak	Director, Chairman	July 14, 2010
Tom Kmak

/s/ Loren Moll	Director	July 14, 2010
Loren Moll

/s/ Darrel G. Palmer	Director	July 14, 2010
Darrel G. Palmer

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
EnerJex Resources, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of EnerJex Resources, Inc. as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerJex Resources, Inc. as of March 31, 2010 and 2009 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Weaver & Martin

Weaver & Martin, LLC
Kansas City, Missouri
July 14, 2010

EnerJex Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2010	2009

Assets
Current assets:
Cash	$169,163	$127,585
Accounts receivable	330,102	462,044
Prepaid debt issue costs	-	45,929
Deposits and prepaid expenses	166,418	263,383
Total current assets	665,683	898,941

Fixed assets	371,885	365,019
Less: Accumulated depreciation	120,545	63,988
Total fixed assets	251,340	301,031

Other assets:
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	-	31,183
Properties subject to amortization	5,891,994	6,449,023
Total other assets	5,891,994	6,480,206
Total assets	$6,809,017	$7,680,178

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$877,511	$1,016,168
Accrued liabilities	417,142	87,811
Derivative liability	1,184,178	-
Convertible note payable	25,000	-
Long-term debt, current	9,182,679	1,723,036
Total current liabilities	11,686,510	2,827,015

Asset retirement obligation	883,589	803,624
Derivative liability	2,364,068
Convertible note payable	-	25,000
Long-term debt, net of discount at March 31, 2009 of $596,108	43,440	7,818,163
Total liabilities	14,977,607	11,473,802
Contingencies and commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –5,053,189 at March 31, 2010 and 4,443,512 at March 31, 2009 and 4,836 of owned but not issued stock at March 31, 2010	5,058	4,444
Paid in capital	9,505,417	8,932,906
Retained (deficit)	(17,679,065)	(12,730,974)
Total stockholders’ equity (deficit)	(8,168,590)	(3,793,624)

Total liabilities and stockholders’ equity (deficit)	$6,809,017	$7,680,178

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Fiscal Years Ended
	March 31,
	2010	2009

Oil and natural gas revenues	$4,856,027	$6,436,805

Expenses:
Direct operating costs	1,833,108	2,637,333
Depreciation, depletion and amortization	836,536	911,293
Impairment of oil and gas properties	-	4,777,723
Professional fees	561,625	1,320,332
Salaries	835,576	849,340
Administrative expense	1,016,484	1,392,645
Total expenses	5,083,329	11,888,666

Loss from operations	(227,302)	(5,451,861)

Other income (expense):
Interest expense	(751,470)	(882,426)
Loan interest accretion	(596,108)	(2,814,095)
Gain on liquidation of hedging instrument	-	3,879,050
Gain on repurchase of debentures	436,500	-
Loss on derivatives	(3,911,063)	-
Other Gain/(Loss)	101,352	(37,736)
Total other income (expense)	(4,720,789)	144,793

Net income - (loss)	$(4,948,091)	$(5,307,068)

Weighted average shares outstanding - basic	4,743,774	4,443,249

Net income (loss) per share - basic	$(1.04)	$(1.19)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Par Value	Paid in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)

Balance, April 1, 2008	4,440,651	$4,441	$8,853,457	$7,423,906)	$1,433,992

Stock options issued for services	-	-	67,452	-	67,452
Stock issued for services	2,182	2	11,998	-	12,000
Stock issued in reverse stock split	679	1	(1)	-	-
Net (loss) for the year	-	-	-	(5,307,068)	(5,307,068)
Balance, March 31, 2009	4,443,512	4,444	8,932,906	(12,730,974)	(3,793,624)

Stock issued for services and interest	365,416	370	328,422	-	328,792
Stock issued for employees and directors	314,261	314	274,019	-	274,333
Stock redeemed and cancelled	(70,000)	(70)	(29,930)	-	(30,000)
Net loss for the year	-	-	-	(4,948,091)	(4,948,091)
Balance, March 31, 2010	5,053,189	$5,058	$9,505,417	$(17,679,065)	$(8,168,590)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.
Consolidated Statements of Cash Flows
	For the Fiscal Years Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net (loss)	$(4,948,091)	$(5,307,068)
Depreciation and depletion	869,251	950,357
Debt issue cost amortization	45,929	157,191
Stock and options issued for services and interest	328,792	79,452
Accretion of interest on long-term debt discount	596,108	2,814,095
Accretion of asset retirement obligation	75,687	60,864
Loss on derivatives	3,548,245	-
Gain on purchase of debentures	(436,500)	-
Stock issued to employees and directors	274,333	-
Loss on sale of fixed assets	25,999	-
Principal issued on debentures for interest	368,045	-
Impairment of oil & gas properties	-	4,777,723
Adjustments to reconcile net (loss) to cash provided by operating activities:
Accounts receivable	131,942	(234,989)
Deposits and prepaid expenses	96,965	24,224
Accounts payable	(138,659)	599,334
Accrued liabilities	329,330	17,350
Deferred payment from Euramerica for development	-	(251,951)
Cash provided by operating activities	1,167,376	3,686,582

Cash flows from investing activities
Purchase of fixed assets	(72,603)	(204,200)
Additions to oil & gas properties	(228,962)	(3,123,003)
Sale of oil & gas properties	32,000	300,000
Proceeds from sale of vehicle	16,500
Cash used in investing activities	(253,065)	(3,027,203)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net	(193,500)	(965,000)
Borrowings on long-term debt	38,480	11,274,843
Payments on long-term debt	(717,713)	(11,792,641)
Cash used in financing activities	(872,733)	(1,482,798)

Increase (decrease) in cash and cash equivalents	41,578	(823,419)
Cash and cash equivalents, beginning	127,585	951,004
Cash and cash equivalents, end	$169,163	$127,585

Supplemental disclosures:
Interest paid	$325,625	$768,053
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services	$603,125	$-
Principal issued on debentures for interest	$368,045	$-
See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our operations are considered to fall within a single industry segment, which is the acquisition, development, exploitation and production of natural gas and crude oil properties in the United States.  All significant intercompany balances and transactions have been eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the consolidated financial statements are: (1) oil revenues and reserves; (2) depreciation, depletion and amortization; (3) valuation allowances associated with income taxes (4) accrued assets and liabilities; (5) stock-based compensation; (6) asset retirement obligations and (7) valuation of derivative instruments.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized when items of income and expense are recognized in the financial statements in different periods than when recognized in the applicable tax return. Deferred tax assets arise when expenses are recognized in the financial statements before the tax returns or when income items are recognized in the tax return prior to the financial statements. Deferred tax assets also arise when operating losses or tax credits are available to offset tax payments due in future years. Deferred tax liabilities arise when income items are recognized in the financial statements before the tax returns or when expenses are recognized in the tax return prior to the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date when the change in the tax rate was enacted.

We routinely assess the realizability of our deferred tax assets.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance.  In addition we routinely assess uncertain tax positions, and accrue for tax positions that are not more-likely-than-not to be sustained upon examination by taxing authorities.

Fair Value Measurements

Accounting guidance establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions.  Additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy.  We incorporate a credit risk assumption into the measurement of certain assets and liabilities

Cash and Cash Equivalents

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

The estimates of proved natural gas, crude oil and natural gas liquids reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements.

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

Major Purchasers

For the years ended March 31, 2010 and 2009 we sold all of our oil production to one purchaser’.

Recent Issued Accounting Standards

Accounting Standards Codification — On July 1, 2009, the Financial Accounting Standards Board (“FASB”) instituted a new referencing system, which codifies, but does not amend, previously existing nongovernmental GAAP.  The FASB Accounting Standards Codification™ (“ASC”) is now the single authoritative source for GAAP.  Although the implementation of ASC had no impact on our financial statements, certain references to authoritative GAAP literature within our footnotes have been changed to cite the appropriate content within the ASC.

FASB Accounting Standards Update (“ASU”) 2010-03 was issued on January 6, 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. The rules only apply prospectively as a change in estimate. The most significant amendments to the reserve and disclosure requirements include the following:

·
Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on an unweighted arithmetic average of the first day of the month commodity price during the 12-month period ending on the balance sheet date unless contractual arrangements designate the price to be used.

·	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

·	Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

·	Reserve Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

·
Reserve Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

·	Disclosure by Geographic Area—Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and natural gas proved reserves.

·	Non-Traditional Resources—The definition of oil and natural gas producing activities will expand and focus on the marketable product rather than the method of extraction.

ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted both the FASB and the SEC rules.

Adoption of ASU 2009-05 — In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  We adopted ASU No. 2009-05 (FASB ASC 820-10).  The adoption of this statement did not have an impact on our financial position or results of operations.

Interim Disclosures about Fair Value of Financial Instrument — We adopted FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, which is now incorporated into ASC Topic No. 825 (“ASC 825”).  This statement increases the frequency of fair value disclosures to a quarterly instead of annual basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  The adoption of this statement did not have a material impact on our financial position or results of operations.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — We adopted the FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which is now incorporated into ASC Topic No. 820 (“ASC 820”).  ASC 820 provides guidelines for a broad interpretation of when to apply market-based fair value measures.  It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.

Disclosure about Derivative Instruments and Hedging Activities — We adopted FASB Statement No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” which is now incorporated into ASC Topic No. 815 (“ASC 815”).  ASC 815 amends and expands the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of this statement did not have an impact on our financial position or results of operations.

Business Combinations — We adopted SFAS No. 141 (Revised 2007) “Business Combinations” which is now incorporated into ASC Topic No. 805 (“ASC 805”).  The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained.  Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired.  The adoption of this statement has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in the year ended March 31, 2010.

Effective Date of FASB Statement No. 157 - We also adopted FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”, which is also now incorporated into ASC Topic No. 820. The effective date was deferred for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.   The adoption of this statement did not have a material impact on our financial position or results of operations.

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

Note 3 – Stock Transactions

Stock transaction in fiscal 2010:

We issued 355,000 shares of our stock for services during the year ended March 31, 2010.  The value of the stock was $1 per share which approximated the market value at the time the obligations were settled.

We issued 10,416 shares of stock and have unissued but owed 4,836 shares of stock for payment in kind interest on our debentures.  The value assigned to the transaction varied from $.46 to $1.28 and was based on the approximate market value at the time the obligations were settled.

We issued 109,700 shares of stock in order to cancel the 438.500 outstanding options.  The value assigned to the transaction was $1 per share and was based on the approximate market value at the time the exchange was made.

We issued 204,561 to employees and directors for services.  The value of the stock ranged from $.45 to $1.00 per share and was based on the approximate market value at the time the obligations were settled.

We purchased debentures from the holders and in connection with the purchase we received 75,000 of our shares.  We cancelled 70,000 shares by March 31, 2010 and will cancel an additional 5,000 shares.  The value assigned to this acquisition was based on the market value of the shares and debentures at the time of purchase.  We recorded a $30,000 reduction in equity for this transaction.

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

2000-2001 Stock Option Plan

The Board of Directors approved a stock option plan and our stockholders ratified the plan on September 25, 2000.  The total number of options that can be granted under the plan is 200,000 shares.  At March 31, 2010, there were no outstanding options.

Stock Option Plan

On May 4, 2007, we amended and restated the EnerJex Resources, Inc. Stock Option Plan to rename the plan and to increase the number of shares issuable under the plan to 1,000,000.  Our stockholders approved this plan in September of 2007.  At March 31, 2010 there were no outstanding options.

Option transactions in fiscal 2009:

We cancelled 20,000 options in accordance with the provisions regarding terminations in Stock Option Plan.

At March 31, 2009, we included as expense $67,452 relating to the options that were for services earned over a one-year period.

A summary of stock options and warrants is as follows:
	Options		Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding April 1, 2008	458, 500		$6.30	75,000	$3.00
Granted	-		-	-	-
Cancelled	(20,000)		(6.25)	-	-
Exercised	-		-	-	-
Outstanding March 31, 2009	438,500		$6.30	75,000	$3.00
Granted	-		-	-	-
Cancelled	(438,500	) )	(6.30)	-	-
Exercised	-		-	-	-
Outstanding March 31, 2010	-		-	75,000	$3.00

Note 4 – Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation at April 1, 2008	$459,689
Liabilities incurred during the period	283,071
Liabilities settled during the period	-
Accretion	60,864
Asset retirement obligations, March 31, 2009	803,624
Liabilities incurred during the period	4,281
Liabilities settled during the period	-
Accretion	75,684
Asset retirement obligations, March 31, 2010	$883,589

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

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of March 31, 2010.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at March 31, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.  We were not in compliance with the three covenants at March 31, 2010; however, we are current in principal and interest payments..

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

The proceeds from the Debentures were allocated to the long-term debt and the stock issued based on the fair market value of each item that we calculated to be $9.0 million.  Since each of the instruments had a value equal to 50% of the total, we allocated $4.5 million to stock and $4.5 million to the note.  The loan discount costs of $4.5 million will accrete as interest based on the interest method over the period of issue to maturity or redemption.  The amount of interest accreted for the years ended March 31, 2010 and 2009 was $596,108 and $2,814,095. Of the $2,814,095 interest accreted during the period ended March 31, 2009, $2,112,267 relates to the redemption of $6.3 million of the Debentures.  At March 31, 2010 all of the interest has been accreted.

We incurred debt issue costs totaling $466,835.  The debt issue costs are initially recorded as assets and are amortized to expense on a straight-line basis over the life of the loan.  The amount expensed in the years ended March 31, 2010 and 2009 were $45,929 and $268,453. Of this amount, $195,559 was expensed upon the redemption of $6.3 million of the Debentures.

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

Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 10% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 12.5% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to an additional 2.5% of the quarterly interest payment due.  As of March 31, 2010, we have recorded additional principal on the Debentures of $368,045 and common stock issued and unissued of $9,792.

We amended the Debentures on November 16, 2009 to provide for the tender and cancellation of shares by the Buyers upon retirement of a portion of the Debentures in accordance with an agreed upon schedule.  We redeemed $150,000 of the Debentures for $150,000 in cash in accordance with this amendment during the quarter ended December 31, 2009.  As a result, 75,000 shares have been or will be tendered and cancelled.  We recorded a gain on the purchase of debentures of $30,000 based on the relative fair value of the debentures and stock tendered.

We have no prepayment penalty so long as we maintain an effective registration statement with the Securities Exchange Commission and provided we give six (6) business days prior notice of redemption to the Buyers.  During the year ended March 31, 2010, we repurchased $450,000 of the Debentures for $43,500 resulting in a gain of $406,500.

Convertible and Other Long-Term Debt

On August 3, 2006, we sold a $25,000 convertible note that has an interest rate of 6% and matures August 2, 2010.  The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $10.00 per share.

We financed the purchase of vehicles through a bank.  The notes are for four years and the weighted average interest is 7.2% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at March 31, 2010:

Credit Facility	$6,691,000
Debentures	2,468,045
Vehicle notes payable	67,074
Total long-term debt	9,226,119
Less current portion	(9,182,679)
Long-term debt	$43,440

Principal amounts are due on long-term and convertible debt as follows: Year ended March 31, 2011 -$9,182,679 , March 31, 2012 -$24,063 , March 31, 2013 -$16,217, March 31, 2014 -$3,160.

Note 6 – Oil & Gas Properties

On April 9, 2007, we entered into a “Joint Exploration Agreement” with a shareholder, MorMeg, LLC, whereby we agreed to advance $4.0 million to a joint operating account for further development of MorMeg’s Black Oaks leaseholds in exchange for a 95% working interest in the Black Oaks Project. We will maintain our 95% working interest until payout, at which time the MorMeg 5% carried working interest will be converted to a 30% working interest and our working interest becomes 70%. Payout is generally the point in time when the total cumulative revenue from the project equals all of the project’s development expenditures and costs associated with funding.  Pursuant to amendments to the Joint Exploration Agreement, we had until March 31, 2010 to contribute additional capital toward the Black Oaks Project development. If we elect not to contribute further capital to the Black Oaks Project prior to the project’s full development while it is economically viable to do so, or if there is more than a thirty day delay in project activities due to lack of capital, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains.

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

Capitalized costs of oil and natural gas producing properties

Our aggregate capitalized costs related to oil and natural gas producing activities are as follows:

	March 31, 2010	March 31, 2009
Proven	$9,131,405	$8,866,979
Unevaluated and unproved	-	31,183
Accumulated depreciation and depletion	(2,607,411)	(1,817,956)
Sale of properties	(632,000)	(600,000)
Net capitalized costs	$5,891,994	$6,480,206

Unproved and unevaluated properties are not included in the full-cost pool and are therefore not subject to depletion or depreciation. These assets consist primarily of leases that have not been evaluated. We will continue to evaluate our unproved and unevaluated properties; however, the timing of such evaluation has not been determined.

Capitalized costs incurred for oil and natural gas producing activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	March 31, 2010	March 31, 2009
Acquisition of proved and unproved properties	$-	$123,040
Development costs	228,962	2,999,963
Exploration costs	-	-
Total	$228,962	$3,123,003

Note 7 – Related party transactions

In August 2008, we paid $20,000 to a non-employee director and former member of the audit committee for assisting in the establishment and development of the audit committee and for his involvement and assistance to the chief executive officer in finalizing the hedging instrument with BP.

We have previously entered into consulting agreements and acquired some leases and utilize entities affiliated with a Director.  The Director was paid $55,000 for consulting and received stock for the extension of certain agreements totaling $65,000.

Note 8 – Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013.  Rent expense for the years ended March 31, 2010 and 2009 were approximately $71,000 and future minimum payments are approximately $72,000 to $75,600 for years ended March 31, 2011-2013 and $38,750 for the year ended March 31, 2014.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of March 31, 2010, we have no reserve for environmental remediation and are not aware of any environmental claims.

Note 9 – Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended March 31, 2010 and 2009 because there was a net loss and a valuation allowance that offsets the deferred tax amounts.  At March 31, 2010 we have a net operating loss carryforward of approximately $9,597,000 expiring in 2021-2024.

Significant components of the deferred tax assets and liabilities are as follows:

	March 31, 2010	March 31, 2009
Non-current deferred tax asset:
Impaired oil & gas costs and long-lived assets	$1,825,000	$1,864,700
Derivative instruments	1,206,400	—
Net operating loss carry-forward	3,263,000	2,754,600
Valuation allowance	(6,294,400)	(4,619,300)
Total deferred tax net	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2010	March 31, 2009
Statutory tax rate	34.0%	34.0%
Equity based compensation	-%	(1.0)%
Derivative instruments	(24.4)%	-%
Oil & gas costs and long-lived assets	(.8)%	(29.0)%
Change in valuation allowance	(10.4)%	(4.0)%
Effective tax rate	-%	-%

ASC 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Our policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our Consolidated Statements of Operations.  For the years ended March 31, 2010 and 2009, respectively, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions recognized in our provision for income taxes.

Note 10 – Fair Value Measurements

We hold certain financial assets which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”)..   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company’s Level 1 assets include cash, receivable, payables, notes payable and convertible debt.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  We consider the derivative liability to be Level 2.  We  determine the fair value of  derivative liability utilizing various inputs, including NYMEX price quotations and contract terms.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have no level 3 assets or liabilities.

Our derivative instruments consist of variable to fixed price commodity swaps.

		Fair Value Measurement
	Total Amount	Level 1	Level 2	Level 3
Crude oil contracts	$3,548,245	$-	$3,548,245	$-

Note 11 – Derivative Instruments

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

The following derivative contracts were in place at December 31, 2010:

	Term	Monthly Volumes	Price per Bbl	Fair Value
Crude oil swap	4/10-12/13	2,266 Bbl	$57.30	$(3,428,307)
Crude oil swap	4/10-3/11	963 Bbls	$77.05	$(119,938)
				$(3,548,245)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.  We recorded a loss of $3,911,063 in the year ended March 31, 2010.

Note 12 – Income (Loss) Per Common Share

The numerator for basic earning and diluted per share is income (loss) available to common stockholders.

Potential dilutive securities (stock options, warrants and convertible debt) in 2010 and 2009 have not been considered since we reported a net loss and, accordingly, their effects would be antidilutive.  There were no dilutive shares 2010 and 2009.

Note 13 – Subsequent Events

On August 3, 2009, we awarded a total of 151,750 shares of our common stock for 2009 incentive bonuses to our employees. Such shares were issued to the employees in June of 2010. The shares were awarded pursuant to the EnerJex Resources Stock Incentive Plan and registered on the Form S-8 filed on October 20, 2008.

Note 14 – Supplemental Oil and Natural Gas Reserve Information (Unaudited)

Results of operations from oil and natural gas producing activities

The following table shows the results of operations from the Company’s oil and gas producing activities.  Results of operations from these activities are determined using historical revenues, production costs and depreciation, depletion and amortization of the capitalized costs subject to amortization

	March 31, 2010	March 31, 2009
Production revenues	$4,856,027	$6,436,805
Production costs	(1,833,108)	(2,637,333)
Depletion and depreciation	(789,455)	(892,871)
Results of operations for producing activities	$2,233,464	$2,906,601

Gas and oil Reserve Quantities

Our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves all of which are located in the United States are summarized below.  Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (stb) of oil. Geological and engineering estimates by Miller and Lents, LTD of proved natural gas and oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	March 31, 2010		March 31, 2009
	Gas-mcf	Oil-stb	Gas-mcf	Oil-stb
Proved reserves:
Beginning	-	1,336,630	401,197	1,372,014
Revisions of previous estimates		539,848	(394,732)	(14,375)
Purchase of minerals in place	-		-	53,280
Extensions and discoveries	-		-
Production		(64,948)	(6,465)	(74,289)
Total	-	1,811,530	-	1,336,630

Proved developed reserves for March 31, 2010 and 2009 were all oil reserves and totaled 569.5 and 525.0 MBbls, respectively.  Proved undeveloped reserves at March 31, 2010 and 2009 were 1,242.0 and 811.7 MBbls, respectively.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	March 31, 2010	March 31, 2009
Future production revenue	$113,473,940	$57,007,970
Future production costs	(43,520,350)	(24,732,440)
Future development costs	(16,127,500)	(9,584,500)
Future cash flows before income taxes	53,826,090	22,691,030
Future income taxes	10,003,500	-
Future net cash flows	43,822,590	22,691,030
10% annual discount for estimating of future cash flows	(26,273,150)	(12,061,690)
Standardized measure of discounted net cash flows	$17,549,440	$10,629,340

Changes in Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2010	March 31, 2009
Balance beginning of year	$10,629,340	$28,200,503
Sales, net of production costs	(3,039,640)	(5,697,410)
Net change in pricing and production costs	10,082,110	(31,927,063)
Net change in future estimated development costs	(3,716,010)	9,220,510
Purchase of minerals in place	-	136,190
Extensions and discoveries	-	518,297
Revisions	6,987,170	(1,089,039)
Accretion of discount	310,890	(143,477)
Change in income tax	(3,704,420)	11,410,829
Balance end of year	$17,549,440	$10,629,340