Form 10-Q
period 2010-06-30
EnerJex Resources, Inc.
filed 2010-08-16
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 5, 2010 was 5,133,873 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$92.799	$169,163
Accounts receivable	265,255	330,102
Deferred and prepaid expenses	148,696	166,418
Total current assets	506,750	665,683

Fixed assets	294,094	371,885
Less: Accumulated depreciation	114,763	120,545
Total fixed assets	179,331	251,340

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	-	-
Properties subject to amortization	5,575,884	5,891,994
Total other assets	5,575,884	5,891,994
Total assets	$6,261,965	$6,809,017

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$810,624	$877,511
Accrued liabilities	140,453	417,142
Derivative liability	725,742	1,184,178
Long-term debt, current	9,286,199	9,182,679
Convertible note payable	25,000	25,000
Total current liabilities	10,988,018	11,686,510

Asset retirement obligation	844,184	883,589
Long-term debt	19,045	43,440
Derivative liability	1,451,333	2,364,068
Total liabilities	13,302,580	14,977,607

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.001 par value, 100,000,000 shares authorized shares issued and outstanding – 5,133,873 at June 30, 2010 and 5,053,189 at March 31, 2010 and 6,062 and 4,836 not issued stock at June 30, 2010 and March 31, 2010	5,140	5,058
Paid-in capital	9,584,818	9,505,417
Retained (deficit)	(16,630,573)	(17,679,065)
Total stockholders’ equity (deficit)	(7,040,615)	(8,168,590)
Total liabilities and stockholders’ equity	$6,261,965	$6,809,017

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

Revenue
Oil and gas activities	$1,030,479	$1,395,062

Expenses:
Direct operating costs	398,066	428,310
Depreciation, depletion and amortization	206,835	156,290
Professional fees	63,589	98,685
Salaries	42,410	153,735
Administrative expense	165,408	214,121
Total expenses	876,308	1,051,141

Income from operations	154,171	343,921

Other income (expense):
Interest expense	(205,895)	(178,838)
Loan interest accretion	-	(135,389)
Gain on liquidation of hedging instrument	-	406,500
Unrealized gain (loss) on derivative instruments	1,124,357	-
Other income (loss)	(24,141)	-
Total other income (expense)	894,320	92,273

Net income	$1,048,492	$436,194

Weighted average shares outstanding Common shares outstanding basic and diluted	5,067,375	4,443,512

Net income per share - basic and diluted	$0.21	$0.10

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30
	2010	2009
Cash flows (used in) / provided from operating activities
Net income	$1,048,492	$436,194
Depreciation and depletion	214,732	163,830
Accretion of asset retirement obligation	19,441	18,698
Principal increase on debentures	98,492	141,631
Shares issued for interest on debentures	2,464	3,541
Accretion of interest on long-term debt discount	-	135,389
Gain on derivatives	(1,371.172)	-
Loss on sale of fixed assets	26,362	-
Adjustments to reconcile net income to cash used in operating activities:
Accounts receivable	64,847	(25,080)
Prepaid expenses	17,722	17,453
Accounts payable	(66,887)	(64,065)
Accrued liabilities	(199,668)	(87,732)
Deferred payment - development	-	50,000
Net cash (used in) / provided from operating activities	(145,175)	789,859

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	-	(57,615)
Additions to oil and gas properties	-	(69,864)
Proceeds from sale of oil & natural gas properties	60,000	-
Proceeds from sale of fixed assets	28,178	-
Net cash (used in) / provided from investing activities	88,178	(127,479)

Cash flows (used in) / provided from financing activities
Proceeds from (repayment of) note payable, net	(19,367)	-
Payments on long-term debt	-	(778,788)
Borrowings on long-term debt	-	38,806
Net cash used in financing activities	(19,367)	(739,982)

Net decrease in cash	(76,364)	(77,602)
Cash - beginning	169,163	127,585
Cash - ending	$92,799	$49,983

Supplemental disclosures:
Interest paid	$85,696	$70,122
Income taxes paid	-	-

Non-cash transactions
Shares issued for liabilities and interest on debentures	79,484	3,541
Principal increase on debentures	$98,492	$141,631
Asset retirement obligation	-	4,281

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1- Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended March 31, 2010.

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

Note 3 - Stock Options and Warrants

In the quarter ended June 30, 2010 we issued 77,020 shares of our stock to the employees for previously accrued liabilities and 3,664 shares of our stock for previously accrued interest to the debenture holders.   At June 30, 2010 there are 6,062 shares that are owed to the debenture holders that have not been issued.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2010	-	-	75,000	$3.00
Cancelled	(438,500)	$(6.30)	(75,000)	(3.00)
Exercised	-	-	-	-
Outstanding June 30, 2010	-	-	-	$-

Note 4 – Fair Value Measurements

We hold certain financial assets which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Our derivative instruments consist of variable to fixed price commodity swaps.

		Fair Value Measurement
	Total Amount	Level 1	Level 2	Level 3
Crude oil swaps	$2,177,074	$-	$2,177,074	$-

Note 5 - Asset Retirement Obligations

 Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates.

The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2010	$883,589
Liabilities incurred during the period	-
Liabilities settled during the period	(58,846)
Accretion	19,441
Asset retirement obligations, June 30, 2010	$844,184

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

The following derivative contracts were in place at June 30, 2010:

	Term	Monthly Contract Volumes	Price per Bbl	Fair Value
Crude oil swap	Oct. 2009 – Dec. 2013	2,214 Bbls	$57.30	$(2,172,620)
Crude oil swap	Oct. 2009 – Mar. 2011	950 Bbls	$77.05	$(4,454)
				$(2,177,074)

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

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of June 30, 2010.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at June 30, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.  See Note 9.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.  We were not in compliance with the covenants at June 30, 2010 and we had not made required principal reduction payments as of June 30, 2010.

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

Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 14% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 14% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to an additional 2.5% of the quarterly interest payment due.  For the quarter ended June 30, 2010, we have recorded additional principal on the Debentures of $98,492 and common stock of $4,464.

Convertible and Other Long-Term Debt

Long-term debt consists of the following at June 30, 2010:

Credit Facility	$6,691,000
Debentures	2,566,537
Vehicle notes payable	47,707
Total debt	9,305,244
Less current portion, long-term debt	9,286,199
Long-term debt	$19,045

We have a $25,000 convertible note that has an interest rate of 6%.  The note is convertible at any time at the option of the note holder into shares of our common stock at a conversion rate of $10.00 per share.

Note 8 - Oil & Gas Properties

In the quarter ended June 30, 2010 we sold oil and gas working interests for $60,000.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

Since the beginning of fiscal 2008, we have deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells, 65 water injection wells, and 3 dry holes). Our estimated total proved PV 10 (present value) of reserves as of March 31, 2010 was $21.3 million, versus $10.63 million as of March 31, 2009  We developed estimated total proved reserves to 1.8 million barrels of oil equivalent, or BOE, as of March 31, 2010.  Our total proved reserves increased almost 40% at March 31, 2010 over 2009, from 1.8 million and 1.3 million barrels of oil equivalent (BOE), respectively. In addition, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 1.8 million BOE at March 31, 2010 approximately 31% are proved developed and approximately 69% are proved undeveloped. The proved developed reserves consist of proved developed producing (78%) and proved developed non-producing (22%).

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

In response to economic conditions and capital market constraints, we are exploring and evaluating various strategic initiatives that would allow us to continue our plans to grow production and reserves in the mid-continent region of the United States. Initiatives include creating joint ventures to further develop current leases, restructuring current debt, pursuing the sale of certain assets, as well as evaluating other options ranging from capital formation via additional debt or equity raises, to some type of business combination.  We are continually evaluating oil and natural gas opportunities in Eastern Kansas and anticipate that this economic strategy would allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and natural gas producing properties or companies and generally expand our existing operations while further diversifying risk.  Subject to availability of capital, we plan to continue to bring potential acquisition and JV opportunities to various financial partners for evaluation and funding options.  It is our vision to grow the business in a disciplined and well-planned manner.  However, there can be no assurance that we will be successful in any of these respects, that the prices of oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

Recent Developments

Effective January 13, 2010, the Credit Facility with Texas Capital Bank was amended to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ending December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ending December 31, 2009.  See Note 8 to our Condensed Consolidated Financial Statements in this report. The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.  We were not in compliance with three technical covenants at June 30, 2010 and we had not made required principal reduction payments for June, July or August of 2010.

Effective July 30, 2010, Mark Haas resigned as a member of our board of directors, as a member of our restructuring committee and as our chief operating officer. Mr. Haas, through MorMeg, LLC, continues to be the operator on our Black Oaks Project, subject to the joint operating agreement we have entered into with MorMeg. Pursuant to amendments to the joint exploration agreement, we had until August 1, 2010 to contribute one million dollars in additional capital toward the Black Oaks Project development. We did not make this additional capital contribution. In addition, we are generally required to provide additional one million dollar capital contributions every sixty days, or upon full deployment of the prior capital contribution, until the Black Oaks Project is completed.  If we elect not or cannot, contribute further capital to the Black Oaks Project as discussed above prior to the project’s full development while it is economically viable to do so, MorMeg has the option to cease further joint development and we will receive an undivided interest in the Black Oaks Project. The extension will have no force and effect upon a material default by us under the Texas Capital Bank Credit Facility. The undivided interest will be the proportionate amount equal to the amount that our investment bears to our investment plus $2.0 million, with MorMeg receiving an undivided interest in what remains. As of the date of this report, MorMeg has not exercised its option to cease further joint development.

Results of Operations for the Three Months Ended June 30, 2010 and 2009 compared.

Income:
	Three Months Ended
	June 30,		Increase / (Decrease)
	2010	2009	$	%
Oil and natural gas revenues	$1,030,479	$1,395,062	(364,583)	(26)

Revenues

Oil and natural gas revenues for the three months ended June 30, 2010 were $1,030,479 compared to revenues of $1,395,062 in the three months ended June 30, 2009. The decrease in the three month revenues is due to lower sales volumes and prices.

Expenses:
	Three Months Ended
	June 30,		Increase / (Decrease)
	2010	2009	$	%
Production expenses:
Direct operating costs	$398,066	$428,310	(30,244)	(7)
Depreciation, depletion and amortization	206,835	156,290	50,545	32
Total production expenses	604,900	584,600	20,300	3

General expenses:
Professional fees	63,589	98,685	(35,096)	(36)
Salaries	42,410	153,735	(111,325)	(72)
Administrative expense	165,408	214,121	(48,713)	(23)
Total general expenses	271,407	466,541	(195,134)	(42)
Total production and general expenses	876,308	1,051,141	(174,833)	(17)

Other income (expense)
Interest expense	(205,895)	(314,227)	(108,332)	(34)
Other expense	(24,141)	-	24,141	-
Gain on repurchase of debentures	-	406,500	(406,500)	-
Gain on derivatives	1,124,357	92,273	998,807	-
Total other income (expense)	894.320	92,273	676,498	-

Net income	$1,048,492	$436,194	612,298	140

Direct Operating Costs

Direct operating costs for the three months ended June 30, 2010 were $398,066 compared to $428,310 for the three months ended June 30, 2009, a decrease of approximately 7%. The decrease in the current period over the prior periods results were primarily the result of personnel and cost reductions implemented to offset declining oil and natural gas prices. Direct operating costs include pumping, gauging, pulling, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) for the three months ended June 30, 2010 was $206,835, compared to $156,290 for the three months ended June 30, 2009.  The 32% increase was primarily the result of higher production per barrel depletion.

Professional Fees

Professional fees decreased 36% for the three months ended June 30, 2010 to $63,589 from $98,685 for the three months ended June 30, 2009. This decrease was primarily the result of our reduced business activity and our focus on reducing costs.

 Salaries

Salaries for the three months ended June 30, 2010 were $42,410 compared to $153,735 for the three months ended June 30, 2009, reflecting the waiver of salary by our chief executive officer and the continued reduction in personnel levels.

Administrative Expense

Our continued focus on reducing costs allowed us to reduce our administrative expenses by 23% during the three months ended June 30, 2010 as compared to the same period in 2009.. We intend to continue to focus on cost cutting measures during fiscal 2011 while pursuing other strategic initiatives for the company.

Gain on Derivatives

There was a gain on the derivative contracts in 2010 due to the prices changes in the benefit of the Company.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. Our debt is classified as current because it is due in the next twelve months and there were no waivers issued for not meeting covenants with Texas Capital.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 as compared to March 31, 2010.

	June 30, 2010	March 31, 2010	Increase / (Decrease) $

Current Assets	$506,750	$665,683	(158,933)

Current Liabilities	$10,988,018	$11,686,510	(698,492)

Working Capital (deficit)	$(10,481,628)	$(11,020,827)	(539,559)

 Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A (“TCB”).  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010.  The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions (“MBBR”) beginning February 1, 2010. We have not made any of the MBBRs for June, July or August of 2010.

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of June 30, 2010.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at June 30, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010. We were not in compliance with the three technical covenants of the Credit Facility at June 30, 2010 As a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

Additionally, TCB and the holders of the debentures entered into a Subordination Agreement whereby the debentures issued on June 21, 2007 are subordinated to the Credit Facility.

Debenture Financing

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

We again amended the Debentures on November 16, 2009 to provide for the tender and cancellation of shares by the Buyers upon retirement of a portion of the Debentures in accordance with an agreed upon schedule.  We redeemed $150,000 of the Debentures for $150,000 in cash in accordance with this amendment during the quarter ended December 31, 2009.  As a result, 75,000 shares have been tendered cancelled.

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

Significant changes in the number of employees

At June 30, 2010, we had 5 full time employees, 9 less than the number of full time employees at our fiscal year ended March 31, 2010. In November 2008, we began reducing personnel levels in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay.  As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment when it is prudent and necessary to do so. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Overview”, “Recent Developments” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our Annual Report on Form 10-K for the year ended March 31, 2010. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Risks Associated with Our Business

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at March 31, 2010 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. We have also included a footnote to our financial statements disclosing this same substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase production, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

Until we repay the full amount of our outstanding debentures and Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On June 30, 2010, $2.566 million in debentures and approximately $6.691 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of June 30, 2010, we had total indebtedness of $9.2 million, including $6.691 million of borrowings under the Credit Facility and $2.566 million of remaining debentures, as well as other notes payable totaling approximately $75,000. We had no outstanding letters of credit under the facility on June 30, 2010.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We were not in compliance with three covenants at June 30, 2010. We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Our hedging activities could result in financial losses or could reduce our available funds or income and therefore adversely affect our financial position.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements through December 31, 2013 for a weighted average monthly production of 2,214 at $57.30 and for a monthly weighted average monthly production of 950 at $77.05 that could result in both realized and unrealized hedging losses. As of June 30, 2010 we had unrealized losses of approximately 2.177 million. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which may limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We were late in filing our annual report on Form 10-K for the year ended March 31, 2010, as a result we can only be late two more times in the remaining two-year period without risking being removed from the OTC Bulletin Board.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We intend to issue the Debenture holders 4,890 shares of our common stock in lieu of interest payments for the quarter ended June 30, 2010. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. As of the date of this report these shares have not been issued.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

 Item 3. Defaults Upon Senior Securities.

Technical Defaults under Credit Facility

On July 3, 2008, we entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A.  Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil and gas reserves and are subject to semi-annual redeterminations.

The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter and to maintain a minimum ratio of EBITDA to senior funded debt. We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009.  We were not in compliance with the technical covenants of the Credit Facility at June 30, 2010. As a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

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

In addition, we have not made required monthly borrowing base reduction payments of $55,000 for the months of June, July and August of 2010; if we are unable to successfully negotiate a forbearance agreement, obtain a waiver of compliance or cure a borrowing base deficiency, an event of default under the Credit Facility will occur. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. We currently have approximately $6.69 million drawn under the Credit Facility. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures, described above. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

The terms of the Credit Facility (including a full description of the rights and remedies of Texas Capital upon an event of default), and copies of the Texas Capital agreements related to the Credit Facility can be found in our prior filings with the SEC, including the Current Reports on Forms 8-K filed with the SEC on July 10, 2008 and November 19, 2008, which are incorporated herein by reference, in our Form 10-K filed with the SEC on July 14, 2009 and Forms 10-Q filed on August 18, 2009 and February 16, 2010.

Item 5. Other Information.

Effective July 30, 2010, Mark Haas resigned as a member of our board of directors, as a member of our restructuring committee and as our chief operating officer. We are not aware of any disagreement Mr. Haas may have with us on any matter relating to our operations, policies or practices.

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
10.24
Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on July 15, 2010)

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed on July 15, 2010)
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet, Chief Executive and Principal Financial Officer

Date: August 16, 2010