Form 10-K/A
period 2010-03-31
EnerJex Resources, Inc.
filed 2010-11-12
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☒        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐Yes          ☒ No

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

NONE.

EXPLANATORY NOTE

EnerJex Resources, Inc. is filing this Amendment  No. 1 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission on July 15, 2010 (the “Annual Report”). The purpose of this Amendment is to revise the Annual Report to reflect a compilation error in the calculation of the Registrant’s net reserves as of March 31, 2010, which was discovered by the Registrant in late August of 2010. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Annual Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Annual Report other than the changes to the Registrant’s reserves as of March 31, 2010 and the effects of the revised reserves on the Registrant’s financial statements.

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

From the beginning of fiscal 2008 through the end of fiscal 2010, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells and 65 water injection wells and 3 dry holes). As a result, our estimated total net proved oil reserves at March 31, 2010 was approximately 2.5 million barrels of oil equivalent, or BOE. Of the 2.5 million BOE of total proved reserves, approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of 79% proved developed producing reserves and 21% proved developed non-producing reserves.

The total proved PV10 (present value) of our reserves (“PV10”) as of March 31, 2010 was approximately $29.9 million. PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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

As of March 31, 2010 (Restated), we had proved oil reserves on Phase I of this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	439,190	284,320	$5,546,790
Proved, Developed Non-Producing	52,330	35,650	$1,044,890
Proved, Undeveloped	1,648,740	1,024,390	$9,842,530
Total Proved	2,140,260	1,344,360	$16,434,210
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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

As of March 31, 2010 (Restated), we had proved oil reserves on this project of:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	57,400	36,670	$869,570
Proved, Developed Non-Producing	31,180	19,840	$509,800
Proved, Undeveloped	73,330	55,860	$155,310
Total Proved	161,910	112,370	$1,534,680
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.

(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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
(3)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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

As of March 31, 2010, we had proved oil and natural gas reserves on this project of:

	Gross STB(1)	Net STB(2)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax)
Proved, Developed Producing	50	40	-	-	$220
Proved, Developed Non-Producing	-	-	-	-	$-
Proved, Undeveloped	10,900	8,990	-	-	$71,640
Total Proved	10,950	9,030	-	-	$71,860
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There were no natural gas reserves at March 31, 2010.
(4)	Net MCF is based upon our net revenue interest. There were no natural gas reserves at March 31, 2010.

(5)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for reconciliation to the comparable GAAP financial measure.

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
	For the Fiscal Year Ended March 31, 2010 (Restated)	For the Fiscal Year Ended March 31, 2009	For the Fiscal Year Ended March 31, 2008
Production revenues	$4,856,027	$6,436,805	$3,602,798
Production costs	(1,833,108)	(2,637,333)	(1,795,188)
Depreciation, depletion and amortization	(588,416)	(872,230)	(913,224)
Results of operations for producing activities	$2,434,503	$2,972,242	$894,386

Producing Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of March 31, 2010.

	Producing
Project	Gross Oil	Net Oil(1)	Gross Natural Gas	Net Natural Gas(1)

Black Oaks Project	62	59	-0-	-0-
Thoren Project	33	33	-0-	-0-
DD Energy Project	114	114	-0-	-0-
Tri-County Project	170	170	-0-	-0-
Gas City Project	-0-	-0-	22	22
Total	379	376	22	22
(1)	Net wells are based on our net working interest as of March 31, 2010.

Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of March 31, 2010 (Restated) was $29.9 million, versus $10.63 million as of March 31, 2009. Our total proved reserves increased almost 38% at March 31, 2010 over 2009 from 2.5 million and 1.3 million barrels of oil equivalent (BOE), respectively. In addition, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 2.5 million BOE at March 31, 2010 approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of proved developed producing (79%) and proved developed non-producing (21%). See “Glossary” on page 21 for our definition of PV10.

 Based on an estimated oil price of $62.64 as of March 31, 2010, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 2.5 million BOE, before tax, is calculated as set forth in the following table:

Summary of Oil and Natural Gas Reserves
as of March 31, 2010

Proved Reserves Category	Gross STB(1)	Net STB(2) (Restated)	Gross MCF(3)	Net MCF(4)	PV10(5) (before tax) (Restated)
Proved, Developed Producing	822,180	581,900	-	-	$10,560,200
Proved, Developed Non-Producing	201,020	150,100	-	-	3,731,700
Proved, Undeveloped	2,542,560	1,743,000	-	-	15,531,200
Total Proved	3,565,760	2,475,000	-	-	$29,853,100
(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	MCF = thousand cubic feet of natural gas. There we no natural gas reserves at March 31, 2010.
(4)	Net MCF is based upon our net revenue interest. There we no natural gas reserves at March 31, 2010.
(5)
See “Glossary” on page 21 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 51, for a reconciliation to the comparable GAAP financial measure.

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

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. We have entered into two sales contracts (with Coffeeville Resources and BP) at this time, and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

PV10
PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” on page 51 for a reconciliation to the comparable GAAP financial measure.

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

Approximately 76% of our total proved reserves as of March 31, 2010 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV 10 (present value) before tax of reserves as of March 31, 2010 (Restated) was $29.9 million, versus $10.63 million as of March 31, 2009.   The substantial increase in PV10 is primarily due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  We developed total proved reserves to 2.5 million barrels of oil equivalent, or BOE, as of March 31, March 31, 2010. Of the 2.5 million BOE of total proved reserves, approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of 79% proved developed producing reserves and 21% proved developed non-producing reserves.   See “Glossary” on page 21 for our definition of PV10.

As of March 31, 2010, approximately 70% of our total proved reserves were undeveloped and approximately 6% were developed non-producing. Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all.

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

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, while we believe our existing derivative activities are with creditworthy counterparties (Coffeyville Resources and BP), continued deterioration in the credit markets may cause a counterparty not to perform its obligation under the applicable derivative instrument or impact their willingness to enter into future transactions with us.

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

Expenses:
	Fiscal Year Ended March 31,
	2010 (Restated)	2009	Increase / (Decrease)
	Amount	Amount	$
Expenses:
Direct operating costs	$1,833,108	$2,637,333	$(804,225)
Depreciation, depletion and amortization	588,416	872,230	(283,814	) )
Total production expenses	2,421,524	3,509,563	(1,088,039)

Professional fees	561,625	1,320,332	(758,707)
Salaries	835,576	849,340	(13,764)
Depreciation on other fixed assets	47,081	39,063	8,018
Administrative expenses	1,016,484	1,392,645	(376,161)
Impairment of oil & gas properties	-	4,777,723	(4,777,723)
Total expenses	$4,882,290	$11,888,666	$(7,006,376)

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the fiscal year ended March 31, 2010 (Restated) was $588,416, compared to $872,230 for the fiscal year ended March 31, 2009. The decrease was primarily a result of lower production. The rate of depletion was $9.06 per barrel for the fiscal year ended March 31, 2010 (Restated) as compared to $12.02 per barrel for the fiscal year ended March 31, 2009.

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

Reserves

Our estimated total proved PV 10 (present value) of reserves as of March 31, 2010 (Restated) increased to $29.9 million from $10.63 million as of March 31, 2009. Total proved reserves at March 31, 2010 and 2009 increased approximately 38% to 2.5 million and from 1.3 million barrels of oil equivalent (BOE), over the year ended March 31, 2009. Further, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 2.5 million BOE at March 31, 2010 approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of proved developed producing (79%) and proved developed non-producing (21%).

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

Proved Reserves Category	Gross	Net	PV10 (before tax)(1)

Proved, Developed Producing
Oil (stock-tank barrels)	822,180	581,900	$10,560,200
Natural Gas (mcf)(2)	-	-	-
Proved, Developed Non-Producing
Oil (stock-tank barrels)	201,020	150,100	$3,731,700
Natural Gas (mcf) (2)	-	-	-
Proved, Undeveloped
Oil (stock-tank barrels)	2,542,560	1,743,000	$15,561,200
Natural Gas (mcf) (2)	-	-	-
Total Proved Reserves
Oil (stock-tank barrels)	3,565,760	2,475,000	$29,853,100
Natural Gas (mcf) (2)	-	-	-

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

As of March 31, 2010 (Restated)

PV10 (before tax)	$29,853,100
Future income taxes, net of 10% discount	(6,774,578)
Standardized measure of discounted future net cash flows	$23,078,522

(2)	There were no natural gas reserves at March 31, 2010.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We have classified $6,691,000 of the borrowings outstanding under our Credit Facility as a current liability.  As we may be unable to provide the necessary liquidity we need by the revenues generated from our net interests in our oil and natural gas production at current commodity prices, we are exploring strategic initiative and JV partnerships, as well as sales of reserves in our existing properties to finance our operations and to service our debt obligations. Further, in the future we may access funds through the sale of shares under the SEDA with Paladin.

           The following table summarizes total current assets, total current liabilities and working capital at March 31, 2010 as compared to March 31, 2009.

	March 31, 2010	March 31, 2009	Increase / (Decrease) $

Current Assets	$665,683	$898,941	233,258

Current Liabilities	$11,686,510	$2,827,015	8,859,495

Working Capital (deficit)	$(11,020,827)	$(1,928,074)	9,092,753

Senior Secured Credit Facility

On July 3, 2008, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A (“TCB”).  Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations.  A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010.  The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions (“MBBR”) beginning February 1, 2010.

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

C. Stephen Cochennet, has been our President, Chief Executive Officer and Chairman since August 15, 2006.    From July 2002 to present, Mr. Cochennet has been President of CSC Group, LLC. Mr. Cochennet formed the CSC Group, LLC through which he supports a number of clients that include Fortune 500 corporations, international companies, natural gas/electric utilities, outsource service providers, as well as various start up organizations. The services provided include strategic planning, capital formation, corporate development, executive networking and transaction structuring. In addition, since June of 2009 Mr. Cochennet has been the chief executive officer and president of Guardian 8 Corporation, a private technology start-up company located in Overland Park, Kansas. Mr. Cochennet currently spends less than 10 hours per month on activities associated with CSC Group, LLC and Guardian 8 Corporation. From 1985 to 2002, he held several executive positions with UtiliCorp United Inc. (Aquila) in Kansas City. His responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new start up operations. Prior to his experience at UtiliCorp United Inc., Mr. Cochennet served 6 years with the Federal Reserve System. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

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

Thomas Kmak. Since October of 2007, Mr. Kmak has been the CEO of Fiduciary Benchmarks Insights, LLC which provides benchmarking of fees and services for defined contribution plans through advisors/consultants, record keepers and other plan service providers. Prior to founding Fiduciary Benchmarks, Tom was CEO of JPMorgan Retirement Plan Services. Tom started that business in 1990 and when he left 18 years later it employed 1,100 people serving 200 large plan sponsors with over 1.5 million participants and over $115 billion in assets. Tom graduated Phi Beta Kappa with Bachelor of Arts degrees in economics and computational mathematics from DePauw University in Greencastle, Indiana.

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

Audit Committee

On May 4, 2007, we established and appointed initial members to the audit committee of our board of directors. Mr. Kmak is the chairman and Mr. Moll serves as the other member of the committee.  Currently, none of the members of the audit committee are, or have been, our officers or employees, and each member qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 there under.  The Board of Directors has determined that Mr. Kmak is an “audit committee financial expert” as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act. The audit committee held five meetings during fiscal 2010, when its members consisted of Messrs. Dammeyer and Wonish.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

C. Stephen Cochennet	2010	$150,000	$-		-	$33,333.34	(2)	$183,333.34
President, Chief Executive Officer	2009	$186,525	$50,000		-	-		$236,525

Dierdre P. Jones(1)	2010	$140,000	$20,000	(3)	-	-		$160,000
Former Chief Financial Officer	2009	$128,808	$10,000		-	-		$138,808

(1)	Ms. Jones resigned as our chief financial officer in June of 2010.
(2)	Amount represents the estimated total fair market value of shares of common stock issued to Mr. Cochennet in lieu of salary under SFAS 123(R).
(3)	Amount represents the estimated total fair market value of shares of common stock issued to Ms. Jones as a bonus under SFAS 123(R).

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of March 31, 2010.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

C. Stephen Cochennet	2010	-	-	-	-
Dierdre P. Jones	2010	-	-	-	-

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

Fiscal Year	Potential Grant Date	Maximum # of Options	Strike Price of Options	Option Expiration Date*
2009	7/1/2009	30,000	Fair market value on grant date	6/30/2012
2010	7/1/2010	45,000	Fair market value on grant date	6/30/2013
2011	7/1/2011	60,000	Fair market value on grant date	6/30/2014

*	The options shall be immediately vested and exercisable from the grant date through the option expiration date.

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

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended March 31, 2010 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $		Option Awards (2) $	All Other Compensation $		Total $
Daran G. Dammeyer(1)	$27,375	$15,000	(2)	$-0-	$12,375	(3)	$70,000

Darrel G. Palmer	$45,000	$15,000	(2)	$-0-	$70,000	(3)	$46,500

Robert G. Wonish(1)	$20,625	$10,000	(2)	$-0-	$17,250	(3)	$49,000

Dr. James W. Rector(1)	$1,500	$10,000	(2)	$-0-	$11,500	(3)	$22,500

(1)	Effective April 1, 2010, Messrs. Wonish, Dammeyer and Dr. Rector resigned as members of our board of directors.

(2)	Amount represents the estimated fair market value of shares of common stock issued for board retainer fees for fiscal year ended March 31, 2010 under SFAS 123(R).

(3)	Represents the amount of accrued but unpaid director and committee member fees for fiscal year ended March 31, 2010.

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

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
C. Stephen Cochennet, President & Chief Executive Officer(3)	542,061		10.6%
Mark Haas, Chief Operating Officer and Director	189,000	(4)	3.7%
Thomas Kmak, Director(3)	228,677	(5)	4.5%
Darrel G. Palmer, Director(3)	32,000		*
Loren Moll, Director(3)	-0-		*

Directors and Officers as a Group	991,738		19.3%

West Coast Opportunity Fund LLC(6) West Coast Asset Management, Inc. Paul Orfalea, Lance Helfert & R. Atticus Lowe 2151 Alessandro Drive, #100 Ventura, CA 93001	954,098		18.6%
Enable Growth Partners L.P.(7) Enable Capital Management, LLC Mitchell S. Levine One Ferry Building, Suite 225 San Francisco, CA 94111	286,270		5.6%

*	Represents beneficial ownership of less than 1%

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

During the year ended March 31, 2010, Mark Haas, our chief operating officer and a director, was paid $10,000 in cash for consulting fees.  In addition, Mr. Haas is also the managing member of MorMeg, LLC, the operator of our Black Oaks Project. On January 4, 2010, we issued to MorMeg, LLC 45,000 shares of restricted common stock for payment of consulting fees accrued from July 2009 through March 31, 2010 and 65,000 shares of restricted common stock as payment for granting an extension on the date required to provide additional development funding on the Black Oaks project.

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

Through a range of education, experiences in business and executive leadership and service on the boards of directors, and through experience on EnerJex’s Board of Directors and Audit Committee, each member of the Committee has an understanding of generally accepted accounting principles and has experience in evaluating the financial performance of public companies. Moreover, the Audit Committee members have gained valuable special knowledge of the financial condition and performance of EnerJex. The Board has determined that Daran G. Dammeyer is a financial expert as that term is used in Item 401(h) of Regulation S-K promulgated under the Securities Exchange Act.

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
10.24
Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated November 12 and effective March 31, 2010
23.2	Consent of Weaver & Martin, LLC
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet, Chief Executive Officer

Date: November 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. Stephen Cochennet	President, Chief Executive Officer,	November 12, 2010
C. Stephen Cochennet	(Principal Executive Officer),
Secretary, Chairman

/s/ Tom Kmak	Director	November 12, 2010
Tom Kmak

/s/ Loren Moll	Director	November 12, 2010
Loren Moll

/s/ Darrel G. Palmer	Director	November 12, 2010
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

As discussed in Note 15 to the financial statements, the financial statements have been restated for the correction of an error of the estimated reserves at March 31, 2010.

/S/ Weaver & Martin
Weaver & Martin, LLC
Kansas City, Missouri
July 14, 2010, except as to the restatement discussed in Note 15 to the financial statements which is as of November 12, 2010

EnerJex Resources, Inc. and Subsidiaries
Restated Consolidated Balance Sheets

	March 31,
	2010 (Restated)	2009

Assets
Current assets:
Cash	$169,163	$127,585
Accounts receivable	330,102	462,044
Prepaid debt issue costs	-	45,929
Deposits and prepaid expenses	166,418	263,383
Total current assets	665,683	898,941

Fixed assets	371,885	365,019
Less: Accumulated depreciation	120,545	63,988
Total fixed assets	251,340	301,031

Other assets:
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	-	31,183
Properties subject to amortization	6,093,033	6,449,023
Total other assets	6,093,033	6,480,206
Total assets	$7,010,056	$7,680,178

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$877,511	$1,016,168
Accrued liabilities	417,142	87,811
Derivative liability	1,184,178	-
Convertible note payable	25,000	-
Long-term debt, current	9,182,679	1,723,036
Total current liabilities	11,686,510	2,827,015

Asset retirement obligation	883,589	803,624
Derivative liability	2,364,068
Convertible note payable	-	25,000
Long-term debt, net of discount at March 31, 2009 of $596,108	43,440	7,818,163
Total liabilities	14,977,607	11,473,802
Contingencies and commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –5,053,189 at March 31, 2010 and 4,443,512 at March 31, 2009 and 4,836 of owned but not issued stock at March 31, 2010	5,058	4,444
Paid in capital	9,505,417	8,932,906
Retained (deficit)	(17,478,026)	(12,730,974)
Total stockholders’ equity (deficit)	(7,967,551)	(3,793,624)

Total liabilities and stockholders’ equity (deficit)	$7,010,056	$7,680,178

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Restated Consolidated Statements of Operations

	For the Fiscal Years Ended
	March 31,
	2010 (Restated)	2009

Oil and natural gas revenues	$4,856,027	$6,436,805

Expenses:
Direct operating costs	1,833,108	2,637,333
Depreciation, depletion and amortization	635,497	911,293
Impairment of oil and gas properties	-	4,777,723
Professional fees	561,625	1,320,332
Salaries	835,576	849,340
Administrative expense	1,016,484	1,392,645
Total expenses	4,882,290	11,888,666

Loss from operations	(26,263)	(5,451,861)

Other income (expense):
Interest expense	(751,470)	(882,426)
Loan interest accretion	(596,108)	(2,814,095)
Gain on liquidation of hedging instrument	-	3,879,050
Gain on repurchase of debentures	436,500	-
Loss on derivatives	(3,911,063)	-
Other Gain/(Loss)	101,352	(37,736)
Total other income (expense)	(4,720,789)	144,793

Net income - (loss)	$(4,747,052)	$(5,307,068)

Weighted average shares outstanding - basic	4,743,774	4,443,249

Net income (loss) per share - basic	$(1.00)	$(1.19)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Restated Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Par Value	Paid in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)

Balance, April 1, 2008	4,440,651	$4,441	$8,853,457	$7,423,906)		$1,433,992

Stock options issued for services	-	-	67,452	-		67,452
Stock issued for services	2,182	2	11,998	-		12,000
Stock issued in reverse stock split	679	1	(1)	-		-
Net (loss) for the year	-	-	-	(5,307,068)		(5,307 ,068)
Balance, March 31, 2009	4,443,512	4,444	8,932,906	(12,730,974)		(3,793,624)

Stock issued for services and interest	365,416	370	328,422	-		328,792
Stock issued for employees and directors	314,261	314	274,019	-		274,333
Stock redeemed and cancelled	(70,000)	(70)	(29,930)	-		(30,000)
Net loss for the year	-	-	-	(4,747,052)		(4,747,052)
Balance, March 31, 2010, (Restated)	5,053,189	$5,058	$9,505,417	$(17,478,026)	$	$(7,967,551)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Restated Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	March 31,
	2010 (Restated)	2009
Cash flows from operating activities
Net (loss)	$(4,747,052)	$(5,307,068)
Depreciation and depletion	668,212	950,357
Debt issue cost amortization	45,929	157,191
Stock and options issued for services and interest	328,792	79,452
Accretion of interest on long-term debt discount	596,108	2,814,095
Accretion of asset retirement obligation	75,687	60,864
Loss on derivatives	3,548,245	-
Gain on purchase of debentures	(436,500)	-
Stock issued to employees and directors	274,333	-
Loss on sale of fixed assets	25,999	-
Principal issued on debentures for interest	368,045	-
Impairment of oil & gas properties	-	4,777,723
Adjustments to reconcile net (loss) to cash provided by operating activities:
Accounts receivable	131,942	(234,989)
Deposits and prepaid expenses	96,965	24,224
Accounts payable	(138,659)	599,334
Accrued liabilities	329,330	17,350
Deferred payment from Euramerica for development	-	(251,951)
Cash provided by operating activities	1,167,376	3,686,582

Cash flows from investing activities
Purchase of fixed assets	(72,603)	(204,200)
Additions to oil & gas properties	(228,962)	(3,123,003)
Sale of oil & gas properties	32,000	300,000
Proceeds from sale of vehicle	16,500
Cash used in investing activities	(253,065)	(3,027,203)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net	(193,500)	(965,000)
Borrowings on long-term debt	38,480	11,274,843
Payments on long-term debt	(717,713)	(11,792,641)
Cash used in financing activities	(872,733)	(1,482,798)

Increase (decrease) in cash and cash equivalents	41,578	(823,419)
Cash and cash equivalents, beginning	127,585	951,004
Cash and cash equivalents, end	$169,163	$127,585

Supplemental disclosures:
Interest paid	$325,625	$768,053
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services	$603,125	$-
Principal issued on debentures for interest	$368,045	$-

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

Option transactions in fiscal 2009:

We cancelled 20,000 options in accordance with the provisions regarding terminations in Stock Option Plan.

At March 31, 2009, we included as expense $67,452 relating to the options that were for services earned over a one-year period.

A summary of stock options and warrants is as follows:
	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding April 1, 2008	458, 500	$6.30	75,000	$3.00
Granted	-	-	-	-
Cancelled	(20,000)	(6.25)	-	-
Exercised	-	-	-	-
Outstanding March 31, 2009	438,500	$6.30	75,000	$3.00
Granted	-	-	-	-
Cancelled	(438,500)	(6.30)	-	-
Exercised	-	-	-	-
Outstanding March 31, 2010	-	-	75,000	$3.00

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

Principal amounts are due on long-term and convertible debt as follows: Year ended March 31, 2011 -$9,182,679, March 31, 2012 -$24,063, March 31, 2013 -$16,217, March 31, 2014 -$3,160.

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

Capitalized costs of oil and natural gas producing properties

Our aggregate capitalized costs related to oil and natural gas producing activities are as follows:

	March 31, 2010 (Restated)	March 31, 2009
Proven	$9,131,405	$8,866,979
Unevaluated and unproved	-	31,183
Accumulated depreciation and depletion	(2,406,372)	(1,817,956)
Sale of properties	(632,000)	(600,000)
Net capitalized costs	$6,093,033	$6,480,206

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

Note 9 – Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended March 31, 2010 and 2009 because there was a net loss and a valuation allowance that offsets the deferred tax amounts.  At March 31, 2010 we have a net operating loss carry forward of approximately $9,597,000 expiring in 2021-2024.

Significant components of the deferred tax assets and liabilities are as follows:

	March 31, 2010	March 31, 2009
Non-current deferred tax asset:
Impaired oil & gas costs and long-lived assets	$1,825,000	$1,864,700
Derivative instruments	1,206,400	—
Net operating loss carry-forward	3,263,000	2,754,600
Valuation allowance	(6,294,400)	(4,619,300)
Total deferred tax net	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

	March 31, 2010	March 31, 2009
Statutory tax rate	34.0%	34.0%
Equity based compensation	-%	(1.0)%
Derivative instruments	(24.4)%	-%
Oil & gas costs and long-lived assets	(.8)%	(29.0	) %
Change in valuation allowance	(10.4)%	(4.0	) %
Effective tax rate	-%	-%

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

	March 31, 2010 (Restated)	March 31, 2009
Production revenues	$4,856,027	$6,436,805
Production costs	(1,833,108)	(2,637,333)
Depletion and depreciation	(588,416)	(892,871)
Results of operations for producing activities	$2,434,503	$2,906,601

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

	March 31, 2010 (Restated)		March 31, 2009
	Gas-mcf	Oil-stb	Gas-mcf	Oil-stb
Proved reserves:
Beginning	-	1,336,630	401,197	1,372,014
Revisions of previous estimates		1,203,318	(394,732)	(14,375)
Purchase of minerals in place	-		-	53,280
Extensions and discoveries	-		-
Production		(64,948)	(6,465)	(74,289)
Total	-	2,475,000	-	1,336,630

Proved developed reserves for March 31, 2010 and 2009 were all oil reserves and totaled (Restated) 732.0 and 525.0 MBbls, respectively.  Proved undeveloped reserves at March 31, 2010 and 2009 were (Restated) 1,743.0 and 811.7 MBbls, respectively.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	March 31, 2010 (Restated)	March 31, 2009
Future production revenue	$155,034,940	$57,007,970
Future production costs	(58,706,390)	(24,732,440)
Future development costs	(16,330,000)	(9,584,500)
Future cash flows before income taxes	79,998,550	22,691,030
Future income taxes	18,999,000	-
Future net cash flows	60,999,550	22,691,030
10% annual discount for estimating of future cash flows	(37,921,028)	(12,061,690)
Standardized measure of discounted net cash flows	$23,078,522	$10,629,340

Changes in Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2010 (Restated)	March 31, 2009
Balance beginning of year	$10,629,340	$28,200,503
Sales, net of production costs	(3,039,640)	(5,697,410)
Net change in pricing and production costs	9,558,455	(31,927,063)
Net change in future estimated development costs	(3,894,180)	9,220,510
Purchase of minerals in place	-	136,190
Extensions and discoveries	-	518,297
Revisions	16,288,287	(1,089,039)
Accretion of discount	310,890	(143,477)
Change in income tax	(6,774,630)	11,410,829
Balance end of year	$23,078,522	$10,629,340

Note 15 – Restatement of Financial Statements

In connection with the preparation of our audited financial statements for the year ended March 31, 2010 we determined there were errors in the reserves as determined by the outside engineers.  We have had to restate our financial statements to reflect the change in the reserves estimated and the depletion that was taken based on our reserves.  We have restated depletion by reducing the expense by $201,039.  We have also restated Note 14 Supplemental Oil and Natural Gas Reserve Information (Unaudited) for gas and oil reserve quantities, the results of operations from oil and natural gas producing activities, standardized measure of discounted future net cash flows and changes in standardized measure of discounted future net cash flows.

The following tables present the effect of the restated adjustment by financial statement line item for the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity (Deficit) and Consolidated Statement of Cash Flows as of and for the year ended March 31, 2010.

EnerJex Resources, Inc.
Consolidated Balance Sheet

	For Fiscal Year Ended March 31, 2010
	As Previously Stated	Adjustments	As Restated
Assets
Current assets:
Cash	$169,163	$-	$169,163
Accounts receivable	330,102	-	330,102
Prepaid debt issue costs	-	-	-
Deposits and prepaid expenses	166,418	-	166,418
Total current assets	665,683	-	665,683

Fixed assets	371,885	-	371,885
Less: Accumulated depreciation	120,545		120,545
Total fixed assets	251,340	-	251,340

Other assets:
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	-	-	-
Properties subject to amortization	5,891,994	201,039	6,093,033
Total other assets	5,891,994	201,039	6,093,033
Total assets	$6,809,017	$201,039	$7,010,056

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$877,511	$-	$877,511
Accrued liabilities	417,142	-	417,142
Derivative liability	1,184,178	-	1,184,178
Convertible note payable	25,000	-	25,000
Long-term debt, current	9,182,679	-	9,182,679
Total current liabilities	11,686,510	-	11,686,510

Asset retirement obligation	883,589	-	883,589
Derivative liability	2,364,068	-	2,364,068
Convertible note payable	-	-	-
Long-term debt, net of discount at March 31, 2009 of $596,108	43,440	-	43,440
Total liabilities	14,977,607	-	14,977,607
Contingencies and commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –5,053,189 at March 31, 2010 and 4,443,512 at March 31, 2009 and 4,836 of owned but not issued stock at March 31, 2010	5,058	-	5,058
Paid in capital	9,505,417	-	9,505,417
Retained (deficit)	(17,679,065)	201,039	(17,478,026)
Total stockholders’ equity (deficit)	(8,168,590)	201,039	(7,967,551)

Total liabilities and stockholders’ equity (deficit)	$6,809,017	$201,039	$7,010,056

EnerJex Resources, Inc.
Consolidated Statement of Operations

	For Fiscal Year Ended March 31, 2010
	As Previously Stated	Adjustments	As Restated

Oil and natural gas revenues	$4,856,027	$-	$4,856,027

Expenses:
Direct operating costs	1,833,108	-	1,833,108
Depreciation, depletion and amortization	836,536	(201,039)	635,497
Impairment of oil and gas properties	-	-	-
Professional fees	561,625	-	561,625
Salaries	835,576	-	835,576
Administrative expense	1,016,484	-	1,016,484
Total expenses	5,083,329	(201,039)	4,882,290

Loss from operations	(227,302)	201,039	(26,263)

Other income (expense):
Interest expense	(751,470)	-	(751,470)
Loan interest accretion	(596,108)	-	(596,108)
Gain on liquidation of hedging instrument	-	-	-
Gain on repurchase of debentures	436,500	-	436,500
Loss on derivatives	(3,911,063)	-	(3,911,063)
Other Gain/(Loss)	101,352	-	101,352
Total other income (expense)	(4,720,789)	-	(4,720,789)

Net income - (loss)	$(4,948,091)	201,039	$(4,747,052)

Weighted average shares outstanding - basic	4,743,774	-	4,743,774

Net income (loss) per share - basic	$(1.04)	.04	$(1.00)

EnerJex Resources, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

	For Fiscal Year Ended March 31, 2010
	As Previously Stated	Adjustments	As Restated
Retained earnings	(17,679,065)	$201,039	$(17,478,026)

EnerJex Resources, Inc.
Consolidated Statement of Cash Flows

	For the Fiscal Year Ended March 31, 2010
	As Previously Stated	Adjustments	As Restated
Cash flows from operating activities
Net (loss)	$(4,948,091)	$201,039	$(4,747,052)
Depreciation and depletion	869,251	(201,039)	668,212
Debt issue cost amortization	45,929	-	45,929
Stock and options issued for services and interest	328,792	-	328,792
Accretion of interest on long-term debt discount	596,108	-	596,108
Accretion of asset retirement obligation	75,687	-	75,687
Loss on derivatives	3,548,245	-	3,548,245
Gain on purchase of debentures	(436,500)	-	(436,500)
Stock issued to employees and directors	274,333	-	274,333
Loss on sale of fixed assets	25,999	-	25,999
Principal issued on debentures for interest	368,045	-	368,045
Impairment of oil & gas properties	-	-	-
Adjustments to reconcile net (loss) to cash provided by operating activities:
Accounts receivable	131,942	-	131,942
Deposits and prepaid expenses	96,965	-	96,965
Accounts payable	(138,659)	-	(138,659)
Accrued liabilities	329,330	-	329,330
Deferred payment from Euramerica for development	-	-	-
Cash provided by operating activities	1,167,376	-	1,167,376

Cash flows from investing activities
Purchase of fixed assets	(72,603)	-	(72,603)
Additions to oil & gas properties	(228,962)	-	(228,962)
Sale of oil & gas properties	32,000	-	32,000
Proceeds from sale of vehicle	16,500	-	16,500
Cash used in investing activities	(253,065)	-	(253,065)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net	(193,500)	-	(193,500)
Borrowings on long-term debt	38,480	-	38,480
Payments on long-term debt	(717,713)	-	(717,713)
Cash used in financing activities	(872,733)	-	(872,733)

Increase (decrease) in cash and cash equivalents	41,578	-	41,578
Cash and cash equivalents, beginning	127,585	-	127,585
Cash and cash equivalents, end	$169,163	$-	$169,163

Supplemental disclosures:
Interest paid	$325,625	$-	$325,625
Income taxes paid	$-	$-	$-

Non-cash transactions:
Share-based payments issued for services	$603,125	$-	$603,125
Principal issued on debentures for interest	$368,045	$-	$368,045