Form 10-Q/A
period 2010-06-30
EnerJex Resources, Inc.
filed 2010-11-17
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

EnerJex Resources, Inc. is filing this Amendment  No. 1 to Form 10-Q (the “Amendment”) to amend its quarterly report for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 16, 2010 (the “Quarterly Report”). The purpose of this Amendment is to revise the Quarterly Report to reflect a compilation error in the calculation of the Registrant’s net reserves as of March 31, 2010, which was discovered by the Registrant in late August of 2010. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Quarterly Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Quarterly Report other than the changes to the Registrant’s reserves as of March 31, 2010 and the effects of the revised reserves on the Registrant’s financial statements.

ENERJEX RESOURCES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Amended)
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$92.799	$169,163
Accounts receivable	265,255	330,102
Deferred and prepaid expenses	148,696	166,418
Total current assets	506,750	665,683

Fixed assets	294,094	371,885
Less: Accumulated depreciation	114,763	120,545
Total fixed assets	179,331	251,340

Other assets:
Oil and gas properties using full cost accounting:
Properties not subject to amortization	-	-
Properties subject to amortization	5,815,652	6,093,033
Total other assets	5,815,652	6,093,033
Total assets	$6,501,733	$7,010,056

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$810,624	$877,511
Accrued liabilities	140,453	417,142
Derivative liability	725,742	1,184,178
Long-term debt, current	9,286,199	9,182,679
Convertible note payable	25,000	25,000
Total current liabilities	10,988,018	11,686,510

Asset retirement obligation	844,184	883,589
Long-term debt	19,045	43,440
Derivative liability	1,451,333	2,364,068
Total liabilities	13,302,580	14,977,607

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.001 par value, 100,000,000 shares authorized shares issued and outstanding – 5,133,873 at June 30, 2010 and 5,053,189 at March 31, 2010 and 6,062 and 4,836 not issued stock at June 30, 2010 and March 31, 2010	5,140	5,058
Paid-in capital	9,584,818	9,505,417
Retained (deficit)	(16,385,665)	(17,748,026)
Total stockholders’ equity (deficit)	(6,800,847)	(7,967,551)
Total liabilities and stockholders’ equity	$6,501,733	$7,010,056

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2010 (Amended)	2009

Revenue
Oil and gas activities	$1,030,479	$1,395,062

Expenses:
Direct operating costs	398,066	428,310
Depreciation, depletion and amortization	168,106	156,290
Professional fees	63,589	98,685
Salaries	42,410	153,735
Administrative expense	165,408	214,121
Total expenses	837,579	1,051,141

Income from operations	192,900	343,921

Other income (expense):
Interest expense	(205,895)	(178,838)
Loan interest accretion	-	(135,389)
Gain on liquidation of hedging instrument	-	406,500
Unrealized gain (loss) on derivative instruments	1,124,357	-
Other income (loss)	(24,141)	-
Total other income (expense)	894,320	92,273

Net income	$1,087,220	$436,194

Weighted average shares outstanding
Common shares outstanding basic and diluted	5,067,375	4,443,512

Net income per share - basic and diluted	$0.21	$0.10

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	June 30
	2010 (Amended)	2009
Cash flows (used in) / provided from operating activities
Net income	$1,087,220	$436,194
Depreciation and depletion	176,004	163,830
Accretion of asset retirement obligation	19,441	18,698
Principal increase on debentures	98,492	141,631
Shares issued for interest on debentures	2,464	3,541
Accretion of interest on long-term debt discount	-	135,389
Gain on derivatives	(1,371.172)	-
Loss on sale of fixed assets	26,362	-
Adjustments to reconcile net income to cash used in operating activities:
Accounts receivable	64,847	(25,080)
Prepaid expenses	17,722	17,453
Accounts payable	(66,887)	(64,065)
Accrued liabilities	(199,668)	(87,732)
Deferred payment - development	-	50,000
Net cash (used in) / provided from operating activities	(145,175)	789,859

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	-	(57,615)
Additions to oil and gas properties	-	(69,864)
Proceeds from sale of oil & natural gas properties	60,000	-
Proceeds from sale of fixed assets	28,178	-
Net cash (used in) / provided from investing activities	88,178	(127,479)

Cash flows (used in) / provided from financing activities
Proceeds from (repayment of) note payable, net	(19,367)	-
Payments on long-term debt	-	(778,788)
Borrowings on long-term debt	-	38,806
Net cash used in financing activities	(19,367)	(739,982)

Net decrease in cash	(76,364)	(77,602)
Cash - beginning	169,163	127,585
Cash - ending	$92,799	$49,983

Supplemental disclosures:
Interest paid	$85,696	$70,122
Income taxes paid	-	-

Non-cash transactions
Shares issued for liabilities and interest on debentures	79,484	3,541
Principal increase on debentures	$98,492	$141,631
Asset retirement obligation	-	4,281

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

Since the beginning of fiscal 2008, we have deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells, 65 water injection wells, and 3 dry holes). Our estimated total proved PV 10 (present value) of reserves as of March 31, 2010 (Amended) was $29.9 million, versus $10.63 million as of March 31, 2009  We developed estimated total proved reserves to 2.5 million barrels of oil equivalent, or BOE, as of March 31, 2010.  Our total proved reserves increased almost 38% at March 31, 2010 over 2009, from 2.5 million and 1.3 million barrels of oil equivalent (BOE), respectively. In addition, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 2.5 million BOE at March 31, 2010 approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of proved developed producing (79%) and proved developed non-producing (21%).

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

Results of Operations for the Three Months Ended June 30, 2010 and 2009 compared.

Income:
	Three Months Ended
	June 30,		Increase / (Decrease)
	2010	2009	$	%
Oil and natural gas revenues	$1,030,479	$1,395,062	$(364,583)	(26)%

Revenues

Oil and natural gas revenues for the three months ended June 30, 2010 were $1,030,479 compared to revenues of $1,395,062 in the three months ended June 30, 2009. The decrease in the three month revenues is due to lower sales volumes and prices.

Expenses:
	Three Months Ended
	June 30,		Increase / (Decrease)
	2010 (Amended)	2009	$ (Amended)	% (Amended)
Production expenses:
Direct operating costs	$398,066	$428,310	$(30,244)	(7)%
Depreciation, depletion and amortization	168,106	156,290	11,816	7%
Total production expenses	566,172	584,600	(18,428)	(3)%

General expenses:
Professional fees	63,589	98,685	(35,096)	(35)%
Salaries	42,410	153,735	(111,325)	(72)%
Administrative expense	165,408	214,121	(48,713)	(22)%
Total general expenses	271,407	466,541	(195,491)	(41)%

Total production and general expenses	837,579	1,051,141	(213,562)	(20)%

Other income (expense)
Interest expense	(205,895)	(314,227)	(108,332)	(34)%
Other expense	(24,141)	-	24,141	-
Gain on repurchase of debentures	-	406,500	(406,500)	-
Gain on derivatives	1,124,357	92,273	998,807	-
Total other income (expense)	894.320	92,273	676,498	-

Net income	$1,087,220	$436,194	$651,026	149%

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (DD&A) for the three months ended June 30, 2010 (Amended) was $168,106, compared to $156,290 for the three months ended June 30, 2009.  The 7% increase was primarily the result of higher production per barrel depletion.

Professional Fees

Professional fees decreased 35% for the three months ended June 30, 2010 to $63,589 from $98,685 for the three months ended June 30, 2009. This decrease was primarily the result of our reduced business activity and our focus on reducing costs.

 Salaries

Salaries for the three months ended June 30, 2010 were $42,410 compared to $153,735 for the three months ended June 30, 2009, reflecting the waiver of salary by our chief executive officer and the continued reduction in personnel levels.

Administrative Expense

Our continued focus on reducing costs allowed us to reduce our administrative expenses by 22% during the three months ended June 30, 2010 as compared to the same period in 2009. We intend to continue to focus on cost cutting measures during fiscal 2011 while pursuing other strategic initiatives for the company.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ C. Stephen Cochennet_
C. Stephen Cochennet, Chief Executive and Principal Financial Officer

Date: November 17, 2010