Form 10-Q
period 2010-09-30
EnerJex Resources, Inc.
filed 2010-11-18
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 02, 2010 was 5,134,628 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$123,638	$169,163
Accounts receivable	332,143	330,102
Deferred and prepaid expenses	139,103	166,418
Total current assets	594,885	665,683

Fixed assets	294,094	371,885
Less: Accumulated depreciation	129,985	120,545
Total fixed assets	164,109	251,340

Other assets:
Oil and gas properties using full-cost accounting:
Properties subject to amortization	5,650,425	6,093,033
Total other assets	5,650,425	6,093,033
Total assets	$6,409,419	$7,010,056

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$837,325	$877,511
Accrued liabilities	140,455	417,142
Derivative liability	340,747	1,184,178
Long-term debt, current	9,385,395	9,182,679
Convertible note payable	25,000	25,000
Total current liabilities	10,728,922	11,686,510

Asset retirement obligation	863,625	883,589
Long-term debt	22,764	43,440
Derivative liability	2,434,003	2,364,068
Total liabilities	14,049,314	14,977,607
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 5,134,898 at September 30, 2010 and 5,053,189 at March 31, 2010	5,157	5,058
Paid-in capital	9,587,464	9,505,417
Retained (deficit)	(17,232,458)	(17,748,026)
Total stockholders’ equity (deficit)	(7,639,896)	(7,967,551)

Total liabilities and stockholders’ equity	$6,409,419	$7,010,056

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Oil and natural gas revenues	$897,219	$1,394,117	$1,944,913	$2,789,179

Expenses:
Direct operating costs	524,442	430,316	922,508	864,835
Depreciation, depletion and amortization	173,269	289,604	341,375	445,895
Professional fees	106,276	310,455	169,865	419,139
Salaries	57,746	399,254	100,154	552,989
Administrative expense	103,267	264,714	268,675	455,316
Total expenses	965,000	1,694,343	1,802,579	2,738,174

Income (loss) from operations	(67,781)	(300,226)	125,119	51,005

Other income (expense):
Interest expense	(216,314)	(174,727)	(422,209)	(353,565)
Loan interest accretion	-	(144,101)	-	(279,490)
Management fee revenue	-	75,291	-	75,291
Gain on repurchase of debentures	-	-	-	406,500
Unrealized gain (loss) on derivative instruments	(702,148)	-	533,801	-
Other income (loss)	32,138	-	(8,797)	-
Total other income (expense)	(886,324)	(243,537)	120,389	(151,264)

Net income (loss)	$(954,105)	$(543,763)	$245,508	$(100,259)

Weighted average shares outstanding Common shares outstanding basic and diluted	5,134,062	4,670,767	5,100,901	4,557,760

Net income (loss) per share – basic and diluted	$(0.19)	$(0.12)	$0.05	$(0.02)

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009
Cash flows (used in) / provided from operating activities
Net income (loss)	$245,508	$(100,259)
Depreciation and depletion	356,453	460,974
Accretion of interest on long-term debt discount	-	279,490
Principal increase on debentures	206,214	214,707
Shares issued for interest on debentures	5,125	5,368
Shares issued for compensation and services	-	494,750
Accretion of asset retirement obligation	38,882	37,396
Gain on derivatives	(773,496)	-
Loss on sale of fixed assets	26,362	-
Principal issued on debentures for interest	206,214	-
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accounts receivable	(2,041)	(28,555)
Prepaid expenses	27,315	63,533
Accounts payable	(40,186)	(338,252)
Accrued liabilities	(199,665)	(87,732)
Deferred payment - development	-	148,125
Net cash (used in) / provided from operating activities	(109,529)	(1,149,545)

Cash flows (used in) / provided from investing activities
Purchase of fixed assets	-	(63,180)
Additions to oil & gas properties	-	(117,504)
Proceeds from sale of oil & natural gas properties	60,000	-
Proceeds from sale of fixed assets	28,178	-
Net cash (used in) / provided from investing activities	88,178	(180,684)

Cash flows (used in) / provided from financing activities
Payments on long-term debt	(24,174)	(1,045,380)
Borrowings on long-term debt	-	38,480
Notes payable, net	-	-
Net cash (used in) / provided from financing activities	(24,174)	(1,006,900)

Net increase (decrease) in cash	(45,525)	(38,039)
Cash - beginning	169,163	127,585
Cash - ending	$123,638	$89,546

Supplemental disclosures:
Interest paid	$171,986	$151,334
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services and interest	$82,145	$500,118
Principal issued on debentures for interest	206,214	-

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

Note 3 - Stock Options and Warrants

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding March 31, 2010	-	-	75,000	$3.00
Cancelled	(438,500)	$(6.30)	(75,000)	(3.00)
Exercised	-	-	-	-
Outstanding September 30, 2010	-	$-	-	$-

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

Our derivative instruments consist of variable to fixed price commodity swaps.

		Fair Value Measurement
	Total Amount	Level 1	Level 2	Level 3

Crude oil swaps	$2,777,750	$-	$2,777,750	$-

Note 5 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation, April 1, 2010	$883,589
Liabilities incurred during the period	-
Liabilities settled during the period	(58,846)
Accretion	38,882
Asset retirement obligations, September 30, 2010	$863,625

Note 6 - Derivative Instruments

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

The following derivative contracts were in place at September 30, 2010:

	Term	Monthly Contract Volumes	Price per Bbl	Fair Value
Crude oil swap	Oct.2010 – Dec. 2013	2,154 Bbls	$61.16	$(2,069,800)
Crude oil swap	Jan 2013-Dec 2014	1,150 Bbls	$62.50	(707,950)
				$(2,777,750)

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

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of September 30, 2010.

           Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at September 30, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.  See Note 9.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.  We were not in compliance with the covenants at September 30, 2010 and we had not made required principal reduction payments as of September 30, 2010.

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

           Interest is payable quarterly in arrears on the first day of each succeeding quarter. The interest rate remains 14% per annum for cash interest payments.  The payment-in-kind interest rate is equal to 14% per annum.  If interest payments are made through payment-in-kind interest, we must issue common stock equal to and additional 2.5% of the quarterly interest payment due.  For the three months and six month period ended September 30, 2010 we have recorded additional principal on the Debentures of $107,727 and $206,214 respectively and common stock of $2,693 and $5,155 respectively.

Convertible and Other Long-Term Debt

Long-term debt consists of the following at September 30, 2010:

Credit Facility	$6,691,000
Debentures	2,674,260
Vehicle notes payable	42,899
Total debt	9,408,159
Less current portion, long-term debt	9,385,395
Long-term debt	$22,764

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

Since the beginning of fiscal 2008, we have deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells, 65 water injection wells, and 3 dry holes). Our estimated total proved PV 10 (present value) of reserves as of March 31, 2010 was $29.9 million, versus $10.63 million as of March 31, 2009.  We developed estimated total proved reserves to 2.5 million barrels of oil equivalent, or BOE, as of March 31, 2010.  Our total proved reserves increased almost 38% at March 31, 2010 over 2009, from 2.5 million and 1.3 million barrels of oil equivalent (BOE), respectively. In addition, the PV10 increased dramatically due to the estimated average price of oil at March 31, 2010 of $62.64 versus $42.65 at March 31, 2009.  Of the 2.5 million BOE at March 31, 2010 approximately 30% are proved developed and approximately 70% are proved undeveloped. The proved developed reserves consist of proved developed producing (79%) and proved developed non-producing (21%).

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

Recent Developments

On October 30, 2010, we entered into a binding letter of intent (the “LOI”) with J&J Operating, LLC (“J&J”); West Coast Opportunity Fund, LLC (“WCOF”); Montecito Venture Partners, LLC, a controlled affiliate of WCOF (“MVP”); and Black Sable Energy, LLC, a controlled affiliate of MVP (“BSE”)(collectively J&J, WCOF, MVP and BSE are referred to as the “Acquisition Parties”) under which the parties will negotiate the terms on which we may acquire certain assets owned by the Acquisition Parties.

In accordance with the LOI, and subject to the completion of legal due diligence by us and the Acquisition Parties, the parties agree that the terms and conditions of the acquisitions shall be as set forth in certain formal definitive agreements (“Definitive Agreements”), anticipated to be negotiated and entered into by and between the parties on or prior to November 30, 2010.   There are numerous conditions that need to be satisfied in order for the contemplated transactions to proceed, including but not limited to agreements with third parties over which we and the other parties to such transactions have no control.   It is unclear whether those conditions will be satisfied, and consequently it is unclear if those contemplated transactions will ever close.

We are subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. However, the no-shop provision is subject to a customary “fiduciary-out” provision which allows us under certain circumstances, and subject to certain conditions, to provide information to and participate in discussions with third parties with respect to certain unsolicited alternative acquisition proposals that the board of directors has determined would, if consummated, result in a transaction more favorable to our stockholders than the transaction contemplated by the LOI and is reasonably likely to be completed on the terms proposed on a timely basis.

The LOI contains certain rights for us and the Acquisition Parties. Upon breach or termination of the LOI under specified circumstances, we may be required to pay WCOF a break-up fee. If we are required to pay a break-up fee as a result of our breach of the terms of the LOI, the Definitive Agreements or entering into an alternative acquisition agreement, the amount of the break-up fee is $750,000.

The foregoing description of the LOI and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the LOI attached as Exhibit 10.1 to the Form 8-K filed with the SEC on November 4, 2010, which is incorporated herein by reference hereto.

 Results of Operations for the Three Months and Six Months Ended September 30, 2010 and 2009 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009		$2010	2009	$
Oil and natural gas revenues	$897,219	$1,394,117	$(496,898)	$1,944,913	$2,789,179	$(844,266)

Revenues

Oil and natural gas revenues for the three months ended September 30, 2010 were $897,219 compared to revenues of $1,394,117 in the three months ended September 30, 2009. This compares to oil and natural gas revenues for the six months ended September 30, 2010 of $1,944,913 and revenues of $2,789,179 in the six months ended September 30, 2009. The decrease in the three and six month revenues is due to lower sales volumes and prices.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009		$2010	2009	$
Production expenses:
Direct operating costs	$524,442	$430,316	$94,124	$922,508	$864,835	$57,673
Depreciation, depletion and amortization	173,269	289,604	(116,335)	341,375	445,895	(104,520)
Total production expenses	697,711	719,920	(22,209)	1,263,883	1,310,730	(46,847)

General expenses:
Professional fees	106,276	310,455	(204,179)	169,865	419,139	(249,274)
Salaries	57,746	399,254	(341,508)	100,154	552,989	(452,835)
Administrative expense	103,267	264,714	(161,447)	268,675	455,316	(186,641)
Total general expenses	267,289	974,423	(707,134)	538,694	1,427,444	(888,750)
Total production and general expenses	965,000	1,694,343	(729,343)	1,802,577	2,738,174	(935,597)

Income (loss) from operations	(67,781)	(300,226)	(232,445)	125,119	51,005	74,114

Other income (expense)
Interest expense	(216,314)	(174,727)	41,587	(422,209)	(353,565)	68,644
Loan interest accretion	-	(144,101)	144,101	-	(279,490)	279,490
Gain on repurchase of debentures	-	-	-	-	406,500	(406,500)
Management fee revenue	-	75,291	(75,291)	-	75,291	(75,291)
Gain on derivatives	(702,148)	-	702,148	533,801	-	(533,801)
Other income (loss)	32,138	-	(32,138)	(8,797)	-	8,797
Total other income (expense)	(886,324)	(243,537)	(547,551)	120,389	(151,264)	(30,875)

Net income (loss)	$(954,105)	$(543,763)	$-	$245,568	(100,259)	$-

Direct Operating Costs

Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses.  Direct operating costs for the three months ended September 30, 2010 were $524,442 compared to $430,316 for the three months ended September 30, 2009 and $922,508 compared to $864,835 for each of the six months ended September 30, 2010 and 2009, respectively. Direct costs increased primarily as a result of repairing and replacing equipment that reached the end of its useable life.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three and six months ended September 30, 2010 was $173,269 and $341,375, respectively, compared to $289,604 and $445,895 for the three and six months ended September 30, 2009. Decreases in depreciation, depletion and amortization were primarily the result of our efforts to reduce our fixed assets and adjustments to our reserves.

Professional Fees

Professional fees for the three months ended September 30, 2010 were $106,276 compared to $310,455 for the three months ended September 30, 2009. This compares to professional fees of $169,865 for the six months ended September 30, 2010 and $419,139 for the same period in 2009. We have continued to reduce our professional fees through the utilization of more cost effective service providers and as the result of reduced activities at the corporate level.

Salaries

Salaries for the three months ended September 30, 2010 were $57,746 compared to $399,254 for the three months ended September 30, 2009.  Additionally, salaries for the six month periods ended September 30, 2010 and 2009 were $100,154 and $552,989, respectively. Salaries have continued to decrease as we reduce the number of full-time employees in response to declining economic conditions and rely on the services of independent contractors in an effort to reduce our operating and general expenses and cash outlay.

Administrative Expense

Administrative expense for the three and six months ended September 30, 2010 were $103,267 and $268,675, compared to $264,714 in the three months ended September 30, 2009 and $455,316 in the six months ended September 30, 2009. The administrative expenses decreased resulting from less activity in development and exploration and cost cutting measures. We intend to continue to focus on cost cutting measures during fiscal 2011 while pursuing other strategic initiatives for the company.

Interest Expense

Interest expense for the three and six months ended September 30, 2010 was $216,314 and $422,209, whereas interest expense for the three and six months ended September 30, 2009 was $174,727 and $353,565.

Loan Interest Accretion

There were no loan interest accretion expenses for the three and six months ended September 30, 2010, as compared to $144,101 and $279,490 for the three and six months ended September 30, 2009.

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

Net Income (Loss)

Net loss for the three and six months ended September 30, 2010 was $954,105 and $245,508 as compared to net loss of $543,763 and $100,259 in the three and six months ended September 30, 2009.  Non-cash expenses such as depreciation and depletion as well as loan costs and accretions are significant factors contributing to the net loss in the prior periods.

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

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 as compared to March 31, 2010.

	September 30, 2010	March 31, 2010	Increase / (Decrease) $

Current Assets	$594,885	$665,683	(70,798)

Current Liabilities	$10,728,922	$11,686,510	(957,588)

Working Capital (deficit)	$(10,134,037)	$(11,020,827)	(886,790)

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

The Credit Facility is secured by a lien on substantially all assets of the Company and its subsidiaries. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011.  The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.  We have borrowed all of our available borrowing base as of September 30, 2010.

           Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, TCB has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.  There was no commitment fee due at September 30, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009.  The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010. We were not in compliance with the three technical covenants of the Credit Facility at September 30, 2010 As a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

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

Significant changes in the number of employees

At September 30, 2010, we had 4 full time employees, 10 less than the number of full time employees at our fiscal year ended March 31, 2010. In November 2008, we began reducing personnel levels in response to declining economic conditions and in an effort to reduce our operating and general expenses and cash outlay.  As drilling and production activities increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment when it is prudent and necessary to do so. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

On September 30, 2010 $2.6 million in debentures and approximately $6.691 million of bank loans were outstanding. Under a default situation with respect to the debentures or other secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. An event of default under the Credit Facility permits Texas Capital to accelerate repayment of all amounts due and to terminate the commitments thereunder. Any event of default which results in such acceleration under the Credit Facility would also result in an event of default under our Debentures. We do not have sufficient cash resources to repay these amounts if Texas Capital accelerates its obligations under the Credit Facility. If we are unable to successfully negotiate a forbearance agreement or waiver with Texas Capital, or if Texas Capital accelerates its obligations under the Credit Facility, we may be forced to voluntarily seek bankruptcy protection.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and our debentures and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50 million.  As of September 30, 2010, we had total indebtedness of $9.3 million, including $6.691 million of borrowings under the Credit Facility and $2.6 million of remaining debentures, as well as other notes payable totaling approximately $75,000. We had no outstanding letters of credit under the facility on September 30, 2010.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility and our debentures also contain various affirmative covenants with which we are required to comply.  We were not in compliance with three covenants at September 30, 2010. We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.  In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Our hedging activities could result in financial losses or could reduce our available funds or income and therefore adversely affect our financial position.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we have entered into derivative arrangements through December 31, 2014 that could result in both realized and unrealized hedging losses. As of September 30, 2010 we had unrealized losses of approximately 2.777 million. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil, natural gas and NGL prices we realize in our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We intend to issue the Debenture holders 20,342 shares of our common stock in lieu of interest payments for the quarter ended September 30, 2010. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. As of the date of this report these shares have not been issued.

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

Item 4. (Removed and Reserved).

Item 5. Other Information.

On October 30, 2010, we entered into a binding letter of intent (the “LOI”) with J&J Operating, LLC (“J&J”); West Coast Opportunity Fund, LLC (“WCOF”); Montecito Venture Partners, LLC, a controlled affiliate of WCOF (“MVP”); and Black Sable Energy, LLC, a controlled affiliate of MVP (“BSE”)(collectively J&J, WCOF, MVP and BSE are referred to as the “Acquisition Parties”) under which the parties will negotiate the terms on which we may acquire certain assets owned by the Acquisition Parties.

In accordance with the LOI, and subject to the completion of legal due diligence by us and the Acquisition Parties, the parties agree that the terms and conditions of the acquisitions shall be as set forth in certain formal definitive agreements (“Definitive Agreements”), anticipated to be negotiated and entered into by and between the parties on or prior to November 30, 2010.   There are numerous conditions that need to be satisfied in order for the contemplated transactions to proceed, including but not limited to agreements with third parties over which we and the other parties to such transactions have no control.   It is unclear whether those conditions will be satisfied, and consequently it is unclear if those contemplated transactions will ever close.

We are subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. However, the no-shop provision is subject to a customary “fiduciary-out” provision which allows us under certain circumstances, and subject to certain conditions, to provide information to and participate in discussions with third parties with respect to certain unsolicited alternative acquisition proposals that the board of directors has determined would, if consummated, result in a transaction more favorable to our stockholders than the transaction contemplated by the LOI and is reasonably likely to be completed on the terms proposed on a timely basis.

The LOI contains certain rights for us and the Acquisition Parties. Upon breach or termination of the LOI under specified circumstances, we may be required to pay WCOF a break-up fee. If we are required to pay a break-up fee as a result of our breach of the terms of the LOI, the Definitive Agreements or entering into an alternative acquisition agreement, the amount of the break-up fee is $750,000.

The foregoing description of the LOI and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the LOI attached as Exhibit 10.1 to the Form 8-K filed with the SEC on November 4, 2010, which is incorporated herein by reference hereto.

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

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed on July 15, 2010)
10.26	Binding Letter of Intent dated October 30, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 4, 2010)
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ C. Stephen Cochennet
C. Stephen Cochennet, Chief Executive Officer
(Principal Financial Officer)

Date: November 18, 2010