Form 10-KT
period 2010-12-31
EnerJex Resources, Inc.
filed 2011-04-21
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2010 to December 31, 2010

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 NE Loop 410 Suite 104 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

(210) 451-5545

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,283,657 based on a share value of $0.25.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 69,355,279 shares of common stock, $0.001 par value, outstanding on April 18, 2011.

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

NONE.

ENERJEX RESOURCES, INC.

FORM 10-K

i

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements regarding future events, our future financial performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of this Transition Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in Part I, Item 1A of this Transition Report on Form 10-K and elsewhere in this document. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to attract and obtain additional development capital;

•	inability to achieve sufficient future sales levels or other operating results;

•	inability to efficiently manage our operations;

•	effect of our hedging strategies on our results of operations;

•	potential default under our secured obligations or material debt agreements;

•	estimated quantities and quality of oil reserves;

•	declining local, national and worldwide economic conditions;

•	fluctuations in the price of oil;

•	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;

•	the inability of management to effectively implement our strategies and business plans;

•	approval of certain parts of our operations by state regulators;

•	inability to hire or retain sufficient qualified operating field personnel;

•	increases in interest rates or our cost of borrowing;

•	deterioration in general or regional (especially Eastern Kansas and South Texas) economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a nine-month transition period from April 1, 2010 to December 31, 2010. We have provided definitions for the oil industry terms used in this report in the “Glossary” beginning on page 12 of this report.

ii

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.enerjexresources.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 1600 NE Loop 410, Suite 104, San Antonio, Texas 78209.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

iii

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

Change in Fiscal Year End

On January 21, 2011, our board of directors approved the change in our fiscal year end from March 31 to December 31, effective December 31, 2010. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period. References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of April 1, 2009 through March 31, 2010 and references to fiscal year 2009 or fiscal 2009 referred to the period of April 1, 2008 through March 31, 2009. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to EnerJex Resources, Inc. in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. All of our current operations are conducted through EnerJex Kansas, and all leasehold interests are held in DD Energy, Inc., Black Sable Energy, LLC and Working Interest, LLC, our wholly-owned subsidiaries.

Significant Developments in Transition Period 2010

The following is a brief description of our most significant corporate developments that occurred in the Transition Period 2010:

•

In April 2010, we terminated our consulting agreement with Mark Haas, President of Haas Petroleum, LLC and managing member of MorMeg, LLC. Effective December 31, 2010, we entered into a Joint Operating Agreement and Joint Development Agreement with Haas Petroleum and MorMeg, discussed below in “Relationship with Haas Petroleum and MorMeg.”

•

On December 31, 2010, pursuant to a Securities Purchase and Asset Acquisition Agreement with West Coast Opportunity Fund, LLC (WCOF); Montecito Venture Partners, LLC (MVP); RGW Energy, LLC; J&J Operating Company, LLC; and the Frey Living Trust, we issued to WCOF 10,550,415 shares of common stock in exchange for cancellation of the Senior Secured Debentures in the original amount of $2,498,007 and the contribution of 617,317 shares of common stock in Oakridge Energy in the aggregate amount of $1,676,016, and 700,000 shares of common stock in Spindeltop Oil & Gas Co. in the aggregate amount of $1,295,000; to the Frey Trust 223,056 shares of common stock in exchange for the cancellation of the Frey Senior Secured Debenture of $178,429; to RGW Energy, LLC 4,000,000 shares of common stock in exchange for its membership interest in Black Sable Energy, LLC; to MVP 15,595,540 shares of common stock and 4,779,460 shares of Series A Preferred Stock in exchange for the contribution of its membership interest in Black Sable Energy, LLC; and to Working Interest Holdings, LLC 18,750,000 shares of common stock and $1,500,000 cash in exchange for 100% of the membership interest in Working Interest, LLC.

•

On December 31, 2010, we entered into a Securities Purchase Agreement with multiple investors in which we sold 12,500,000 shares of common stock for an aggregate purchase price of $5,000,000, or $0.40 per share.

•

On December 31, 2010, we entered into a Separation and Settlement Agreement with C. Stephen Cochennet, where we believed it was in our best interest to have Mr. Cochennet resign as an officer and employee of the Company and as a member of the board of directors.

•	Effective December 31, 2010, all members of the board of directors resigned and appointed in their place the individuals who are the current directors of the Company.

•

On December 31, 2010, the Credit Facility with Texas Capital Bank was amended to modify the borrowing base to $6,116,000 relative to the Proved Reserves attributable to certain of our assets, identified as “Borrowing Base Oil and Gas Properties” in our agreement with the bank. The amendment also modified the EBITDA ratio on a quarterly basis, and for the quarter ending March 31, 2011, the allowed ratio was changed to 4.25:1 00. The Credit Agreement was further amended in order to reflect the reorganization of the Company.

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Eastern Kansas and South Texas. We have provided definitions for the oil industry terms used in this report in the “Glossary” beginning on page 12.

From the beginning of fiscal 2008 through the end of fiscal 2010, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells and 65 water injection wells and 3 dry holes). As a result, our estimated total net proved oil reserves at December 31, 2010 was approximately 2.32 million barrels of oil equivalent, or BOE. Of the 2.32 million BOE of total proved reserves, approximately 29% are proved developed and approximately 71% are proved undeveloped. The proved developed reserves are 100% proved developed producing reserves.

The total PV10 (present value) of our proved reserves (“PV10”) as of December 31, 2010 was approximately $31.2 million. PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 33, for a reconciliation to the comparable GAAP financial measure.

Except where noted:

•	the discussion regarding our business in this Transition Report on Form 10-K is as of December 31, 2010; and
•	references to our proved reserves

do not include Texas assets acquired in the series of transactions closing on December 31, 2010.

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. For the years ended December 31, 2010 and 2009, 40.5 million barrels and 39.5 million barrels of oil were produced in Kansas. Of the total barrels produced in Kansas in the calendar year ended December 31, 2010, 20 companies accounted for approximately 34% of the total production, with the remaining 66% produced by over 2,000 active producers.

In addition to significant historical oil production levels in the region, we believe that a confluence of the following factors in Eastern Kansas and the surrounding region make it an attractive area for oil development activities:

•

Numerous Acquisition Opportunities in Fragmented Markets. The exploration and production business in Eastern Kansas is highly fragmented and consists of many small operators that operate producing oil properties on relatively small budgets. Consequently, numerous acquisition opportunities with drilling and expansion potential exist in the area.

•

Opportunity to Enhance Operational Efficiency of Mature Leases. Many potential acquisition targets include significant opportunities for enhanced operational efficiencies and increased ultimate recoveries of oil through the application of modern engineering technologies, professional approaches to reservoir engineering and operations management, and the potential application of a number of enhanced oil recovery technologies.

•

Opportunity to Reduce Operating Costs per Barrel Through Economies of Scale. A significant portion of expenses at the field level are fixed (primarily labor and equipment). These costs are scalable, and lease operating expenses per barrel may be significantly reduced by increasing production in current areas of operation via the drilling of low risk development wells, acquisition of producing properties in close proximity to existing operations, and the application of modern enhanced oil recovery technologies.

•

Large Oil Reserves in Place and Relatively Low Exploration Risk. A majority of the oil reserves in Eastern Kansas are present at relatively shallow horizons (most at a depth less than 3,000 feet) and contain significant volumes of oil in place. These shallow reservoirs often lack a strong natural drive mechanism and ultimate recovery of oil in place can be significantly increased through the application of secondary recovery technologies. Secondary recovery operations generally involve higher operating costs on a per barrel basis as compared to primary recovery; however, exploration risk in the area is relatively low, which can more than offset higher operating costs.

Our Kansas Properties

The table below summarizes our current Eastern Kansas acreage by project name as of December 31, 2010.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Black Oaks Project	550	522	1,550	1,395	2,100	1,890
Tri-County Project	610	606	652	651	1,262	1,257
Thoren Project	240	240	165	165	405	405
DD Energy Project	400	400	480	480	880	880
Working Interest Project	335	257	1,534	817	1,869	1,074
Gas City Project	600	600	4,713	4,713	5,313	5,313

Total	2,735	2,625	9,094	8,221	11,829	10,819

(1)	Net acreage is based on our net working interest as of December 31, 2010.

The table below summarizes proved reserves on all Eastern Kansas properties as of December 31, 2010:

	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	900,690	666,220	$12,107,970
Proved, Undeveloped	2,237,990	1,653,930	$19,087,800

Total Proved	3,138,680	2,320,150	$31,195,770

(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)

See “Glossary” on page 14 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 31, for a reconciliation to the comparable GAAP financial measure.

Black Oaks Project

Effective December 31, 2010, we entered into a Joint Operating Agreement and a Joint Development Agreement with a shareholder, Haas Petroleum, LLC (Haas), and MorMeg, LLC, (MorMeg), which are controlled by Mark Haas, whereby we agreed to elect Haas to be the operator of the Black Oaks Project in exchange for 100,000 shares of our common stock. In addition, we agreed to assign to MorMeg a 5% overriding royalty interest (ORRI) covering all leases on the Black Oaks Project, and a 10% working interest on all leases in the Black Oaks Project. We also agreed to fund MorMeg’s 10% working interest for all future capital expenditure costs invested in the Black Oaks Project until the sooner of (i) 5 years or (ii) we fund an aggregate $500,000 on behalf of MorMeg’s 10% working interest in the Black Oaks Project (capital expenditure costs apply to new producer and injector wellbores, and specifically excludes lease operating expenses). Our prior Joint Exploration Agreement dated April 9, 2007, as amended, with MorMeg has been terminated.

The Black Oaks Project encompasses approximately 2,100 gross acres in Woodson and Greenwood Counties, Kansas, and all leases are held-by-production (see “Glossary” on page 13 for definition of held-by-production). At the time of acquisition the Black Oaks Project had approximately 35 oil wells producing an average of approximately 32 barrels of oil per day, or BOPD. There are currently 67 producing wellbores and 13 injector wellbores on this project. The project is currently producing approximately 75 gross BOPD and we will focus a significant portion of the 2011 capital expenditure budget on this project. We have identified 34 additional producer locations and 45 additional injector locations on currently producing leases in this project.

Tri-County Project

On September 14, 2007, we acquired a 100% working interest in the Tri-County Project for $800,000, which consisted of approximately 1,100 acres in Miami, Johnson and Franklin Counties, Kansas. At the time of acquisition, this project was producing an average of approximately 25 BOPD.

We currently have 1,262 gross acres leased in this project area and all leases are held-by-production. As of December 31, 2010, we had 207 oil wells producing an average of approximately 48 BOPD; along with 74 water injection wells and two water supply wells. We have identified a significant number of development locations and several remediation projects within this project area and we intend to devote a significant portion of our 2011 capital expenditure budget to this project.

We have identified 122 additional producer locations and 135 additional injector locations on currently producing leases in this project.

Thoren Project

On April 27, 2007, we acquired a 100% working interest in the Thoren Project for $400,000 from MorMeg. This project, at the time of acquisition, contained 240 acres in Douglas County, Kansas, with 12 oil wells producing an average of approximately 10 BOPD, 4 water injection wells, and one water supply well. The original acquisition terms of this working interest include a revisionary right based on project payout. The project achieved there payout hurdles in November 2010, at which the revisionary right was triggered and our working interest was reduced to 75%. We reacquired a 12.5% interest as part of the series of transactions that closed effective December 31, 2010. As a result we have 87.5% working interest and there are no additional revisionary interests.

We currently have 405 gross acres leased in this project area and all leases are held-by-production. As of December 31, 2010, we had 42 oil wells producing an average of approximately 24 BOPD; along with 17 water injection wells and one water supply well. We have identified 15 additional producer locations and 17 additional injector locations on currently producing leases in this project.

DD Energy Project

Effective September 1, 2007, we acquired a 100% working interest in the DD Energy Project for $2.7 million, which consisted of approximately 1,500 acres in Johnson, Anderson and Linn Counties, Kansas. At the time of acquisition, this project was producing an average of approximately 45 BOPD.

We currently have 880 gross acres leased in this project area and all leases are held-by-production. As of December 31, 2010, we had 129 oil wells producing an average of approximately 48 BOPD; along with 71 water injection wells and two water supply wells. We have identified 32 additional producer locations and 20 additional injector locations on currently producing leases in this project.

Working Interest Project

As part of the series of transactions that closed effective December 31, 2010, we acquired Working Interest, LLC, which holds an 80% working interest in certain producing and non-producing oil leases in Eastern Kansas, a substantial majority of which are in close proximity to our other oil leases. We currently have 1,869 gross acres leased in this project area and all leases are held-by-production. As of December 31, 2010, we had 148 oil wells producing an average of approximately 55 BOPD; along with 70 water injection wells and one water supply well.

A majority of the producing leasehold in this project area consists of newly drilled leases with virgin production, resulting in a significant amount of original oil in place remaining. We intend to add enhanced oil recovery operations to several of these leases during 2011 in order to increase production and accelerate oil recovery.

We have identified 51 additional producer locations and 49 additional injector locations on currently producing leases in this project.

Gas City Project

In August of 2007, we entered into a development agreement with Euramerica Energy, Inc., to further the development and expansion of the Gas City Project, which included 6,600 acres. Over time Euramerica contributed $1,624,000 in capital toward the project, but failed to fund the full purchase and development funds required for the project. Therefore, Euramerica forfeited all of its interest in the property, including all interests in any wells, improvements or assets, and all of Euramerica’s interest in the property reverted back to us. In addition, all operating agreements between us and Euramerica relating to the Gas City Project were deemed null and void.

We still maintain some leaseholds within the Gas City Project, and we currently are analyzing the acreage position for potential oil prospects. Two of our leases in this project area are currently producing approximately 5 BOPD from 5 wells.

The Opportunity in South Texas

Technological advances in the oil industry have made great strides over the last decade, especially in the area of completion technologies, mainly through horizontal drilling and artificial fracture stimulation. Multiple sizeable oil deposits were discovered in South Texas during past decades, but operators lacked the technology to produce economically from these reservoirs at the time of discovery. The availability of modern completion technologies coupled with the current commodity price environment provide an opportunity for operators to economically produce oil from reservoirs that were discovered in the past, yet never fully developed due to technology and economic constraints.

Our Texas Properties

Our Texas properties were acquired through the acquisition of Black Sable Energy LLC, as part of a series of transactions that closed effective December 31, 2010. Black Sable Energy is now a wholly-owned subsidiary based in San Antonio, Texas. The Company’s Texas activities currently are focused on two project areas, the El Toro Project and the Lonesome Dove Project, with approximately 9,000 gross acres under lease. A brief overview of each project is as follows:

El Toro Project

•	Approximately 7,000 gross acres leased targeting oil production from an undisclosed oil saturated formation at a depth of approximately 4,000 feet in Atascosa and Frio Counties.

•	Potential for more than 1,000 wells and more than 20 million barrels of recoverable oil net to us in the project area covering approximately 25,000 prospective acres.

•	Proof of concept achieved with 9 wells drilled or re-entered in 2009-2010 spanning 8 miles across current acreage position.

•

Consistent petrophysical results but inconsistent production results, with at least 5 of the 9 wells appearing to be economic producers and 4 of the 9 wells demonstrating a high degree of water production and a low degree of oil production to date.

•	Further research and development is required to determine and understand production inconsistencies.

•	23 re-entry candidates in target area from abandoned Austin Chalk wells drilled in the 1990’s.

•

2 out of 2 successful re-entries completed to date (1 apparent economic producer and 1 well which has been perforated but not fracture stimulated and is demonstrating a high degree of water production and a low degree of oil production to date).

•	Mineral rights covering 440 contiguous acres net to us in the prospective oil window of the Eagleford Shale play.

•	Adjacent well control with hydrocarbon shows and positive log indicators in the Eagle Ford Shale.

We continually evaluate and research our completion designs and procedures and intend to drill additional wells in 2011 to increase our oil production and test new completion designs. The El Toro Project is currently producing approximately 50 gross BOPD and we own varying non-operated working interests of 40%-49%, a small portion of which is held-by-production.

Lonesome Dove Project

•

Approximately 2,000 acres leased targeting oil production from the Taylor Sand formation at a depth of approximately 4,000 feet and the Austin Chalk formation at a depth of approximately 6,000 feet in Lee County.

•	Potential for more than 1 million barrels of recoverable oil net to us from 12 Austin Chalk wells and 50 Taylor Sand wells.

•	Multiple nearby Austin Chalk wells have achieved initial production rates of 200-500 barrels of oil per day.

•	We own and operate a 100% working interest in the prospective Taylor Sand formation and own a non-operated 10% working interest in the Austin Chalk Formation.

•	We will participate at no cost for a 15% interest in the first Austin Chalk well should its joint venture partner drill a well on its acreage.

•	Mineral rights covering 200 acres net to the Company in the prospective oil window of the Eagle Ford Shale play.

•	High risk profile as compared to our other projects.

We do not currently have producing wells in the Lonesome Dove Project and none of the acreage is held-by-production.

Our Business Strategy

Our principal strategy in Kansas is to focus on the acquisition and development of oil mineral leases that have existing production and cash flow. Once acquired, subject to availability of capital, we strive to implement a development program utilizing capital resources, a regional operating focus, an experienced management and technical team, and enhanced recovery technologies to attempt to increase production and increase returns for our stockholders. Our principal strategy in Texas is to identify, acquire and develop leases covering known oil deposits that were never fully developed due to poor reservoir quality and low historical prices. Once acquired, subject to availability of capital, we strive to implement a development program utilizing capital resources, an experienced management and technical team, and modern fracture stimulation to attempt to increase production and demonstrate the economic viability of a larger scale development program in an effort to increase returns for our stockholders. Our oil operations are currently focused in Eastern Kansas and South Texas, with a near term focus on Eastern Kansas due to what we believe are temporary constraints of services and equipment in South Texas as a result of the rapidly developing Eagle Ford Shale play. Depending on availability of capital, and other restraints, our goal is to increase stockholder value by finding and developing oil reserves at costs that provide an attractive rate of return on our investments. The principal elements of our business strategy are:

•	Develop Our Existing Properties. We intend to create reserve and production growth from hundreds of drilling locations we have identified on our existing properties.

•	Maximize Operational Control. We seek to operate the majority of our properties and maintain a substantial working interest. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•

Pursue Selective Acquisitions and Joint Ventures. Due to our local presence in Eastern Kansas and South Texas, we believe we are well-positioned to pursue selected acquisitions and joint venture arrangements.

•

Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

We are continually evaluating oil opportunities in Eastern Kansas and South Texas and plan to enter into joint venture arrangements with partners who would contribute capital and or operational expertise to develop leases we currently own or would acquire as part of a joint venture arrangement. This economic strategy is anticipated to allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil producing properties or companies and generally expand our existing operations while further diversifying risk. Subject to availability of capital, we plan to continue to bring potential acquisition and joint venture opportunities to various financial partners for evaluation and funding options.

Our future financial results will continue to depend on: (i) our ability to source and screen potential projects; (ii) our ability to discover commercial quantities of oil; (iii) the market price for oil; and (iv) our ability to fully implement our exploration, work-over and development program, which is in part dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of crude oil prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our capital resources. For a detailed description of these and other factors that could materially impact actual results, please see “Risk Factors” in this document under ITEM 1A.

The board of directors has implemented a crude oil hedging strategy that will allow management to hedge up to 80% of our net production.

Relationship with Haas Petroleum and MorMeg

In April of 2007, we entered into a consulting agreement with Mark Haas, President of Haas Petroleum and managing member of MorMeg, which was terminated in April of 2010.

On December 31, 2010, we entered into a Joint Operating Agreement and a Joint Development Agreement with a shareholder, Haas Petroleum, LLC (Haas), and MorMeg, LLC, (MorMeg), which are controlled by Mark Haas, whereby Haas agreed to be the operator of the Black Oaks Project in exchange for 100,000 shares of our common stock. In addition, we assigned to MorMeg a 5% overriding royalty interest covering all leases on the Black Oaks Project, and a 10% working interest on all leases in the Black Oaks Project. We also agreed to fund MorMeg’s 10% working interest for all future capital expenditure costs invested in Black Oaks Project until the sooner of (i) 5 years or (ii) we fund an aggregate $500,000 on behalf of MorMeg’s 10% working interest in the Black Oaks Project (capital expenditure costs apply to new producer and injector wellbores, and specifically excludes lease operating expenses). The previous Joint Exploration Agreement dated April 9, 2007, between MorMeg and us, has been terminated. The Black Oaks Project encompasses approximately 2,100 gross acres in Woodson and Greenwood Counties, Kansas.

Drilling Activity

The following table sets forth the results of our drilling activities during the 2008, 2009 and 2010 fiscal years. These results exclude drilling operations that occurred, at the projects owned by Black Sable Energy, LLC and Working Interest, LLC; prior to the consummation of the transactions we closed on December 31, 2010.

Drilling Activity
	Gross Wells			Net Wells(1)
Fiscal Year	Total	Producing	Dry	Total	Producing	Dry
2008 Exploratory	10	10	-0-	10	10	-0-
2009 Exploratory(2)	12	12	-0-	12	12	-0-
2010 Exploratory	-0-	-0-	-0-	-0-	-0-	-0-

2008 Development	59	57	2	58	56	2
2009 Development	96	95	1	96	95	1
2010 Development	2	2	-0-	2	2	1

(1)	Net wells are based on our net working interest as of December 31, 2010.
(2)	We incurred some exploration costs related to exploratory wells drilled on behalf of Euramerica.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and natural gas production (net of all royalties, overriding royalties and production due to others) for the nine-month transition period for December 31, 2010 and fiscal year ended March 31, 2010, and 2009, the average sales prices, average production costs and direct lifting costs per unit of production.

	Nine-Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009
Net Production
Oil (Bbl)	40,345	64,948	74,289
Natural gas (Mcf)(1)	-0-	-0-	12,275

Average Sales Prices
Oil (per Bbl)	$72.60	$62.64	$85.67
Natural gas (per Mcf)	$-0-	$-0-	$5.57

Average Production Cost (2)
Per Bbl of oil	$47.40	$40.38	$45.01
Per Mcf of natural gas	$-0-	$-0-	$15.11

Average Lifting Costs (3)
Per Bbl of oil	$38.12	$28.22	$33.01
Per Mcf of natural gas	$-0-	$-0-	$15.11

(1)	Mcf = thousand cubic feet of natural gas. We do not have any current natural gas operations, figures are historical only.
(2)

Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.

(3)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Oil Producing Activities

The following table shows the results of operations from our oil producing activities from the nine-month transition period ended December 31, 2010, and fiscal years ended March 31, 2010 and 2009. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Nine-Month Transition Period Ended December 31, 2010	For the Fiscal Year Ended March 31, 2010	For the Fiscal Year Ended March 31, 2009
Production revenues	$2,929,103	$4,856,027	$6,436,805
Production costs	(1,548,128)	(1,833,108)	(2,637,333)
Depreciation, depletion and amortization	(359,855)	(588,416)	(872,230)

Results of operations for producing activities	$1,021,120	$2,434,503	$2,972,242

Producing Wells

The following table sets forth the number of productive oil wells in which we owned an interest as of December 31, 2010.

	Producing
Project	Gross Oil	Net Oil(1)
Black Oaks Project	62	59
Tri-County Project	170	170
Thoren Project	33	33
DD Energy Project	114	114
Working Interest Project	148	113
Black Sable Energy	9	4
Gas City Project	5	5

Total	536	493

(1)	Net wells are based on our net working interest as of December 31, 2010.

Eastern Kansas Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2010 was $31.2 million, versus $29.9 million as of March 31, 2010. Of the 2.3 million net BOE at December 31, 2010 approximately 29% are proved developed and approximately 71% are proved undeveloped. See “Glossary” on page 14 for our definition of PV10.

Based on an estimated oil price of $72.43 as of December 31, 2010, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 2.3 million BOE, before tax, is calculated as set forth in the following table:

Summary of Oil Reserves

as of December 31, 2010

Proved Reserves Category	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	900,690	666,220	$12,107,970
Proved, Undeveloped	2,237,990	1,653,930	19,087,800

Total Proved	3,138,680	2,320,150	$31,195,770

(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)

See “Glossary” on page 14 for our definition of PV10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 33, for a reconciliation to the comparable GAAP financial measure.

Oil Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil reserves with, or include such information in reports to, any federal authority or agency, other than the SEC, during the nine-month transition period ended December 31, 2010.

Title to Properties

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by a lien substantially on all of our assets. These burdens have not materially interfered with the use of our properties in the operation of our business to date, though there can be no assurance that such burdens will not materially impact our operations in the future.

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. In most cases, we investigate title and obtain title opinions from counsel or have title reviewed by professional landmen only when we acquire producing properties or before we begin drilling operations. However, any acquisition of producing properties without obtaining title opinions creates a greater risk of title defects.

Sale of Oil

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. We are currently selling oil to Coffeyville Resources and Pacer Energy Marketing, LLC on a month-to-month basis (i.e., without a long-term contract). We also have an ISDA master agreement and a fixed price swap with BP through December 31, 2015 and a fixed price swap with Pacer through December 31, 2012. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries and then each respective purchaser transports the oil by truck to the refinery. In addition, our board of directors has implemented a crude oil hedging strategy that will allow management to hedge up to 80% of our net production in an effort to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Secondary Recovery and Other Production Enhancement Strategies

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation, often assisted by pumps of various types. The only natural force present to move the crude oil to the wellbore is the pressure differential between the higher pressure in the formation and the lower pressure in the wellbore. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, permeability, viscosity and water saturation. This stage of production is referred to as “primary production,” which in Eastern Kansas normally only recovers up to 5% to 15% of the crude oil originally in place in a producing formation.

Many, but not all, oil fields are amenable to assistance from a waterflood, a form of “secondary recovery,” which is used to maintain or increase reservoir pressure and to help sweep oil to the wellbore. In a waterflood, certain wells are used to inject water into the reservoir while other wells are used to recover the oil in place. We utilize waterflooding as a secondary recovery technique for the majority of our oil field projects in Eastern Kansas.

As the waterflood matures, the fluid produced contains increasing amounts of water and decreasing amounts of oil. Surface equipment is used to separate the oil from the water, with the oil going to holding tanks for sale and the water being recycled to the injection facilities.

In addition, we may utilize 3-D seismic analysis, horizontal drilling, and other technologies and production techniques to improve drilling results and ultimately enhance our production and returns. We also believe use of such technologies and production techniques in exploring for, developing and exploiting oil properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil from our properties.

Markets and Marketing

The oil industry has experienced dramatic price volatility in recent years, and especially in recent months. Because oil is a commodity, global oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen and fallen in response to political unrest and supply uncertainty in the Middle East, and changing demand for energy in rapidly growing economies, notably India and China. North American prospects have become more attractive as efforts to stimulate the US economy and reduce dependence on foreign oil increase. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors impacting the availability of global supply. The costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as drilling and well-servicing rig rates, are impacted by the commodity price volatility.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil pipelines, and general fluctuations of global and domestic supply and demand. We have currently entered into two month-to-month sales contracts with Coffeeville Resources and Pacer Energy Marketing, and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

Oil sales prices are negotiated based on factors such as the posted price for oil, price regulations, regional price variations, hydrocarbon quality, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside our control. Oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand.

Competition

The oil industry is intensely competitive and we must compete against larger companies that may have greater financial and technical resources than we do and substantially more experience in our industry. These competitive advantages may better enable our competitors to sustain the impact of higher exploration and production costs, oil price volatility, productivity variances between properties, overall industry cycles and other factors related to our industry. Their advantage may also negatively impact our ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Research and Development Activities

We have not spent any material amount of time in the last two fiscal years on research and development activities.

Governmental Regulations

Our oil exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate, including Kansas and Texas, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, such states may place burdens from previous operations on current lease owners, and the burdens could be significant. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

The price we may receive from the sale of oil will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil.

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

Personnel

We currently have 18 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 1600 N.E. Loop 410, Suite 104, San Antonio, Texas 78209, under a lease which expires in June 2011. We also have an office located at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas 66210, the lease for which expires in September 30, 2013.

GLOSSARY

Term	Definition

Barrel (bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to “bbl”.

Basin	A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.

Carried Working Interest	The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion/Completing	A well made ready to produce oil.

Development	The phase in which a proven oil field is brought into production by drilling development wells.

Development Drilling	Wells drilled during the Development phase.

Division order	A directive signed by the royalty owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner. The Division Order generally includes the decimal interest, a legal description of the property, the operator’s name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil may be produced.

Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration	The phase of operations which covers the search for oil generally in unproven or semi-proven territory.

Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.

Farm out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Fixed price swap	A derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of oil over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gathering line/system	Pipelines and other facilities that transport oil from wells and bring it by separate and individual lines to a central delivery point for delivery into a transmission line or mainline.

Gross acre	The number of acres in which the Company owns any working interest.

Gross Producing Well	A well in which a working interest is owned and is producing oil. The number of gross producing wells is the total number of wells producing oil in which a working interest is owned.

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil property under lease, in which the lease continues to be in force, because of production from the property.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-fill wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.

Oil Lease	A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil. An oil lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs	The expenses of producing oil from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil.

Mcf	Thousand cubic feet.

Mmcf	Million cubic feet.

Net acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.

Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.

Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other nonoperating interests have been taken out of production for a well(s).

Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners’ behalf.

Overriding Royalty	Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Pooled Unit	A term frequently used interchangeably with “Unitization” but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Proved Developed Reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Proved Developed Non- Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells.

Proved Undeveloped Reserves	Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

PV10	PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” on page 33 for a reconciliation to the comparable GAAP financial measure.

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reservoir	The underground rock formation where oil has accumulated. It consists of a porous rock to hold the oil, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut-in pressure at the wellhead plus the weight of the column of oil in the well.

Roll-Up Strategy	A “roll-up strategy” is a common business term used to describe a business plan whereby a company accumulates multiple small operators in a particular business sector with a goal to generate synergies, stimulate growth and optimize the value of the individual pieces.

Secondary Recovery	The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are natural gas injection and waterflooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.

Stock Tank Barrel or STB	A stock tank barrel of oil is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil reservoir pool their individual interests in return for an interest in the overall unit.

Waterflood	The injection of water into an oil reservoir to “push” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a waterflood.

Water Supply Wells	A well in which fluids are being produced for use in a Water Injection Well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil.

ITEM 1A. RISK FACTORS.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the oil industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Declining economic conditions, and worsening geopolitical conditions, could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 2 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. In recent months, this volatility and disruption has reached unprecedented levels. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.

In addition, actual and attempted terrorist attacks in the United States, Middle East, Southeast Asia and Europe, and war or armed hostilities in the Middle East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate the volatility and disruption to the financial markets and economy. The situation in Iraq and Afghanistan, tension over Iran’s nuclear program, and more recently the events in Libya, Tunisia and Egypt that resulted in changes to long-standing regimes and other regimes in the Middle East and North Africa have lead to further instability in the worldwide economy.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil industry. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

•	the future prices of oil;

•	our ability to raise adequate working capital;

•	success of our development and exploration efforts;

•	effects of our hedging strategies;

•	demand for oil;

•	the level of our competition;

•	our ability to attract and maintain key management, employees and operators;

•	transportation and processing fees on our facilities;

•	fuel conservation measures;

•	alternate fuel requirements or advancements;

•	government regulation and taxation;

•	technical advances in fuel economy and energy generation devices; and

•	our ability to efficiently explore, develop and produce sufficient quantities of marketable oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts. Despite our best efforts, we may not be successful in our development efforts or obtain required regulatory approvals. There is a possibility that some of our wells may never produce oil in sustainable or economic quantities.

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

If low oil prices, operating difficulties, constrained capital sources or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis. Our current plans to address lower crude oil prices are primarily to reduce both capital and operating expenditures to a level equal to or below cash flow from operations. However, our plans may not be successful in improving our results of operations and liquidity.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Oil prices are volatile. Future volatility may cause negative change in cash flows which may result in our inability to cover our operating or capital expenditures.

Our future revenues, profitability, future growth and the carrying value of our properties is anticipated to depend substantially on the prices we may realize for our oil production. Our realized prices may also affect the amount of cash flow available for operating or capital expenditures and our ability to borrow and raise additional capital.

Oil prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for oil have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	Commodities speculators;

•	local, national and worldwide economic conditions;

•	worldwide or regional demand for energy, which is affected by economic conditions;

•	the domestic and foreign supply of oil;

•	weather conditions;

•	natural disasters;

•	acts of terrorism;

•	domestic and foreign governmental regulations and taxation;

•	political and economic conditions in oil producing countries, including those in the Middle East and South America;

•	impact of the U.S. dollar exchange rates on oil prices;

•	the availability of refining capacity;

•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil companies relating to oil price and production controls; and

•	the price and availability of other fuels.

It is impossible to predict oil price movements with certainty. Lower oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline. Further, oil prices do not necessarily move together.

Approximately 71% of our total proved reserves as of December 31, 2010 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2010 was $31.2 million, versus $29.9 million as of March 31, 2010. Of the 2.3 million net BOE at December 31, 2010, approximately 29% are proved developed and approximately 71% are proved undeveloped. These figures include the assets acquired in the series of transactions that closed effective December 31, 2010. See “Glossary” on page 14 for our definition of PV10.

As of December 31, 2010, approximately 70% of our total proved reserves were undeveloped and approximately 6% were developed non-producing. Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all.

Because we face uncertainties in estimating proven recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimate and the future net cash flows attributable to those reserves at December 31, 2010 was prepared by Miller and Lents, Ltd., an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Miller and Lents, Ltd. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our oil properties also will be affected by factors such as:

•	geological conditions;

•	assumptions governing future oil prices;

•	amount and timing of actual production;

•	availability of funds;

•	future operating and development costs;

•	actual prices we receive for oil;

•	changes in government regulations and taxation; and

•	capital costs of drilling new wells

The timing of both our production and our incurrence of expenses in connection with the development and production of our properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our business or the oil industry in general.

The differential between the New York Mercantile Exchange, or NYMEX, or other benchmark price of oil and the wellhead price we receive could have a material adverse effect on our results of operations, financial condition and cash flows.

The prices that we receive for our oil production typically trade at a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a differential. While we have fixed this differential under the terms of our agreement with BP through December of 2015, the differential on physical sales after that date is still under negotiation. We cannot accurately predict oil differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Recent economic conditions, including volatility in the price of oil, have resulted in both increases and decreases in the differential between the benchmark price for oil and the wellhead price we receive. These fluctuations could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil production in comparison to what we would receive if not for the differential.

The oil business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of an oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The oil business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;

•	reductions in oil prices;

•	limitations in the market for oil;

•	adverse weather conditions;

•	facility or equipment malfunctions;

•	title problems;

•	oil quality issues;

•	pipe, casing, cement or pipeline failures;

•	natural disasters;

•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;

•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•	compliance with environmental and other governmental requirements; and

•	uncontrollable flows of oil or well fluids.

If we experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;

•	severe damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation and penalties;

•	suspension of our operations; and

•	repairs to resume operations

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

Drilling wells is speculative, and any material inaccuracies in our forecasted drilling costs, estimates or underlying assumptions will materially affect our business.

Developing and exploring for oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of an oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through December 31, 2010 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and lack of access to economically acceptable capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves. The process of estimating our oil reserves is extremely complex, and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material.

Unless we replace our oil reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may be unable to make such acquisitions because we are:

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

In order to exploit successfully our current oil lease and others that we acquire in the future, we will need to generate significant amounts of capital.

The oil exploration, development and production business is a capital-intensive undertaking. In order for us to be successful in acquiring, investigating, developing, and producing oil from our current mineral leases and other leases that we may acquire in the future, we will need to generate an amount of capital in excess of that generated from our results of operations. In order to generate that additional capital, we may need to obtain an expanded debt facility and to issue additional shares of our equity securities. There can be no assurance that we will be successful in ether obtaining that expanded debt facility or issuing our equity securities, and our inability to generate the needed additional capital may have a material adverse effect on our prospects and financial results of operations. If we are able to issue additional equity securities in order to generate such additional capital, then those issuances may occur at prices that represent discounts to our trading price, and will dilute the percentage ownership interest of those persons holding our shares prior to such issuances. Unless we are able to generate additional enterprise value with the proceeds of the sale of our equity securities, those issuances may adversely affect the value of our shares that are outstanding prior to those issuances.

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

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the early stage of implementation or are scheduled for implementation subject to availability of capital. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;

•	lower-than-expected production;

•	longer response times;

•	higher costs associated with obtaining capital;

•	unusual or unexpected geological formations;

•	fluctuations in oil prices;

•	regulatory changes;

•	shortages of equipment; and

•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic or geological areas; and

•	customer or key employee losses at the acquired businesses.

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

We currently only lease and operate oil properties located in Eastern Kansas and South Texas. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these properties caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or other events which impact this area.

We depend on a small number of customers for all, or a substantial amount of our sales. If these customers reduce the volumes of oil they purchase from us, our revenue and cash available for distribution will decline to the extent we are not able to find new customers for our production.

We currently sell oil to two purchasers in Eastern Kansas: Coffeyville Resources and Pacer Energy Marketing. There are approximately five potential purchasers of oil in Eastern Kansas, and it is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

We currently sell oil to Shell in South Texas. The number of purchasers in South Texas are numerous, but increased production volumes from extensive shale drilling activity in the area may result in bottle necks with various purchasers.

We are not the operator of some of our properties and we have limited control over the activities on those properties.

We are not the operator on our Black Oaks Project; the El Toro Project or the Lonesome Dove Project. Our dependence on the operators of these projects limits our ability to influence or control the operation or future development of each project. Such limitations could materially adversely affect the realization of our targeted returns on capital related to exploration, drilling or production activities and lead to unexpected future costs.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Our operations are subject to hazards and risks inherent in producing and transporting oil, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others’ properties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our hedging activities could result in financial losses or could reduce our available funds or income and therefore adversely affect our financial position.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, we have entered into derivative arrangements through December 31, 2015 for volumes up to 190 barrels of oil per day that could result in both realized and unrealized hedging losses. As of December 31, 2010, we had incurred realized and unrealized losses of approximately $1.9 million. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil prices we realize in our operations.

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

Our business depends in part on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities could interfere with our ability to market our oil production and could harm our business.

The marketability of our oil production will depend in a very large part on the availability, proximity and capacity of pipelines and oil processing facilities. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we will be provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or pipeline capacity could significantly reduce our ability to market our oil production and could materially harm our business.

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

We obtain the right and access to properties for drilling by obtaining oil leases either directly from the hydrocarbon owner, or through a third party that owns the lease. The leases may be taken or assigned to us without title insurance. There is a risk of title failure with respect to such leases, and such title failures could materially adversely impact our business by causing us to be unable to access properties to conduct drilling operations.

Our reserves are subject to the risk of depletion because many of our leases are in mature fields that have produced large quantities of oil to date.

Our operations are located in established fields in Eastern Kansas and South Texas. As a result, many of our leases are in, or directly offset, areas that have produced large quantities of oil to date. As such, our reserves may be partially or completely depleted by offsetting wells or previously drilled wells, which could significantly harm our business.

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

We may face lease expirations on leases that are not currently held-by-production.

We have several leases in Texas that are not currently held-by-production, some of which have near term lease expirations. We are confident that we can maintain the lease position by drilling operations or by negotiating lease extensions, but we can make no guarantee that we can maintain these leases.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.

Development, production and sale of oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, but are not limited to:

•	location and density of wells;

•	the handling of drilling fluids and obtaining discharge permits for drilling operations;

•	accounting for and payment of royalties on production from state, federal and Indian lands;

•	bonds for ownership, development and production of oil properties;

•	transportation of oil by pipelines;

•	operation of wells and reports concerning operations; and

•	taxation.

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

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil production activities. We may also be exposed to the risk of costs associated with Kansas Corporation Commission requirements to plug orphaned and abandoned wells on our oil leases from wells previously drilled by third parties. In addition, we may indemnify sellers or lessors of oil properties for environmental liabilities they or their predecessors may have created. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs, liens and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

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

We operate in a highly competitive environment and our competitors may have greater resources than do we.

The oil industry is intensely competitive and we compete with other companies, many of which are larger and have greater financial, technological, human and other resources. Many of these companies not only explore for and produce crude oil but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive oil properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low oil market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. If we are unable to compete, our operating results and financial position may be adversely affected.

We may incur substantial write-downs of the carrying value of our oil properties, which would adversely impact our earnings.

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

There was no impairment for the nine-month transition period ended December 31, 2010 or year ended March 31, 2010.

Risks Associated with our Debt Financing

Significant and prolonged declines in commodity prices may negatively impact our borrowing base and our ability to borrow overall.

Our borrowing base, which is based on our oil reserves and is subject to review and adjustment on a semi-annual basis and other interim adjustments, has been and may be further reduced when it is reviewed. A reduction in our base results in a “loan excess” which is required to be eliminated through payment of a portion of the loan and/or cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the “loan excess”. A reduction in our borrowing base or the ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil prices, may require us to further reduce our capital expenditures and our operating activities.

Until we repay the full amount of our outstanding Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On December 31, 2010, approximately $6,116,000 of bank loans were outstanding. Under a default situation with respect to the secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and, therefore, adversely affect our business.

On July 3, 2008, we entered into a three-year, Senior Secured Credit Facility providing for aggregate borrowings of up to $50,000,000. As of December 31, 2010, we had total indebtedness of $6,116,000 under the Credit Facility, as well as other notes payable totaling approximately $37,114. We had no outstanding letters of credit under the new facility on December 31, 2010. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

•	our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;

•	being forced to use cash flow to reduce our outstanding balance as a result of an unfavorable borrowing base redetermination;

•	our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	placing us at a competitive disadvantage as compared to our competitors that have less leverage;

•	our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation;

•	our ability to, or increasing the cost of, refinancing our indebtedness; and

•

our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The covenants in our Credit Facility impose significant operating and financial restrictions on us.

The Credit Facility imposes significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness and provide additional guarantees;

•	pay dividends and make other restricted payments;

•	create or permit certain liens;

•	use the proceeds from the sales of our oil properties;

•	use the proceeds from the unwinding of certain financial hedges;

•	engage in certain transactions with affiliates; and

•	consolidate, merge, sell or transfer all or substantially all of our assets or the assets of our subsidiaries.

The Credit Facility also contain various affirmative covenants with which we are required to comply. We were not in compliance with three covenants at December 31, 2010. We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders. In addition, it could cause a cross-default under our other indebtedness, including our debentures. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We do not expect to pay dividends to holders of our common stock because of the terms of our Credit Facility, the terms of our Series A preferred stock, and our need to reinvest cash flow from operations in our business.

It is unlikely that we will pay any dividends to the holders of our common stock in the foreseeable future. The terms of our Credit Facility require that the lender approve any such distributions, and the lender is unlikely to provide that consent so long as we have significant unpaid indebtedness outstanding. In addition, in the transactions that closed as of December 31, 2010, we issued to Montecito Venture Partners, LLC, 4,779,460 shares of Series A preferred stock. The terms of that Series A preferred stock require that we pay to the holders of those shares cumulative distributions of $4,779,460 from one-third of our available cash from operations, which is our net cash flow from operations less principal being repaid to our lender. Because those priority distributions to holders of our Series A preferred stock will absorb our available cash from operations, we are unlikely to pay dividends on our common stock until after we have paid the entire $4,779,460 of preferential dividends to holders of our Series A preferred stock. We presently are unsure how many calendar quarters of operations we will need in order to complete the preferential payments due to the holders of our Series A preferred stock. Even after we complete those distributions, we are likely to elect to retain and reinvest any available cash flow from operations, rather than funding dividend distributions to holders of our common stock.

There are a Limited Number of Stockholders who have Significant Control over our Common Stock, Allowing them to have Significant Influence over the Outcome of all Matters Submitted to Stockholders for Approval, which may Conflict with our Interests and the Interests of other Stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 62,073,782, or 91.21%, of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2010, immediately after giving effect to certain transactions that closed on that day, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

Two of our directors, R. Atticus Lowe and Lance Helfert, serve on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management is the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Asset Management’s principals also manage Montecito Venture Partners, LLC.

In addition, we engage from time to time in transactions with certain of these significant stockholders.

On December 31, 2010, we entered into a Securities Purchase and Asset Acquisition Agreement with West Coast Opportunity Fund, Montecito Venture Partners, Working Interest Holdings, LLC, and certain other parties under which we acquired certain assets in exchange for an aggregate 61,618,991 shares of common stock, 4,779,460 shares of Series A preferred stock, and $1,500,000 cash, as further indicated in Note 3 of this Transition Report on Form 10-K. Under the Securities Purchase and Asset Acquisition Agreement, Montecito Venture Partners acquired 15,595,540 shares of common stock and 4,779,460 shares of Series A Preferred Stock, and West Coast Opportunity Fund acquired 10,550,415 shares of common stock.

On December 31, 2010, we also entered into a Securities Purchase Agreement with Montecito Venture Partners pursuant to which we sold to Montecito Venture Partners 5,025,000 shares of common stock for $2,010,000 in cash, upon the same terms and conditions as the remaining parties, as further indicated in Note 2 of this Transition Report on Form 10-K.

Our Large Stockholders may have Interests that Differ from other Stockholders.

As stated above, West Coast Opportunity Fund and Montecito Venture Partners, affiliates of our directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2010, 53.20% of our outstanding common stock and 100% of our outstanding Series A preferred stock.

The interests of West Coast Opportunity Fund and Montecito Venture Partners, and their affiliates, may differ from those of our other stockholders. West Coast Opportunity Fund and Montecito Venture Partners, and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers’ or customers’ businesses.

In addition, pursuant to the Securities Purchase and Asset Acquisition Agreement dated December 31, 2010, Working Interest Holding, LLC acquired 18,750,000 shares of our common stock, or 28.1% of our outstanding shares.

These stockholders’ significant ownership of our voting stock will enable it to influence or effectively control us.

The Holders of our Outstanding Shares of Series A Preferred Stock have dividend, conversion and other rights not shared with common stock holders.

As of April 18, 2011, we had 69,355,279 shares of our common stock issued and outstanding, as well as 4,779,460 shares of our Series A preferred stock issued and outstanding.

So long as any shares of Series A preferred stock are outstanding, we are required to declare dividends each calendar quarter in an aggregate amount equal to one-third of our net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to our institutional lenders and other secured creditors. This right restricts our ability to use a portion of our net cash flow for other purposes such as developing our assets, strategic acquisitions, and dividends, and has other important consequences to us, including the potential to adversely affect:

•	our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;

•	our ability to use a portion of our operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to pay dividends;

•	our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation; and

•	our ability to, or increasing the cost of, refinancing our indebtedness.

In addition, we cannot declare any dividends with regard to our common stock unless we concurrently pay to holders of Series A preferred stock a dividend in like amount, on an as-converted to common stock basis.

The Series A preferred stock is convertible into 4,779,460 shares of our common stock, and the Series A preferred stock, by its terms, shall convert into common stock on a one-to-one basis (subject to adjustment) once the cumulative dividends paid with regard to such stock equal the original principal value, and upon conversion would represent approximately 6.54% of our outstanding common stock. This would dilute the holdings of our existing common stockholders. In addition, the preferred stockholders vote on a one-to-one basis with our common stockholders on an as converted basis.

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common stockholders equal to the liquidation amount of the preferred stock before any distributions would be made to our common stockholders. The current total liquidation amount of our Series A preferred stock is $4,779,460, or $1.00 per share, so the preferred stockholders would be entitled to receive that amount before any distributions could be made to common stockholders.

Lastly, the preferred stockholders have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity that is senior to or equal in rights to the preferred stock. Therefore, the preferred stockholders can effectively bar us from entering into a transaction which they feel is not in their best interests even if the transaction would otherwise be in the best interests of EnerJex and its common stockholders.

We have derivative securities currently outstanding and we may issue derivative securities in the future. Exercise of the derivatives will cause dilution to existing and new stockholders.

The exercise of our outstanding options and warrants, will cause additional shares of common stock to be issued, resulting in dilution to our existing and future common stockholders.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our articles of incorporation authorizes the board of directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, or debt instruments that may be convertible into common or preferred stock, may have the effect of diluting one’s investment.

Our common stock is traded on an illiquid market, making it difficult for investors to sell their shares.

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ENRJ,” but trading has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. The following factors could affect our stock price:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as net income or loss per share, net income or loss and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

•	potentially limited liquidity;

•	actual or anticipated variations in our reserve estimates and quarterly operating results;

•	changes in oil prices;

•	sales of our common stock by significant stockholders and future issuances of our common stock;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	commencement of or involvement in litigation;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	general market conditions, including fluctuations in and the occurrence of events or trends affecting the price of oil; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Our articles of incorporation, bylaws and Nevada Law contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. The election by our board of directors to issue Series A preferred stock, and any future election to issue more preferred stock, could make it more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. In addition, Nevada’s “Combination with Interested Stockholders’ Statute” and its “Control Share Acquisition Statute” may have the effect in the future of delaying or making it more difficult to effect a change in control of us.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy with regard to our common stock is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, investment opportunities and restrictions imposed by our debentures and Credit Facility.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Additional Risks and Uncertainties

We are an oil acquisition, exploration and development company. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this Transition Report, our business, financial condition and operating results could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this transition report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock currently trades on the OTC:BB under the symbol “ENRJ.” Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low sales prices of our common stock for the year ended March 31, 2010 and through the end of business on December 31, 2010 of the transition period. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Transition Report on Form 10-K.

	High	Low
Transition Period Ended December 31, 2010
Three-month period ended July 2, 2010	$0.99	$0.14
Three-month period ended October 1, 2010	$0.58	$0.06
Three-month period ended December 31, 2010	$0.58	$0.06

Fiscal Year Ended March 31, 2010
Quarter ended June 30, 2009	$1.34	$0.15
Quarter ended September 30, 2009	$1.85	$0.15
Quarter ended December 31, 2009	$1.00	$0.41
Quarter ended March 31, 2010	$1.09	$0.29

As of April 18, 2011, there were 1,195 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We are required by the terms of our Series A preferred stock to declare dividends each calendar quarter in an aggregate amount equal to one-third of our net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to institutional lenders and other secured creditors. This right is senior to the rights of common stockholders to receive dividend payments. We currently intend to retain any future earnings in excess of debt repayments and Series A preferred stock dividends to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, we are contractually prohibited by the terms of our outstanding debt from paying cash dividends on our common stock. Payment of future dividends on common stock, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders and holders of Series A preferred stock, if applicable at such time, and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

2000/2001 Stock Option Plan

The board of directors approved the 2000/2001 Stock Option Plan and our stockholders ratified the plan on September 25, 2000. The total number of options that can be granted under the plan is 200,000 shares and all such shares were previously granted to the former Chief Executive Officer, Mr. Cochennet. On August 3, 2009, we exchanged these outstanding options for 50,000 shares of our restricted common stock. Therefore, all 200,000 shares reserved for issuance under this plan are again available for issuance.

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

We had previously granted 438,500 options under this plan. On August 3, 2009, we exchanged all 438,500 outstanding options for 134,400 shares of our restricted common stock. In addition, we granted 151,750 shares of restricted common stock under the Stock Incentive Plan to employees for fiscal 2009 bonuses and 59,300 shares to our officers and directors for the prior rescission of stock options in fiscal 2008. There are currently 900,000 options outstanding under this plan.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should read in conjunction with the other sections of this Transition Report on Form 10-K, including “Item 1: Business” and “Item 8: Financial Statements and Supplementary Data”. This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will”, “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investments opportunities; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Transition Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

On January 21, 2011, our board of directors approved the change in our fiscal year from March 31 to December 31. As a result of this change, this Transition Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from April 1, 2010 to December 31, 2010, or Transition Period. The comparative financial information provided for the nine-month period ended January 1, 2010 is unaudited, since it represented an interim period of the fiscal year ended March 31, 2010 and includes all the normal recurring adjustments necessary for the fair statement of the results for that period. Subsequent to this Transition report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged.

Our principal strategy is to develop, acquire, explore and produce domestic onshore oil properties. Our business activities are currently focused in Eastern Kansas and South Texas.

Results of Operations for the nine-month transition period ended December 31, 2010, and for fiscal years ended March 31, 2010 and 2009 compared.

Income:

	Nine-Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31
		2010	2009	Increase/ (Decrease)
Oil and nature gas revenues	$2,929,103	$4,856,027	$6,436,805	$1,926,924

Revenues

Oil revenues for the nine-month transition period ended December 31, 2010 were $2,929,103, and fiscal year ended March 31, 2010 were $4,856,027 compared to revenues of $6,436,805 in the fiscal year ended March 31, 2009. The decrease in revenues is primarily the result of lower production. The average price per barrel we received for oil sold during the nine-month transition period ended December 31, 2010 was $72.60 compared to the twelve months ended March 31, 2010 was $69.62 compared to $85.67 for the twelve months ended March 31, 2009

Expenses:

	Nine-Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31
		2010	2009	Increase/ (Decrease)
Expenses:
Direct operating costs	$1,548,128	$1,833,108	$2,637,333	$(284,980)
Depreciation, depletion and amortization	359,855	588,416	872,230	(221,561)
Total production expenses	1,907,983	2,421,524	3,509,563	(513,541)

Professional fees	748,497	561,625	1,320,332	(186,872)
Salaries	242,490	835,576	849,340	(593,086)
Depreciation on other fixed assets	21,892	47,081	39,063	(25,909)
Administrative expenses	341,401	1,016,484	1,392,645	(675,083)
Impairment of oil & gas properties	—	—	4,777,723	—

Total expenses	$3,262,262	$4,882,290	$11,888,666	$(1,620,027)

Direct Operating Costs

Direct operating costs for the nine-month transition period ended December 31, 2010 were $1,548,128 compared to fiscal year ended March 31, 2010 $1,833,108 and $2,637,333 for the fiscal year ended March 31, 2009. The decrease over the prior period results from the operating costs on a greater number of wells on our existing and acquired oil leases during the nine-month transition period ended December 31, 2010 and for fiscal year ended March 31, 2010. Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine-month transition period ended December 31, 2010 was $359,855, compared to $588,416 for fiscal year ended March 31, 2010 and $872,230 for the fiscal year ended March 31, 2009. The decrease was primarily a result of lower production. The rate of depletion was $8.31 for the nine-month transition period ended December 31, 2010, compared to $9.06 per barrel for the fiscal year ended March 31, 2010 and $12.02 per barrel for the fiscal year ended March 31, 2009.

Professional Fees

Professional fees for the nine-month transition period ended December 31, 2010 were $748,497 compared to $561,625 for the fiscal year ended March 31, 2010 and $1,320,332 for the fiscal year ended March 31, 2009. Payments for services rendered in connection with acquisition and financing activities, our audit, legal, and consulting fees are recorded as professional fees and remained relatively constant over the two fiscal years.

Salaries

Salaries for the nine-month transition period ended December 31, 2010 were $242,490, compared to $835,576 for fiscal year ended March 31, 2010 and $849,340 for the fiscal year ended March 31, 2009. The number of full-time employees was flat compared to the respective years.

Depreciation on Other Fixed Assets

Depreciation on other fixed assets for the nine-month transition period ended December 31, 2010 was $21,892, compared to $47,801 for fiscal year ended March 31, 2010 and $39,063 for the fiscal year ended March 31, 2009. The increase was primarily due to depreciation on fixed assets acquired during the period.

Administrative Expenses

Administrative expenses for the nine-month transition period ended December 31, 2010 were $341,401 compared to $1,016,484 for fiscal year ended March 31, 2010 and $1,392,645 in the fiscal year ended March 31, 2009. The administrative expenses decreased resulting from less activity in development and exploration and cost cutting measures.

Impairment of Oil Properties

No impairment was recorded for the nine-month transition period ended December 31, 2010. The impairment of oil properties in the year ended March 31, 2009 of $4,777,723 represented an impairment through applying the full-cost ceiling test method. This ceiling test was applied to all of the cost of our oil properties accounted for under the full-cost method that were subject to amortization at March 31, 2009. We took this impairment based on the ceiling test results during the quarter ended December 31, 2008, and was primarily due to depressed commodity prices at the time.

Reserves

Our estimated total proved PV10 (present value) of reserves as of the nine-month transition period ended December 31, 2010 were $31.2 million compared to the fiscal year ended March 31, 2010 which increased to $29.9 million from $10.63 million as of March 31, 2009. Total proved reserves at nine-month transition period ended December 31, 2010 were 2.3 million barrels, compared to 2.5 million barrels for the fiscal year ended March 31, 2010. PV10 increased primarily as a result of increasing commodity prices. The estimated average price of oil at December 31, 2010 was $72.43 compared to $62.64 as of March 31, 2010. Of the 2.3 million BOE at December 31, 2010 approximately 29% are proved developed and approximately 71% are proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2010. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Miller and Lents, Ltd., our independent petroleum consultants. For additional information regarding our reserves, please see Note 13 to our audited financial statements as of and for the nine-month transition period ended December 31, 2010.

Summary of Proved Oil Gas Reserves

as of December 31, 2010

Proved Reserves Category(2)	Gross	Net	PV10 (before tax)(1)
Proved, Developed Producing
Oil (stock-tank barrels)	900,960	666,220	$12,107,970
Natural Gas(mcf)(2)	—	—	—
Proved, Undeveloped
Oil (stock-tank barrels)	2,237,990	1,653,930	$19,087,800
Natural Gas (mcf) (2)	—	—	—
Total Proved Reserves
Oil (stock-tank barrels)	3,138,680	2,320,150	31,195,770
Natural Gas (mcf(2)	—	—	—

(1)

The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV10 to be an important measure for evaluating the relative significance of our oil properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

(2)	There were no natural gas reserves as of December 31, 2010.

As of December 31, 2010
PV10(before tax)	$31,195,770
Future income taxes, net of 10% discount	(5,890,878)

Standardized measure of discounted future net cash flows	$25,304,892

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We have classified $6,116,000 of the borrowings outstanding under our Credit Facility as a current liability. We have initiated discussions with Texas Capital Bank to provide a new credit facility with a three year term, and we anticipate consummating a transaction during the second quarter 2011. We believe that additional reserves and PV10 added via the transactions completed December 31, 2010 coupled with the cash proceeds form the sale of equity securities, provide us with adequate liquidity to fund its operations and capital program in 2011.

The following table summarizes total current assets, total current liabilities and working capital at the nine-month transition period ended December 31, 2010, as compared to fiscal year ended March 31, 2010 and March 31, 2009.

		Fiscal Years Ended
	Nine-Month Transition Period Ended December 31, 2010	March 31, 2010	March 31, 2009	Increase/ (Decrease)$
Current Assets	$6,434,835	$665,683	$898,941	5,769,152
Current Liabilities	$8,332,379	$11,686,510	$2,827,015	3,354,131
Working Capital (deficit)	$(1,897,544)	$(11,020,827)	$(1,928,074)	9,123,283

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil reserves and will be subject to semi-annual redeterminations. A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010. The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions (“MBBR”) beginning February 1, 2010.

The Credit Facility is secured by a lien on substantially all of our assets. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program. We have approximately $500,000 of availability under the current borrowing base.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at December 31, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five percent (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009. The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010. We were not in compliance the three technical covenants of the Credit Facility at December 31, 2010.

On September 29, 2010, the Credit Facility with Texas Capital Bank was amended to modify the borrowing base to $6,691,000 relative to the Proved Reserves attributable to the borrowing Base Oil and Gas Properties. The amendment also modified various terms in the Credit Facility along with changing the commitment fees to 0.37% per annum times the average daily balance of the loan.

On December 31, 2010, the Credit Facility with Texas Capital Bank was amended to modify the borrowing base to $6,116,000 relative to the Proved Reserves attributable to the borrowing Base Oil and Gas Properties. The amendment also modified the EBITDA ratio on a quarterly basis with the quarter ending March 31, 2011, permit the ratio allowed to 4.25:1 00. The Credit Agreement was further amended in order to reflect our reorganization.

Debentures

On April 11, 2007, we previously entered into a Securities Purchase Agreement, Registration Rights Agreements, Senior Secured Debentures, a Pledge and Security Agreement, a Secured Guaranty, and other related agreements (the “Financing Agreements”) with the “Buyers” of a new series of senior secured debentures (the “Debentures”). Under the terms of the Financing Agreements, we agreed to sell Debentures for a total purchase price of $9.0 million. In connection with the purchase, we agreed to issue to the Buyers a total of 1,800,000 shares. The first closing occurred on April 12, 2007 with a total of $6.3 million in Debentures being sold and the remaining $2.7 million closing on June 21, 2007. Effective July 7, 2008, we redeemed an aggregate principal amount of $6.3 million of the Debentures. We also amended the remaining $2.7 million of aggregate principal Debentures to, among other things, permit the indebtedness under our Credit Facility, subordinate the security interests of the debentures to the Credit Facility, provide for the redemption of the remaining Debentures with the net proceeds from any next debt or equity offering and eliminate the covenant to maintain certain production thresholds.

Effective December 31, 2010, the holders of the Debentures contributed (i) the Debentures on which we were indebted, as of September 30, 2010, in the aggregate amount of $2,498,007, (ii) shares of Oakridge Energy, Inc. with an agreed value of $1,676.016, and (iii) shares of Spindletop Oil & Gas, Inc., with an agreed value of $1,295,000, in exchange for 10,550,415 shares of common stock.

This resulted in cancelling approximately $2,675,000 of the Debentures in exchange for 3,345,546 shares of common stock.

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. During fiscal 2010, we were in the midst of a public equity offering when global economic conditions deteriorated and the commodity prices of oil experienced significant declines. Our cash revenues from operations have been significantly impacted as has our ability to meet our monthly operating expenses and service our debt obligations. In the event we cannot obtain additional capital through other means to allow us to pursue our strategic plan, this would materially impact our ability to continue our desired growth. There is no assurance we would be able to obtain such financing on commercially reasonable terms, if at all.

We believe that the transactions that closed as of December 31, 2010, significantly improved our ability to generate the additional debt and equity capital required to fund operations. In those transactions, we converted approximately $2,675,000 of debentures in to equity securities, raised $3,500,000 of equity capital net of a $1,500,000 payment that we made in connection with those transactions, and reinstated our debt facility with Texas Capital Bank. As a result, we were able to significantly reduce the amount of our outstanding indebtedness and resume periodic draws on our debt facility to fund operating costs.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We anticipate that we will purchase the necessary production and field service equipment required to produce oil during our normal course of operations over the next 12 months.

Significant changes in the number of employees.

We currently have 18 full-time employees including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates.

Our critical accounting estimates include our oil properties, asset retirement obligations and the value of share-based payments.

Oil Properties.

The accounting for our business is subject to special accounting rules that are unique to the oil industry. There are two allowable methods of accounting for oil business activities: the successful efforts method and the full-cost method. We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Under the full-cost method, capitalized costs are amortized on a composite unit-of-production method based on proved oil reserves. Depreciation, depletion and amortization expense is also based on the amount of estimated reserves. If we maintain the same level of production year over year, the depreciation, depletion and amortization expense may be significantly different if our estimate of remaining reserves changes significantly. Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. The costs of unproved properties are excluded from amortization until the properties are evaluated. We review all of our unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties, and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant.

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The process of estimating oil reserves is very complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates.

As of December 31, 2010, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data. The December 31, 2010 reserve analysis did not include our Texas assets acquired in the series of transactions that closed effective December 31, 2010.

Asset Retirement Obligations.

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

Share-Based Payments.

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

Adoption of ASU 2009-05 — In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. We adopted ASU No. 2009-05 (FASB ASC 820-10). The adoption of this statement did not have an impact on our financial position or results of operations.

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

Business Combinations — We adopted SFAS No. 141 (Revised 2007) “Business Combinations” which is now incorporated into ASC Topic No. 805 ( “ASC 805”). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. The adoption of this statement has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in the nine-month transition period ended December 31, 2010.

Effective Date of FASB Statement No. 157 — We also adopted FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”, which is also now incorporated into ASC Topic No. 820. The effective date was deferred for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on our financial position or results of operations.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs and the demand for services related to production and exploration will fluctuate while the commodity prices for oil remain volatile.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this Transition Report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our chief executive officer and principal financial officer, Robert G. Watson, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Transition Report. Based on the evaluation, Mr. Watson concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

Technical Default under Credit Facility

On July 3, 2008, we entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A. Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil reserves and are subject to semi-annual redeterminations.

The Credit Facility also requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2008, maintain a minimum current assets to current liabilities ratio and a minimum ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense and at the end of each fiscal quarter and to maintain a minimum ratio of EBITDA to senior funded debt. We obtained a waiver of default from Texas Capital Bank on two technical covenants at March 31, 2009 and one at June 30, 2009. We were not in compliance with the technical covenants of the Credit Facility at March 31, 2010, however, we are current with principal and interest and as of December 31, 2010, we obtained a waiver of this technical default from Texas Capital Bank. The Credit Facility now is scheduled to mature on July 3, 2011, and as a result, we have classified the entire outstanding balance due under the Credit Facility as a current liability.

We have received Monthly Commitment Reduction notices from Texas Capital Bank under the Credit Facility through monthly installments. We paid $500,000 to reduce the borrowing base during the nine-month period ended December 31, 2010. Following receipt of the notices, we commenced discussions with Texas Capital Bank regarding a possible forbearance agreement or waiver, pursuant to which the bank would waive, postpone or delay the requirement to repay some or all of the anticipated Monthly Commitment Reductions, in order to afford us additional time to raise equity capital, increase production or consummate alternative financing transactions.

With the proceeds of the transactions that closed on December 31, 2010, we were able to negotiate with Texas Capital Bank a Fourth Amendment to Credit Agreement dated effective December 31, 2010, pursuant to which we made a payment of $500,000 to Texas Capital Bank and granted to the lender a lien in the additional assets that we acquired on December 31, 2010 which provided a waiver of certain events of default that had arisen prior to that date, waived any events of default arising by reason of those December 31, 2010 transactions, waived our obligation to make certain other payments that had come due in November 2010 and December 2010, and the loan from Texas Capital Bank was reinstated.

The terms of the Credit Facility (including a full description of the rights and remedies of Texas Capital Bank upon an event of default), and copies of the Texas Capital Bank agreements related to the Credit Facility can be found in our prior filings with the SEC, including the Current Reports on Forms 8-K filed with the SEC on July 10, 2008 and November 19, 2008, which are incorporated herein by reference and in the First Amendment to the Credit Agreement included in exhibit 10.12 and in the Second Amendment to the Credit Agreement included in exhibit 10.16, and in the Third Amendment to the Credit Agreement included as Exhibit 10.33 to this Transition Report on Form 10-K and the Fourth Amendment to Credit Agreement included as Exhibit 10.34 to this Transition Report on Form 10-K.

We have initiated discussions with Texas Capital Bank to provide a new credit facility with a three year term, and we anticipate consummating a transaction during the second quarter of 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Board Committee(s)
Robert G. Watson, Jr.	34	President, Chief Executive Officer, Principal Financial Officer and Directors	None.

Ryan A. Lowe	30	Director, Senior Vice President of Corporate Development	Audit

James G. Miller	62	Director	Audit; Compensation, Nominating

Lance Helfert	37	Director	Compensation, Nominating

C. Stephen Cochennet(1)	53	Former President, Chief Executive Officer, Principal Financial Officer and Director	None

Thomas Kmak(2)	50	Former Chairman	None

Loren Moll(2)	54	Former Director	None

Darrel G. Palmer(2)	51	Director	None

Dierdre P. Jones(3)	45	Former Chief Financial Officer	None

(1)	Effective December 31, 2010, Mr. Cochennet resigned as an officer and a member of the board of directors of the Company.
(2)	Effective December 1, 2010, Messrs. Kmak, Palmer and Moll resigned as members of our board of directors.
(3)	Effective June 10, 2010, Ms. Jones resigned as our chief financial officer to pursue other opportunities.

Robert Watson, Jr. Mr. Watson has served as President, Chief Executive Officer, Principal Financial Officer and Secretary of the Company since December 31, 2010. Prior to joining the Company, Mr. Watson co-founded Black Sable Energy, LLC approximately three (3) years ago and served as its Chief Executive Officer. During his tenure at Black Sable, Mr. Watson was responsible for the company’s acquisition and development of two grassroots oil projects in South Texas, both of which have been partnered with larger oil and gas companies on a promoted basis. Prior to founding Black Sable, he was a Senior Associate at American Capital, Ltd. (NASDAQ: ACAS), a publicly traded private equity firm and global asset manager with $18 billion in capital resources under management. Mr. Watson began his career in the Energy Investment Banking Group at CIBC World Markets and subsequently founded and served as the Managing Partner of Centerra Energy Partners.

R. Atticus Lowe. Mr. Lowe is the Chief Investment Officer of West Coast Asset Management, Inc., a registered investment advisor that has invested more than $200 million in the oil and gas industry on behalf of its principals and clients during the past 10 years. Mr. Lowe serves as a Director and Chairman of the Audit Committee for a privately held oil and gas company headquartered in Denver, CO with leases covering approximately 180,000 net acres in the DJ Basin. He is a CFA charterholder and a co-author of The Entrepreneurial Investor, a book Published by John Wiley & Sons. Mr. Lowe has also been profiled in Oil and Gas Investor magazine and Value Investor Insight, and he has been a featured speaker at the Value Investing Congress in New York and California.

James G. Miller. Mr. Miller retired in 2002 after serving as the Chief Executive Officer of Utilicorp United, Inc.’s business unit responsible for the company’s electricity generation and electric and natural gas transmission and distribution businesses which served 1.3 million customers in seven mid-continent states. Utilicorp traded on the New York Stock Exchange and the company was renamed Aquila in 2002. In 2007 its electricity assets in northwest Missouri were acquired by Great Plains Energy Incorporated (NYSE: GXP) for $1.7 billion and its natural gas properties and other assets were acquired by Black Hills Corporation (NYSE: BKH) for $940 million. Mr. Miller joined Utilicorp in 1989 through its acquisition of Michigan Gas Utilities, for which he served as the president from 1983 to 1991. Mr. Miller also is a member of the Board of Directors of Guardian 8 Holdings. Mr. Miller currently serves as Vice Chairman of The Nature Conservancy, Missouri Chapter, for which he has been a Board member for the past 10 years.

Lance Helfert. Mr. Helfert is the President and a co-founder of West Coast Asset Management, Inc. (WCAM), an equity and alternative asset manager located in Montecito, California. Mr. Helfert is the head of the investment committee, board of directors and steers WCAM’ investment strategies. Prior to co-founding WCAM, he managed a portfolio of more than $1 billion at Wilshire Associates and was involved in a full range of financial strategies at M.L. Stern & Co. Mr. Helfert is a co-author of The Entrepreneurial Investor: The Art, Science and Business Value Investing which has been acclaimed by authorities in finance and business for its insightful and approachable commentary on investing. Mr. Helfert has been featured in Kiplinger’s Personal Finance, Forbes, Barron’s, Fortune Magazine, and the Market Watch for his unique market prospective. Mr. Helfert is also a frequent guest commentator on CNBC and Fox Business networks, and has been a speaker at the Value Investing Congress in New York and California. Mr. Helfert has also served on the board of directors for Junior Achievement of Southern California and the Tri-Counties Make-A-Wish Foundation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this transition report they were all current in their 16(a) reports, except for Dariel Palmer, Thomas Kmak and Loren Moll, each of whom filed a Form 4 one day late.

Board of Directors; Independence

Our board of directors currently consists of four members. Our directors serve one-year terms.

A majority of the members of the board of a company listed on a national exchange must qualify as “independent,” as affirmatively determined by the board of directors. Since the Company is not listed on a national exchange, it is not required to comply with these “independence” requirements. At present, our board of directors has affirmatively determined that Mr. Miller is an independent director, as defined by Section 803 of the American Stock Exchange Company Guide.

Meetings of the Board

Our board met three (3) times during the transition period. Each director attended 75% or more of the meetings of the board and of the committees on which he served, held during the period for which he was a director or committee member, respectively. Most matters decided by the board of directors were approved by unanimous written consent in lieu of a meeting.

All of the board members attended last year’s annual meeting, either in person or telephonically. Effective December 31, 2010, Messrs. Kmak, Palmer and Moll resigned as members of our board of directors. Effective December 31, 2010, Mr. Cochennet resigned as an officer and a member of the board of directors of the Company.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

Our Audit Committee consists of one independent director, James G. Miller, and one director who is not independent, Ryan A. Lowe, each of whom has been selected for membership on the Audit Committee by the board of directors based on the board’s determination that each is fully qualified, through a range of education, experiences in business and executive leadership and service on boards of directors, and an understanding of generally accepted accounting principles, to oversee our internal audit function, assess and select independent auditors, and oversee our financial reporting processes and overall risk management. The Audit Committee has the authority to seek advice and assistance from outside legal, accounting or other advisors and exercises such authority as it deems necessary. The full text of the charter of the Audit Committee can be found in the investor section of our website at www.enerjexresources.com.

Although the Company is traded on OTCBB, the board of directors reviews the American Stock Exchange Company Guide listing standards on an annual basis. Mr. Miller qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. In light of Mr. Lowe’s relationship with West Coast Opportunity Fund, LLC, a significant stockholder of the Company, and his position as our Senior Vice President of Corporate Development, our board of directors has determined that he is not independent (as independence is defined in Section 803 of the American Stock Exchange Company Guide).

The board has determined that James G. Miller is a financial expert as that term is used in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act.

The Audit Committee did not hold any meetings during the transition period, when its members consisted of Messrs. Kmak and Moll.

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

The Audit Committee has reviewed and discussed with our management the audited financial statements of the Company included in our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2010 (“10-K”).

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

Based upon the review and discussions described above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Company’s Transition Report on Form 10-K for filing with the United States Securities and Exchange Commission.

Submitted by the following members of the Audit Committee:

James G. Miller (Chairman)

R. Atticus Lowe

Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Messrs. Miller, and Helfert. Mr. Miller serves as the chairman of the governance, compensation and nominating committee. The governance, compensation and nominating committee is responsible for, among other things: (i) identifying, reviewing, and evaluating individuals qualified to become members of the board, (ii) setting the compensation of the chief executive officer, and (iii) performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans.

A majority of the members of the governance, compensation and nominating committee are not independent.

The governance, compensation and nominating committee did not meet during fiscal 2010, when its members consisted of Messrs. Kmak, Moll and Palmer.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. Our Code of Ethics was filed as Exhibit 99.6 to the Annual Report on Form 10-KSB for the year ended March 31, 2007 which was filed on June 13, 2007. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. It is available on our website: enerjexresources.com, or you may contact Robert G. Watson at 913-754-7754 to request a copy of the Code or send your request to EnerJex Resources, Inc., Attn: Robert G. Watson, 1600 NE Loop 410, Suite 104, San Antonio, Texas 78209. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq . of the Nevada Revised Statutes which, unless otherwise provided in a company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the nine-month transition period ended December 31, 2010 and for the fiscal years ended March 31, 2010 and 2009 for our chief executive officer and principal financial officer. We did not have any other executive officers as of the end of fiscal 2010 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Robert G. Watson	2010	$—	—		—	—		$—
President, Chief Executive Officer and Principal Financial Officer

C. Stephen Cochennet (1)	2010	$150,000	$—		—	$33,333.34	(3)	$183,333.34
Former President, Chief Executive Officer	2009	$186,525	$50,000		—	—		$236,525

Dierdre P. Jones(2)	2010	$140,000	$20,000	(4)	—	—		$160,000
Former Chief Financial Officer	2009	$128,808	$10,000		—	—		$138,808

(1)	Mr. Cochennet resigned as our chief executive officer, principal financial officer and secretary on December 31, 2010.
(2)	Ms. Jones resigned as our chief financial officer in June of 2010.
(3)	Amount represents the estimated total fair market value of shares of common stock issued to Mr. Cochennet in lieu of salary under SFAS 123(R).
(4)	Amount represents the estimated total fair market value of shares of common stock issued to Ms. Jones as a bonus under SFAS 123(R).

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of the nine-month transition period ended December 31, 2010.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert G. Watson	2010			900,000	$0.40
C. Stephen Cochennet(1)	2010	—	—	—	—
Dierdre P. Jones (2)	2010	—	—	—	—

(1)	Mr. Cochennet resigned as the chief executive officer, principal financial officer and secretary on December 31, 2010.
(2)	Ms. Jones resigned as the chief financial officer in June 2010.

Option Exercises for fiscal 2010

There were no options exercised by our named executive officers in fiscal 2010. See “Securities Authorized for Issuance under Equity Compensation Plans” for a description of our outstanding equity compensation plans.

Employment Agreements

Robert G. Watson, Jr. – Chief Executive Officer

On December 31, 2010, the Company and Robert G. Watson, entered into an Employment Agreement pursuant to which (i) we will employ Mr. Watson as its chief executive officer for a term ending on December 31, 2012, (ii) we will pay to Mr. Watson base compensation of $150,000 plus such discretionary cash bonus as our board of directors determines to be appropriate, (iii) we have granted to Mr. Watson an option for the purchase of 900,000 shares of common stock at $0.40 per share, (A) in which option he will vest in equal monthly increments over a period of 48 months, and in full upon a change of control of the company or the sale of all or substantially all of its assets, and (B) which option will have a term of five (5) years, and (iv) if we terminate Mr. Watson’s employment without “Cause” (as defined in the Employment Agreement), then we will pay to Mr. Watson as severance pay (A) the Base Compensation that would have accrued during the remainder of the term of that Employment Agreement, and (B) if that termination occurs after 16 months of employment, we also will pay to Mr. Watson additional severance pay in the amount of $100,000.

C. Stephen Cochennet – Former Chief Executive Officer

On December 20, 2010, in accordance with the terms of the Separation Agreement, C. Stephen Cochennet, chairman, chief executive officer, principal financial officer, president, secretary and treasurer, resigned from his employment and all positions that he holds with us effective December 31, 2010. Mr. Cochennet was a named executive officer of the Company for the nine-month period ended December 31, 2010 and for fiscal year ended March 31, 2010. Pursuant to the Separation Agreement, we agreed (i) to terminate the employment agreement with Mr. Cochennet dated August 1, 2008 effective as of December 31, 2010 and eliminate the Non-Compete provisions of the employment agreement, (ii) that Mr. Cochennet would resign as a director, employee and officer of the Company, effective as of December 31, 2010, (iii) to pay Mr. Cochennet his accrued salary in the amount of $16,666.67 on or before December 31, 2010, (iv) to pay Mr. Cochennet $50,000 as severance and in consideration for the termination of his employment with us, (v) issue Mr. Cochennet’s fiscal 2009 restricted stock bonus of 75,000 shares, (vi) transfer title, and pay all taxes, fees and expenses related thereto, to the automobile and certain other assets Mr. Cochennet was utilizing in connection with the Company’s business, and (vii) to mutually release each other party from any and all claims related to the subject matter of the Separation Agreement.

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

In December 2010, we experienced a change in control, as defined in our executive employment agreements, when three of the members of our board of directors (Messrs. Moll, Palmer and Kmak) resigned and were replaced by three new members (Messrs. Helfert, Lowe and Miller). As of the date of this report, we have not received any claims or paid any payments as a result of this change in control.

Director Compensation

The following table sets forth summary compensation information for the nine-month transition period ended December 31, 2010 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $		Stock Awards $			Option Awards (2) $	All Other Compensation $			Total $
Thomas Kmak(1)	$				$(2)	$-0-			$(3)	$
Darrel G. Palmer(1)		$45,000		$15,000	(2)	$-0-		$70,000	(3)		$46,500
Loren Moll(1)	$		$			$-0-	$			$

(1)	Effective December 31, 2010, Messrs. Kmak, Palmer and Moll resigned as members of our board of directors.
(2)	Amount represents the estimated fair market value of shares of common stock issued for board retainer fees for nine-month transition period ended December 31, 2010 under SFAS 123(R).
(3)	Represents the amount of accrued but unpaid director and committee member fees for nine-month transition period ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 69,355,279 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnerJex’s common stock.

Name and Address of Beneficial Owner (1)	Number of Shares		Percent of Outstanding Shares of Common Stock (2)
Robert G. Watson, Jr., CEO/President and Director	4,037,500	(3)	5.93%
R. Atticus Lowe, Director (4)(7)	1,389,872		2.04%
Lance Helfert, Director (4)(8)	7,936,608		11.67%
James G. Miller, Director(6)	2,073,781		3.05%
West Coast Opportunity Fund LLC (4) 1205 Coast Village Road Montecito, CA 93108	11,812,103		17.7%
Montecito Venture Partners, LLC (5) 1205 Coast Village Road Montecito, California 93108	25,400,000		35.5%
Working Interest Holding, LLC 10380 W 179th St. Bucyrus, KS 66013	18,750,000		28.1%
Directors, Officers and Beneficial Owners as a Group	62,073,782		91.21%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Registrant, 1600 NE Loop 410, Suite 104, San Antonio, Texas 78209.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 37,500 shares under an option granted to Mr. Watson to purchase 900,000 shares of common stock at $0.40 per share. Mr. Watson vests in that option in equal monthly increments over 48 months commencing January 1, 2011.
(4)	West Coast Asset Management, Inc. (the “Investment Manager”) is the Investment Manager to separately managed accounts, some of which are affiliated with the Reporting Persons (the “Accounts”). The Accounts directly own all of the shares reported herein. R. Atticus Lowe, Paul Orfalea and Lance Helfert serve on the investment committee of the Investment Manager. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purposes.
(5)	Montecito Venture Partners, LLC is a controlled affiliate of West Coast Asset Management, Inc. Includes 4,779,460 shares of Series A Preferred Stock that is convertible into 4,779,460 shares of the Registrant’s common stock.
(6)	Includes (i) 22,929 shares that Mr. Miller owns directly, and (ii) beneficial ownership of 2,050,942 shares that are held by Working Interest Holding, LLC.
(7)	Includes 11,872 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 1,378,000 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in Montecito Venture Partners, LLC.
(8)	Includes 69,358 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 7,867,250 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in Montecito Venture Partners, LLC.

Equity Compensation Plan Information

The following table sets forth information as of nine-month transition period ended December 31, 2010 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	900,000	$0.40	204,550
Equity compensation plans not approved by stockholders	—	—	—

Total	900,000	$0.40	204,550

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below transactions and series of similar transactions that have occurred during this nine-month Transition Period to which we were a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($72,446); and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On December 31, 2010, pursuant to a Securities Purchase and Asset Acquisition Agreement with West Coast Opportunity Fund, LLC (WCOF); Montecito Venture Partners, LLC (MVP); RGW Energy, LLC; J&J Operating Company, LLC; and the Frey Living Trust, we issued to WCOF 10,550,415 shares of common stock in exchange for cancellation of the Senior Secured Debentures in the original amount of $2,498,007 and the contribution of 617,317 shares of common stock in Oakridge Energy in the aggregate amount of $1,676,016, and 700,000 shares of common stock in Spindeltop Oil & Gas Co. in the aggregate amount of $1,295,000; to the Frey Trust 223,056 shares of common stock in exchange for the cancellation of the Frey Senior Secured Debenture of $178,429; to RGW Energy, LLC 4,000,000 shares of common stock in exchange for its membership interest in Black Sable Energy, LLC; to MVP 15,595,540 shares of common stock and 4,779,460 shares of Series A Preferred Stock in exchange for the contribution of its membership interest in Black Sable Energy, LLC; and to Working Interest Holdings, LLC 18,750,000 shares of common stock and $1,500,000 cash in exchange for 100% of the membership interest in Working Interest, LLC.

On December 31, 2010, we entered into a Securities Purchase Agreement with multiple investors, including MVP, in which we sold 12,500,000 shares of our common stock.

As indicated above, WCOF, MVP, and Working Interest Holdings beneficially own more than 5% of our outstanding shares of common stock, and our directors Mr. Lowe and Mr. Helfert are related persons with regard to those entities.

Director Independence

Our board of directors has affirmatively determined that Mr. Miller is an independent director, as defined by Section 803 of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weaver & Martin, LLC served as our principal independent public accountants for the nine-month transition period ended December 31, 2010 and for fiscal year ended March 31, 2010 and 2009. Aggregate fees billed to us for the nine-month Transition Period ended December 31, 2010 and for fiscal years ended March 31, 2010 and 2009 by Weaver & Martin, LLC were as follows:

	For the Nine-Month Transition Period ended December 31, 2010	For the Fiscal Years Ended March 31,
		2010		2009
Audit Fees (1)	$67,720		$63,000	$56,000
Audit-Related Fees (2)	$-0-	$	- 0-	$-0-
Tax fees (3)	$12,288		$10,000	$10,000
All Other Fees (4)	$-0-		$-0-	$19,718

Total fees of our principal accountant	$76,008		$73,000	$85,718

(1)

Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s consolidated financial statements for such period included in this Transition Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)

4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)

4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)

4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)

4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)

10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)

10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)

10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)

10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)

10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)

10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)

10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)

10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)

10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)

10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)

10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)

10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)

10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)

10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)

10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)

10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)

10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)

10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)

10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)

10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)

10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)

10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)

10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)

10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)

10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)

10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)

10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).

10.27	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).

10.28	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).

10.29	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).

10.30	Employment Agreement between Enerjex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).

10.31	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).

10.32	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.33	Third Amendment to Credit Agreement dated September 29, 2010.

10.34	Fourth Amendment to Credit Agreement dated December 31, 2010.

21.1	List of Subsidiaries

23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter

23.2	Consent of Weaver & Martin, LLC

31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer

Date: April 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson Robert G. Watson	President, Chief Executive Officer, (Principal Financial Officer), Secretary and Director	April 21, 2011

/s/ Ryan A. Lowe Ryan A. Lowe	Director and Senior Vice President of Corporate Development	April 21, 2011

/s/ Lance Helfert Lance Helfert	Director	April 21, 2011

/s/ James G. Miller James G. Miller	Director	April 21, 2011

Index to Financial Statements

Page
Index to Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2010, and March 31, 2010	F-3
Consolidated Statements of Operations for the Nine-Month Transition Period Ended December 31, 2010 and for Fiscal Year Ended March 31, 2010	F-4
Consolidated Statement of Stockholders’ Equity(Deficit) for the Nine-Month Transition Period Ended December 31, 2010 and for Fiscal Year Ended March 31, 2010	F-5
Consolidated Statement of Cash Flows for the Nine-Month Transition Period Ended December 31, 2010 and for Fiscal Year Ended March 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

EnerJex Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of EnerJex Resources, Inc. as of December 31, 2010 and March 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the nine month transition period ended December 31, 2010 and the year ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerJex Resources, Inc. as of December 31, 2010 and March 31, 2010 and the consolidated results of its operations, stockholders’ equity and cash flows for the nine months transition period ended December 31, 2010 and the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ Weaver & Martin

Weaver & Martin, LLC

Kansas City, Missouri

April 21, 2011

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
Assets
Current Assets:
Cash	$2,961,819	$169,163
Accounts receivable	357,387	330,102
Marketable securities	2,971,162	—
Prepaid debt issue costs	—	—
Deposits and prepaid expenses	144,468	166,418

Total current assets	6,434,836	665,683

Fixed assets	253,847	371,885
Less: Accumulated depreciation	122,775	120,545

Total fixed assets	131,072	251,340

Other assets:
Oil and gas properties using full-cost accounting:
Properties not subject to amortization	18,679,255	—
Properties subject to amortization	5,637,473	6,093,033

Total other assets	24,616,728	6,093,033

Total assets	$30,882,636	$7,010,056

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,109,848	$877,511
Accrued liabilities	161,811	417,142
Derivative liability	929,720	1,184,178
Convertible note payable	—	25,000
Long-term debt, current	6,131,000	9,182,679

Total current liabilities	8,332,379	11,686,510

Asset retirement obligation	883,066	883,589
Derivative liability	2,267,109	2,364,068
Long-term debt, net of discount at December 31, 2010	22,114	43,440

Total liabilities	11,504,668	14,977,607

Consignments and commitments
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	—
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –5,809,628 at December 31, 2010 and 5,053,189 at March 31, 2010 and 61,650,241 and 4,836 of owned but not issued stock at December 31, 2010 and March 31, 2010, respectively.	67,460	5,058
Paid in capital	37,661,719	9,505,417
Retained (deficit)	(18,355,991)	(17,478,026)

Total stockholders’ equity (deficit)	19,377,968	(7,967,551)

Total liabilities and stockholders’ equity (deficit)	$30,882,636	$7,010,056

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Nine-Month Transition Period Ended December 31, 2010	March 31, 2010
Oil and natural gas revenues	$2,929,103	$4,856,027

Expenses:
Direct operating costs	1,548,128	1,833,108
Depreciation, depletion and amortization	381,747	635,497
Impairment of oil and gas properties	—	—
Professional fees	748,497	561,625
Salaries	242,490	835,576
Administrative expense	341,401	1,016,484

Total expenses	3,262,263	4,882,290

Loss from operations	(333,160)	(26,263)

Other income (expense):
Interest expense	(519,748)	(751,470)
Loan interest accretion	—	(596,108)
Gain on liquidation of hedging instrument	—	—
Gain on repurchase of debentures	—	436,500
Loss on derivatives	(64,362)	(3,911,063)
Other Gain (Loss)	39,306	101,352

Total other income (expense)	(544,804)	(4,720,789)

Net income – (loss)	$(877,964)	$(4,747,052)

Weighted average shares outstanding – basic	5,360,920	4,743,774

Net income (loss) per share – basic	$(0.16)	$(1.00)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Paid in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance, April 1, 2009	—	$—	4,443,512	$4,444	$8,932,906	$(12,730,974)	$(3,793,624)
Stock issued for services and interest	—	—	365,416	370	328,422	—	328,792
Stock issued to employees and directors	—	—	314,261	314	274,019	—	274,333
Stock redeemed and cancelled	—	—	(70,000)	(70)	(29,930)	—	(30,000)
Net (loss) for the year	—	—	—	—	—	(4,747,052)	(4,747,052)

Balance, March 31, 2010	—	—	5,053,189	5,058	9,505,417	(17,478,026)	(7,967,551)
Stock issued for interest and services	—	—	756,439	752	300,136	—	300,888
Stock sold	—	—	12.500,000	12,500	4,987,500	—	5,000,000
Stock issued for oil and gas assets	4,779,460	4,780	38,345,540	38,346	17,206,875	—	17,250,000
Stock issued for marketable securities	—	—	7,427,905	7,428	2,963,734	—	2,971,162
Stock issued for debt	—	—	3,376,796	3,376	2,698,057	—	2,701,433
Net loss for the year	—	—	—	—	—	(877,964)	(877,964)

Balance, December 31, 2010	4,779,460	$4,780	67,459,869	$67,460	$37,661,719	$(18,355,991)	$19,377,968

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine-Month Transition Period Ended December 31, 2010	March 31, 2010
Cash flows from operating activities
Net (loss)	$(877,964)	$(4,747,052)
Depreciation and depletion	381,748	668,212
Debt issue cost amortization	—	45,929
Stock and options issued for services and interest	223,864	328,792
Accretion of interest on long-term debt discount	—	596,108
Accretion of asset retirement obligation	58,323	75,687
Loss on derivatives	(351,417)	3,548,245
Gain on purchase of debentures	—	(436,500)
Stock issued to employees and directors	—	274,333
Loss on sale of fixed assets	47,255	25,999
Principal issued on debentures for interest	208,391	368,045
Impairment of oil & gas properties	—	—
Adjustments to reconcile net (loss) to cash provided by operating activities:
Accounts receivable	(20,985)	131,942
Deposits and prepaid expenses	84,100	96,965
Accounts payable	232,335	(138,659)
Accrued liabilities	(178,311)	329,330
Deferred payment from Euramerica for development	—	—

Cash provided by operating activities	(192,691)	1,167,376

Cash flows from investing activities
Purchase of fixed assets	—	(72,603)
Additions to oil & gas properties	(1,500,000)	(228,962)
Sale of oil & gas properties	60,000	32,000
Proceeds from sale of vehicle	28,010	16,500

Cash used in investing activities	(1,411,990)	(253,065)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net	5,000,000	(193,500)
Cash from oil & gas properties acquired	2,296	—
Borrowings on long-term debt	—	38,480
Payments on long-term debt	(604,959)	(717,713)

Cash provided from financing activities	4,397,337	(872,733)

Increase (decrease) in cash and cash equivalents	2,792,656	41,578
Cash and cash equivalents, beginning	169,163	127,585

Cash and cash equivalents, end	$2,961,819	$169,163

Supplemental disclosures:
Interest paid	$—	$325,625

Income taxes paid	$—	$—

Non-cash transactions:
Share-based payments issued for services	$225,888	603,125

Principal issued on debentures for interest	$208,391	368,045

Stock issued for debt	$2,701,437	—

Stock issued for investment in securities	$2,971,162	—

Stock issued for oil properties and supporting assets	$17,179,256	—

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

Nature of Business

We are an independent energy company engaged in the business of producing and selling crude oil and natural gas. This crude oil and natural gas is obtained primarily by the acquisition and subsequent exploration and development of mineral leases. Development and exploration may include drilling new exploratory or development wells on these leases. These operations are conducted primarily in Eastern Kansas and South Texas.

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

Oil Properties

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

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current SEC regulations require us to utilize prices at the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

The estimates of proved natural gas, crude oil and natural gas liquids reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission ( “SEC” ) and the Financial Accounting Standards Board ( “FASB” ), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements.

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

Major Purchasers

For the nine-month transition period ended December 31, 2010 and the year ended March 31, 2010 we sold all of our oil production to one purchaser.

Available-for-sale securities

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

Recent Issued Accounting Standards

Accounting Standards Codification — On July 1, 2009, the Financial Accounting Standards Board (“FASB “) instituted a new referencing system, which codifies, but does not amend, previously existing nongovernmental GAAP. The FASB Accounting Standards Codification™ (“ASC “) is now the single authoritative source for GAAP. Although the implementation of ASC had no impact on our financial statements, certain references to authoritative GAAP literature within our footnotes have been changed to cite the appropriate content within the ASC.

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

Adoption of ASU 2009-05 — In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. We adopted ASU No. 2009-05 (FASB ASC 820-10). The adoption of this statement did not have an impact on our financial position or results of operations.

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — We adopted the FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which is now incorporated into ASC Topic No. 820 (“ASC 820 “). ASC 820 provides guidelines for a broad interpretation of when to apply market-based fair value measures. It reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.

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

Business Combinations — We adopted SFAS No. 141 (Revised 2007) “Business Combinations” which is now incorporated into ASC Topic No. 805 ( “ASC 805 “). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. The adoption of this statement has not had an impact on our financial position or results of operations, because we have not yet had any business combinations in the year ended March 31, 2010.

Effective Date of FASB Statement No. 157—We also adopted FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”, which is also now incorporated into ASC Topic No. 820. The effective date was deferred for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on our financial position or results of operations.

Note 2 – Stock Transactions

The Series A preferred stock is convertible into 4,779,460 shares of our common stock, and the Series A preferred stock, by its terms, shall convert into common stock on a one-to-one basis (subject to adjustment) once the cumulative dividends paid with regard to such stock equal to original principal value of $1.00 per share. In the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common stockholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common stockholders. The preferred stockholders have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity that is senior to or equal in rights to the preferred stock.

We are required by the terms of our Series A preferred stock to declare dividends each calendar quarter in an aggregate amount equal to one-third of our net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to institutional lenders and other secured creditors.

Stock transaction in nine month transition period ended December 31, 2010

We issued 600,000 shares for services to board members. The stock was valued at the closing price on the day the shares were authorized to be issued and that totaled $144,000. The amount was expensed.

We issued 151,750 shares to officers and employees for a liability that was accrued in the previous fiscal year. Other issuances netted to 4,689 shares.

On December 24, 2010 we agreed to issue 31,250 shares in exchange for a $25,000 convertible note. The shares were not issued at December 31, 2010.

On December 31, 2010 we agreed in two transactions to issued 4,779,460 shares of Series A preferred stock and 38,345,540 shares of common stock for oil properties. The Series A preferred stock and common stock was valued at $0.40 per share. These shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 7,427,905 shares for marketable securities. The price per share was $0.40 per share and it approximated the market value of the marketable securities. These shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 3,122,510 shares in exchange for $2,498,007 of senior secured debentures and accrued and unpaid interest of at a rate of $0.80 per share. There was a gain on the conversion of this debt, however, the parties were considered to be related parties with the Company so the gain of $1,249,004 was recorded as additional paid in capital. The shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 223,036 shares in exchange for $178,429 of senior secured debentures and accrued and unpaid interest at a rate of $0.40 per share. The shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 5,000,000 shares that were sold at a price of $0.40 per share. The shares were not issued at December 31, 2010.

Stock transaction in fiscal year ended March 31, 2010

We issued 355,000 shares of our stock for services during the year ended March 31, 2010. The value of the stock was $1.00 per share which approximated the market value at the time the obligations were settled.

We issued 10,416 shares of stock and had unissued but owed 4,836 shares (subsequently these shares were issued) of stock for payment in kind interest on our debentures. The value assigned to the transaction varied from $.46 to $1.28 and was based on the approximate market value at the time the obligations were settled.

We issued 109,700 shares of stock in order to cancel the 438.500 outstanding options. The value assigned to the transaction was $1.00 per share and was based on the approximate market value at the time the exchange was made.

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

Option and Warrant transactions

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

2000-2001 Stock Option Plan

The board of directors approved a stock option plan and our stockholders ratified the plan on September 25, 2000. The total number of options that can be granted under the plan is 200,000 shares. At December 31, 2010, there were no outstanding options.

Stock Option Plan

On December 31, 2010 we granted 900,000 options that vest ratably over a 48 month period and are excersiable at $0.40 per share.

On May 4, 2007, we amended and restated the EnerJex Resources, Inc. Stock Option Plan to rename the plan and to increase the number of shares issuable under the plan to 1,000,000. Our stockholders approved this plan in September of 2007. On October 14, 2008 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 1,000,000 to 1,250,000, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan. At December 31, 2010 there were 900,000 options outstanding. A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding April 1, 2009	438, 500	$6.30	75,000	$3.00
Granted	—	—	—	—
Cancelled	(438,500)	(6.25)	—	—
Exercised	—	—	—	—
Outstanding March 31, 2010	438,500	$6.30	75,000	$3.00
Granted	900,000	$0.40	—	—
Cancelled	—	—	(75,000)	(3.00)
Exercised	—	—	—	—
Outstanding December 31, 2010	900,000	$0.40	—	—

Note 3 – Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligation at April 1, 2009	$803,624
Liabilities incurred during the period	4,281
Liabilities settled during the period	—
Accretion	75,684
Asset retirement obligations, March 31, 2009	883,589
Liabilities incurred during the period	—
Liabilities settled during the period	(58,846)
Accretion	58,323
Asset retirement obligations, March 31, 2010	$883,066

Note 4 – Long-Term Debt

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

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at March 31, 2010.

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

The Credit Facility was amended August 18, 2009 to implement a minimum interest rate of five percent (5.0%) and establish minimum volumes to be hedged of not less than seventy-five percent (75%) of the proved developed producing reserves attributable to our interest in the borrowing base oil and gas properties projected to be produced. The Credit Facility was further amended January 13, 2010 to modify the senior funded debt to EBITDA ratio on a quarterly basis beginning with the quarter ended December 31, 2009 and to modify the annualization of the interest coverage ratio, also beginning with the quarter ended December 31, 2009. The senior funded debt to EBITDA ratio allowed is 6.25:1.00 at December 31, 2009; 5.75:1.00 at March 31, 2010; 5.25:1.00 at June 30, 2010; and 4.75:1.00 at September 30, 2010; and 4.25:1.00 for all quarters ending after September 30, 2010.

On September 29, 2010, the Credit Facility with Texas Capital Bank was amended to modify the borrowing base to $6,691,000 relative to the Proved Reserves attributable to the borrowing Base Oil and Gas Properties. The amendment also modified various terms in the Credit Facility along with changing the commitment fees to 0.37% per annum times the average daily balance of the loan.

On December 31, 2010, the Credit Facility with Texas Capital Bank was amended to modify the borrowing base to $6,116,000 relative to the Proved Reserves attributable to the borrowing Base Oil and Gas Properties. The amendment also modified the EBITDA ratio on a quarterly basis with the quarter ending March 31, 2011, permit the ratio allowed to 4.25:1 00. The Credit Agreement was further amended in order to reflect the reorganization of the Company.

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

Effective December 31, 2010, the holders of the Debentures contributed (i) Debentures on which we were indebted, as of September 30, 2010, in the aggregate amount of $2,398,007.11, (ii) shares of Oakridge Energy, Inc. with an agreed value of

$1,676.016, and (iii) shares of Spindletop Oil & Gas, Inc., with an agreed value of $1,295,000, in exchange for 10,550,415 shares of common stock.

This resulted in cancelling approximately $2,675,000 of the Debentures in exchange for 3,345,546 shares of common stock.

Convertible and Other Long-Term Debt

We had a $25,000 convertible note that has an interest rate of 6% and matured August 2, 2010. We acquired the note on December 31, 2010 (see Note 2).

We financed the purchase of vehicles through a bank. The notes are for four years and the weighted average interest is 7.2% per annum. Vehicles collateralize these notes.

Long-term debt consists of the following at March 31, 2010:

Credit Facility	$6,116,000

Vehicle notes payable	37,114
Total long-term debt	6,153,114
Less current portion	(6,131,000)
Long-term debt	$22,114

Principal amounts are due on long-term and convertible debt as follows: Year ended December 31, 2012 -$6,116,000, December 31, 2013 -$16,217, March 31, 2014 -$5,897.

Note 5 – Oil Properties

During the nine month transition period ended December 31, 2010, we sold some of our properties for $60,000.

On December 31, 2010 we acquired oil properties totaling $18,750,000 for $1,500,000 in cash and 4,779,460 of Series A preferred stock and 38,345,540 shares of common stock (See Note 2).

Note 6 – Related party transactions

In the normal course of business we utilize the services of stockholder who perform work for us at normal business rates.

Note 7 – Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013. Rent expense for the transition nine month period ended December 31, 2010 and the year ended March 31, 2010 $54,000 and $71,000 respectively. Future non-cancellable minimum payments are approximately $74,000 for 2012, $76,000 for 2013 and $58,000 for 2014.

We, as a lessee and operator of oil properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. As of December 31, 2010, we have no reserve for environmental remediation and are not aware of any environmental claims.

Note 8 – Income Taxes

There was no current or deferred income tax expense (benefit) for the nine month transition period ended December 31, 2010 and fiscal year ended March 31, 2010 because there was a net loss and a valuation allowance that offsets the deferred tax amounts.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Nine-Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Statutory tax rate	34.0%	34.0%
Derivative instruments	13.6%	(24.4)%
Oil & gas costs and long-lived assets	(3.6)%	(0.80)%
Change in valuation allowance	(44.0)%	(10.4)%
Effective tax rate	—%	—%

Significant components of the deferred tax assets and liabilities are as follows:

	Nine-Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Non-current deferred tax asset:
Impaired oil & gas costs and long-lived assets	$1,817,562	$1,825,000
Derivative instruments	1,086,961	1,206,400
Net operating loss carry-forward	3,473,295	3,263,000
Valuation allowance	(6,377,818)	(6,294,400)
Total deferred tax net	$—	$—

At December 31, 2010 we have a net operating loss carry forward of approximately $10,215,000 expiring in 2021-2025 and are subject to certain limitations on an annual basis. A valuation allowance has been established against state net operating losses where it is more likely than not that such losses will expire before they are utilized.

The Company incurred changes of control as defined by the Internal Revenue Service. Accordingly, the rules will limit the utilization of the Company’s net operating losses. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that $10,215,000 of net operating losses will be subject to an annual limitation. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change.

ASC 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Our policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our Consolidated Statements of Operations. For the transition period ended December 31, 2010 and the year ended March 31, 2010, respectively, we recorded no interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions recognized in our provision for income taxes.

Note 9 – Fair Value Measurements

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at December 31, 2010.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. We consider the derivative liability to be Level 2. We determine the fair value of the derivative liability utilizing various inputs, including NYMEX price quotations and contract terms.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$—	$3,196,829	$—

Note 10 – Derivative Instruments

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

We have an Intercreditor Agreement in place between us; our counterparty, BP Corporation North America, Inc. (“BP”); and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we generally are not required to post additional collateral, including cash.

The following derivative contracts were in place at December 31, 2010:

	Term	Monthly Volumes	Price per Bbl	Fair Value
Crude oil swap	1/11-12/13	2,083 Bbls	$57.30	$(2,393,975)
Crude oil swap	1/13-12/14	1,150 Bbls	$77.05	$(802,854)
				$(3,196,829)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet. We recorded a loss on the derivative contracts of $64,362 in the transition period ended December 31, 2010 and a loss in the year ended March 31, 2010 of $3,911,063.

Note 11 – Income (Loss) Per Common Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. There were no potential common shares as of December 31, 2010 that have been excluded from the computation of diluted net loss per share. Potential common shares as of March 31, 2010 that have been excluded from the computation of diluted net loss per share include 75,000 warrants and $25,000 of debt convertible into 25,000 shares of the Company’s common stock.

Note 12 – Change in Year End

On January 21, 2011, the board of directors approved a change in the Company’s fiscal year end from March 31 to December 31. The nine month results now being reported by the Company relate to the transitional period ended December 31, 2010. Comparative information for the nine months ended December 31, 2009 is included in the previously filed unaudited Quarterly Report on Form 10-Q for the quarter December 31, 2009.

The following table presents certain comparative transition period financial information for the nine months ended December 31, 2010 and 2009 respectively:

	For the Nine-Month Transition Period Ended
	December 31,
	2010	2009 (unaudited)
Revenues	$2,929,103	$3,703,724

Gross profit (loss)	$(333,160)	$(162,630)

Net loss before income taxes	$(877,964)	$(3,139,100)

Net loss	$(877,964)	$(3,139,100)

Net loss per share—basic and fully diluted	$(0.16)	$(0.68)

Weighted average shares used in computing basic and diluted net loss per share	5,361,011	4,647,879

Note 13 – Accounts Payable

The Company’s current liabilities include accounts payable in the amount of $1,109,848. This figure includes $492,134 payable to former attorneys of the Company that are in dispute.

Note 14 – Subsequent Events

In January of 2011 we sold marketable securities for $1,400,000.

On February 14, 2011, we entered into additional forward sale contracts with British Petroleum. These transactions increased our hedged volumes and extended the hedge position through FY 2015. We also assumed additional hedge positions from Working Interest Holdings as part of the December 31, 2010 transactions. The $57.50 hedge position was terminated as a part of these transactions, and the Company’s current weighted average hedge price is $80.00 per barrel.

On March 31, 2011, we entered into a Securities Purchase Agreement with several investors in which the company sold 5,676,644 shares of common stock for an aggregate purchase price of $3,405,987, or $0.60 per share. Concurrent with this transaction the company repurchased 3,750,000 shares of common stock for an aggregate purchase price of $1,500,000, or $0.40 per share.

As part of the transaction, the Company issued to investors common stock purchase warrants for the purchase, in the aggregate, of 2,838,322 shares of common stock. The warrants have a cash strike price of $0.90 and expire at the end of 2011.

On April 20, we acquired approximately 280 acres of additional leasehold in Kansas for $245,000. The acreage has 10 existing wellbores that were recently drilled and evaluated, but have not been completed. The acreage includes multiple infill locations.

Note 15 – Supplemental Oil and Natural Gas Reserve Information (Unaudited)

Results of operations from oil producing activities

The following table shows the results of operations from the Company’s oil producing activities. Results of operations from these activities are determined using historical revenues, production costs and depreciation and depletion. The results of operations from the Company’s oil producing activities below exclude non-oil revenues, general and administrative expenses, interest income and interest expense. Income tax expense was determined by applying the statutory rates to pretax operating results.

	Nine Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Production revenues	$2,929,103	$4,856,027
Production costs	(1,548,128)	(1.833,108)
Depletion and depreciation	(359,855)	(588,416)
Income tax	(347,180)	(824,331)
Results of operations for producing activities	$673,940	$1,610,172

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties.

	Nine Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Unevaluated properties not subject to amortization	$18,301,377	$—
Properties subject to amortization	8,380,559	8.499,406
Capitalized costs	26,681,936	8,499,406
Accumulated depletion	(2,743,086)	(2,406,373)
Net capitalized costs	$23,938,850	$6,093,033

Cost incurred in property acquisition, exploration and development activities

	Nine Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Acquisition of properties	$18,301,377	$—
Exploration costs	—	—
Development costs	—	228,962

Net capitalized costs	$18,301,377	$228,962

Estimated quantities of proved reserves

Our ownership interests in estimated quantities of proved oil reserves and changes in net proved reserves all of which are located in the United States are summarized below. Proved reserves are estimated quantities of oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in thousand cubic feet (mcf) of natural gas and barrels (stb) of oil. Geological and engineering estimates by Miller and Lents, LTD of proved oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	Nine Month Transition Period Ended December 31, 2010		Fiscal Year Ended March 31, 2010
	Gas-mcf	Oil-stb	Gas-mcf	Oil-stb
Proved reserves:
Beginning	—	2,475,000	—	1,336,630
Revisions of previous estimates		(265,006)	—	1,203,318
Purchase of minerals in place	—	150,450	—	—
Extensions and discoveries	—		—	—
Production		(40,344)	—	(64,948)

Total	—	2,320,100	—	2,475,000

Proved developed reserves for December 31, 2010 and March 31, 2010 were all oil reserves and totaled 666.2 and 732.0 MBbls, respectively. Proved undeveloped reserves at December 31, 2010 and March 31, 2010 were 1,653.9 and 1,743.0 MBbls, respectively.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Nine Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Future production revenue	$168,048,830	$155,034,940
Future production costs	(67,618,260)	(58,706,390)
Future development costs	(13,470,180)	(16,330,000)
Future cash flows before income taxes	86,960,390	79,998,550
Future income taxes	(14,013,908)	(18,999,000)
Future net cash flows	72,946,482	60,999,550
10% annual discount for estimating of future cash flows	(47,641,590)	(37,921,028)
Standardized measure of discounted net cash flows	$25,304,892	$23,078,522

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a Standardized Measure of discounted net future cash flows related to the Company’s proved oil and gas reserves. The information presented is based on a calculation of estimated proved reserves using discounted cash flows based on the 12-month average price for oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period. The additions to estimated proved reserves from new discoveries and extensions could vary significantly from year to year. Additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant.

	Nine Month Transition Period Ended December 31, 2010	Fiscal Year Ended March 31, 2010
Balance beginning of year	$23,078,522	$10,629,340
Sales, net of production costs	(1,380,975)	(3,039,640)
Net change in pricing and production costs	4,965,735	9,558,455
Net change in future estimated development costs	(2,873,397)	(3,894,180)
Purchase of minerals in place	3,205,370	—
Extensions and discoveries	—	—
Revisions	(5,197,401)	16,288,287
Accretion of discount	2,562,394	310,890
Change in income tax	944,644	(6,774,630)
Balance end of year	$25,304,892	$23,078,522