Form 10-Q
period 2011-03-31
EnerJex Resources, Inc.
filed 2011-05-23
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 18, 2011 was 69,355,279 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash	$4,047,883	$2,961,819
Accounts receivable	655,689	357,387
Marketable Securities	1,475,388	2,971,162
Deposits and prepaid expenses	179,916	144,468

Total current assets	6,358,876	6,434,836

Fixed assets	500,107	253,847
Less: Accumulated depreciation	144,861	122,775

Total fixed assets	355,247	131,072

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	15,126,382	18,679,255
Properties subject to amortization	9,964,541	5,637,473

Total other assets	25,090,923	24,616,728

Total assets	$31,805,045	$30,882,636

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,339,787	$1,109,848
Accrued liabilities	722,993	161,811
Derivative liability	1,746,734	929,720
Long-term debt, current	6,131,000	6,131,000

Total current liabilities	9,940,514	8,332,379

Asset retirement obligation	968,608	883,066
Long-term debt	18,604	22,114
Derivative liability	3,702,689	2,267,109

Total liabilities	14,630,416	11,504,668

Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 73,136,529 at March 31, 2011 and 67,469,555 at March 31, 2010	73,137	67,460
Treasury stock at cost 3,750,000 shares	(1,500,000)	—
Subscription receivable	(1,186,000)	—
Equity-based compensation unearned	(288,517)	—
Paid-in capital	41,369,789	37,661,719
Accumulated other comprehensive income	(95,774)	—
Retained (deficit)	(21,202,786)	(18,355,991)

Total stockholders’ equity (deficit)	17,174,630	19,377,968

Total liabilities and stockholders’ equity	$31,805,045	$30,882,636

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Oil and natural gas revenues	$1,369,167	$1,152,303

Expenses:
Direct operating costs	847,564	519,590
Depreciation, depletion and amortization	271,965	58,209
Professional fees	203,079	81,915
Salaries	118,648	129,565
Administrative expense	204,354	226,657

Total expenses	1,645,609	1,015,936

Income (loss) from operations	(276,443)	136,367

Other income (expense):
Interest expense	(114,324)	(208,531)
Loan interest accretion	—	(163,244)
Gain on repurchase of debentures	—	30,000
Unrealized (loss) on derivatives	(2,468,225)	(1,425,357)
Other income (loss)	12,086	22,813

Total other income (expense)	(2,570,352)	(1,744,319)

Net income (loss)	$(2,846,795)	$(1,607,952)

Net income (loss) per share – basic and diluted	$(0.04)	$(0.34)

Weighted average shares outstanding Common shares outstanding basic and diluted	67,480,811	4,743,774

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows (used in) / provided from operating activities
Net income (loss)	$(2,846,795)	$(1,607,952)
Depreciation and depletion	276,009	68,304
Debt issue cost amortization	—	45,929
Accretion of interest on long-term debt discount	—	163,244
Shares issued for compensation and services	19,234	—
Accretion of asset retirement obligation	24,742	18,930
Loss on derivatives	2,252,594	1,062,540
Gain on purchase of debentures	—	(30,000)
Loss on disposal of fixed assets	630	25,999
Principal issued on debentures for interest	—	73,975
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accounts receivable	(298,302)	33,145
Prepaid expenses	(35,448)	(10,403)
Accounts payable	229,939	11,637
Accrued liabilities	561,182	388,250
Deferred payment - development	—	(337,451)

Net cash (used in) / provided from operating activities	183,786	(94,033)

Cash flows (used in) / provided from investing activities
Purchase of treasury stock	(1,500,000)	—
Purchase of fixed assets	(247,660)	(31,637)
Additions to oil & gas properties	(966,548)	(96,136)
Proceeds from sale of oil & natural gas properties	—	32,000
Proceeds from sale of fixed assets	—	16,500

Net cash (used in) / provided from investing activities	(2,714,208)	(79,273)

Cash flows (used in) / provided from financing activities
Notes payable, net	—	(193,500)
Borrowings on long-term debt	—	123,599
Payments on long-term debt	(3,510)	—
Sale of marketable securities	1,400,000	—
Sale of common stock	2,219,996	—

Net cash (used in) / provided from financing activities	3,616,486	(69,901)

Net increase (decrease) in cash	1,086,064	(243,207)
Cash - beginning	2,961,819	412,370

Cash - ending	$4,047,883	$169,163

Supplemental disclosures:
Interest paid	$189,210	$115,944

Income taxes paid	$—	$—

Non-cash transactions:
Share-based payments issued for services	$19,234	$—

Principal issued on debentures for interest	$—	$360,690

Unrealized gain on marketable securities	$95,774	$—

Loss on disposal of assets	$630	$—

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Transition Report Form 10-K for the nine-month period ended December 31, 2010.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC and Working Interest, LLC. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options and warrants are as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding December 31, 2010	438,500	$6.30		$
Granted or Issued	900,000	0.40	2,838,330		.90
Cancelled	(438,500)	(6.30)
Exercised	—	—	—		—
Outstanding March 31, 2011	900,000	$0.40	2,838,330		$.90

Note 3 – Fair Value Measurements

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at March 31, 2011.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$—	$5,449,423	$—

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2010	$883,066
Liabilities incurred during the period	60,800
Liabilities settled during the period	—
Accretion	24,742
Asset retirement obligations, March 31, 2011	$968,608

Note 5 - Derivative Instruments

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

We have an Intercreditor Agreement in place between us; our counterparty, BP Corporation North America, Inc. (“BP”); and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at March 31, 2011:

	Term	Monthly Volumes (Bbls)	Price per Bbl	Fair Value
Crude oil swap	01/11-06/11	2,750 Bbls	$70.00	$(296,890)
Crude oil swap	01/13-12/14	1,150 Bbls	62.20	(1,123,116)
Crude oil swap	07/11-12/15	3,114 Bbls	83.70	(3,468,245
Crude oil swap	01/11-12/12	400 Bbls	82.20	(208,252)
Crude oil swap	12/11-12/12	400 Bbls	77.50	(152,336)
Crude oil swap	01/11-11/11	400 Bbls	79.75	(88,196)
Crude oil swap	04/11-04/12	400 Bbls	85.95	(112,388)

				$(5,449,423)

Monthly volume is the weighted average throughout the period. The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet. We recorded a loss on the derivative contracts of $2,468,225 in the three month period ended March 31, 2011 and a loss in the three month period ended March 31, 2010 of $1,425,327.

Note 6 - Long-Term Debt

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

The Credit Facility is secured by a lien on substantially all of our assets in Kansas. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program. We repaid $500,000 of debt outstanding on the Credit Facility with proceeds from the December 31, 2010 transaction.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at March 31, 2011.

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

EnerJex is currently in discussions with Texas Capital Bank to secure a new long-term credit facility and we believe this will be accomplished by June 30, 2011.

Other Long-Term Debt

We financed the purchase of vehicles through a bank. The notes are for four years and the weighted average interest is 7.2% per annum. Vehicles collateralize these notes.

Long-term debt consists of the following at March 31, 2011:

Credit Facility	$6,131,000

Vehicle notes payable	18,604

Total long-term debt	6,149,604
Less current portion	(6,131,000)

Long-term debt	$18,604

Note 7 - Common Stock

On March 31, 2011, we completed two concurrent transactions in which the Company issued 5.68 million shares of common stock at $0.60 per share and repurchased 3.75 million shares of common stock at $0.40 per share pursuant to a Stock Redemption Agreement with Working Interest Holdings, LLC (“WIH”). These transactions resulted in 1.93 million net shares being issued for net proceeds to EnerJex of $1.9 million, resulting in an effective net issuance price of $0.99 per share. Included in equity is a subscription receivable for the purchase of shares that was remitted in April 2011.

Note 8 - Available-for-sale securities

We classify our marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. At March 31, 2011 there was an unrealized loss on our marketable equity securities of $95,774.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end.

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

From the beginning of fiscal 2008 through the end of fiscal 2010, we deployed approximately $12 million in capital resources to acquire and develop five operating projects and drill 179 new wells (111 producing wells and 65 water injection wells and 3 dry holes). As a result, our estimated total net proved oil reserves at December 31, 2010 was approximately 2.32 million barrels of oil, or BO. Of the 2.32 million BO of total proved reserves, approximately 29% are proved developed and approximately 71% are proved undeveloped. The proved developed reserves are 100% proved developed producing reserves.

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

It is our vision to grow the business in a disciplined and well-planned manner. However, there can be no assurance that we will be successful in any of these respects, that the prices of oil prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our currently limited capital resources.

Highlights for our First Quarter 2011

Operations

Eastern Kansas:

We drilled 26 development wells with a 100% success rate and 3 wildcat exploration wells with a 33% success rate. In addition, the Company re-established production from more than 50 idle wells that required maintenance work. A number of the development wells were drilled deeper than those of EnerJex’s adjacent producers, and encountered additional oil pay zones which will be tested for commercial production. EnerJex’s successful exploration well encountered two oil pay zones, one of which presently appears to have exceptional potential. The higher-potential zone will be tested and the Company may drill additional wells to evaluate the size and scope of this potential discovery.

South Texas:

We worked over a well in our El Toro Project which increased gross production by approximately 18 barrels of oil per day.

Recent Developments

The following is a brief description of our most significant corporate developments that occurred in the first quarter of 2011:

On January 14, 2011, the Registrant entered into a letter agreement with J&J Operating, LLC (“J&J”) and its two principals (collectively, the “Sellers”), whereby we purchased the field operating equipment assets from Sellers for the purchase price of $215,000. Sellers are affiliates of Working Interest Holding, LLC, which holds 15,000,000 shares of our issued and outstanding common stock, or approximately 22%. In addition to such purchase of those operating assets:

•	We terminated the service agreement with J&J.

•	We hired 16 former employees of J&J.

•	The two principals of J&J each entered into five-year consulting agreements with the Company.

•

John A. Loeffelbein has entered into an amended and restated consulting agreement, in which he also has agreed to provide services in support of the daily management and oversight of our ongoing field operations.

•

We affirmed our obligation to convey certain “Interests” in working and producing assets that we may acquire, as described in the service agreement with J&J. This obligation to convey those Interests will survive the termination of the service agreement.

•

The Sellers have executed a Noncompetition and Nonsolicitation Agreement, in which they have agreed to noncompetition and nonsolicitation covenants that replace, and are substantially identical to, those set forth in the terminated Service Agreement. Specifically, the Sellers have agreed that, for a period of 5 years, they shall not (i) compete with us in oil exploration, development, or production activities in the agreed “AMI,” or (ii) solicit any of our employees, or (iii) hire any current or former employees.

On January 28, 2011, we sold marketable securities for $1,400,000 in cash.

On March 31, 2011, we completed two concurrent transactions in which the Company issued 5.68 million shares of common stock at $0.60 per share and repurchased 3.75 million shares of common stock at $0.40 per share pursuant to a Stock Redemption Agreement with Working Interest Holdings, LLC (“WIH”). These transactions resulted in 1.93 million net shares being issued for net proceeds to EnerJex of $1.9 million, resulting in an effective net issuance price of $0.99 per share.

On April 20, we acquired approximately 280 acres of additional leasehold in Kansas for $245,000. The acreage has 9 existing wellbores that were recently drilled, cased, and evaluated, but have not begun producing oil. The acreage includes significant development potential beyond the existing wells.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the period ending March 31, 2011 and period ended March 31, 2010, the average sales prices, average production costs and direct lifting costs per unit of production.

	Period Ended March 31, 2011	Period Ended March 31, 2010
Net Production
Oil (Bbl)	14,780	14,242

Average Sales Prices
Oil (per Bbl)	$92.64	$80.91

Average Production Cost (1)
Per Bbl of oil	$75.75	$40.57

Average Lifting Costs (2)
Per Bbl of oil	$57.35	$36.48

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2011 and 2010 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2011	2010	$
Oil revenues	$1,369,167	$1,152,302	$216,865

Revenues

Oil revenues for the three months ended March 31, 2011 were $1,369,167 compared to revenues of $1,152,302 in the three months ended March 31, 2010. The increase is due to additional producing properties from the recent transaction and higher oil prices.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2011	2010	$
Production expenses:
Direct operating costs	$847,564	$519,590	$327,974
Depreciation, depletion and amortization	271,965	58,209	213,756

Total production expenses	1,119,529	577,799	541,730

General expenses:
Professional fees	203,079	81,915	121,164
Salaries	118,648	129,565	(10,917)
Administrative expense	204,354	226,657	(22,303)

Total general expenses	526,081	438,137	87,944

Total production and general expenses	1,645,609	1,015,936	629,673

Income (loss) from operations	(276,443)	136,367	(412,810)

Other income (expense)
Interest expense	(114,324)	(208,531)	94,318
Loan interest accretion	—	(163,244)	163,244
Gain on repurchase of debentures	—	30,000	(30,000)
Loss on derivatives	(2,468,225)	(1,425,357)	(1,042,868)
Other income (loss)	12,086	22,813	(10,727)

Total other income (expense)	(2,570,352)	(1,744,319)	(826,033)

Net income (loss)	$(2,846,795)	$(1,607,952)	$(1,238,843)

Direct Operating Costs

Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2011 were $847,564 compared to $519,590 for the three months ended March 31, 2010. Direct costs increased primarily as a result of deferred maintenance expenditures on vintage leases and expenses associated with the additional producing properties acquired on December 31, 2010.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2011 was $271,965 and $58,209, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2011 were $203,079 compared to $81,915 for the three months ended March 31, 2010. The increase in professional fees was a result of legal fees incurred for the closing of new acquisitions and equity offerings.

Salaries

Salaries for the three months ended March 31, 2011 were $118,648 compared to $129,565 for the three months ended March 31, 2010. Decreased salary expenses are the result of a reduction in headcount at the Kansas office.

Administrative Expense

Administrative expense for the three months ended March 31, 2011 were $204,354 compared to $226,657 in the three months ended March 31, 2010. The decrease in administrative expenses is a result of new management and streamlined operations.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $114,324 whereas interest expense for the three months ended March 31, 2010 was $208,530. Interest expense is lower due to reduced borrowing under the credit facility and the conversion of the subordinated debentures into common equity.

Loan Interest Accretion

There were no loan interest accretion expenses for the three months ended March 31, 2011, as compared to $163,244 for the three months ended March 31, 2010.

Gain on Derivatives

There was a loss on the derivative contracts in 2011 due to an increase in oil prices in addition to a new hedge contract entered into for the period of July 2011 through December 2015 with increased volume. The hedge price in the new hedge contract is $83.70, and the new contract replaced a prior hedge contract with a hedge price of $57.50.

Net Income (Loss)

Net loss for the three months ended March 31, 2011 was $2,846,795 as compared to net loss of $1,607,952 in the three months ended March 31, 2010. Non-cash expenses such as derivative contracts, depreciation and depletion as well as loan costs and accretions are significant factors contributing to the net loss in the prior periods.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. Based upon the monthly commitment notices we have received to date, we have estimated and classified $6,131,000 of the borrowings outstanding under our Credit Facility as a current liability. We are in discussions with our lender, Texas Capital Bank, to enter into a new long term credit facility and we anticipate completing the new credit facility prior to expiration of the existing facility on July 3, 2011.

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011 as compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase / (Decrease) $
Current Assets	$6,358,876	$6,434,836	(75,960)

Current Liabilities	$9,940,514	$8,332,379	1,608,135

Working Capital (deficit)	$(3,581,638)	$(1,897,543)	(1,532,175)

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the “Credit Facility”) with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil reserves and will be subject to semi-annual redeterminations. A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010. The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions (“MBBR”) beginning February 1, 2010. We repaid $500,000 of debt outstanding with proceeds from the December 31, 2010 transaction, and are no longer subject to the MBBR provision.

The Credit Facility is secured by a lien on substantially all of our assets in Kansas. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on July 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender’s “prime rate” and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at March 31, 2011.

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

EnerJex is currently in discussions with Texas Capital Bank to secure a new long-term credit facility and we believe this will be accomplished by June 30, 2011.

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants. We believe that the transactions that closed as of December 31, 2010, significantly improved our ability to generate the additional debt and equity capital required to fund operations. In those transactions, we converted approximately $2,675,000 of debentures into equity securities, raised $3,500,000 of equity capital net of a $1,500,000 payment that we made in connection with those transactions, and reinstated our debt facility with Texas Capital Bank. As a result, we were able to significantly reduce the amount of our outstanding indebtedness. In addition, we expect to secure a new long-term credit facility with Texas Capital Bank prior to June 30, 2011.

Summary of product research and development

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment

We anticipate that we will purchase the necessary production and field service equipment required to produce oil during our normal course of operations over the next twelve months.

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

Oil Properties

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

As of March 31, 2011, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Effects of Inflation and Pricing

The oil industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs and the demand for services related to production and exploration will fluctuate while the commodity prices for oil remains volatile.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)

4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)

4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)

4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)

4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)

10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)

10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)

10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)

10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)

10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)

10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)

10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)

10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)

10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)

10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)

10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)

10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)

10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)

10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)

10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)

10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)

10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)

10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)

10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)

10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)

10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)

10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)

10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)

10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)

10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)

10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)

10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)

10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).

10.27	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).

10.28	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).

10.29	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).

10.30	Employment Agreement between Enerjex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).

10.31	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).

10.32	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on April 21, 2011).

10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on April 21, 2011).

31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer
(Principal Financial Officer)

Date: May 23, 2011