Form 10-Q
period 2011-06-30
EnerJex Resources, Inc.
filed 2011-08-15
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Broadway
Suite 305
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

(210) 451-5545
(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2011 was 69,436,529 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$3,491,194	$2,961,819
Accounts receivable	801,830	357,387
Marketable Securities	1,543,293	2,971,162
Deposits and prepaid expenses	142,918	144,468
Total current assets	5,979,235	6,434,836

Fixed assets	500,107	253,847
Less: Accumulated depreciation	169,072	122,775
Total fixed assets	331,035	131,072

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	15,371,382	18,679,255
Properties subject to amortization	11,084,839	5,637,473
Total other assets	26,456,221	24,316,728
Total assets	$32,766,491	$30,882,636

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,771,256	$1,109,848
Accrued liabilities	535,755	161,811
Derivative liability	869,202	929,720
Long-term debt, current	6,131,000	6,131,000
Total current liabilities	9,307,213	8,332,379

Asset retirement obligation	1,058,051	883,066
Long-term debt	13,427	22,114
Derivative liability	2,988,433	2,267,109
Total liabilities	13,367,124	11,504,668
Commitments and contingencies
Stockholders' Equity :
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 69,436,529 at June 30, 2011 and 67,469,555 at December 31, 2010	73,187	67,460
Treasury Stock	(1,500,000)	-
Equity based compensation unearned	(269,283)	-
Paid-in capital	41,399,739	37,661,719
Accumulated other comprehensive income	(27,869)	-
Retained (deficit)	(20,281,187)	(18,355,991)
Total stockholders' equity	19,399,367	19,377,968
Total liabilities and stockholders' equity	$32,766,491	$30,882,636

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Oil revenues	$1,685,174	$1,030,479	$3,054,341	$2,182,782

Expenses:
Direct operating costs	826,420	398,066	1,673,984	917,655
Depreciation, depletion and amortization	328,768	206,835	600,733	265,044
Professional fees	286,853	63,589	489,932	145,504
Salaries	164,998	42,410	283,646	171,975
Administrative expense	256,770	165,408	461,014	392,066
Total expenses	1,863,809	876,308	3,509,309	1,892,244

Income (loss) from operations	(178,635)	154,171,	(454,968)	290,538

Other income (expense):
Interest expense	(108,181)	(205,895)	(222,505)	(577,670)
Gain (loss) on derivative instruments	1,196,459	1,124,357	(1,271,766)	(301,000)
Other income (loss)	11,957	(24,141)	24,043	28,672,
Total other income (expense)	1,100,235	894,321	(1,470,228)	(849,998)

Net income (loss)	$921,600	$1,048,492	$(1,925,196)	$(559,460)

Net income (loss) per share basic and diluted	$0.01	$0.21	$(0.03)	$(0.11)

Weighted average shares outstanding-diluted	69,814,489	5,067,375	68,856,512	5,051,852

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(1,925,196)	$(559,460)
Depreciation and depletion	609,747	283,039
Accretion of interest on long-term debt discount	-	163,244
Shares issued for compensation and services	38,468	-
Accretion of asset retirement obligation	44,185	38,372
Loss on derivatives	660,806	(308,631)
Gain on purchase of debentures	-	(30,000)
Loss on sale of fixed assets	630	52,361
Principal increase in debenture	-	172,287
Shares issued for interest on debenture	-	2,464
Changes in assets and liabilities:
Accounts receivable	(444,443)	97,992
Prepaid expenses	1,549	53,248
Accounts payable	661,408	(55,250)
Accrued liabilities	373,944	(148,870)
Cash flows from operating activities	21,098	(239,204)

Cash flows from investing activities

Purchase of Treasury Stock	(1,500,000)	-
Purchase of fixed assets	(247,660)	(31,637)
Additions to oil & gas properties	(2,571,372)	(96,136)
Proceeds from sale of oil & natural gas properties	-	92,000
Proceeds from sale of fixed assets	-	44,678
Cash flows from investing activities	(4,319,032)	8,905

Cash flows from financing activities
Payments on long-term debt	(8,687)	(212,867)
Sale of marketable securities	1,400,000	-
Sale of common stock	3,435,996	-
Borrowings on long term debt	-	123,595
Cash flows from financing activities	4,827,309	(89,272)

Net increase (decrease) in cash	529,375	(319,571)
Cash – beginning	2,961,819	412,370
Cash – ending	$3,491,194	$92,799

Supplemental disclosures:
Interest paid	$108,181	$201,640
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services and interest	$38,468	$174,751-

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

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding December 31, 2011	-	$-	2,838,330	$0.90
Granted	900,000	0.40	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2011	900,000	$0.40	2,838,330	$0.90

Note 3 – Fair Value Measurements

We hold certain financial assets which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157,  "Fair Value Measurements"  ("ASC Topic 820-10"). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at June 30, 2011.

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

Our derivative instruments consist of variable to fixed price commodity swaps.
	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$—	$3,857,635	$—

 Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2010	$883,065
Liabilities incurred during the period	130,801
Liabilities settled during the period	-
Accretion	44,185
Asset retirement obligations, June 30, 2011	$1,058,051

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

We have an Intercreditor Agreement in place between us; our counterparty, BP Corporation North America, Inc. ("BP"); and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at June 30, 2011:

	Term	Monthly Volumes	Price per Bbl	Fair Value
Crude oil swap	1/13-12/14	1,150 Bbls	62.20	$(1,042,787)
Crude oil swap	7/11-12/15	3,114 Bbls	83.70	(2,521,492)
Crude oil swap	1/11-12/12	400 Bbls	82.20	(111,220)
Crude oil swap	12/11-12/12	400 Bbls	77.50	(109,784)
Crude oil swap	1/11-11/11	400 Bbls	79.75	(30,776)
Crude oil swap	4/11-4/12	400 Bbls	85.95	(41,576)
				$(3,857,635)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the "Credit Facility") with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil and gas reserves and will be subject to semi-annual redeterminations. A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010. The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions ("MBBR") beginning February 1, 2010.

The Credit Facility is secured by a lien on substantially all of our assets in Kansas. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on October 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program. We repaid $500,000 of debt outstanding on the Credit Facility with proceeds from the December 31, 2010 transaction.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at March 31, 2011.

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

On July 3, 2011, the Credit Facility with Texas Capital Bank was amended to extend the maturity date of the facility until October 3, 2011.  We are currently negotiating terms of a new multi-year credit facility with Texas Capital Bank and we anticipate closing the new credit facility during the third quarter 2011.

Other Long-Term Debt

We financed the purchase of vehicles through a bank.  The notes are for four years and the weighted average interest is 7.2% per annum and vehicles collateralize these notes.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," or "should" or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors" or elsewhere in this report, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

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

             You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Transition Report on Form 10-K for the nine-month period ended December 31, 2010.

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC and Working Interest, LLC, unless the context requires otherwise.  We report our financial information on the basis of a December 31st fiscal year end.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.enerjexresources.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 305, San Antonio, Texas 78209.

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

Recent Developments

The following is a brief description of our most significant corporate developments that occurred in the second quarter of 2011:

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

In July 2011, we drilled and cased two wells in our El Toro project in South Texas.  Logs and core data indicate that these two wells are similar to nearby producers and we believe both wells will be an economic success.  We plan to begin drilling a third well in this project by the end of August 2011.  We intend to stimulate and complete all three wells at the same time in September or October 2011. The Company owns a 40% working interest in these wells.

As of August 9, 2011, we have drilled and completed 27 new oil producing wells and 18 new water injection wells in our Rantoul project area, increasing production from approximately 30 gross barrels of oil per day to approximately 90 gross barrels of oil per day.  The Company owns a 90% working interest in these leases.

As of August 9, 2011, we have drilled and completed 4 new oil producing wells and 9 new water injection wells in our Kansas Mississippian play (the Black Oaks Project).  As a result, production from these leases increased from approximately 70 gross barrels of oil per day to approximately 90 gross barrels of oil per day, and we expect production to increase further once the reservoir pressure is increased as a result of the new injection wells.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the period ending June 30, 2011 and period ended June 30, 2010, the average sales prices, average production costs and direct lifting costs per unit of production.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Production	$18,246	$13,092	$33,024	$27,334
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	92.36	78.71	92.49	79.86

Average Production Cost (1)
Per Bbl of oil	63.31	46.20	68.88	43.27

Average Lifting Costs (2)
Per Bbl of oil	45.29	30.41	50.69	33.57

(1)
Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.

(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Six Months Ended June 30, 2011 and 2010 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010		$2011	2010	$
Oil revenues	1,685,174	1,030,479	654,695	$3,054,341	$2,182,782	$871,559

Revenues

Oil revenues for the six months ended June 30, 2011 were $3,054,341 compared to revenues of $2,182,782 in the six months ended June 30, 2010. Oil revenues for the three months ended June 30, 2011 were $1,685,174 compared to revenues of $1,030,479 in the three months ended June 30, 2010.   The increase in production is a result of the new wells on production from the 2011 drilling program and the additional producing properties acquired via the December 31, 2010 transaction.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2011	2010		$2011	2010	$
Production expenses:
Direct operating costs	$826,420	$398,066	$428,354	$1,673,984	$917,655	$756,329
Depreciation, depletion and amortization	328,768	206,835	121,933	600,733	265,044	335,649
Total production expenses	1,155,188	604,901	550,287	2,274,717	1,182,699	1,092,018

General expenses:
Professional fees	286,853	63,589	223,264	489,932	145,504	344,428
Salaries	164,998	42,410	122,588	283,646	171,975	111,671
Administrative expense	256,770	165,408	91,362	461,014	392,066	69,058
Total general expenses	708,621	271,407	437,214	1,234,702	709,545	525,157
Total production and general expenses	1,863,809	876,308	987,501	3,509,309	1,892,244	1,617,175

Income (loss) from operations	(178,635)	154,171	(332,806)	(454,968)	290,538	(745,616)

Other income (expense)
Interest expense	(108,181)	(205,895)	97,714	(222,505)	(577,670)	355,165
Gain (loss) on derivatives	1,196,459	1,124,357	72,102	(1,271,766)	(301,000)	(970,766)
Other income (loss)	11,957	(24,141)	36,098	24,043	28,672	(4,629)
Total other income (expense)	1,100,235	894,321	205,914	(1,470,228)	(849,998)	620,230

Net income (loss)	$921,600	$1,048,492	$(126,892)	$(1,925,196)	$(559,460)	$(1,365,736)

 Direct Operating Costs

Direct operating costs include pumping, gauging, pulling, repairs, certain contract labor costs, and other non-capitalized expenses.  Direct operating costs for the six months ended June 30, 2011 were $1,673,984 compared to $917,655 for the six months ended June 30, 2010. Direct costs increased primarily as a result of deferred maintenance expenditures on vintage leases and expenses associated with the additional producing properties acquired on December 31, 2010. A majority of deferred maintenance expenditures were incurred in the first six months of 2011.  We estimate that total deferred maintenance expenditures were approximately $500,000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2011 and June 30, 2010 was $600,733 and $265,044  respectively.

Professional Fees

Professional fees for the six months ended June 30, 2011 were $489,932 compared to $145,504 for the six months ended June 30, 2010.  The increase in professional fees was primarily a result of legal fees incurred for the closing of new acquisitions and capital raising activities.

Salaries

Salaries for the six months ended June 30, 2011 were $283,646 compared to $171,975 for the six months ended June 30, 2010.

Administrative Expense

Administrative expense for the six months ended June 30, 2011 were $461,124 compared to $392,066  in the six months ended June 30, 2010.

Interest Expense

Interest expense for the six months ended June 30, 2011 was $222,505 whereas interest expense for the six months ended June 30, 2010 was $577,670 .  Interest expense is lower due to reduced borrowing under the credit facility and the conversion of the subordinated debentures into common equity.

Gain(loss)  on Derivatives

There was a gain on the derivative contracts in 2011 due to an increase in oil prices in addition to a new hedge contract entered into for the period of July 2011 through December 2015 with increased volume. The hedge price in the new hedge contract is $83.70, and the new contract replaced a prior hedge contract with a hedge price of $57.50.

Net Income (Loss)

Net loss for the six months ended June 30, 2011 was $1,925,196 as compared to a loss of $559,460 in the six months ended June 30, 2010.  Non-cash expenses such as depreciation and depletion as well as loan costs and accretions are significant factors contributing to the net loss in the prior periods.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. Based upon the monthly commitment notices we have received to date, we have estimated and classified $6,131,000 of the borrowings outstanding under our Credit Facility as a current liability.   We are in discussions with our lender, Texas Capital Bank, to enter into a new long term credit facility. Texas Capital Bank amended the Credit Facility to extend the maturity date to October 3, 2011.  We anticipate completing the new credit facility during the third quarter..

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

The following table summarizes total current assets, total current liabilities and working capital .

	June 30, 2011	December 31, , 2010	Increase / (Decrease) $

Current Assets	$5,979,235	$6,434,836	(455,601)

Current Liabilities	$9,307,212	$8,332,379	(974,833)

Working Capital (deficit)	$(3,327,977)	$(1,897,543)	(1,430,434)

Senior Secured Credit Facility

On July 3, 2008, EnerJex, EnerJex Kansas, and DD Energy entered into a three-year $50 million Senior Secured Credit Facility (the "Credit Facility") with Texas Capital Bank, N.A. Borrowings under the Credit Facility will be subject to a borrowing base limitation based on our current proved oil reserves and will be subject to semi-annual redeterminations. A borrowing base redetermination was completed by Texas Capital Bank effective January 1, 2010. The borrowing base was determined to be $6,746,000 and called for $55,000 Monthly Borrowing Base Reductions ("MBBR") beginning February 1, 2010. We repaid $500,000 of debt outstanding with proceeds from the December 31, 2010 transaction, and are no longer subject to the MBBR provision.

The Credit Facility is secured by a lien on substantially all of our assets in Kansas. The Credit Facility has a term of three years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on October 3, 2011. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base and up to an additional $2.25 million limit not subject to the borrowing base to support our hedging program.

Advances under the Credit Facility will be in the form of either base rate loans or Eurodollar loans. The interest rate on the base rate loans fluctuates based upon the higher of (1) the lender's "prime rate" and (2) the Federal Funds rate plus 0.50%, plus, in either case, a margin of between 0.0% and 0.5% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). The interest rate on the Eurodollar loans fluctuates based upon the applicable LIBOR rate, plus a margin of 2.25% to 2.75% depending on the percent of the borrowing base utilized at the time of the credit extension, but in no event shall be less than five percent (5.0%). Eurodollar loans may be based upon one, two, three and six month LIBOR options, except that beginning March 30, 2009 and continuing through the date of this report, Texas Capital Bank has suspended all LIBOR based funding with maturities less than 90 days due to the extreme volatility in the interest rate market and the unprecedented spread between the 90 day LIBOR and the shorter term LIBOR options. A commitment fee of 0.375% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears. There was no commitment fee due at June 30, 2011.

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

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants.  We believe that with the current amount of cash on hand and based on discussions with lenders, we will be able to meet our obligations.

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

Significant changes in the number of employees

There have been no significant changes in number of employees and we currently have 21 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include the value our oil and gas properties, asset retirement obligations,  and share-based payments.

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

We have an Intercreditor Agreement in place between us; our counterparty, BP Corporation North America, Inc. ("BP"); and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements.  Therefore, we generally are not required to post additional collateral, including cash.

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

Date: August 15, 2011