Form 10-Q/A
period 2011-06-30
EnerJex Resources, Inc.
filed 2011-09-07
CIK 8504

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2011 was 69,436,529 shares.

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to EnerJex Resources, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 ("Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report provides that consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART III

OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from EnerJex Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 211, formed in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Previously filed as an exhibit to EnerJex Resources, Inc.'s Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**	Furnished with this Form 10-Q/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer
(Principal Financial Officer)

Date: September 7, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following financial information from EnerJex Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 211, formed in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Previously filed as an exhibit to EnerJex Resources, Inc.'s Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**	Furnished with this Form 10-Q/A