Form 10-Q
period 2011-09-30
EnerJex Resources, Inc.
filed 2011-11-21
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐      No ☑

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2011 was 69,436,529 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash	$1,221,671	$2,961,819
Accounts receivable	926,540	357,387
Marketable Securities	1,543,293	2,971,162
Deposits and prepaid expenses	125,429	144,468
Derivate Gain	158,305	-
Total current assets	3,975,238	6,434,836

Fixed assets	526,403	253,847
Less: Accumulated depreciation	193,779	122,775
Total fixed assets	332,624	131,072

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	15,371,382	18,679,255
Properties subject to amortization	12,075,604	5,637,473
Total other assets	27,446,986	24,316,728
Total assets	$31,754,848	$30,882,636

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,125,928	$1,109,848
Accrued liabilities	209,118	161,811
Derivative liability	-	929,720
Long-term debt, current	7,000	6,131,000
Total current liabilities	1,342,046	8,332,379

Asset retirement obligation	1,082,791	883,066
Long-term debt	6,132,001	22,114
Derivative liability	660,038	2,267,109
Total liabilities	9,216,876	11,504,668

Stockholders' Equity :
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 69,436,529 at September 30, 2011 and 67,469,555 at December 31, 2010	73,187	67,460
Treasury Stock	(1,500,000)	-
Equity based compensation unearned	(250,048)	-
Paid-in capital	41,399,739	37,661,719
Accumulated other comprehensive income	(27,869)	-
Retained (deficit)	(17,161,817)	(18,355,991)
Total stockholders' equity	22,537,972	19,377,968
Total liabilities and stockholders' equity	$31,754,848	$30,882,636
See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Oil revenues	$1,673,857	$897,219	$4,728,198	$3,097,216

Expenses:
Direct operating costs	787,994	524,442	2,461,978	1,442,098
Depreciation, depletion and amortization	375,175	173,269	975,908	399,584
Professional fees	255,706	106,276	745,638	251,780
Salaries	150,673	57,746	434,319	229,719
Administrative expense	75,600	103,267	536,614	495,332
Total expenses	1,645,148	965,000	5,154,457	2,818,513

Income (loss) from operations	28,709	(67,781)	(426,259)	278,703

Other income (expense):
Interest expense	(111,472)	(216,314)	(333,977)	(793,984)
Gain (loss) on derivative instruments	3,188,277	(702,148)	1,916,511	(891,556)
Other income (loss)	13,857	32,138	37,900	44,396
Total other income (expense)	3,090,662	(886,324)	1,620,434	(1,641,144)

Net income (loss)	$3,119,371	$(954,105)	$1,194,175	$(1,362,441)

Net income (loss) per share basic and diluted	$.04	$(0.19)	$.02	$(.27)

Weighted average shares outstanding-diluted	69,436,529	5,134,062	68,767,860	5,037,257

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,194,175	$(1,362,441)
Depreciation and depletion	984,151	424,759
Accretion of interest on long-term debt discount	-	163,244
Shares issued for compensation and services	57,702	-
Accretion of asset retirement obligation	60,525	57,813
Gain (Loss) on derivatives	(2,695,096)	289,044
Gain on purchase of debentures	-	(30,000)
Loss on sale of fixed assets	1,400	52,361
Principal increase in debenture	-	280,009
Shares issued for interest on debenture	-	5,125
Changes in assets and liabilities:
Accounts receivable	(569,153)	31,104
Prepaid expenses	19,039	62,841
Accounts payable	16,080	(28,549)
Accrued liabilities	47,307	(148,868)
Cash flows from operating activities	(883,870)	(203,558)

Cash flows from investing activities

Purchase of Treasury Stock	(1,500,000)	-
Purchase of fixed assets	(273,956)	(31,637)
Additions to oil & gas properties	(3,904,205)	(96,136)
Proceeds from sale of oil & natural gas properties	-	92,000
Proceeds from sale of fixed assets	-	44,678
Cash flows from investing activities	(5,678,161)	8,905

Cash flows from financing activities
Payments on long-term debt	(14,113)	(217,674)
Sale of marketable securities	1,400,000	-
Sale of common stock	3,435,996	-
Borrowings on long term debt	-	123,595
Cash flows from financing activities	4,821,883	(94,079)

Net increase (decrease) in cash	(1,740,148)	(288,732)
Cash – beginning	2,961,819	412,370
Cash – ending	$1,221,671	$123,638

Supplemental disclosures:
Interest paid	$333,977	$287,930
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services and interest	$57,702	$177,412

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

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price
Outstanding December 31, 2011	-	$-	2,838,330	$0.90
Granted	900,000	0.40	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30, 2011	900,000	$0.40	2,838,330	$0.90

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at September 30, 2011.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$—	$501,733	$—

 Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2010	$883,066
Liabilities incurred during the period	139,200
Liabilities settled during the period	(1,039)
Accretion	61,564
Asset retirement obligations, September 30, 2011	$1,082,791

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

We have an Intercreditor Agreement in place between us, our counterparty BP Corporation North America, Inc. ("BP"), and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at September 30, 2011:

	Term	Monthly Volumes	Price per Bbl	Fair Value
Crude oil swap	1/13-12/14	1,150 Bbls	62.20	(596,618)
Crude oil swap	7/11-12/15	3,006 Bbls	83.70	91,313
Crude oil swap	1/11-12/12	400 Bbls	82.20	7,516
Crude oil swap	12/11-12/12	400 Bbls	77.50	(16,248)
Crude oil swap	1/11-12/14	400 Bbls	79.75	(2,636)
Crude oil swap	4/11-4/12	400 Bbls	85.95	14,940
				$(501,733)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet, including any current derivative gains.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, we entered into a new Senior Secured Reducing Revolving Line of Credit of up to $50,000,000 (the "Credit Facility") pursuant to an Amended and Restated Credit Agreement with Texas Capital Bank, N.A.  The Credit Facility was used to refinance amounts outstanding under the prior credit facility, and will be used for working capital and general corporate purposes.

Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil reserves and will be subject to semi-annual redeterminations. The borrowing base effective as of October 3, 2011 was determined to be $7,200,000.

The Credit Facility is secured by a first priority lien and security interest in the assets of the Borrowers.  The Credit Facility has a term of four years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on October 3, 2015. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base.

At the Company's option, loans under the Credit Facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement).  The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate.  The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Credit Agreement).  Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers.  The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Credit Agreement).  A commitment fee of 0.500% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2011, maintain a minimum current assets to current liabilities ratio of no less than 1.00 to 1.00, and maintain a ratio of senior funded debt to EBITDA no greater than 4.75:1.00 for the quarters ending September 30, 2011 and December 31, 2011, and no greater than 4.50:1.00 for the quarter ending March 31, 2012 and each fiscal quarter thereafter.

The Credit Facility establishes minimum volumes to be hedged of not less than 50% nor more than 85% of the proved developed producing reserves attributable to our interest in the borrowing base oil properties projected to be produced.

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

Recent Developments

The following is a brief description of our most significant corporate developments that occurred in the third quarter of 2011:

In July and August 2011, we drilled and cased three wells in our El Toro project in South Texas.  Logs and core data indicate that these wells are similar to nearby producers and we believe these wells will be an economic success.  Frenzied industry activity in South Texas due to the Eagleford Shale play has created significant delays in the procurement of oil field services.  We are currently working with vendors to schedule stimulation treatments on the three new wells in the El Toro project, and we anticipate stimulating and beginning to produce these wells before the end of 2011.  The Company owns a 40% working interest in these wells.

On August 11, 2011, we executed an option to purchase additional oil producing assets in Woodson County, Kansas, commonly identified as the "Nickletown Leasehold."  The Nickletown Leasehold consists of up to 2,000 acres located adjacent to our Black Oaks Project, which produces oil from the Mississippian formation. We exercised this option on November 9, 2011. Pursuant to the terms of this agreement, we acquired a 90% working interest in 720 acres and we may acquire a 90% working interest in 1,280 additional adjacent acres upon fulfilling certain drilling milestones.

On October 3, 2011, we entered into a new four-year $50,000,000 Credit Facility with Texas Capital Bank, N.A.  The Credit Facility was used to replace and refinance our previous credit facility that expired on October 3, 2011.  The new Credit Facility resulted in a 16% increase in our borrowing base from $6.1 million to $7.1 million, and our current interest rate was reduced by 33% from 6% to 4%.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the period ending September 30, 2011 and period ended September 30, 2010, the average sales prices, average production costs and direct lifting costs per unit of production.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		June 30,
	2011	2010	2011	2010

Net Production	19,724	14,442	52,748	41,776
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$84.87	$62.13	$89.64	$74.14

Average Production Cost (1)
Per Bbl of oil	$58.97	$48.31	$65.18	$44.08

Average Lifting Costs (2)
Per Bbl of oil	$39.95	$36.31	$46.67	$34.52

(1)
Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil and natural gas properties is not included in production costs.

(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2011	2010		2011	2010
Oil revenues	$1,673,857	$897,219	$776,638	$4,728,198	$3,097,216	$1,630,982

Revenues

Oil revenues for the nine months ended September 30, 2011 were $4,728,198 compared to revenues of $3,097,216 in the nine months ended September 30, 2010. Oil revenues for the three months ended September 30, 2011 were $1,673,857 compared to revenues of $897,219 in the three months ended September 30, 2010.   Revenue increases compared to prior periods are attributable to higher production resulting from the 2011 drilling program and the addition of producing assets that were acquired on December 31, 2010.  Revenues also increased due to an increase in commodity prices compared to the prior year periods.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2011	2010		2011	2010
Production expenses:
Direct operating costs	$787,994	$524,442	$263,552	$2,461,978	$1,442,098	$1,019,880
Depreciation, depletion and amortization	375,175	173,269	201,906	975,908	399,584	576,324
Total production expenses	1,163,169	697,711	465,458	3,437,886	1,841,682	1,596,204

General expenses:
Professional fees	255,706	106,276	149,430	745,638	251,780	493,858
Salaries	150,673	57,746	92,927	434,319	229,719	204,600
Administrative expense	75,600	103,267	(27,667)	536,614	495,332	41,282
Total general expenses	481,979	267,289	214,690	1,721,105	976,831	739,740
Total production and general expenses	1,645,148	965,000	680,148	5,158,991	2,818,513	2,335,944

Income (loss) from operations	28,709	(67,781)	96,490	(426,259)	278,703	(704,962)

Other income (expense)
Interest expense	(111,472)	(216,314)	104,842	(333,977)	(793,984)	460,007
Gain (loss) on derivatives	3,188,277	(702,148)	3,890,425	1,916,511	(891,556)	2,808,067
Other income (loss)	13,857	32,138	(18,281)	37,900	44,396	(6,496)
Total other income (expense)	3,090,662	(886,324)	3,976,986	1,620,434	(1,641,144)	3,356,756

Net income (loss)	$3,119,371	$(954,105)	$4,073,476	$1,194,175	$(1,362,441)	$2,556,616

 Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements.  These costs also include certain contract labor costs, and other non-capitalized expenses.  Direct operating costs for the nine months ended September 30, 2011 were $2,461,978 compared to $1,442,098 for the nine months ended September 30, 2010. Direct costs increased primarily as a result of deferred maintenance expenditures on vintage leases and expenses associated with the additional producing properties acquired on December 31, 2010. A majority of deferred maintenance expenditures were incurred in the first six months of 2011and we estimate that total deferred maintenance expenditures were approximately $500,000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2011 and September 30, 2010 was $975,908 and $399,584 respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2011 were $745,638 compared to $251,780 for the nine months ended September 30, 2010.  The increase in professional fees was primarily a result of legal fees incurred for the closing of new acquisitions and capital raising activities.  We incurred approximately $200,000 of non-recurring professional fees during the nine month period ended September 30, 2010.  Non-recurring items include legal fees related to multiple transactions that closed on December 31, 2010, additional contract engineering work performed during the period, non-recurring legal expenses associated with a billing dispute, and consulting fees related to an operations study completed during the period.

Salaries

Salaries for the nine months ended September 30, 2011 were $434,319 compared to $229,719 for the nine months ended September 30, 2010.

Administrative Expense

Administrative expense for the nine months ended September 30, 2011 were $536,614 compared to $495,332 in the nine months ended September 30, 2010.  We incurred approximately $65,000 of non-recurring administrative expenses during the nine months ended September 30, 2011.  Non-recurring items include transaction related financing fees and legal fees incurred for transaction related work.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $333,977 whereas interest expense for the nine months ended September 30, 2010 was $793,984.  Interest expense is lower due to reduced borrowing under the Credit Facility and the conversion of the subordinated debentures into common equity.

Gain (Loss) on Derivatives

There was a gain on the derivative contracts in 2011 due to an increase in oil prices in addition to a new hedge contract entered into for the period of July 2011 through December 2015 with increased volume. The hedge price in the new hedge contract is $83.70, and the new contract replaced a prior hedge contract with a hedge price of $57.50.

Net Income (Loss)

Net income for the nine months ended September 30, 2011 was $1,194,175 as compared to a loss of $1,362,441 in the nine months ended September 30, 2010.  Non-cash expenses such as depreciation and depletion as well as loan costs and accretions are significant factors contributing to the net loss in the prior periods. The gain on the derivative contracts is a significant factor contributing to the net income in the current period.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. On October 3, 2011, we entered into a new four-year $50,000,000 Credit Facility with Texas Capital Bank, N.A.  The Credit Facility provides a borrowing base of $7,200,000 of which $6,131,000 is funded.  We have approximately $1,070,000 of availability under the Credit Facility.

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

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2011	December 31, 2010	Increase / (Decrease)

Current Assets	$3,975,238	$6,434,836	$(2,459,598)

Current Liabilities	$1,342,046	$8,332,379	$(6,990,333)

Working Capital (deficit)	$2,474,887	$(1,897,543)	$4,372,430)

Senior Secured Credit Facility

On October 3, 2011, we entered into a new Senior Secured Reducing Revolving Line of Credit of up to $50,000,000 (the "Credit Facility") pursuant to an Amended and Restated Credit Agreement with Texas Capital Bank, N.A.  The Credit Facility was used to refinance amounts outstanding under the prior credit facility, and will be used for working capital and general corporate purposes.

Borrowings under the Credit Facility are subject to a borrowing base limitation based on our current proved oil reserves and will be subject to semi-annual redeterminations. The borrowing base effective as of October 3, 2011 was determined to be $7,200,000.

The Credit Facility is secured by a first priority lien and security interest in the assets of the Borrowers.  The Credit Facility has a term of four years, and all principal amounts, together with all accrued and unpaid interest, will be due and payable in full on October 3, 2015. The Credit Facility also provides for the issuance of letters-of-credit up to a $750,000 sub-limit under the borrowing base.

At the Company's option, loans under the Credit Facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement).  The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate.  The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Credit Agreement).  Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers.  The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Credit Agreement).  A commitment fee of 0.500% on the unused portion of the borrowing base will accrue, and be payable quarterly in arrears.

The Credit Facility includes usual and customary affirmative covenants for credit facilities of this type and size, as well as customary negative covenants, including, among others, limitations on liens, mergers, asset sales or dispositions, payments of dividends, incurrence of additional indebtedness, and investments. The Credit Facility requires that we, at the end of each fiscal quarter beginning with the quarter ending September 30, 2011, maintain a minimum current assets to current liabilities ratio of no less than 1.00 to 1.00, and maintain a ratio of senior funded debt to EBITDA no greater than 4.75:1.00 for the quarters ending September 30, 2011 and December 31, 2011, and no greater than 4.50:1.00 for the quarter ending March 31, 2012 and each fiscal quarter thereafter.

The Credit Facility establishes minimum volumes to be hedged of not less than 50% nor more than 85% of the proved developed producing reserves attributable to our interest in the borrowing base oil properties projected to be produced.

Satisfaction of our cash obligations for the next 12 months

A critical component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing and working interest participants.  We believe that our current amount of cash on hand and the Credit Facility will enable us to meet our obligations.

Summary of product research and development

We do not anticipate performing any significant product research and development under our plan of operation.

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

We have an Intercreditor Agreement in place between us, our counterparty BP Corporation North America, Inc. ("BP"), and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements.  Therefore, we generally are not required to post additional collateral, including cash.

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

10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on April 21, 2011).

10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on April 21, 2011).

10.35	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K, filed on October 5, 2011).

31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer
(Principal Financial Officer)

Date: November 21, 2011