Form 10-K
period 2011-12-31
EnerJex Resources, Inc.
filed 2012-04-16
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2011

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

☐ Yes          ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $50,688,666 based on a share value of $0.73.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 69,645,279 shares of common stock, $0.001 par value, outstanding on April 10, 2012.

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

NONE.

1

ENERJEX RESOURCES, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements regarding future events, our future financial performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts" or "should" or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors" section in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this document. The factors impacting these risks and uncertainties include, but are not limited to:

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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Rantoul Partners, and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a fiscal year-ended December 31, 2011. We have provided definitions for the oil industry terms used in this report in the "Glossary" beginning on page 16 of this report.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.enerjex.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 305, San Antonio, Texas 78209.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data are based on our good faith estimates.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to Enerjex Resources, Inc. in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. All of our current operations are conducted through EnerJex Kansas and Black Sable Energy, LLC, and our leasehold interests are held in our wholly-owned subsidiaries DD Energy, Inc., Black Sable Energy, LLC, Rantoul Partners, and Working Interest, LLC.

Significant Developments in 2011

The following briefly describes our most significant corporate developments occurring in 2011:

  On January 14, 2011, the Registrant entered into a letter agreement with J&J Operating, LLC ("J&J") and its two principals (collectively, the “Sellers”), whereby we purchased from them certain field operating equipment assets for $215,000. Sellers were affiliates of Working Interest Holdings, LLC, which held 18,750,000 shares of our issued and outstanding common stock, or approximately 28%.

  On January 28, 2011, we sold marketable securities for $1,400,000 in cash.

  On March 31, 2011, we completed two concurrent transactions in which we issued 5.68 million shares of common stock at $0.60 per share and repurchased 3.75 million shares of common stock at $0.40 per share pursuant to a Stock Redemption Agreement with Working Interest Holdings, LLC. These transactions resulted in 1.93 million net shares being issued for net proceeds to us of $1.9 million, resulting in an effective net issuance price of $0.99 per share.

  On August 11, 2011, we executed an option to purchase additional oil producing assets in our Mississippian Project located in Southeast Kansas. The leasehold consists of up to 2,000 acres located adjacent to our preexisting leases in this project, which also produce oil from the Mississippian formation. We exercised this option on November 9, 2011, at which time we acquired a 90% working interest in 720 acres and earned the option to acquire a 90% working interest in 1,280 additional adjacent acres upon fulfilling certain drilling milestones.

  On October 3, 2011, we entered into a new four-year $50,000,000 senior secured revolving line of credit with Texas Capital Bank, N.A. The new credit facility was used to replace and refinance our previous credit facility that expired on October 3, 2011.

  On December 14, 2011, we entered into a general partnership with Viking Energy Partners, LLC and FL Oil Holdings, LLC, to own, develop, and exploit oil properties in our Rantoul Project located in Eastern Kansas.

  On December 16, 2011, we, through our subsidiaries, Working Interest, LLC, DD Energy, Inc. and EnerJex Kansas, Inc., sold certain producing and non-producing oil leases located in Eastern Kansas to IDH Energy, LLC. We received sale proceeds of $3,825,000 upon closing and IDH Energy, LLC placed an additional $200,000 into escrow pending certain post-closing matters.

  We drilled and completed 3 new oil wells in our El Toro Project located in South Texas with a 100% success rate.

  We drilled and completed 9 new oil wells and 4 new water injection wells in our Mississippian Project located in Southeast Kansas with a 100% success rate.

  We drilled and completed 47 new oil wells and 28 new water injection wells in our Rantoul Project located in Eastern Kansas with a 100% success rate.

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Eastern Kansas and South Texas.

Our total net proved and probable oil reserves as of December 31, 2011 were 2.71 million and 1.31 million barrels of oil, respectively. Of the 2.71 million barrels of total proved reserves, approximately 24% are proved developed and approximately 76% are proved undeveloped. The proved developed reserves are 91% proved developed producing. Of the 1.31 million barrels of total probable reserves, 100% are undeveloped.

The total PV10 (present value) of our proved and probable oil reserves as of December 31, 2011 was $53.2 million and $19.2 million, respectively. "PV10" means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 34, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2011.

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. Approximately 40 million barrels of oil were produced in Kansas during 2010. Twenty companies accounted for approximately 34% of the state’s total production, with the remaining 66% produced by more than 2,000 active producers.

In addition to significant historical oil production levels in the region, we believe that a confluence of the following factors in Eastern Kansas and the surrounding region make it an attractive area for oil development activities:

•	Numerous Acquisition Opportunities in Fragmented Markets. The exploration and production business in Eastern Kansas is highly fragmented and consists of many small operators that operate producing oil properties on relatively small budgets. Consequently, numerous acquisition opportunities with drilling and expansion potential exist in the area.

•	Opportunity to Enhance Operational Efficiency of Mature Leases. Many potential acquisition targets include significant opportunities for enhanced operational efficiencies and increased ultimate recoveries of oil through the application of modern engineering technologies, professional approaches to reservoir engineering and operations management, and the potential application of a number of enhanced oil recovery technologies.

•	Opportunity to Reduce Operating Costs per Barrel Through Economies of Scale. A significant portion of expenses at the field level are fixed (primarily labor and equipment). These costs are scalable, and lease operating expenses per barrel may be significantly reduced by increasing production in current areas of operation by drilling low risk development wells, acquiring producing properties in close proximity to existing operations, and utilizing modern enhanced oil recovery technologies.

•	Large Oil Reserves in Place and Relatively Low Exploration Risk. A majority of the oil reserves in Eastern Kansas are present at relatively shallow horizons (most at a depth of less than 3,000 feet) and contain significant volumes of oil in place. These shallow reservoirs often have relatively low reservoir pressure and lack a strong natural drive mechanism. As a result, the ultimate recovery of oil in place can be significantly increased through the application of secondary recovery technologies.

Our Kansas Properties

The table below summarizes our current Eastern Kansas acreage by project name as of December 31, 2011.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Mississippian Project	2,980	2,682	0	0	2,980	2,682
Rantoul Project	1,432	1,112	240	240	1,672	1,352
Other	903	858	262	262	1,165	1,120
Total	5,315	4,652	502	502	5,817	5,154

(1)	Net acreage is based on our net working interest as of December 31, 2011.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we owned a 90% working interest in 2,980 acres as of December 31, 2011. All of the leases in this project are currently held-by-production (see "Glossary" on page 16 for definition of held-by-production). In addition, we have an agreement in place to acquire a 90% working interest in approximately 1,300 adjacent acres upon fulfilling certain drilling milestones related to our existing acreage in this project. As of December 31, 2011, our Mississippian Project was producing approximately 100 barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet. We drilled and completed 4 new oil wells and 9 new water injection wells in this project during 2011 with a 100% success rate. According to the Kansas Geological Survey, the Mississippian formation has cumulatively produced more than 1 billion barrels of oil in Kansas and represents approximately 40% of the state's 40 million barrels of annual production.

Rantoul Project

Our Rantoul Project is located in Miami and Franklin Counties in Eastern Kansas, where we owned an average working interest of 81% in 1,672 acres as of December 31, 2011. The majority of the leases in this project are currently held-by-production, and the remainder are expected to be developed in 2012 and become held-by-production at that time. As of December 31, 2011, our Rantoul Project was producing approximately 100 barrels of oil per day from the Squirrel formation at a depth of approximately 600 feet. We drilled and completed 47 new oil wells and 28 new water injection wells in this project during 2011 with a 100% success rate. The Rantoul Project is located in the prolific Paola Rantoul Field, which according to the Kansas Geological Survey has produced approximately 30 million barrels of oil and currently produces more than 600 barrels of oil per day.

On December 14, 2011, we entered into an agreement with Viking Energy Partners, LLC and FL Oil Holdings, LLC (together the “Investors”), effective October 1, 2011, where we formed a general partnership (“Rantoul Partners”) for the purpose of owning and developing certain assets in the Rantoul Project. As part of this agreement, (i) EnerJex contributed certain assets to Rantoul Partners in exchange for an 88.25% ownership interest in Rantoul Partners, and (ii) the Investors contributed $2.35 million to Rantoul Partners in exchange for an 11.75% ownership interest in Rantoul Partners. The Investors are scheduled to contribute an additional $2.65 million to Rantoul Partners during 2012, of which $1.00 million was contributed on April 2, 2012, $1.00 million is committed to be contributed on May 1, 2012, and $650,000 may be contributed at the option of the Investors on December 1, 2012. In exchange for these additional contributions, the Investors are scheduled to receive additional ownership interests in Rantoul Partners of 5.00%, 5.00%, and 3.25%, respectively, which would reduce our ownership interest by the corresponding amounts.

The partnership agreement requires that 100% of the contributions made by the Investors be utilized to develop the assets of Rantoul Partners. If the Company elects to develop leases that are outside of the assets owned by Rantoul Partners but within the "Area of Mutual Interest" defined in the partnership agreement, then the Company shall grant Viking Energy Partners, LLC the right to participate in such leases as a 25% working interest owner.

Other

We own an average working interest of 96% in 1,165 acres located in Allen, Anderson, Franklin, and Linn Counties in Eastern Kansas. As of December 31, 2011, these properties were producing approximately 20 barrels of oil per day from multiple formations.

The Opportunity in South Texas

Technological advances in the oil industry have made great strides over the last decade, especially in the area of completion technologies, mainly through horizontal drilling and artificial fracture stimulation. Multiple sizeable oil deposits were discovered in South Texas during previous decades, but operators lacked the technology to economically produce oil from these reservoirs at the time of discovery. The availability of modern completion technologies, coupled with the current attractive oil price environment, provides an opportunity for operators to economically produce oil from reservoirs that were discovered in the past but were not fully developed due to technology and economic constraints.

Our Texas Properties

The table below summarizes our current South Texas acreage by project name as of December 31, 2011.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
El Toro Project	1,106	347	4,487	2,012	5,593	2,359
Lonesome Dove Project	0	0	1,881	1,881	1,881	1,881
Total	1,106	347	6,368	3,893	7,474	4,240

(1)	Net acreage is based on our net working interest as of December 31, 2011.

El Toro Project

Our El Toro Project is located in Atascosa and Frio Counties in South Texas. As of December 31, 2011, we owned an average working interest of 46% in 5,593 acres, of which the majority is not currently held-by-production. As of December 31, 2011, this project was producing approximately 150 barrels of oil per day from the Olmos formation at a depth of approximately 4,500 feet. We drilled and completed 3 new oil wells in the El Toro project during 2011 with a 100% success rate.

Multiple oil fields surround this project, which combined have produced more than 100 million barrels of oil since the 1950's from the Olmos formation. We believe the El Toro Project acreage was neglected due to its relatively tight (low permeability) reservoir characteristics. Recent advances in stimulation technology have enabled us to drill and complete new oil wells in the El Toro project with a high degree of success. As evidence of this success, it appears that the first two wells we drilled in this project produced approximately 100% more oil during the first 12 months of production than the best well in a directly adjacent field. This directly adjacent field was developed in the 1950’s and has produced approximately 10 million barrels of oil.

We have completed 12 wells in the El Toro Project since 2009 spanning 8 miles across our acreage position. While petrophysical data obtained from these wells has been consistent across the project acreage, production results have been inconsistent. At least 8 of the 12 wells appear to be economic producers, and we intend to conduct more testing on additional wells that are temporarily shut-in. The 3 most recent wells completed in this project have been successful, although the costs and time lag associated with drilling and completing them significantly exceeded our expectations. This is a direct result of the high demand and limited supply of services and equipment in the El Toro Project area due to the rapidly developing Eagle Ford Shale play. As a result of increasing costs in this project area, we have decided to focus our resources on our Eastern Kansas properties in the near term.

Lonesome Dove Project

Our Lonesome Dove Project is located in Lee County in South Texas. As of December 31, 2011, we owned a 100% working interest in 1,881 acres targeting the Taylor Sand formation at a depth of approximately 4,000 feet. We do not have any producing wells in this project, and none of the acreage is held-by-production. Our working interest in the Lonesome Dove Project is reduced to 10% at depths below the Taylor Sand, although we have an agreement with the majority owner of the deep rights wherein we may receive a 15% carried working interest in the first deep well drilled on this acreage at no cost to us. Deeper prospective horizons underlying this acreage include the Eagle Ford Shale and the Austin Chalk formation.

Our Business Strategy

Our principal strategy focuses on the acquisition and development of shallow oil properties that have low production decline rates and offer abundant drilling opportunities with low risk profiles. We are currently focusing our oil operations in Eastern Kansas and South Texas, with a near term focus on Eastern Kansas due to what we believe are temporary constraints of services and equipment in South Texas as a result of the rapidly developing Eagle Ford Shale play.  The principal elements of our business strategy are:

•	Develop Our Existing Properties. Creating production, cash flow, and reserve growth by developing our extensive inventory of hundreds of drilling locations that we have identified in our existing properties.

•	Maximize Operational Control. We seek to operate and maintain a substantial working interest in the majority of our properties. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oilfield technologies.

•	Pursue Selective Acquisitions and Joint Ventures. We believe our local presence in Eastern Kansas and South Texas makes us well-positioned to pursue selected acquisitions and joint venture arrangements.

•	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

We continually evaluate new oil opportunities in Eastern Kansas and South Texas and plan to enter into joint venture arrangements with partners who would contribute capital and or operational expertise to develop leases we currently own or would acquire as part of a joint venture arrangement. This economic strategy is anticipated to allow us to expand our existing operations at attractive terms.

Our future financial results will continue to depend on:

•	our ability to source and evaluate potential projects;

•	our ability to discover commercial quantities of oil;

•	the market price for oil;

•	our ability to implement our exploration and development program, which is in part dependent on the availability of capital resources; and

•	our ability to cost effectively manage our operations.

We cannot guarantee that we will succeed in any of these respects. Further, we cannot know if the price of crude oil prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our capital resources. A detailed description of these and other risks that could materially impact our actual results is in "Risk Factors" under ITEM 1A.

The board of directors has implemented a crude oil hedging strategy that will allow management to hedge up to 80% of our net production.

Drilling Activity

The following table sets forth the results of our drilling activities, including both oil production and water injection wells that were drilled and completed during the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and fiscal year ended March 31, 2010. These results exclude drilling operations that occurred at the projects owned by Black Sable Energy, LLC and Working Interest, LLC prior to the consummation of the transactions we closed on December 31, 2010.

Drilling Activity
	Gross Wells			Net Wells(1)
Fiscal Year	Total	Successful	Dry	Total	Successful	Dry

2010 - Exploratory	-0-	-0-	-0-	-0-	-0-	-0-
2010 (Transition Period) - Exploratory	-0-	-0-	-0-	-0-	-0-	-0-
2011 - Exploratory	6	0	6	3.4	0	3.4

2010 - Development	2	2	-0-	2	2	-0-
2010 (Transition Period) - Development	-0-	-0-	-0-	-0-	-0-	-0-
2011 - Development(2)	97	97	0	79.3	79.3	0

(1)	Net wells are based on our net working interest at the end of each respective year.
(2)	Excludes 28 gross (24.8 net) wells that were drilled in the Rantoul Project during 2011 and completed in 2012.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010 and fiscal year ended March 31, 2010, the average sales prices, average production costs and direct lifting costs per unit of production.

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2011
Net Production
Oil (Bbl)	71,729	40,345
Average Sales Prices
Per Bbl of oil	$87.63	$72.6
Average Production Cost (1)
Per Bbl of oil	$63.7	$47.4
Average Lifting Costs (2)
Per Bbl of oil	$47.96	$38.12

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Oil Producing Activities

The following table shows the results of operations from our oil producing activities from the fiscal year ended December 31, 2011, and the nine-month transaction period ended December 31, 2010 and fiscal year ended March 31, 2009. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Production revenues	$6,285,411	$2,929,103
Production costs	(3,440,228)	(1,548,128)
Depreciation, depletion and amortization	(1,128,712)	(359,855)
Results of operations for producing activities	$1,716,471	$1,021,120

Active Wells

The following table sets forth the number of wells that were actively producing oil or injecting water in which we owned an interest as of December 31, 2011.

	Active
Project	Gross Oil	Net Oil(1)
Mississippian Project	104	93.6
Rantoul Project	310	264.2
El Toro Project	7	2.8
Other	97	79.4
Total	511	437.2

(1)	Net wells are based on our net working interest as of December 31, 2011.

Reserves

Proved Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2011 was $53.2 million, versus $31.2 million as of December 31, 2010. Of the 2.71 million net barrels of total proved reserves at December 31, 2011, approximately 24% are proved developed and approximately 76% are proved undeveloped. See "Glossary" on page 16 for our definition of PV10.

 Based on an average oil price of $89.3 per barrel, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 2.71 million barrels, before tax, is calculated as set forth in the following table:

Summary of Proved Oil Reserves

as of December 31, 2011

Proved Reserves Category	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Proved, Developed Producing	913,530	585,370	$15,584,300
Proved, Developed Non-producing	108,010	57,730	1,148,330
Proved, Undeveloped	2,942,670	2,071,050	36,516,400
Total Proved	3,964,210	2,714,150	$53,249,030

Probable Reserves

Our estimated total probable PV10 (present value) before tax of reserves as of December 31, 2011 was $19.2 million, versus $2.5 million as of December 31, 2010. Of the 1.3 million net barrels of total probable reserves at December 31, 2011, 100% are undeveloped. See "Glossary" on page 16 for our definition of PV10.

 Based on an average oil price of $90.01 per barrel, and applying an annual discount rate of 10% of the future net cash flow, the estimated PV10 of the 1.3 million barrels, before tax, is calculated as set forth in the following table:

Summary of Probable Oil Reserves

as of December 31, 2011

Probable Reserves Category	Gross STB(1)	Net STB(2)	PV10(3) (before tax)
Probable, Undeveloped	2,021,390	1,311,520	19,196,170
Total Probable	2,021,390	1,311,520	$19,169,170

(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	See "Glossary" on page 16 for our definition of PV10 and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 34, for a reconciliation to the comparable GAAP financial measure.

Oil Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil reserves with, or include such information in reports to, any federal authority or agency, other than the SEC, during the fiscal year ended December 31, 2011.

Title to Properties

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

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by liens substantially on all of our assets. These burdens have not materially interfered with the use of our properties in the operation of our business to date, though there can be no assurance that such burdens will not materially impact our operations in the future.

Sale of Oil

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2011 we sold oil to Coffeyville Resources, Pacer Energy Marketing, LLC, Shell Trading Company and Sunoco, Inc. on a month-to-month basis (i.e., without a long-term contract). We also have an ISDA master agreement and a fixed price swap with BP through December 31, 2015 and a fixed price swap with Pacer through December 31, 2012. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries. In addition, our board of directors has implemented a crude oil hedging strategy that will allow management to hedge up to 80% of our net production in an effort to mitigate a majority of our exposure to changing oil prices in the intermediate term.

Secondary Recovery and Other Production Enhancement Strategies

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation, often assisted by pumps of various types. The only natural force present to move the crude oil to the wellbore is the pressure differential between the higher pressure in the formation and the lower pressure in the wellbore. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, permeability, viscosity and water saturation. This stage of production is referred to as "primary production," which typically only recovers 5% to 15% of the crude oil originally in place in a producing formation.

Production from oil fields can often be enhanced through the implementation of "secondary recovery", also known as waterflooding, which is a method in which water is injected into the reservoir through injector wells in order to maintain or increase reservoir pressure and push oil to the adjacent producing wellbores. We utilize waterflooding as a secondary recovery technique for the majority of our oil properties in Eastern Kansas, even in the early stages of production.

As a waterflood matures over time, the fluid produced contains increasing amounts of water and decreasing amounts of oil. Surface equipment is used to separate the produced oil from water, with the oil going to holding tanks for sale and the water being re-injected into the oil reservoir.

In addition, we may utilize 3D seismic analysis, horizontal drilling, and other technologies and production techniques to improve drilling results and oil recovery, and to ultimately enhance our production and returns. We also believe use of such technologies and production techniques in exploring for, developing, and exploiting oil properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil from our properties.

Markets and Marketing

The oil industry has experienced dramatic price volatility in recent years. As a commodity, global oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen and fallen in response to political unrest and supply uncertainty in the Middle East, and changing demand for energy in rapidly growing economies, notably India and China. North American prospects have become more attractive as oil prices have risen and as efforts to stimulate the US economy and reduce dependence on foreign oil have increased. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors impacting the availability of global supply. The costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as drilling and well-servicing rig rates, are impacted by the commodity price volatility.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil pipelines, and general fluctuations of global and domestic supply and demand. We have currently entered into two month-to-month sales contracts with Coffeeville Resources and Sunoco, and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

Oil sales prices are negotiated based on factors such as the spot price or posted price for oil, price regulations, regional price variations, hydrocarbon quality, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside our control. Oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand.

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

Research and Development Activities

We have not spent a material amount of time or money in the last two fiscal years on research and development activities.

Governmental Regulations

Our oil exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies that impose requirements relating to the exploration and production of oil. For example, laws and regulations often address conservation matters, including provisions for the unitization or pooling of oil properties, the spacing, plugging and abandonment of wells, rates of production, water discharge, prevention of waste, and other matters. Prior to drilling, we are often required to obtain permits for drilling operations, drilling bonds and file reports concerning operations. Failure to comply with any such rules and regulations can result in substantial penalties. Moreover, laws and regulations may place burdens from previous operations on current lease owners that can be significant.

The public attention on the production of oil will most likely increase the regulatory burden on our industry and increase the cost of doing business, which may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

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

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended ("CERCLA"), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as "SPCC plans," in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

The Endangered Species Act, as amended ("ESA"), seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Personnel

We currently have 15 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 4040 Broadway, Suite 305, San Antonio, Texas 78209, under a lease which expires in August 2016.   We also have an office located at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210, the lease for which expires in September 30, 2013.

GLOSSARY

Term	Definition

Barrel (Bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to "bbl".

Basin	A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.

Carried Working Interest	The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion/Completing	A well made ready to produce oil.

Development	The phase in which a proven oil field is brought into production by drilling development wells.

Development Drilling	Wells drilled during the Development phase.

Division order	A directive signed by the royalty owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner. The Division Order generally includes the decimal interest, a legal description of the property, the operator's name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil may be produced.

Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration	The phase of operations which covers the search for oil generally in unproven or semi-proven territory.

Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.

Farm out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Fixed price swap	A derivative instrument that exchanges or "swaps" the "floating" or daily price of a specified volume of oil over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gathering line/system	Pipelines and other facilities that transport oil from wells and bring it by separate and individual lines to a central delivery point for delivery into a transmission line or mainline.

Gross acre	The number of acres in which the Company owns any working interest.

Gross Producing Well	A well in which a working interest is owned and is producing oil. The number of gross producing wells is the total number of wells producing oil in which a working interest is owned.

Gross well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil property under lease, in which the lease continues to be in force, because of production from the property.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-fill wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.

Oil Lease	A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil. An oil lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs

The expenses of producing oil from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil.

Net acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.

Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.

Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other nonoperating interests have been taken out of production for a well(s).

Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners' behalf.

Overriding Royalty	Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Pooled Unit	A term frequently used interchangeably with "Unitization" but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Probable Reserves	Probable reserves are additional reserves that are less certain to be recovered than Proved Reserves but which, together with Proved reserves, are as likely as not to be recovered.

Proved Developed Reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Proved Developed Non-Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells.

Proved Reserves	Proved reserves are estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved Undeveloped Reserves	Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

PV10	PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" on page 34 for a reconciliation to the comparable GAAP financial measure.

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reservoir	The underground rock formation where oil has accumulated. It consists of a porous rock to hold the oil, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut-in pressure at the wellhead plus the weight of the column of oil in the well.

Secondary Recovery	The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are natural gas injection and waterflooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Shut-in well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.

Stock Tank Barrel or STB	A stock tank barrel of oil is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil reservoir pool their individual interests in return for an interest in the overall unit.

Waterflood	The injection of water into an oil reservoir to "push" additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a waterflood.
Water Supply Wells	A well in which fluids are being produced for use in a Water Injection Well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil.

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

Declining economic conditions and worsening geopolitical conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 3 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent years, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.

In addition, actual and attempted terrorist attacks in the United States, Middle East, Southeast Asia and Europe, and war or armed hostilities in the Middle East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate the volatility and disruption to the financial markets and economy. The situation in Iraq and Afghanistan, tension over Iran's nuclear program, and more recently the events in Libya, Tunisia and Egypt that resulted in changes to long-standing regimes and other regimes in the Middle East and North Africa have lead to further instability in the worldwide economy.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing and maintaining a business in the oil industry. There is nothing conclusive at this time on which to base an assumption that our business operations will prove to be successful or that we will be able to operate profitably. Our future operating results will depend on many factors, including:

•	the future prices of oil;
•	our ability to raise adequate capital;
•	success of our development and exploration efforts;
•	our ability to manage our operations cost effectively
•	effects of our hedging strategies;
•	demand for oil;
•	the level of our competition;
•	our ability to attract and maintain key management, employees and operators;
•	transportation and processing fees on our facilities;
•	fuel conservation measures;
•	alternate fuel requirements or advancements;
•	government regulation and taxation;
•	technical advances in fuel economy and energy generation devices; and
•	our ability to efficiently explore, develop and produce sufficient quantities of marketable oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

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

If low oil prices, operating difficulties, constrained capital sources or other factors, many of which are beyond our control, cause our revenues or cash flows from operations to decrease, we may be limited in our ability to spend the capital necessary to complete our development, production exploitation and exploration programs. If our resources or cash flows do not satisfy our operational needs, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our acquisition, drilling, development, and exploration activities or be forced to sell some of our assets on an untimely or unfavorable basis.  Our current plans to address a drop in crude oil prices are to maintain hedges covering a portion of our expected future oil production and to reduce both capital and operating expenditures to a level equal to or below cash flow from operations.  However, our plans may not be successful in improving our results of operations and liquidity.

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

It is impossible to predict oil price movements with certainty. A drop in oil prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of oil that we can produce economically. A substantial or extended decline in oil prices may materially and adversely affect our future business enough to force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline.

Approximately 78% of our total proved reserves as of December 31, 2011 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2011 was $53.2 million, versus $31.2 million as of December 31, 2010.   Of the 2.71 million net barrels of oil at December 31, 2011, approximately 22% are proved developed producing, approximately 2% are proved developed non-producing, and approximately 76% are proved undeveloped. See "Glossary" on page 16 for our definition of PV10.

Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced in the time periods we have planned, at the costs we have budgeted, or at all.

Because we face uncertainties in estimating proved recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2011 were prepared by Miller and Lents, Ltd., an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Miller and Lents, Ltd. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

The prices that we receive for our oil production in Eastern Kansas are typically based on a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. In South Texas, the prices that we receive for our oil production are currently based on a premium to NYMEX. The difference between the benchmark price and the price we receive is called a differential.  We cannot accurately predict oil differentials. In recent years for example, production increases from competing Canadian and Rocky Mountain producers, in conjunction with limited refining and pipeline capacity from the Rocky Mountain area, have gradually widened this differential. Recent economic conditions, including volatility in the price of oil, have resulted in both increases and decreases in the differential between the benchmark price for oil and the wellhead price we receive.  These fluctuations could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil production in comparison to what we would receive if not for the differential.

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

Developing and exploring for oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of an oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through December 31, 2011 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

In order to exploit successfully our current oil leases and others that we acquire in the future, we will need to generate significant amounts of capital.

The oil exploration, development and production business is a capital-intensive undertaking. In order for us to be successful in acquiring, investigating, developing, and producing oil from our current mineral leases and other leases that we may acquire in the future, we will need to generate an amount of capital in excess of that generated from our results of operations. In order to generate that additional capital, we may need to obtain an expanded debt facility and issue additional shares of our equity securities. There can be no assurance that we will be successful in ether obtaining that expanded debt facility or issuing additional shares of our equity securities, and our inability to generate the needed additional capital may have a material adverse effect on our prospects and financial results of operations. If we are able to issue additional equity securities in order to generate such additional capital, then those issuances may occur at prices that represent discounts to our trading price, and will dilute the percentage ownership interest of those persons holding our shares prior to such issuances. Unless we are able to generate additional enterprise value with the proceeds of the sale of our equity securities, those issuances may adversely affect the value of our shares that are outstanding prior to those issuances.

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

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the early stage of implementation or are scheduled for implementation subject to availability of capital. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

•	higher than projected operating costs;
•	lower-than-expected production;
•	longer response times;
•	higher costs associated with obtaining capital;
•	unusual or unexpected geological formations;
•	fluctuations in oil prices;
•	regulatory changes;
•	shortages of equipment; and
•	lack of technical expertise.

If any of these risks occur, it could adversely affect our financial condition or results of operations.

Any acquisitions we complete are subject to considerable risk.

Even when we make acquisitions that we believe are good for our business, any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues and costs, including synergies;
•	an inability to integrate successfully the businesses we acquire;
•	a decrease in our liquidity by using our available cash or borrowing capacity to finance acquisitions;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•	the diversion of management's attention from other business concerns;
•	an inability to hire, train or retain qualified personnel to manage the acquired properties or assets;
•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•	unforeseen difficulties encountered in operating in new geographic or geological areas; and
•	customer or key employee losses at the acquired businesses.

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

We currently sell oil to one purchaser in Eastern Kansas: Coffeyville Resources. There are approximately five potential purchasers of oil in Easter Kansas, and it is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

We currently sell oil to Sunoco in South Texas. The number of purchasers in South Texas are numerous, but increased production volumes from extensive shale drilling activity in the area may result in bottlenecks with various purchasers.

We are not the operator of some of our properties and we have limited control over the activities on those properties.

We are not the operator of our Mississippian Project, and our dependence on the operator of this project limits our ability to influence or control the operation or future development of this project. Such limitations could materially adversely affect the realization of our targeted returns on capital related to exploration, drilling or production activities and lead to unexpected future costs.

We may suffer losses or incur liability for events for which we or the operator of a property have chosen not to obtain insurance.

Our operations are subject to hazards and risks inherent in producing and transporting oil, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our and others' properties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. In addition, pollution and environmental risks generally are not fully insurable. As a result of market conditions, existing insurance policies may not be renewed and other desirable insurance may not be available on commercially reasonable terms, if at all. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our hedging activities could result in financial losses or could reduce our available funds or income and therefore adversely affect our financial position.

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, we have entered into derivative arrangements through December 31, 2015 for volumes up to 190 barrels of oil per day that could result in both realized and unrealized hedging losses. As of December 31, 2011, we had incurred realized and unrealized losses of approximately $410,000. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil prices we realize in our operations.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, while we believe our existing derivative activities are with creditworthy counterparties (Pacer Energy Marketing, LLC [Shell is the ultimate counterparty of this arrangement] and BP), continued deterioration in the credit markets may cause a counterparty not to perform its obligation under the applicable derivative instrument or impact their willingness to enter into future transactions with us.

Our business depends in part on processing facilities owned by others. Any limitation in the availability of those facilities could interfere with our ability to market our oil production and could harm our business.

The marketability of our oil production will depend in part on the availability, proximity and capacity of pipelines and oil processing facilities. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we will be provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in pipeline capacity or the capacity of processing facilities could significantly reduce our ability to market our oil production and could materially harm our business.

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

A significant portion of our operations are located in or near established fields in Eastern Kansas and South Texas. As a result, many of our leases are in, or directly offset, areas that have produced large quantities of oil to date.  As such, our reserves may be negatively impacted by offsetting wells or previously drilled wells, which could significantly harm our business.

Our lease ownership may be diluted due to financing strategies we may employ in the future.

To accelerate our development efforts we plan to take on working interest partners who will contribute to the costs of drilling and completion operations and then share in any cash flow derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and could significantly reduce our operating revenues.

We may face lease expirations on leases that are not currently held-by-production.

We have numerous leases that are not currently held-by-production, some of which have near term lease expirations and are likely to expire. Although we believe that we can maintain our most desirable leases by conducting drilling operations or by negotiating lease extensions, we can make no guarantee that we can maintain these leases.

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

In December 2008, the Securities and Exchange Commission ("SEC") issued new regulations for oil reserve reporting which go into effect effective for fiscal years ending on or after December 31, 2009.  One of the key elements of the new regulations relate to the commodity prices which are used to calculate reserves and their present value.  The new regulations provide for disclosure of oil reserves evaluated using annual average prices based on the prices in effect on the first day of each month rather than the current regulations which utilize commodity prices on the last day of the year.

There was no impairment for the fiscal year ended December 31, 2011 or the nine-month transition period ended December 31, 2010.

Risks Associated with our Debt Financing

Significant and prolonged declines in commodity prices may negatively impact our borrowing base and our ability to borrow overall.

Our borrowing base, which is based on our oil reserves and is subject to review and adjustment on a semi-annual basis and other interim adjustments, has been and may be further reduced when it is reviewed.  A reduction in our base results in a "loan excess" which is required to be eliminated through payment of a portion of the loan and/or cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the "loan excess".  A reduction in our borrowing base or the ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil prices, may require us to further reduce our capital expenditures and our operating activities.

 Until we repay the full amount of our outstanding Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On December 31, 2011, approximately $3,816,000 of bank loans were outstanding. Under a default situation with respect to the secured debt, the lenders may enforce their rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and, therefore, adversely affect our business.

On October 3, 2011, we entered into an Amended and Restated Credit Facility providing for aggregate borrowings of up to $50,000,000.   As of December 31, 2011, we had total indebtedness of $3,816,000 under the Credit Facility, as well as other notes payable totaling approximately $17,000.  We had no outstanding letters of credit under the new facility on December 31, 2011. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility also contain various affirmative covenants with which we are required to comply.  We were in compliance with these covenants as of December 31, 2011. We may be unable to comply with some or all of these covenants in the future as well. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders.   If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We do not expect to pay dividends to holders of our common stock because of the terms of our debt facility, the terms of our Series A preferred stock, and our need to reinvest cash flow from operations in our business.

It is unlikely that we will pay any dividends to the holders of our common stock in the foreseeable future. The terms of our debt facility require that the lender approve any such distributions, and the lender is unlikely to provide that consent so long as we have significant unpaid indebtedness outstanding. In addition, in the transactions that closed as of December 31, 2010, we issued to Montecito Venture Partners, LLC, 4,779,460 shares of Series A preferred stock. The terms of that Series A preferred stock require that we pay to the holders of those shares cumulative distributions of $4,779,460 before making any distributions to the holders of our common stock, unless we concurrently pay to holders of Series A preferred stock a dividend in like amount, on an as-converted to common stock basis. Those distributions to the holders of our Series A preferred stock are to be made from our available adjusted cash from operations, which is our net cash flow from operations less principal being repaid to our lender. We presently are unsure how many calendar quarters of operations we will need in order to complete the preferential payments due to the holders of our Series A preferred stock. Even after we complete those distributions, we are likely to elect to retain and reinvest any available cash flow from operations, rather than funding dividend distributions to holders of our common stock.

There are a Limited Number of Stockholders who have Significant Control over our Common Stock, Allowing them to have Significant Influence over the Outcome of all Matters Submitted to Stockholders for Approval, which may Conflict with our Interests and the Interests of other Stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 52,495,477 or 75.42%, of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2011, immediately after giving effect to certain transactions that closed on that day, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

The principal occupation of two of our directors, R. Atticus Lowe and Lance Helfert, serve on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management is the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Asset Management's principals also manage Montecito Venture Partners, LLC.

In addition, we engage from time to time in transactions with certain of these significant stockholders.

On December 31, 2010, we entered into a Securities Purchase and Asset Acquisition Agreement with West Coast Opportunity Fund, Montecito Venture Partners, and certain other parties under which we acquired certain assets in exchange for an aggregate 61,618,991 shares of common stock, 4,779,460 shares of Series A preferred stock, and $1,500,000 cash, as further indicated in Note 2 of this Annual Report on Form 10-K.   Under the Securities Purchase and Asset Acquisition Agreement, Montecito Venture Partners acquired 15,595,540 shares of common stock and 4,779,460 shares of Series A Preferred Stock, and West Coast Opportunity Fund acquired 10,550,415 shares of common stock.

On December 31, 2010, we also entered into a Securities Purchase Agreement with Montecito Venture Partners pursuant to which we sold to Montecito Venture Partners 5,025,000 shares of common stock for $2,010,000 in cash, upon the same terms and conditions as the remaining parties, as further indicated in Note 2 of this Annual Report on Form 10-K.

Our Large Stockholders may have Interests that Differ from other Stockholders.

As stated above, West Coast Opportunity Fund and Montecito Venture Partners, affiliates of our directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2011, 53.46% of our outstanding common stock and 100% of our outstanding Series A preferred stock.

The interests of West Coast Opportunity Fund and Montecito Venture Partners, and their affiliates, may differ from those of our other stockholders.  West Coast Opportunity Fund and Montecito Venture Partners, and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers' or customers' businesses.

These stockholders' significant ownership of our voting stock will enable it to influence or effectively control us.

The Holders of our Outstanding Shares of Series A Preferred Stock have dividend, conversion and other rights not shared with common stock holders.

As of April 9, 2012, we had 69,645,279 shares of our common stock issued and outstanding, as well as 4,779,460 shares of our Series A preferred stock issued and outstanding.

So long as any shares of Series A preferred stock are outstanding, we are required to declare dividends each calendar quarter in an aggregate amount equal to one-third of our adjusted net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to our institutional lenders and other secured creditors. This right restricts our ability to use a portion of our net cash flow for other purposes such as developing our assets, strategic acquisitions, and dividends, and has other important consequences to us, including the potential to adversely affect:

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

Furthermore, in the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common stockholders equal to the liquidation amount of the preferred stock before any distributions would be made to our common stockholders.  The current total liquidation amount of our Series A preferred stock is $4,723,197, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common stockholders.

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

Our articles of incorporation authorizes the board of directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.   The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, or debt instruments that may be convertible into common or preferred stock, may have the effect of diluting one's investment.

Our common stock is traded on an illiquid market, making it difficult for investors to sell their shares.

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ENRJ," but trading has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

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

Our articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. The election by our board of directors to issue Series A preferred stock, and any future election to issue more preferred stock, could make it more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. In addition, Nevada's "Combination with Interested Stockholders' Statute" and its "Control Share Acquisition Statute" may have the effect in the future of delaying or making it more difficult to effect a change in control of us.

These statutory anti-takeover measures may have certain negative consequences, including an effect on the ability of our stockholders or other individuals to (i) change the composition of the incumbent board of directors; (ii) benefit from certain transactions which are opposed by the incumbent board of directors; and (iii) make a tender offer or attempt to gain control of us, even if such attempt were beneficial to us and our stockholders. Since such measures may also discourage the accumulations of large blocks of our common stock by purchasers whose objective is to seek control of us or have such common stock repurchased by us or other persons at a premium, these measures could also depress the market price of our common stock. Accordingly, our stockholders may be deprived of certain opportunities to realize the "control premium" associated with take-over attempts.

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

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Our common stock is currently deemed to be a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, which may make it more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock consistently trades above $5.00 per share, if ever, trading in the common stock may be subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with the our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000.  There can be no assurance of the outcome in the litigation, including whether and in what amount we may recover damages.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock currently trades on the OTC:BB under the symbol "ENRJ." Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low sales prices of our common stock for the nine-month period ended December 31, 2010 and through the end of business on December 31, 2011. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions. The market price of our common stock has been volatile. For an additional discussion, see "Item 1A: Risk Factors" of this Annual Report on Form 10-K.

	High	Low
Transition Period Ended December 31, 2010
Three-month period ended July 2, 2010	$0.99	$0.14
Three-month period ended October 1, 2010	$0.58	$0.06
Three-month period ended December 31, 2010	$0.58	$0.06
Fiscal Year Ended December 31, 2011
Quarter ended March 31, 2011	$1.30	$0.30
Quarter ended June 30, 2011	$1.28	$0.63
Quarter ended September 30, 2011	$0.85	$0.20
Quarter ended December 31, 2011	$0.90	$0.22

As of April 9, 2012, there were 1,204 holders of record of our common stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We are required by the terms of our Series A preferred stock to declare dividends each calendar quarter in an aggregate amount equal to one-third of our adjusted net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to institutional lenders and other secured creditors. This right is senior to the rights of common stockholders to receive dividend payments. We currently intend to retain any future earnings in excess of debt repayments and Series A preferred stock dividends to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, we are contractually prohibited by the terms of our outstanding debt from paying cash dividends on our common stock. Payment of future dividends on common stock, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders and holders of Series A preferred stock, if applicable at such time, and other factors our board of directors deems relevant.

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

Stock Incentive Plan

The board of directors approved the EnerJex Resources, Inc. Stock Option Plan on August 1, 2002 (the "2002-2003 Stock Option Plan"). Originally, the total number of options that could be granted under the 2002-2003 Stock Option Plan was not to exceed 400,000 shares. In September 2007 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to increase the number of shares issuable to 1,000,000.  On October 14, 2008 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 1,000,000 to 1,250,000, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan.

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

Recent Sales of Unregistered Securities

The board of directors authorized the issuance of 40,000 shares of common stock to an employee of the company as a bonus for services.

Issuer Purchases of Equity Securities

On March 31, 2011, we entered into a Stock Redemption Agreement with Working Interest Group, LLC ("WIH") whereby we repurchased 3,750,000 shares of common stock at a price of $0.40 per share.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business" and "Item 8: Financial Statements and Supplementary Data". This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as "will", "believe," "are projected to be" and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investments opportunities; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our principal strategy is to develop, acquire, explore and produce domestic onshore oil properties. Our business activities are currently focused in Eastern Kansas and South Texas.

Results of Operations

The following table presents selected information regarding our operating results from continuing operations.

Income:

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended 12/31/2010	Increase/ (Decrease) 2010-2011
Oil revenues(1)	$6,285,411	$2,929,103	$3,356,308
Average price per barrel	$87.63	$72.60	$15.03
Expenses:
Direct operating costs(2)	$3,440,228	$1,548,128	$1,892,100
Depreciation, depletion and amortization (3)	1,128,712	359,855	768,857
Total production expenses	4,553,209	1,907,983	2,660,957
Professional fees(4)	1,453,386	748,497	704,889
Salaries(5)	502,924	242,490	260,434
Depreciation on other fixed assets	15,731	21,892	-6,161
Administrative expenses(6)	945,013	341,401	603,612
Total expenses	$7,485,994	$3,262,263	$4,223,731

(1) 2011 revenues increased to $6.3 million from $2.9 million during the nine-month transition period ended December 31, 2010. Revenues increased due to increased production sales volume and a higher realized sales price for oil during 2011.

(2) 2011 lease operating expenses increased to $3.4 million from $1.5 million during the nine-month transition period ended December 31, 2010. Lease operating expensed increased compared to prior periods as a result of the additional properties acquired through the transactions that were completed on December 31, 2010. Lease operating expenses also increased as a result of deferred maintenance work performed during the period. We incurred approximately $330,000 of non-recurring deferred maintenance expenses during 2011. We sold non-core assets on December 1, 2011, and we incurred wind-down lease operating expenses associated with those assets totaling approximately $86,000 during December 2011. The sale of non-core assets significantly changed our cost structure in Kansas, and per-barrel lease operating expenses are expected to decrease significantly in 2012 as a result.

(3) 2011 depletion expense was $1.1 million compared to $0.3 million for the nine-month transition period ended December 31, 2010. Depletion expense increases are primarily a result of increased production

(4) 2011 professional fees increased to $1.5 million from $0.7 million during the nine-month transition period ended December 31, 2010. Professional fees increased as a result of increased transaction activity during 2011, including two common equity transactions, the new credit facility with TCB, the sale of non-core assets, the closing of Rantoul Partners, and expenses related to various unconsummated transactions. 2011 professional fees include various non-recurring expenses including $48,000 of consulting and engineering work, and $622,000 of legal fees and investment banking fees.

(5) 2011 salaries and wages expenses of $0.5 million increased compared to $0.2 million of salaries and wages expense incurred during the nine-month transition period ended December 31, 2010. 2011 salaries and wages expenses include some wages for employees that are no longer employed by us, and include separation expenses associated with those employees.

(6) 2011 administrative expenses increased to $1.0 million compared to $0.3 million for the nine-month transition period ended December 31, 2010, primarily as a result of increased transaction activity and increased investor relations expenses.

Reserves

Proved Reserves	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Total proved PV10 (present value) of reserves	$53,249,030	$31,195,770
Total proved reserves (Bbl)	2,714,150	2,320,150
Average Price (per Bbl)	$89.30	$72.43

Of the 2.71 million barrels of oil at December 31, 2011, approximately 24% are proved developed and approximately 76% are proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2011. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Miller and Lents, Ltd., our independent petroleum consultants. For additional information regarding our reserves, please see Note 13 to our audited financial statements as of and for the fiscal year ended December 31, 2011.

Summary of Proved Oil Reserves

as of December 31, 2011

Proved Reserves Category	Gross	Net	PV10 (before tax)(1)
Proved, Developed Producing	915,530	585,370	$15,584,300
Oil (stock-tank barrels)
Proved, Developed Non-producing	108,010	57,730	$1,148,330
Oil (stock-tank barrels)
Proved, Undeveloped	2,942,670	2,071,050	$33,174,780
Oil (stock-tank barrels)
Total Proved Reserves	3,964,210	2,714,150	$53,249,000
Oil (stock-tank barrels)

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." We believe PV10 to be an important measure for evaluating the relative significance of our oil properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

As of December 31, 2011
PV10(before tax)	$53,249,030
Future income taxes, net of 10% discount	(9,602,125)
Standardized measure of discounted future net cash flows	$43,646,905

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We believe that our historical means of meeting our capital requirements will provide us with adequate liquidity to fund our operations and capital program in 2012.

The following table summarizes total current assets, total current liabilities and working capital at the fiscal year ended December 31, 2011, as compared to the nine-month transition period ended December 31, 2010.

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010	Increase/ (Decrease) 2010-2011
Current Assets	$5,357,854	$6,434,835	$(1,076,981)
Current Liabilities	$3,445,596	$8,332,379	$4,886,783
Working Capital (deficit)	$1,912,258	$(1,897,544)	$3,809,802

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interset, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

We entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on December 15, 2011. The Amendment reflects the addition of Rantoul Partners, as an additional Borrower and adds as additional security for the loans the assets held by Rantoul Partners.

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

We currently have 15 full-time employees including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates.

Our accounting policies and estimates that are critical to our business operations and understanding of our results of operations include our oil properties, asset retirement obligations and the value of share-based payments. This is not a comprehensive list of all of the accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for our judgment in the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and we may use significant judgment in the application; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

As of December 31, 2011, 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Recent Issued Accounting Standards

See Note 1, Summary of Significant Accounting Policies – Recent Issued Accounting Standards, to our consolidated financial statements included in this report.

 Effects of Inflation and Pricing

The oil industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Material changes in prices impact revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs and the demand for services related to production and exploration will fluctuate while the commodity price for oil remains volatile.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Robert G. Watson, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Transition Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, Mr. Watson concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Management's Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

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

Name	Age	Position	Board Committee(s)
Robert G. Watson, Jr.	35	President, Chief Executive Officer, Principal Financial Officer and Director	None.
Ryan A. Lowe	31	Director, Senior Vice President of Corporate Development	Audit
James G. Miller	63	Director	Audit; Compensation, Nominating
Lance Helfert	38	Director	Compensation, Nominating

Robert G. Watson, Jr.  Mr. Watson has served as President, Chief Executive Officer, Principal Financial Officer and Secretary of the Company since December 31, 2010. Prior to joining the Company, Mr. Watson co-founded Black Sable Energy, LLC approximately three (3) years ago and served as its Chief Executive Officer. During his tenure at Black Sable, Mr. Watson was responsible for the company's acquisition and development of two grassroots oil projects in South Texas, both of which have been partnered with larger oil and gas companies on a promoted basis. Prior to founding Black Sable, he was a Senior Associate at American Capital, Ltd. (NASDAQ: ACAS), a publicly traded private equity firm and global asset manager with $18 billion in capital resources under management. Mr. Watson began his career in the Energy Investment Banking Group at CIBC World Markets and subsequently founded and served as the Managing Partner of Centerra Energy Partners.

R. Atticus Lowe. Mr. Lowe is the Chief Investment Officer of West Coast Asset Management, Inc., a registered investment advisor that has invested more than $200 million in the oil and gas industry on behalf of its principals and clients during the past 10 years. Mr. Lowe serves as a Director and Chairman of the Audit Committee for Black Raven Energy, Inc., a privately held oil and gas company headquartered in Denver, CO. He is a CFA charterholder and a co-author of The Entrepreneurial Investor, a book Published by John Wiley & Sons. Mr. Lowe has also been profiled in Oil and Gas Investor magazine and Value Investor Insight, and he has been a featured speaker at the Value Investing Congress in New York and California.

James G. Miller. Mr. Miller retired in 2002 after serving as the Chief Executive Officer of Utilicorp United, Inc.'s business unit responsible for the company's electricity generation and electric and natural gas transmission and distribution businesses which served 1.3 million customers in seven mid-continent states. Utilicorp traded on the New York Stock Exchange and the company was renamed Aquila in 2002. In 2007 its electricity assets in northwest Missouri were acquired by Great Plains Energy Incorporated (NYSE: GXP) for $1.7 billion and its natural gas properties and other assets were acquired by Black Hills Corporation (NYSE: BKH) for $940 million. Mr. Miller joined Utilicorp in 1989 through its acquisition of Michigan Gas Utilities, for which he served as the president from 1983 to 1991. Mr. Miller also is a member of the Board of Directors of Guardian 8 Holdings. Mr. Miller currently serves as Board Chair of The Nature Conservancy, Missouri Chapter, for which he has been a Board member for the past 11 years.

Lance Helfert. Mr. Helfert is the President and a co-founder of West Coast Asset Management, Inc. (WCAM), an equity and alternative asset manager located in Montecito, California. Mr. Helfert is the head of the investment committee, board of directors and steers WCAM' investment strategies. Prior to co-founding WCAM, he managed a portfolio of more than $1 billion at Wilshire Associates and was involved in a full range of financial strategies at M.L. Stern & Co. Mr. Helfert is a co-author of The Entrepreneurial Investor: The Art, Science and Business Value Investing which has been acclaimed by authorities in finance and business for its insightful and approachable commentary on investing. Mr. Helfert has been featured in Kiplinger's Personal Finance, Forbes, Barron's, Fortune Magazine, and the Market Watch for his unique market prospective. Mr. Helfert is also a frequent guest commentator on CNBC and Fox Business networks, and has been a speaker at the Value Investing Congress in New York and California. Mr. Helfert has also served on the board of directors for Junior Achievement of Southern California and the Tri-Counties Make-A-Wish Foundation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were all current in their 16(a) reports.

Board of Directors; Independence

Our board of directors currently consists of four members. Our directors serve one-year terms.

A majority of the members of the board of a company listed on a national exchange must qualify as "independent," as affirmatively determined by the board of directors.  Since the Company is not listed on a national exchange, it is not required to comply with these "independence" requirements.  At present, our board of directors has affirmatively determined that Mr. Miller is an independent director, as defined by Section 803 of the American Stock Exchange Company Guide.

Meetings of the Board

Our board met three times during the fiscal year ended December 31, 2011. Each director attended 75% or more of the meetings of the board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.  A number of matters decided by the board of directors were done by Unanimous Written Consent in lieu of meeting.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a governance, compensation and nominating committee. Each of those committees has the composition and responsibilities set forth below.

Audit Committee

Our Audit Committee consists of one independent director, James G. Miller, and one director who is not independent, Ryan A. Lowe, each of whom has been selected for membership on the Audit Committee by the board of directors based on the board's determination that each is fully qualified, through a range of education, experiences in business and executive leadership and service on boards of directors, and an understanding of generally accepted accounting principles, to oversee our internal audit function, assess and select independent auditors, and oversee our financial reporting processes and overall risk management. The Audit Committee has the authority to seek advice and assistance from outside legal, accounting or other advisors and exercises such authority as it deems necessary. The full text of the charter of the Audit Committee can be found in the investor section of our website at www.enerjex.com.

The board has determined that James G. Miller is a financial expert as that term is used in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act.

Although the Company is traded on OTCBB, the board of directors reviews the American Stock Exchange Company Guide listing standards on an annual basis. Mr. Miller qualifies as an independent director as defined by Section 803 of the American Stock Exchange Company Guide and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. In light of Mr. Lowe's relationship with West Coast Opportunity Fund, LLC, a significant shareholder of the Company, and his position as our Senior Vice President of Corporate Development, our Board of Directors has determined that he is not independent (as independence is defined in Section 803 of the American Stock Exchange Company Guide).

The Audit Committee met three times during the fiscal year ended December 31, 2011.

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

Report of The Audit Committee Of The Board

The Company's management is responsible for preparing our financial statements and ensuring they are complete and accurate and prepared in accordance with generally accepted accounting principles. Weaver & Martin, LLC, our independent registered public accounting firm, is responsible for performing an independent audit of our consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles.

The Audit Committee has reviewed and discussed with our management the audited financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("10-K").

The Audit Committee has also reviewed and discussed with Weaver Martin & Samyn, LLC the audited financial statements in the 10-K. In addition, the Audit Committee discussed with Weaver Martin & Samyn, LLC those matters required to be discussed by the Statement on Auditing Standards No. 61, as amended. Additionally, Weaver Martin & Samyn, LLC provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence. The Audit Committee also discussed with Weaver Martin & Samyn LLC its independence from the Company.

Based upon the review and discussions described above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for filing with the United States Securities and Exchange Commission.

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

The governance, compensation and nominating committee did not meet during fiscal 2011.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. Our Code of Ethics was filed as Exhibit 99.6 to the Annual Report on Form 10-KSB for the year ended March 31, 2007 which was filed on June 13, 2007. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. It is available on our website: enerjexresources.com, or you may contact Robert G. Watson at 210-451-5545 to request a copy of the Code or send your request to EnerJex Resources, Inc., Attn: Robert G. Watson, 4040 Broadway, Suite 305, San Antonio, Texas 78209. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq . of the Nevada Revised Statutes which, unless otherwise provided in a company's articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a "combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation's board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term "combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation's voting stock. A Nevada corporation may "opt out" from the application of Section 78.411 et seq. through a provision in its Articles of Incorporation or By-laws. We have not "opted out" from the application of this section.

Apart from Nevada law, however, our articles of incorporation and by-laws do not contain any provisions which are sometimes associated with inhibiting a change of control from occurring (i.e., we do not provide for a staggered board, or for "super-majority" votes on major corporate issues). However, we do have 10,000,000 shares of authorized "blank check" preferred stock, which could be used to inhibit a change in control.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2011, and the nine-month transition period ended December 31, 2010 for our chief executive officer and principal financial officer. We did not have any other executive officers as of the end of fiscal 2010 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

Robert G. Watson	2011	$150,000	$-		$-	$-		$150,000
President, Chief Executive Officer and Principal Financial Officer

C. Stephen Cochennet (1)	2010	$150,000	$-		-	$33,333.34	(3)	$183,333.34
Former President, Chief Executive Officer

Dierdre P. Jones(2)	2010	$140,000	$20,000	(4)	-	-		$160,000
Former Chief Financial Officer

(1)	Mr. Cochennet resigned as our chief executive officer, principal financial officer and secretary on December 31, 2010.
(2)	Ms. Jones resigned as our chief financial officer in June of 2010.
(3)	Amount represents the estimated total fair market value of shares of common stock issued to Mr. Cochennet in lieu of salary under SFAS 123(R).
(4)	Amount represents the estimated total fair market value of shares of common stock issued to Ms. Jones as a bonus under SFAS 123(R).

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of the fiscal year ended December 31, 2011.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert G. Watson, Jr.	2011	-0-	-0-	900,000	$0.40	12/31/2015

Option Exercises for fiscal 2011

There were no options exercised by our named executive officers in fiscal 2011. See "Securities Authorized for Issuance under Equity Compensation Plans" for a description of our outstanding equity compensation plans.

Employment Agreements

Robert G. Watson, Jr. – Chief Executive Officer

On December 31, 2010, the Company and Robert G. Watson, Jr., entered into an Employment Agreement pursuant to which (i) we will employ Mr. Watson as its chief executive officer for a term ending on December 31, 2012, (ii) we will pay to Mr. Watson base compensation of $150,000 plus such discretionary cash bonus as our board of directors determines to be appropriate, (iii) we have granted to Mr. Watson an option for the purchase of 900,000 shares of common stock at $0.40 per share, (A) in which option he will vest in equal monthly increments over a period of 48 months, and in full upon a change of control of the company or the sale of all or substantially all of its assets, and (B) which option will have a term of five (5) years, and (iv) if we terminate Mr. Watson's employment without "Cause" (as defined in the Employment Agreement), then we will pay to Mr. Watson as severance pay (A) the Base Compensation that would have accrued during the remainder of the term of that Employment Agreement, and (B) if that termination occurs after 16 months of employment, we also will pay to Mr. Watson additional severance pay in the amount of $100,000.

Potential Payments Upon Termination or Change in Control

We entered into employment agreements with our chief executive officer, which could result in payments to such officers because of their resignation, incapacity or disability, or other termination of employment with us or our subsidiaries, or a change in control, or a change in their responsibilities following a change in control.

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2011 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards (2) $	All Other Compensation $	Total $
James G. Miller	$-0-	$22,500	$-0-	$-0-	$22,500
Lance Helfert	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 69,605,279 shares of common stock [73,355,279 shares issued and outstanding as of December 31, 2011 less 3,750,000 shares of treasury stock].

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnerJex's common stock.

Name and Address of Beneficial Owner (1)	Number of Shares		Percent of Outstanding Shares of Common Stock (2)
Robert G. Watson, Jr., CEO/President and Director	4,282,500	(3)	6.15%
R. Atticus Lowe, Director (4)(6)	1,401,107		2.01%
Lance Helfert, Director (4)(7)	7,950,763		11.42%
James G. Miller, Director	2,123,871		2.95%
West Coast Opportunity Fund LLC (4)	11,812,103		16.97%
1205 Coast Village Road
Montecito, CA 93108
Montecito Venture Partners, LLC (5)	25,400,000		36.49%
1205 Coast Village Road
Montecito, California 93108
John A. Loeffelbein	3,944,648	(8)	5.67%
James D. Loeffelbein	4,932,355	(9)	7.09%
Directors, Officers and Beneficial Owners as a Group			75.42% (10)

* Indicates less than one percent.

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Registrant, 4040 Broadway, Suite 305, San Antonio, Texas 78209.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 282,500 shares under an option granted to Mr. Watson to purchase 900,000 shares of common stock at $0.40 per share. Mr. Watson vests in that option in equal monthly increments over 48 months commencing January 1, 2011.
(4)	West Coast Asset Management, Inc. (the "Investment Manager") is the Investment Manager to separately managed accounts, some of which are affiliated with the Reporting Persons (the "Accounts"). The Accounts directly own all of the shares reported herein. R. Atticus Lowe, Paul Orfalea and Lance Helfert serve on the investment committee of the Investment Manager. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purposes.

(5)	Montecito Venture Partners, LLC is a controlled affiliate of West Coast Asset Management, Inc. Includes 4,779,460 shares of Series A Preferred Stock that is convertible into 4,779,460 shares of the Registrant's common stock.
(6)	Includes 12,908 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 1,388,199 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in Montecito Venture Partners, LLC.
(7)	Includes 75,657 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 7,875,107 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in Montecito Venture Partners, LLC.
(8)	Includes 178,756 of the shares directly owned by John A. Loeffelbein, and 3,765,892 of the shares beneficially owned by John A. Loeffelbein by reason of his ownership interest in Coal Creek Energy, LLC.
(9)	Includes 159,430 of the shares directly owned by James D. Loeffelbein, 90,000 of the shares beneficially owned through his spouse, and 4,550,740 of the shares beneficially owned by James D. Loeffelbein by reason of his ownership interest in Enutroff, LLC.
(10)	Excludes shares beneficially owned by Mr. Lowe and Mr. Helfert that are already accounted for by West Coast Opportunity Fund, LLC and Montecito Venture Partners, LLC.

Equity Compensation Plan Information

The following table sets forth information as of fiscal year ended December 31, 2011 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	900,000	$0.40	550,000
Equity compensation plans not approved by stockholders	—	—	—
Total	900,000	$0.40	550,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below transactions and series of similar transactions that have occurred during this fiscal year ended December 31, 2011 to which we were a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($311,489); and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On January 14, 2011, the company repurchased 3,750,000 shares of common stock from Working Interest Holdings, LLC, and then subsequently Working Interest Holdings, LLC disbursed its remaining 15,000,000 shares among its members.

Director Independence

Our board of directors has affirmatively determined that Mr. Miller is an independent director, as defined by Section 803 of the American Stock Exchange Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weaver Martin & Samyn LLC served as our principal independent public accountants for the fiscal year ended December 31, 2011, the nine-month transition period ended December 31, 2010. Aggregate fees billed to us for the fiscal year ended December 31, 2011, and for the nine-month Transition Period ended December 31, 2010 were as follows:

	Fiscal Year Ended December 31, 2011	For the Nine-Month Transition Period Ended December 31, 2010

Audit Fees (1)	$73,250	$67,720
Audit-Related Fees (2)	$-0-	$-0-
Tax fees (3)	$10,450	$12,288
All Other Fees (4)	$-0-	$-0-
Total fees of our principal accountant	$83,700	$76,008

(1)	Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's consolidated financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.
(3)	Tax fees consist of fees related to the preparation and review of the Company's federal and state income tax returns.
(4)	Other fees include fees related to the preparation and review of the Form S-1 Registration Statement.

Audit Committee Policies and Procedures

Our Audit Committee pre-approves 100% of the services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules, as outlined in the Audit Committee charter. The members of the Audit Committee then make a determination to approve or disapprove the engagement of Weaver Martin & Samyn LLC for the proposed services. In fiscal 2011, all fees paid to Weaver Martin & Samyn LLC were unanimously pre-approved in accordance with this policy.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)
10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)

10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)
10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)
10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).
10.27	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.28	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.29	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.30	Employment Agreement between Enerjex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).
10.31	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.32	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).

10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated November 12 and effective March 31, 2010
23.2	Consent of Weaver & Martin, LLC
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson	President, Chief Executive Officer,	April 16, 2012
Robert G. Watson	(Principal Financial Officer), Secretary and Director

/s/ Ryan A. Lowe	Director and Senior Vice President of Corporate Marketing	April 16, 2012
Ryan A. Lowe

/s/ Lance Helfert	Director	April 16, 2012
Lance Helfert

/s/ James G. Miller	Director	April 16, 2012
James G. Miller

Index to Financial Statements

Page
Index to Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2011 and December 31, 2010	F-3
Consolidated Statements of Operations for the Fiscal Year Ended December 31, 2011 and the Nine-Month Transition Period Ended December 31, 2010	F-4
Consolidated Statement of Stockholders' Equity(Deficit) for the Fiscal Year Ended December 31, 2011 and the Nine-Month Transition Period Ended December 31, 2010	F-5
Consolidated Statement of Cash Flows for the Fiscal Year Ended December 31, 2011 and the Nine-Month Transition Period Ended December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

EnerJex Resources, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of EnerJex Resources, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2011 and the nine month transition period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerJex Resources, Inc. as of December 31, 2011 and 2010 and the consolidated results of its operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and the nine month transition period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/

Weaver Martin & Samyn LLC

Kansas City, Missouri

April 13, 2012

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010

Assets
Current Assets:
Cash	$2,770,440	$2,961,819
Accounts receivable	1,454,405	357,387
Marketable securities	1,018,573	2,971,162
Deposits and prepaid expenses	114,436	144,468
Total current assets	5,357,854	6,434,836

Fixed assets	529,371	253,847
Less: Accumulated depreciation	232,508	122,775
Total fixed assets	296,863	131,072

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	7,922,734	18,679,255
Properties subject to amortization	17,837,766	5,637,473
Total other assets	25,760,500	24,316,728
Total assets	$31,415,217	$30,882,636

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,355,692	$1,109,848
Accrued liabilities	123,789	161,811
Derivative liability	959,114	929,720
Long-term debt, current	7,000	6,131,000
Total current liabilities	3,445,595	8,332,379

Asset retirement obligation	908,790	883,066
Derivative liability	1,768,220	2,267,109
Long-term debt, net of discount at December 31, 2010	3,826,484	22,114
Total liabilities	9,949,089	11,504,668

Consignments and commitments
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding –73,355,279 at December 31, 2011 and 5,809,628 at December 31, 2010 and 56,250 and 61,650,241 of owned but not issued stock at December 31, 2011 and 2010, respectively.	73,412	67,460
Treasury stock, 3,750,000 shares	(1,500,000)	-
Equity based compensation unearned	(230,813)	-
Accumulated other comprehensive income	(552,589)	-
Paid in capital	43,556,486	37,661,719
Retained (deficit)	(20,450,876)	(18,355,991)
Total stockholders’ equity Enerjex Resources Inc.	20,900,400	19,377,968
Non controlling interest in subsidiary	565,728	-
Total stockholders' equity (deficit)	21,466,128	19,377,968
Total liabilities and stockholders' equity (deficit)	$31,415,217	$30,882,636

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010

Oil revenues	$6,285,411	$2,929,103

Expenses:
Direct operating costs	3,440,228	1,548,128
Depreciation, depletion and amortization	1,128,712	381,747
Professional fees	1,453,386	748,497
Salaries	502,924	242,490
Administrative expense	960,744	341,401
Total expenses	7,485,994	3,262,263

Loss from operations	(1,200,583)	(333,160)

Other income (expense):
Interest expense	(463,021)	(519,748)
Loss on derivatives	(409,399)	(64,362)
Other gain	55,741	39,306
Total other income (expense)	(816,679)	(544,804)

Net income – (loss)	$(2,017,262)	$(877,964)

Net loss attributed to EnerJex Resources Inc.	$(2,038,622)	$(877,964)

Net income attributed to non-controlling interest in subsidiary	21,360	-

Net loss	$(2,017,262)	$(877,964)

Weighted average shares outstanding	69,029,617	5,360,920

Net income (loss) per share – basic and diluted	$(0.03)	$(0.16)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

						Equity Based	Accumulated Other			Total Stockholders’ Equity Enerjex	Non Controlling Interest	Total
	Preferred Stock		Common Stock		Treasury	Compensation	Comprehensive	Paid in	Retained	Resources,	In	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Unearned	Income	Capital	Deficit	Inc.	Subsidiary	Equity
Balance March 31, 2010	-	$-	5,053,189	$5,058	$-	$-	$-	$9,505,417	$(17,478,026)	$(7,967,551)	$-	$(7,967,551)
Stock issued for interest and services	-	-	756,439	752	-	-	-	300,136	-	300,888	-	300,888
Stock sold	-	-	12,500,000	12,500	-	-	-	4,987,500	-	5,000,000	-	5,000,000
Stock issued for oil assets	4,779,460	4,780	38,345,540	38,346	-	-	-	17,206,875	-	17,250,000	-	17,250,000
Stock issued for marketable securities	-	-	7,427,905	7,428	-	-	-	2,963,734	-	2,971,162	-	2,971,162
Stock issued for debt	-	-	3,376,796	3,376	-	-	-	2,698,057	-	2,701,433	-	2,701,433
Net loss for the year	-	-	-	-	-	-	-	-	(877,964)	(877,964)	-	(877,964)

Balance, December 31, 2010	4,779,460	4,780	67,459,869	67,460	-	-		37,661,719	(18,355,991)	19,377,968	-	19,377,968

Stock sold			5,726,660	5,727				3,430,269		3,435,996	-	3,435,996
Stock issued for oil asset and services			225,000	225				122,275		122,500	-	122,500
Stock options and warrants issued						(536,591)		536,591		-	-	-
Amortization of stock options and warrants						305,778				305,778	-	305,778
Acquistion of treasury stock					(1,500,000)					(1,500,000)	-	(1,500,000)
Accumulated other comprehensive loss							(552,589)			(552,589)	-	(552,589)
Gain on sale of non controlling interest in subsidiary								1,805,632		1,805,632	544,368	2,350,000
Dividends paid on preferred stock									(56,263)	(56,263)	-	(56,263)
Net loss for the year	-	-	-	-	-	-	-	-	(2,038,622)	(2,038,622)	21,360	(2,017,262)

Balance, December 31, 2011	4,779,460	$4,780	73,411,529	$73,412	$(1,500,000)	$(230,813)	$(552,589)	$43,556,486	$(20,450,876)	$20,900,400	$565,728	$21,466,128

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Cash flows from operating activities
Net (loss)	$(2,017,262)	$(877,964)
Depreciation and depletion	1,128,712	381,748
Stock and options issued for services and interest	368,278	223,864
Accretion of interest on long-term debt discount	-	-
Accretion of asset retirement obligation	87,437	58,323
Loss on derivatives	(469,495)	(351,417)
Loss on sale of fixed assets	-	47,255
Principal issued on debentures for interest	-	208,391
Adjustments to reconcile net (loss) to cash provided by operating activities:
Accounts receivable	(1,097,018)	(20,985)
Deposits and prepaid expenses	30,032	84,100
Accounts payable	1,245,844	232,335
Accrued liabilities	(38,021)	(178,311)
Cash provided by operating activities	(761,493)	(192,691)

Cash flows from investing activities
Purchase of fixed assets	(276,294)	-
Additions to oil properties	(6,288,695)	(1,500,000)
Sale of oil properties	3,825,000	60,000
Proceeds from sale of vehicle	-	28,010
Cash used in investing activities	(2,739,989)	(1,411,990)

Cash flows from financing activities
Proceeds from (repayment of) note payable, net		5,000,000
Sale of marketable securities	1,400,000	-
Sale of stock	3,435,996	-
Sale of non-controlling interest in subsidiary	2,350,000	-
Dividend paid	(56,263)	-
Acquisition of treasury stock	(1,500,000)	-
Cash from oil properties acquired	-	2,296
Borrowings on long-term debt	700,000	-
Payments on long-term debt	(3,019,630)	(604,959)
Cash provided from financing activities	3,310,103	4,397,337

Increase (decrease) in cash and cash equivalents	(191,379)	2,792,656
Cash and cash equivalents, beginning	2,961,819	169,163
Cash and cash equivalents, end	$2,770,440	$2,961,819

Supplemental disclosures:
Interest paid	$445,365	$325,625
Income taxes paid	$-	$-
Non-cash transactions:
Share-based payments issued for services	$368,278	$225,888
Principal issued on debentures for interest	$-	$208,391
Stock issued for debt	$-	$2,701,437
Stock issued for investment in securities	$-	$2,971,162
Stock issued for oil properties and supporting assets	$60,000	$17,179,256

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our operations are considered to fall within a single industry segment, which is the acquisition, development, exploitation and production of crude oil properties in the United States.  Our consolidated financial statements include our wholly owned subsidiaries and our 88.25% owned subsidiary Rantoul Partners. All significant intercompany balances and transactions have been eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Nature of Business

We are an independent energy company engaged in the business of producing and selling crude oil. This crude oil is obtained primarily by the acquisition and subsequent exploration and development of mineral leases.  Development and exploration may include drilling new exploratory or development wells on these leases. These operations are conducted primarily in Eastern Kansas and South Texas.

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

Uncertain Tax Positions

We follow guidance in Topic 740 of the Codification for its accounting for uncertain tax positions. Topic 740 prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, we determine whether it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based solely on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to be recognized in the financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

We have no liability for unrecognized tax benefits recorded as of December 31, 2011 and 2010. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the statement of operations or statement of financial position as of December 31, 2011. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2011 are the years ended December 31, 2008, 2009, 2010 and 2011. Tax years ending prior to 2008 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

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

 Revenue Recognition and Imbalances

Oil revenues are recognized net of royalties when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collection of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

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

The estimates of proved crude oil reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission ( "SEC" ) and the Financial Accounting Standards Board ( "FASB" ), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Actual results could differ materially from these estimates.

Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.  The carrying value of the assets is then reduced to their estimated fair value that is usually measured based on an estimate of future discounted cash flows.

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

Major Purchasers

For the year ended December 31, 2010 and the year ended December 31, 2011 we sold oil to Coffeyville Resources, Pacer Energy Marketing, LLC, Shell Trading Company and Sunoco, Inc. on a month-to-month basis (i.e., without a long-term contract).

Available-for-sale securities

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

Recent Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11 which will enhance disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. This pronouncement was issued to facilitate comparison between financial statements prepared on the basis of U.S. GAAP and IFRS. This update is effective for annual and interim reporting periods beginning on or after January 1, 2013 and is to be applied retroactively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s financial position or results of operations

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Accounting Reporting Standards (“IFRS”)”. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, which becomes effective at the same time as ASU 2011-05, to defer the effective date of provisions of ASU 2011-05 that relate to the presentation of reclassification adjustments. Adoption of ASU 2011-05 or ASU 2011-12 will not have an impact on the Company’s financial position or results of operations.

Note 2 – Stock Transactions

The Series A preferred stock is convertible into 4,779,460 shares of our common stock, and the Series A preferred stock, by its terms, shall convert into common stock on a one-to-one basis (subject to adjustment) once the cumulative dividends paid with regard to such stock equal to original principal value of $1.00 per share. In the event of a liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The preferred stockholders have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity that is senior to or equal in rights to the preferred stock.

We are required by the terms of our Series A preferred stock to declare dividends each calendar quarter in an aggregate amount equal to one-third of our adjusted net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to institutional lenders and other secured creditors. Dividends of $56,263 were paid in the year ended December 31, 2011.

Stock transactions in fiscal year ended December 31, 2011

On March 31, 2011, we agreed to issue 5,727,660 shares that were sold at a price of $0.60 per share.

On March 31, 2011, we entered into a Stock Redemption Agreement with Working Interest Group, LLC ("WIH") whereby we repurchased 3,750,000 shares of common stock at a price of $0.40 per share.

On November 14, 2011, we agreed to issue 100,000 shares for the purchase of assets.

On December 31, 2011, we agreed to issue 25,000 shares of our common stock as compensation to a Board Member for services performed for the Company.

Stock transactions in nine month transition period ended December 31, 2010

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

On December 31, 2010 we agreed to issue 3,122,510 shares in exchange for $2,498,007 of senior secured debentures and accrued and unpaid interest at a rate of $0.80 per share. There was a gain on the conversion of this debt, however, the parties were considered to be related parties with the Company so the gain of $1,249,004 was recorded as additional paid in capital. The shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 223,036 shares in exchange for $178,429 of senior secured debentures and accrued and unpaid interest at a rate of $0.40 per share. The shares were not issued at December 31, 2010.

On December 31, 2010 we agreed to issue 12,500,000 shares that were sold at a price of $0.40 per share. The shares were not issued at December 31, 2010.

During 2011 we agreed to issue 100,000 shares in consideration of a revised joint operating agreement. The shares were issued at December 31, 2011.

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

On March 31, 2011, we granted 2,838,330 Warrants to each investor that entered into the Securities Purchase Agreement for additional consideration, each investor received a stock purchase warrant to purchase 1 share of common stock at a price of $0.90 per share, for each 2 shares of common stock purchased. Each Warrant was exercisable until December 31, 2011. The fair value at the date of the grant was calculated using the Black-Scholes model and totaled $74,164, using the following weighted average assumptions:  exercise price of $0.90 per share; common stock price of $0.85 per share; volatility of 42%; term of nine months; dividend yield of 0%; interest rate of 0.30%.  On December 31, 2011 the warrants were extended for an additional nine months to expire September 30, 2012. The fair value at the date of the extension was calculated using the Black-Scholes model and totaled $154,676, using the following weighted average assumptions:  exercise price of $0.90 per share; common stock price of $0.90 per share; volatility of 71%; term of nine months; dividend yield of 0%; interest rate of 0.25%.  The amount recognized as expense in the year ended December 31, 2011 was based on an estimate of the number of warrants that would be exercised and totaled $228.840.

2000-2001 Stock Option Plan

The Board of Directors approved a stock option plan and our stockholders ratified the plan on September 25, 2000.  The total number of options that can be granted under the plan is 200,000 shares.

Stock Option Plan

On December 31, 2010 we granted 900,000 options that vest ratably over a 48 month period and are excersiable at $0.40 per share.

On May 4, 2007, we amended and restated the EnerJex Resources, Inc. Stock Option Plan to rename the plan and to increase the number of shares issuable under the plan to 1,000,000.  Our stockholders approved this plan in September of 2007.  On October 14, 2008 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 1,000,000 to 1,250,000, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan. At December 31, 2011 there were 900,000 options outstanding.

On December 31, 2010 we granted 900,000 options that vest ratably over a 48 month period and are exercisable at $0.40 per share to an Officer.  The term of the options is 5 years. The fair value of the options on the date of grant as calculated using the Black-Scholes model was $307,751, using the following weighted average assumptions:  exercise price of $0.40 per share; common stock price of $0.40 per share; volatility of 128%; term of five years; dividend yield of 0%; interest rate of 1.95%.  The amount recognized as expense in the year ended December 31, 2011 was $76.938 and the amount of expense to be recognized in future periods is $230,813.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price

Outstanding March 31, 2010			75,000	$3.00
Granted	900,000	$0.40	-	-
Cancelled	-	-	(75,000)	(3.00)
Exercised	-	-	-	-
Outstanding December 31, 2010	900,000	0.40	-	-
Granted			2,838,330	0.90
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2011	900,000	$0.40	2,838,330	$0.90

Note 3 – Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, March 31, 2010	$883,589
Liabilities incurred during the period	-
Liabilities settled during the period	(58,846)
Accretion	58,323
Asset retirement obligations, December 31, 2010	$883,066
Liabilities incurred during the period	297,800
Liabilities settled during the period	(359,513)
Accretion	87,437
Asset retirement obligations, December 31, 2011	$908,790

Note 4 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interset, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

We entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on December 15, 2011. The Amendment reflects the addition of Rantoul Partners, as an additional Borrower and adds as additional security for the loans the assets held by Rantoul Partners.

Convertible and Other Long-Term Debt

We had a $25,000 convertible note that has an interest rate of 6% and matured August 2, 2010.  We acquired the note on December 31, 2010 (see Note 2).

We financed the purchase of vehicles through a bank.  The notes are for four years and the weighted average interest is 7.2% per annum.  Vehicles collateralize these notes.

Long-term debt consists of the following at December 31, 2011:

Credit Facility	$3,816,000
Vehicle notes payable	17,484
Total long-term debt	3,833,484
Less current portion	(7,000)
Long-term debt	$3,826,484

Principal amounts are due on long-term and convertible debt as follows: Year ended December 31, 2012 -$7,000, December 31, 2013 -$10,484, December 31, 2015 -$3,816,000.

Note 5 – Oil Properties

During the year period ended December 31, 2011, we sold a number of our properties for $3,825,000. In accordance with the full cost method of accounting, the Company did not record a gain or loss on the sale. The full cost pool at December 31, 2010 was reduced by the net proceeds.

On December 31, 2010 we acquired oil properties totaling $18,750,000 for $1,500,000 in cash and 4,779,460 of Series A preferred stock and 38,345,540 shares of common stock (See Note 2).

Note 6 – Related party transactions

In the normal course of business we utilize the services of a stockholder who performs work for us at normal business rates.

Note 7 – Commitments and Contingencies

We have a lease agreement that expires in September 30, 2013.  Rent expense for the year ended December 31, 2011 and the transition nine month period ended December 31, 2010 was $75,000 and $54,000 respectively. Future non-cancellable minimum payments are approximately $76,000 for 2013 and $58,000 for 2014.

We, as a lessee and operator of oil properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2011, we have no reserve for environmental remediation and are not aware of any environmental claims.

Note 8 – Income Taxes

There was no current or deferred income tax expense (benefit) for the year ended December 31, 2011 and the nine month transition period ended December 31, 2010.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Statutory tax rate	34.0%	34.0%
Derivative instruments	7.8%	13.6%
Oil costs and long-lived assets	(0.3)%	(3.60)%
Non-deductible expenses	(5.1%)	0.0%
Change in valuation allowance	(36.4)%	(44.0)%
Effective tax rate	0.0%	0.0%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Non-current deferred tax asset:
oil costs and long-lived assets	$1,773,562	$1,817,562
Derivative instruments	927,333	1,086,961
Net operating loss carry-forward	4,294,910	3,473,295
Valuation allowance	(6,995,805)	(6,377,818)
	$-	$-

At December 31, 2011 we have a net operating loss carry forward of approximately $12,632,000 expiring in 2021-2026 and are subject to certain limitations on an annual basis. A valuation allowance has been established against state net operating losses where it is more likely than not that such losses will expire before they are utilized.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivable, payable and our debt approximates fair value at December 31, 2011.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  We consider the marketable securities to be a Level 3 and derivative liability to be Level 2.  We determine the fair value of the derivative liability utilizing various inputs, including NYMEX price quotations and contract terms.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$3,196,829	$-
Marketable securities	$-	$-	$1,018,573

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

The following derivative contracts were in place at December 31, 2011:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	1/13-12/14	1,150 Bbls	62.20	(900,657)
Crude oil swap	7/11-12/15	2,913 Bbls	83.70	(1,621,553)
Crude oil swap	1/11-12/12	400 Bbls	82.20	(80,760)
Crude oil swap	12/11-12/12	400 Bbls	77.50	(103,320)
Crude oil swap	1/11-12/14	500 Bbls	85.95	(21,044)
				$(2,727,334)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.  We recorded a loss on the derivative contracts of $409,399 in the year ended December 31, 2011 and a loss in the nine-month transition period ended December 31, 2010 of $64,362.

Note 11 – Income (Loss) Per Common Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. There were no potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share.  Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share. Potential common shares as of December 31, 2011 that have been excluded from the computation of diluted net loss per share include 2,838,330 warrants, 225,000 stock options and 4,779,460 from the conversion of preferred shares.

Note 12 – Accounts Payable

The Company's current liabilities include accounts payable in the amount of $2,355,692. This figure includes $492,134 payable to former attorneys of the Company that are in dispute.

Note 13 – Subsequent Events

On January 23, 2012, the board of directors authorized the issuance of 40,000 shares of common stock to an employee of the company as a bonus for services.

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with the our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000.  There can be no assurance of the outcome in the litigation, including whether and in what amount we may recover damages.

Note 14 – Supplemental Oil Reserve Information (Unaudited)

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

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Production revenues	$6,285,411	$2,929,103
Production costs	(3,440,228)	(1,548,128)
Depletion and depreciation	(1,128,712)	(359,855)
Income tax	(583,600)	(347,180)
Results of operations for producing activities	$1,132,871	$673,940

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil properties.

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Unevaluated properties not subject to amortization	$7,922,734	$18,679,255
Properties subject to amortization	21,602,640	8,380,559
Capitalized costs	29,525,374	27,059,814
Accumulated depletion	(3,764,874)	(2,743,086)
Net capitalized costs	$25,760,500	$24,316,728

Cost incurred in property acquisition, exploration and development activities

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Acquisition of properties	$1,422,590	$18,301,377
Exploration costs	-	-
Development costs	4,926,105	-
Net capitalized costs	$6,348,695	$18,301,377

Estimated quantities of proved reserves

Our ownership interests in estimated quantities of proved oil reserves and changes in net proved reserves all of which are located in the United States are summarized below.  Proved reserves are estimated quantities of oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels (stb) of oil. Geological and engineering estimates by Miller and Lents, LTD of proved oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	Year Ended December 31, 2011	Nine Month Transition Period Ended December 31, 2010
	Oil-stb	Oil-stb
Proved reserves:
Beginning	2,320,150	1,811,520
Revisions of previous estimates	(130,908)	398,495
Purchase of minerals in place	700,190	150,480
Extension and discoveries	316,049	-
Sale of minerals in place	(221,365)	-
Sale of Rantoul Partners interest	(198,187)	(40,345)
Production	(71,729)	2,320,150

Proved developed reserves for December 31, 2011 and 2010 were all oil reserves and totaled 643.1 and 666.2 MBbls, respectively. Proved undeveloped reserves at December 31, 2011 and 2010 were 2,071.1 and 1,653.9 MBbls, respectively.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Future production revenue	$242,383,840	$168,048,830
Future production costs	(93,373,850)	(67,618,260)
Future development costs	(12,767,540)	(13,470,180)
Future cash flows before income tax	136,242,450	86,960,390
Future income taxes	(22,864,737)	(14,013,908)
Future net cash flows	113,377,713	72,946,482
10% annual discount for estimating of future cash flows	(69,730,808)	(47,641,590)
Standardized measure of discounted net cash flows	$43,646,905	$25,304,892

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a Standardized Measure of discounted net future cash flows related to the Company’s proved oil reserves. The information presented is based on a calculation of estimated proved reserves using discounted cash flows based on the 12-month average price for oil calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period. The additions to estimated proved reserves from new discoveries and extensions could vary significantly from year to year. Additionally, the impact of changes to reflect current prices and costs of reserves proved in prior years could also be significant.

	Year Ended December 31, 2011	Nine-Month Transition Period Ended December 31, 2010
Balance beginning of year	$25,304,892	$23,078,522
Sales, net of production costs	(2,869,339)	(1,380,975)
Net change in pricing and production costs	11,287,884	4,965,735
Net change in future estimated development costs	(702,640)	(2,873,397)
Purchase of minerals in place	16,834,878	3,205,370
Extensions and discoveries	7,598,861	-
Sale of minerals in place	(5,322,346)
Sale of Rantoul Partners interest	(4,765,069)
Revisions	(3,147,460)	(5,197,401)
Accretion of discount	3,119,577	2,562,394
Change in income tax	(3,692,333)	944,644
Balance end of year	$43,646,905	$25,304,892

