Form 10-Q
period 2012-03-31
EnerJex Resources, Inc.
filed 2012-05-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   ☐     No    ☑

The number of shares of Common Stock, $0.001 par value, outstanding on April 10, 2012 was 69,645,279 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$667,979	$2,770,440
Accounts receivable	1,728,507	1,454,405
Marketable Securities	1,018,573	1,018,573
Deposits and prepaid expenses	249,902	114,436
Derivative Gain
Total current assets	3,664,961	5,357,854

Fixed assets	529,371	529,371
Less: Accumulated depreciation	245,987	232,508
Total fixed assets	283,384	296,863

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	7,936,947	7,922,734
Properties subject to amortization	19,245,985	17,837,766
Total other assets	27,182,932	25,760,500
Total assets	$31,131,277	$31,415,217

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,067,767	$2,355,692
Accrued liabilities	294,653	123,790
Derivative liability	1,300,515	959,114
Long-term debt, current	7,000	7,000
Total current liabilities	2,669,935	3,445,596

Asset retirement obligation	986,901	908,790
Long-term debt	4,922,854	3,826,484
Derivative liability	2,190,553	1,768,220
Total liabilities	10,770,243	9,949,090

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 73,395,279 at March 31, 2012 and 73,355,279 at December 31, 2011	73,458	73,412
Treasury Stock, 3,750,000 shares	(1,500,000)	(1,500,000)
Equity based compensation unearned	(211,579)	(230,813)
Paid-in capital	43,590,140	43,556,486
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(21,586,769)	(20,450,876)
Total stockholders' equity EnerJex Resources, Inc.	19,817,441	20,900,400
Non controlling interest in subsidiary	543,593	565,728
Total stockholder’s equity	20,361,034	21,466,128
Total liabilities and stockholders' equity	$31,131,277	$31,415,217

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Oil revenues	$1,902,892	$1,369,167

Expenses:
Direct operating costs	609,079	847,564
Depreciation, depletion and amortization	422,603	271,965
Professional fees	332,972	203,079
Salaries	133,882	118,648
Administrative expenses	243,897	204,354
Total expenses	1,742,433	1,645,610
Income (loss) from operations	160,459	(276,443)

Other income (expense):
Interest expense	(67,660)	(114,213)
Gain (loss) on derivative instruments	(1,186,939)	(2,468,225)
Other income (loss)	12,458	12,086
Total other income (expense)	(1,242,141)	(2,570,352)

Net income (loss)	$(1,081,682)	$(2,846,795)

Net loss attributed to EnerJex Resources, Inc.	$(1,135,894)	$(2,846,795)
Net income attributed to non-controlling interest in subsidiary	54,212	-
Net income (loss)	$(1,081,682)	$(2,846,795)
Net income (loss) per share basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding-diluted	69,645,279	67,480,811

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended
March 31,
2012	2011
Cash flows from operating activities
Net income (loss)	$(1,081,682)	$(2,846,795)
Depreciation and depletion	422,603	276,009

Shares issued for compensation and services	52,935	19,234
Accretion of asset retirement obligation	22,397	24,742
Gain (Loss) on derivatives	763,734	2,252,594
Loss on sale of fixed assets	-	630
Changes in assets and liabilities:
Accounts receivable	(274,102)	(298,302)
Prepaid expenses	(135,466)	(35,448)
Accounts payable	(1,287,925)	229,939
Accrued liabilities	170,863	561,548
Cash flows from operating activities	(1,346,643)	184,151

Cash flows from investing activities
Purchase of Treasury Stock	-	(1,500,000)
Purchase of fixed assets	-	(247,660)
Additions to oil & gas properties	(1,775,839)	(966,548)
Proceeds from sale of oil & natural gas properties	-	-
Cash flows from investing activities	(1,775,839	)-	(2,714,208)

Cash flows from financing activities
Payments on long-term debt	(3,630)	(3,510)
Sale of marketable securities	-	1,400,000
Sale of common stock	-	2,219,996
Proceeds from borrowings	1,100,000	-
Distribution to non-controlling interest in subsidiary	(76,348)	-
Cash flows from financing activities	1,020,022	3,616,486

Net increase (decrease) in cash	(2,102,462)	1,086,064
Cash – beginning	2,770,440	2,961,819
Cash – ending	$667,978	$4,047,883

Supplemental disclosures:
Interest paid	$45,263	$189,210
Income taxes paid	$-	$-

Non-cash transactions:
Share-based payments issued for services and interest	$52,935	$19,234

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2011.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC as well as the accounts of Rantoul Partners in which we hold a majority and controlling interest. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2011	900,000	$0.40	2,838,330	$0.90
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2012	900,000	$0.40	2,838,330	$0.90

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at March 31, 2012.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$—	$(3,491,067)	$—
Marketable Securities	$—	$—	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2011	$908,790
Liabilities incurred during the period	55,714
Liabilities settled during the period	-
Accretion	22,397
Asset retirement obligations, March 31, 2012	$986,901

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

The following derivative contracts were in place at March 31, 2012:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	1/13-12/14	1,150 Bbls	62.20	(1,098,585)
Crude oil swap	7/11-12/15	2,913 Bbls	83.70	(2,164,953)
Crude oil swap	1/11-12/12	500 Bbls	82.20	(98,945)
Crude oil swap	12/11-12/12	500 Bbls	77.50	(120,095)
Crude oil swap	1/11-4/12	500 Bbls	85.95	(8,490)
				$(3,491,068)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

Our current borrowing base is $6.2 million, of which we had borrowed approximately $4.9 million as of March 31, 2012. Texas Capital Bank is currently re-determining our borrowing base following the completion of our year-end 2011 reserve report.

Equipment Loan

We have financed the purchase of a pulling unit through a bank. Currently we have $13,999 of debt outstanding on this equipment which bears interest at a rate of 9.4% per annum and matures in June of 2013.

Note 7 Stock Transactions

We issued 40,000 shares for services rendered.  The stock was valued at the closing price on the day the shares were authorized and that totaled $31,200.

Note 8 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Rantoul Partners received contributions of $1.00 million on April 1, 2012 and $1.00 million on May 1, 2012 from one of its investors. These proceeds were received ahead of schedule and reduced our ownership interest in this general partnership to 78.25%.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Rantoul Partners and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end.

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

The Opportunity in South Texas

Technological advances in the oil industry have made great strides over the last decade, especially in the area of completion technologies, mainly through horizontal drilling and artificial fracture stimulation. Multiple sizeable oil deposits were discovered in South Texas during previous decades, but operators lacked the technology to economically produce oil from these reservoirs at the time of discovery. The availability of modern completion technologies coupled with the current commodity price environment provide an opportunity for operators to economically produce oil from reservoirs that were discovered in the past, yet were never fully developed due to technology and economic constraints.

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2011:

•	We began producing oil from three new wells in our El Toro Project that were drilled in the summer of 2011 and completed at the end of the year. Two of the wells began producing at a rate of 40 to 50 barrels of oil per day each, and one well began producing at a rate of 20 to 30 barrels of oil per day.

•	We drilled and completed 12 new oil wells in our Mississippian Project located in Southeast Kansas with a 100% success rate.

•	We drilled 23 new oil wells and 35 new water injection wells in our Rantoul Project located in Eastern Kansas with a 100% success rate. 18 of the oil wells and 17 of the injection wells have been completed, and the remaining wells are in various stages of completion.

•	Rantoul Partners received contributions of $1.00 million on April 1, 2012 and $1.00 million on May 1, 2012 from one of its investors. These proceeds were received ahead of schedule and reduced our ownership interest in this general partnership to 83.25% and 78.25%, respectively. An additional $650,000 may be contributed to Rantoul Partners by one of its investors on December 1, 2012, which would reduce our ownership interest in this general partnership to 75.00%. These contributions are being utilized to develop the assets owned by Rantoul Partners which are located in our Rantoul Project.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending March 31, 2012 and March 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Production
Oil (Bbl)	19,485	14,780
Average Sales Prices
Per Bbl of oil	$97.66	$92.64
Average Production Costs (1)
Per Bbl of oil	$52.95	$75.75
Average Lifting Costs (2)
Per Bbl of oil	$31.26	$57.35

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2012 and 2011 compared.

Income:

	Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Oil revenues	$1,902,892	$1,369,167	$533,725

Revenues

Oil revenues for the three months ended March 31, 2012 were $1,902,892 compared to revenues of $1,369,167 in the three months ended March 31, 2011. Revenues increased as a result of higher oil production and higher oil prices.

Expenses:

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)
Production expenses:
Direct operating costs	$609,079	$847,564	$(238,485)
Depreciation, depletion and amortization	422,603	271,965	150,638
Total production expenses	1,031,682	1,119,529	(87,847)

General expenses:
Professional fees	332,972	203,079	129,893
Salaries	133,882	118,648	15,234
Administrative expense	243,897	204,354	39,543
Total general expenses	710,751	526,081	184,670
Total production and general expenses	1,742,433	1,645,610	96,823

Income (loss) from operations	160,459	(276,443)	436,902

Other income (expense)
Interest expense	(67,660)	(114,213)	(46,553)
Gain (loss) on derivatives	(1,186,939)	(2,468,225)	(1,281,286)
Other income (loss)	12,458	12,086	372
Total other income (expense)	(1,242,141)	(2,570,352)	(1,328,211)

Net income (loss)	$(1,081,682)	$(2,846,795)	$1,765,113

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements. These costs also include certain contract labor costs, and other non-capitalized expenses.  Direct operating costs for the three months ended March 31, 2012 were $609,079 compared to $847,564 for the three months ended March 31, 2011. Direct operating costs decreased as a result of asset sales and cost reduction measures. Direct operating costs during the period ended March 31, 2012.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2012 was $422,603 compared to $271,965 for the three months ended March 31, 2011.

Professional Fees

Professional fees for the three months ended March 31, 2012 were $322,972 compared to $203,079 for the three months ended March 31, 2011. Professional fees increased as a result of higher legal fees.

Salaries

Salaries for the three months ended March 31, 2012 were $133,882 compared to $118,648 for the three months ended March 31, 2011.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2012 were $243,897 compared to $204,354 for the three months ended March 31, 2011. Administrative expenses increased as a result of a non-recurring payment of $85,000 related to the settlement of an oil lease issue and increased expenses related to our investor relations activities.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $67,660 compared to $114,213 for the three months ended March 31, 2011. Interest expense decreased as a result of reduced borrowing under our Credit Facility.

Gain (Loss) on Derivatives

There was a loss of $1,186,939 on our derivative contracts in the first quarter of 2012 due to the increase in oil prices.

Net Income (Loss)

Net loss for the three months ended March 31, 2012 was $1,081,682 compared to a loss of $2,846,795 for the three months ended March 31, 2011.  Net income improved as a result of higher revenue, lower direct operating costs, and a smaller loss on derivatives.

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

The following table summarizes total current assets, total current liabilities and working capital.

	March 31, 2012	December 31, 2011	Increase / (Decrease)

Current Assets	$3,664,961	$5,357,854	$(1,692,893)

Current Liabilities	$2,669,935	$3,445,596	$(775,661)

Working Capital (deficit)	$995,026	$1,912,258	$(917,232)

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

Our current borrowing base is $6.2 million, of which we had borrowed approximately $4.9 million as of March 31, 2012. Texas Capital Bank is currently re-determining our borrowing base following the completion of our year-end 2011 reserve report.

Satisfaction of our cash obligations for the next 12 months

We intend to meet our near term cash obligations through financings under our credit facility with Texas Capital Bank and through cash flow generated from operations.

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

Significant changes in the number of employees

There have been no significant changes in number of employees and we currently have 15 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

As of December 31, 2011, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Our chief executive officer and principal financial officer, Robert G. Watson, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Watson concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000.  There can be no assurance of the outcome in the litigation, including whether and in what amount we may recover damages. On March 30, 2012, the defendants answered the complaint and filed a counterclaim against us for $492,133.95. This amount is already reflected as a liability under accounts payable on our balance sheet.

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

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer
(Principal Financial Officer)

Date: May 14, 2012

