Form 10-Q
period 2012-06-30
EnerJex Resources, Inc.
filed 2012-08-10
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes   ☐     No    ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2012 was 69,645,279 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,569,270	$2,770,440
Accounts receivable	1,246,158	1,454,405
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	261,249	114,436
Total current assets	4,095,250	5,357,854

Fixed assets	529,568	529,371
Less: Accumulated depreciation	269,421	232,508
Total fixed assets	260,147	296,863

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	8,104,824	7,922,734
Properties subject to amortization	21,600,483	17,837,766
Total other assets	29,705,307	25,760,500
Total assets	$34,060,704	$31,415,217

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,122,169	$2,355,692
Accrued liabilities	144,743	123,790
Derivative liability	75,411	959,114
Long-term debt, current	-	7,000
Total current liabilities	2,342,323	3,445,596

Asset retirement obligation	1,142,648	908,790
Long-term debt	4,916,000	3,826,484
Derivative liability	349,747	1,768,220
Total liabilities	8,750,718	9,949,090

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding 73,392,279 at June 30, 2012 and 73,355,279 at December 31, 2011	73,880	73,412
Treasury Stock, 3,750,000 shares	(1,500,000)	(1,500,000)
Equity based compensation unearned	(192,344)	(230,813)
Paid-in capital	44,802,888	43,556,486
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(18,676,742)	(20,450,876)
Total stockholders' equity EnerJex Resources, Inc.	23,959,873	20,900,400
Non controlling interest in subsidiary	1,350,113	565,728
Total stockholder’s equity	25,309,986	21,466,128
Total liabilities and stockholders' equity	$34,060,704	$31,415,217

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Oil revenues	$2,049,165	$1,685,174	$3,952,057	$3,054,341

Expenses:
Direct operating costs	745,504	826,420	1,354,583	1,673,984
Depreciation, depletion and amortization	407,916	328,768	830,519	600,733
Professional fees	339,757	286,853	672,729	489,932
Salaries	109,498	164,998	243,380	283,646
Administrative expense	202,029	256,770	445,926	461,014
Total expenses	1,804,704	1,863,809	3,547,137	3,509,309
Income (loss) from operations	$244,461	$(178,635)	$404,920	$(454,968)

Other income (expense):
Interest expense	(69,947)	(108,181)	(137,607)	(222,505)
Gain (loss) on derivatives	2,877,419	1,196,459	1,690,480	(1,271,766)
Other income (loss)	9,793	11,957	22,251	24,043
Total other income (expense)	2,817,265	1,100,235	1,575,124	(1,470,228)
Net income (loss)	$3,061,726	$921,600	$1,980,044	$(1,925,196)

Net income (loss) attributed to EnerJex Resources, Inc.	2,970,576	-	1,834,683	-
Net income attributed to non controlling interest in subsidiary	91,150	-	145,361	-
Net income (loss)	$3,061,726	$921,600	$1,980,044	$(1,925,196)
Net income (loss) per share	$.04	$0.01	$0.03	$(0.03)
Weighted average shares	69,707,847	69,814,489	69,694,505	68,856,512
Diluted earnings per share	$0.04	$0.01	$0.03	$(0.03)
Weighted average shares-diluted	69,712,039	69,814,489	69,696,601	68,856,512

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$1,980,044	$(1,925,196)
Depreciation and depletion	830,519	609,747
Shares based payments issued for services	88,462	38,468
Accretion of asset retirement obligation	47,568	44,185
(Gain) loss on derivatives	(2,302,176)	660,806
Loss on sale of fixed assets	2,662	630
Changes in assets and liabilities:
Accounts receivable	208,247	(444,443)
Prepaid expenses	(75,088)	1,549
Accounts payable	(233,523)	661,408
Accrued liabilities	20,953	373,944
Cash flows from operating activities	567,668	21,098

Cash flows from investing activities
Purchase of Treasury Stock	-	(1,500,000)
Purchase of fixed assets	(4,237)	(247,660)
Additions to oil properties	(4,551,045)	(2,571,372)
Proceeds from sale of fixed assets	300	-
Cash flows from investing activities	(4,554,982)	(4,319,032)

Cash flows from financing activities
Payments on long-term debt	(17,484)	(8,687)
Sale of marketable securities	-	1,400,000
Sale of common stock	-	3,435,996
Proceeds from borrowings	1,100,000	-
Distribution to non controlling interest in subsidiary	(236,376)	-
Sale of non controlling interest in subsidiary	2,000,000	-
Dividends paid on preferred stock	(59,996)	-
Cash flows from financing activities	2,786,144	4,827,309

Net increase (decrease) in cash	(1,201,170)	529,375
Cash – beginning	2,770,440	2,961,819
Cash – ending	$1,569,270	$3,491,194

Supplemental disclosures:
Interest paid	$90,039	$108,181
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$88,462	$38,468

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

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2011	900,000	$0.40	2,838,330	$0.90
Granted	-	-	250,000	0.70
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2012	900,000	$0.40	3,088,330	$0.88

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at June 30, 2012.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(425,158)	$-
Marketable Securities	$-	$-	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2011	$908,790
Liabilities incurred during the period	186,290
Liabilities settled during the period	-
Accretion	47,568
Asset retirement obligations, June 30, 2012	$1,142,648

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

The following derivative contracts were in place at June 30, 2012:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	1/13-12/14	1,150 Bbls	62.20	(569,579)
Crude oil swap	7/11-12/15	2,743 Bbls	83.70	150,091
Crude oil swap	1/11-12/12	500 Bbls	82.20	4,215
Crude oil swap	12/11-12/12	500 Bbls	77.50	(9,885)
				$(425,158)

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

At our option, loans under the facility will bear a stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

We entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on December 15, 2011. The Amendment reflects the addition of Rantoul Partners, as an additional Borrower and adds as additional security for the loans the assets held by Rantoul Partners.

Our current borrowing base is $6.2 million, of which we had borrowed approximately $4.9 million as of June 30, 2012. Texas Capital Bank is currently conducting a mid-year reserve review that should incorporate recent production results into the borrowing base.

Note 7 Equity Transactions

Rantoul Partners received contributions of $1.00 million on April 1, 2012 and $1.00 million on May 1, 2012 from one of its investors. These proceeds were received ahead of schedule and reduced our ownership interest in this general partnership to 78.25%.

Note 8 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

On July 12, 2012, we entered into additional swap contracts with BP that resulted in the termination of one hedge contract and the addition of a new hedge contract. Our $62.20 hedge contract beginning in January 2013 and expiring in December 2014 was terminated and we added a new swap contract for additional production volumes at a fixed price of $76.74 beginning in July 2012 and expiring in December 2015. The table below summarizes our pro forma hedge volumes and weighted average prices from July 2012 through December 2015.

Year	Monthly Volumes	Avg. Price/Bbl
July 2012 - December 2012	5,600 Bbls	82.39
January 2013 - December 2013	4,900 Bbls	80.00
January 2014 - December 2014	4,450 Bbls	80.26
January 2015 - December 2015	4,000 Bbls	81.96

Our Board of Directors has approved the issuance of (1) 65,000 of our common shares to certain third-parties in exchange for services, (2) 50,000 shares of our common stock to a director as compensation for service, (3) warrants to acquire 250,000 of our common shares to a third-party with an exercise price of $0.70 expiring on May 31, 2014 or sooner upon cancelation of a certain agreement, and (4) options to acquire 45,000 of our common shares to certain employees with an exercise price of $0.70 expiring on June 30, 2017 or within three months of employment termination.

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

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. Approximately 41 million barrels of oil were produced in Kansas during 2011. Twenty companies accounted for approximately 35% of the state’s total production, with the remaining 65% produced by more than 3,000 active producers.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2011:

•	Rantoul Partners received contributions of $1.00 million on April 1, 2012 and $1.00 million on May 1, 2012 from one of its investors. These proceeds were received ahead of schedule and reduced our ownership interest in this general partnership to 83.25% and 78.25%, respectively. An additional $650,000 may be contributed to Rantoul Partners by one of its investors on December 1, 2012, which would reduce our ownership interest in this general partnership to 75.00%. These contributions are being utilized to develop the assets owned by Rantoul Partners which are located in our Rantoul Project in Eastern Kansas.

•	From January 1, 2012 to July 31, 2012, we drilled 56 new producing oil wells and 63 new secondary recovery water injection wells in our Rantoul Project with a 100% success rate. Thirty-one of the oil wells and 47 of the injection wells have been completed, and the remaining wells are in various stages of completion. Production from the Rantoul Project reached 200 gross barrels of oil per day in July 2012 and unit operating expenses associated with this project have declined significantly in 2012 as compared to 2011.

•	From January 1, 2012 through July 31, 2012, we drilled and completed 11 new oil wells and 3 new secondary recovery water injection wells in our Mississippian Project located in Southeast Kansas. All of these wells were successful except for one exploration well which was drilled on the outside edge of the project in order to test its productive limit.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending June 30, 2012 and June 30, 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Production	23,464	18,246	42,949	33,024
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$87.33	$92.36	$92.02	$92.49

Average Production Cost (1)
Per Bbl of oil	$49.16	$63.31	$50.88	$68.88

Average Lifting Costs (2)
Per Bbl of oil	$31.77	$45.29	$31.54	$50.69

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Six Months Ended June 30, 2012 and 2011 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2012	2011		$2012	2011	$
Oil revenues	$2,049,165	$1,685,174	$363,991	$3,952,057	$3,054,341	$897,716

Revenues

Oil revenues for the six months ended June 30, 2012 were $3,952,057 compared to revenues of $3,054,341 in the six months ended June 30, 2011. Revenues increased as a result of higher oil production.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2012	2011		$2012	2011	$
Production expenses:
Direct operating costs	$745,504	$826,420	$(80,916)	$1,354,583	$1,673,984	$(319,401)
Depreciation, depletion and amortization	407,916	328,768	79,148	830,519	600,733	229,786
Total production expenses	1,153,420	1,155,188	(1,768)	2,185,102	2,274,717	(89,615)

General expenses:
Professional fees	339,757	286,853	52,904	672,729	489,932	182,797
Salaries	109,498	164,998	(55,500)	243,380	283,646	(40,266)
Administrative expense	202,029	256,770	(54,741)	445,926	461,014	(15,088)
Total general expenses	651,284	708,621	(57,337)	1,362,035	1,234,592	127,443
Total production and general expenses	1,804,704	1,863,809	(59,105)	3,547,137	3,509,309	37,828

Income (loss) from operations	244,461	(178,635)	423,096	404,920	(454,968)	859,888

Other income (expense)
Interest expense	(69,947)	(108,181)	38,234	(137,607)	(222,505)	84,898
Gain (loss) on derivatives	2,877,419	1,196,459	1,680,960	1,690,480	(1,271,766)	2,962,246
Other income (loss)	9,793	11,957	(2,164)	22,251	24,043	(1,792)
Total other income (expense)	2,817,265	1,100,235	1,717,030	1,575,124	(1,470,228)	3,045,352

Net income (loss)	$3,061,726	$921,600	$2,140,126	$1,980,044	$(1,925,196)	$3,905,240

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2012 were $1,354,583 compared to $1,673,984 for the six months ended June 30, 2011. Direct operating costs decreased $319,401 compared to the prior year period as a result of asset sales, cost reduction measures and increased operating efficiency.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2012 was $830,519 compared to $600,733 for the six months ended June 30, 2011.

Professional Fees

Professional fees for the six months ended June 30, 2012 were $672,729 compared to $489,932 for the six months ended June 30, 2011. Professional fees increased as a result of higher legal fees and investment banking fees incurred during 2012.

Salaries

Salaries for the six months ended June 30, 2012 were $243,380 compared to $283,646 for the six months ended June 30, 2011.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2012 were $445,926 compared to $461,124 for the six months ended June 30, 2011.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $137,607 compared to $222,505 for the six months ended June 30, 2011. Interest expense decreased as a result of reduced borrowing under our Credit Facility.

Gain (Loss) on Derivatives

There was a gain of $1,690,480 on our derivative contracts in the second quarter of 2012 due to the decrease in oil prices.

Net Income (Loss)

Net income for the six months ended June 30, 2012 was $1,980,044 compared to a loss of $1,925,196 for the six months ended June 30, 2011.  Net income increased as a result of higher revenue and lower direct operating costs resulting in increased cash flow. The unrealized gain on derivatives contributed to the increase in Net Income.

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

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2012	December 31, 2011	Increase / (Decrease)

Current Assets	$4,095,250	$5,357,854	$(1,262,604)

Current Liabilities	$2,342,323	$3,445,596	$(1,103,273)

Working Capital (deficit)	$1,752,927	$1,912,258	$(159,331)

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

Our current borrowing base is $6.2 million, of which we had borrowed approximately $4.9 million as of June 30, 2012. Texas Capital Bank is currently conducting a mid-year reserve review that should incorporate recent production results into the borrowing base.

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

Significant changes in the number of employees

There have been no significant changes in number of employees and we currently have 18 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000.  There can be no assurance of the outcome in the litigation, including whether and in what amount we may recover damages. On June 30, 2012, the defendants answered the complaint and filed a counterclaim against us for $492,133.95. This amount is already reflected as a liability under accounts payable on our balance sheet.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)

10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)
10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)
10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)

10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).
10.27	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.28	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.29	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.30	Employment Agreement between Enerjex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).
10.31	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.32	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.43	First Amendment to General Partnership Agreement for Rantoul Partners dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2012).
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer
(Principal Financial Officer)

Date: August 10, 2012

