Form 10-Q/A
period 2001-06-30
EnerJex Resources, Inc.
filed 2012-09-06
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4040 Broadway
Suite 305
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to EnerJex Resources, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 ("Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides that consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging, and this amendment is being filed within the waiver period.

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

2

Part III

OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following financial information from EnerJex Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formed in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, and for the six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Previously filed as an exhibit to EnerJex Resources, Inc.'s Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.
**	Furnished with this Form 10-Q/A

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer
(Principal Financial Officer)

Date: September 6, 2012

4

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following financial information from EnerJex Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formed in XBRL (eXtensible Business Reporting Language) with detailed footnote tagging: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, and for the six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements. **

*	Previously filed as an exhibit to EnerJex Resources, Inc.'s Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.
**	Furnished with this Form 10-Q/A

5