Form 10-Q
period 2012-09-30
EnerJex Resources, Inc.
filed 2012-11-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30234

ENERJEX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Broadway
Suite 508
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

Yes ☐     No  ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2012 was 69,755,279 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash	$406,287	$2,770,440
Accounts receivable	1,290,235	1,454,405
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	297,958	114,436
Total current assets	3,013,053	5,357,854

Fixed assets	575,061	529,371
Less: Accumulated depreciation	291,638	232,508
Total fixed assets	283,423	296,863

Other assets:
Oil properties using full-cost accounting:
Properties not subject to amortization	8,170,112	7,922,734
Properties subject to amortization	23,091,885	17,837,766
Total other assets	31,261,997	25,760,500
Total assets	$34,558,473	$31,415,217

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,563,179	$2,355,692
Accrued liabilities	399,783	123,789
Derivative liability	764,672	959,114
Long-term debt, current	-	7,000
Total current liabilities	2,727,634	3,445,595

Asset retirement obligation	1,302,947	908,790
Long-term debt	5,666,000	3,826,484
Derivative liability	1,059,484	1,768,220
Total liabilities	10,756,065	9,949,089

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding 73,395,279 at September 30, 2012 and 73,355,279 at December 31, 2011	73,943	73,412
Treasury Stock, 3,750,000 shares	(1,500,000)	(1,500,000)
Equity based compensation unearned	(173,110)	(230,813)
Paid-in capital	44,889,205	43,556,486
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(20,236,116)	(20,450,876)
Total stockholders' equity EnerJex Resources, Inc.	22,506,113	20,900,400
Non controlling interest in subsidiary	1,296,295	565,728
Total stockholder’s equity	23,802,408	21,466,128
Total liabilities and stockholders' equity	$34,558,473	$31,415,217

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Oil revenues	$2,252,681	$1,673,857	$6,204,738	$4,728,198

Expenses:
Direct operating costs	807,887	787,994	2,162,470	2,461,978
Depreciation, depletion and amortization	459,815	375,175	1,290,334	975,908
Professional fees	364,519	255,706	1,037,248	745,638
Salaries	112,370	150,673	355,750	434,319
Administrative expense	152,117	75,600	598,043	536,614
Total expenses	1,896,708	1,645,148	5,443,845	5,154,457
Income (loss) from operations	$355,973	$28,709	$760,893	$(426,259)

Other income (expense):
Interest expense	(120,922)	(111,472)	(258,529)	(333,977)
Gain (loss) on derivatives	(1,529,127)	3,188,277	161,353	1,916,511
Other income (loss)	(1,973)	13,857	20,278	37,900
Total other income (expense)	(1,652,022)	3,090,662	(76,898)	1,620,434
Net income (loss)	$(1,296,049)	$3,119,371	$683,995	$1,194,175

Net income (loss) attributed to EnerJex Resources, Inc.	(1,422,880)	-	411,801	-
Net income attributed to non controlling interest in subsidiary	126,831	-	272,194	-
Net income (loss)	$(1,296,049)	$3,119,371	$683,995	$1,194,175
Net income (loss) per share	$(0.02)	$0.04	$0.01	$0.02
Weighted average shares	69,714,165	69,436,529	69,770,308	68,767,860
Diluted earnings per share	$(0.02)	$0.04	$0.01	$0.02
Weighted average shares-diluted	69,714,165	69,436,529	71,295,730	68,767,860

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$683,995	$1,194,175
Depreciation and depletion	1,290,334	984,151
Shares based payments issued for services	154,074	57,702
Accretion of asset retirement obligation	75,551	60,525
(Gain) loss on derivatives	(903,178)	(2,695,096)
Loss on sale of fixed assets	308	1,400
Changes in assets and liabilities:
Accounts receivable	164,170	(569,153)
Prepaid expenses	(111,798)	19,039
Accounts payable	(792,513)	16,080
Accrued liabilities	275,994	47,307
Cash flows from operating activities	836,937	(883,870)

Cash flows from investing activities
Purchase of Treasury Stock	-	(1,500,000)
Purchase of fixed assets	(58,818)	(273,956)
Additions to oil properties	(6,414,494)	(3,904,205)
Proceeds from sale of fixed assets	8,562	-
Cash flows from investing activities	(6,464,750)	(5,678,161)

Cash flows from financing activities
Payments on long-term debt	(17,484)	(14,113)
Sale of marketable securities	-	1,400,000
Sale of common stock	-	3,435,996
Proceeds from borrowings	1,850,000	-
Distribution to non controlling interest in subsidiary	(353,162)	-
Sale of non controlling interest in subsidiary	2,000,000	-
Dividends paid on preferred stock	(215,694)	-
Cash flows from financing activities	3,263,660	4,821,883

Net increase (decrease) in cash	(2,364,153)	(1,740,148)
Cash – beginning	2,770,440	2,961,819
Cash – ending	406,287	$1,221,671

Supplemental disclosures:
Interest paid	$182,978	$333,977
Income taxes paid	-	$-

Non-cash transactions:
Share based payments issued for services	$154,074	$57,702

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC as well as the accounts of Rantoul Partners, a general partnership in which we hold a majority and controlling interest. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2011	900,000	$0.40	2,838,330	$0.90
Granted	-	-	250,000	0.70
Cancelled	-	-	(2,838,330)	(0.90)
Exercised	-	-	-	-
Outstanding September 30, 2012	900,000	$0.40	250,000	$0.70

On March 31, 2011, EnerJex Resources, Inc. (the “Company”) completed a securities purchase agreement with accredited investors for the sale of 5,676,644 shares of the Company’s restricted common stock at a purchase price of $.60 per share. Each investor received a warrant to purchase one share of common stock at a price of $.90 per share for each two shares of common stock purchased. Each warrant was exercisable until December 31, 2011. Prior to the expiration of these warrants the exercise period was extended to September 30, 2012. On September 30, 2012 the warrants were cancelled, unexercised as reflected in the table above.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at September 30, 2012.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider our marketable securities to be Level 3.

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(1,824,156)	$-
Marketable Securities	$-	$-	$1,018,573

 Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2011	$908,790
Liabilities incurred during the period	318,606
Liabilities settled during the period	-
Accretion	75,551
Asset retirement obligations, September 30, 2012	$1,302,947

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

The following derivative contracts were in place at September 30, 2012:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	7/12-12/15	1,823Bbls	$76.74	(1,050,051)
Crude oil swap	7/11-12/15	2,638Bbls	83.70	(736,625)
Crude oil swap	1/11-12/12	500 Bbls	82.20	(15,215)
Crude oil swap	12/11-12/12	500 Bbls	77.50	(22,265)
				$(1,824,156)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company, DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

We entered into a Second Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on August 31, 2012. The Amendment reflects the following changes: i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty (120) days thereafter, and iv) the addition of new leases to the collateral pool.

We entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on November 5, 2012. The Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, iii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

Our current borrowing base is $12.150 million, of which we had borrowed approximately $5.7 million as of September 30, 2012. We intend to conduct an additional borrowing base review in the first quarter of 2013 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase prior to such additional borrowing base review.

Note 7 Equity Transactions

50,000 shares of our common stock were issued to a director as compensation for service.

Note 8 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

The Board of Directors has approved the issuance of (1) 60,000 of our common shares to certain third-parties in exchange for services, and 2) ) options to acquire 25,000 of our common shares to an employee with an exercise price of $0.70 expiring on June 30, 2017 or within three months of employment termination.

On October 5, 2012, the Company entered into a Share Option Agreement, effective as of August 31, 2012, with Enutroff, LLC (the “Owner”), whereby the Company and Owner agreed that in consideration of the Company’s agreement to pay to Owner an option fee in the amount of $151,000 (the “Option Fee Amount”), the Company shall have the option but not the obligation to purchase up to 2,000,000 shares of Common Stock of the Company (the “Option Shares”) from Owner at a cash price of $0.45 per share. Pursuant to this agreement, the Company must exercise at least 500,000 Option Shares during each consecutive calendar quarter, beginning in the first calendar quarter of 2013 and ending in the last calendar quarter of 2013. If the Company does not exercise at least 500,000 Option Shares by the end of any such quarter, then it shall forfeit its right to exercise any additional Option Shares thereafter. The Option Fee Amount shall be paid within five (5) business days of January 1, 2013.

On November 2, 2012 the Board of Directors approved and authorized the Company to expend up to $2.0 million to repurchase shares of the Company’s common stock. The authorization will remain open through December 31, 2013. The Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend upon a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in compliance with applicable regulatory guidelines and to administer the plan in accordance with applicable laws, including Rule 10b-18 of the Securities Act of 1934, as amended.

On November 5, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank. The Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, iii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.enerjexresources.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 508, San Antonio, Texas 78209.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2011:

•	We expect that an additional $650,000 will be contributed to Rantoul Partners by one of its investors on or before December 1, 2012. This contribution would reduce our ownership interest in this general partnership to 75.00%. These contributions are being utilized to develop the assets owned by Rantoul Partners which are located in our Rantoul Project in Eastern Kansas. The $650,000 contribution would represent the final capital contribution in the Partnership.

•	From the inception of Rantoul Partners on October 1, 2011 through October 31, 2012, we have drilled and completed 70 new producing oil wells and 78 new secondary recovery water injection wells in our Cherokee Project located in Eastern Kansas. All of these wells were successful.

•	From January 1, 2012 through October 31, 2012, we have drilled 20 new oil wells and 5 new secondary recovery water injection wells in our Mississippian Project that are not owned by Rantoul Partners.

•	During the third quarter ended September 30, 2012, we drilled and completed 28 new oil wells and 10 new secondary recovery water injection wells on new expansion leases in our Cherokee Project located in Southeast Kansas. The expansion leases are in the same trend as the Rantoul Partners leases. Production from these wells reached 30 gross barrels per day in October 2012 prior to the effect of secondary waterflood operations. Wells drilled on these leases proved up significant reserve value and several additional low risk locations.

•	We continue to monitor and maintain production in our El Toro project in South Texas. Availability of oil field services continue to be stretched as a result of the booming Eagleford Shale play in the area. As a result, we intend to focus our capital program on Kansas projects in the near term while evaluating the possibility of horizontal development of the El Toro project at a later date. Gross production is currently averaging 55 gross barrels per day on this project.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending September 30, 2012 and September 30, 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Production	26,038	19,724	68,986	52,748
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$86.52	$84.87	$89.94	$89.64

Average Production Cost (1)
Per Bbl of oil	$48.69	$58.97	$50.05	$65.18

Average Lifting Costs (2)
Per Bbl of oil	$31.03	$39.95	$31.35	$46.67

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2012	2011		$2012	2011	$
Oil revenues	$2,252,681	$1,673,857	$578,824	$6,204,738	$4,728,198	$1,476,540

Revenues

Oil revenues for the three months and nine months ended September 30, 2012 increased primarily as a result of higher oil production.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2012	2011		$2012	2011	$
Production expenses:
Direct operating costs	$807,887	$787,994	$19,893	$2,162,470	$2,461,978	$(299,508)
Depreciation, depletion and amortization	459,815	375,175	84,640	1,290,334	975,908	314,426
Total production expenses	1,267,702	1,163,169	104,533	3,452,804	3,437,886	14,918

General expenses:
Professional fees	364,519	255,706	108,813	1,037,248	745,638	291,610
Salaries	112,370	150,673	(38,303)	355,750	434,319	(78,569)
Administrative expense	152,117	75,600	76,517	598,043	536,614	61,429
Total general expenses	629,006	481,979	147,027	1,991,041	1,716,571	274,470
Total production and general expenses	1,896,708	1,645,148	251,560	5,443,845	5,154,457	289,388

Income (loss) from operations	355,973	28,709	327,264	760,893	(426,259)	1,187,152

Other income (expense)
Interest expense	(120,922)	(111,472)	(9,450)	(258,529)	(333,977)	75,448
Gain (loss) on derivatives	(1,529,127)	3,188,277	(4,717,404)	161,353	1,916,511	(1,755,158)
Other income (loss)	(1,973)	13,857	(15,830)	20,278	37,900	(17,622)
Total other income (expense)	(1,652,022)	3,090,662	(4,742,684)	(76,898)	1,620,434	(1,697,332)

Net income (loss)	$(1,296,049)	$3,119,371	$(4,415,420)	$683,995	$1,194,175	$(510,180)

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the nine months ended September 30, 2012 decreased compared to the prior year period due primarily to sale of assets, cost reduction measures and increased operating efficiency. Direct operating costs for the three months ended September 30, 2012 increased slightly.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three month and nine months ended September 30, 2012 increased primarily due to higher production.

Professional Fees

Professional fees for the three month and nine months ended September 30, 2012 increased as a result of higher landman fees related to our Cherokee Project leasing activities, higher reserve engineering fees, higher legal fees and higher investment banking fees incurred during 2012. Professional fees were also higher as a result of increased discretionary investor relations activity that primarily occurred during the third quarter ended September 2012.

Salaries

Salaries for the three month and nine months ended September 30, 2012 were slightly lower compared to the prior periods.

Administrative Expenses

Administrative expenses for the three month and nine months ended September 30, 2012 were slightly higher than prior periods.

Interest Expense

Interest expense for the nine months ended September 30, 2012 decreased as a result of reduced borrowing under our Credit Facility. Interest expense for the three months ended September 30, 2012 increased compared to the prior period due to higher borrowings under the Credit Facility.

Gain (Loss) on Derivatives

We incurred a significant loss of $1,529,127 on our derivative contracts in the third quarter of 2012 due to an increase in oil prices. A significant portion of the loss on derivative contracts in the third quarter is related to a non-cash write down of the value of the derivative portfolio.

Net Income (Loss)

Net income for the nine months ended September 30, 2012 was $683,995 compared to net income of $1,194,175 for the nine months ended September 30, 2011.  The decrease in Net Income during the third quarter 2012 compared to the prior year period was primarily a result of the non-cash write down of our derivative portfolio. Increased revenue from production growth and decreased operating expenses per barrel partially offset the decrease in third quarter 2012 Net Income compared to the prior year period. The net loss for the three months ended September 30, 2012 was due primarily to non-cash charges to our derivative portfolio.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We believe that our historical means of meeting our capital requirements will provide us with adequate liquidity to fund our operations and capital program in 2012 and 2013.

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2012	December 31, 2011	Increase / (Decrease)

Current Assets	$3,013,053	$5,357,854	$(2,344,801)

Current Liabilities	$2,727,634	$3,445,595	$(717,961)

Working Capital	$285,419	$1,912,259	$(1,626,840)

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

We entered into a Second Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on August 31, 2012. The Amendment reflects the following changes: i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty (120) days thereafter, and iv) the addition of new leases to the collateral pool.

We entered into a Third Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on November 5, 2012. The Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, iii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

Our current borrowing base is $12.150 million, of which we had borrowed approximately $5.7 million as of September 30, 2012. We intend to conduct an additional borrowing base review in the first quarter of 2013 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase subsequent to that borrowing base review.

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

Significant changes in the number of employees

There have been no significant changes in the number of our employees and we currently have 21 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating expenses, general expenses, and capital costs.

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

On September 13, 2012, we filed a petition seeking recovery of damages arising from the slander of title, tortious interference with contractual relations, and requesting a declaratory judgment to quiet title in the Fourth Judicial District Court, Anderson County, Kansas, against defendants John J. Benge and Northwest Missouri Land Company.  The petition in this action, DD Energy, Inc., v. Benge, et al., alleges, among other things, that the defendants deliberately and intentionally slandered title to prevent the sale of an oil lease in Anderson County, Kansas after negotiations to sell the subject leases to the defendants fell through in 2012.

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

10.43 31.1

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

Date: November 13, 2012

