Form 10-K
period 2012-12-31
EnerJex Resources, Inc.
filed 2013-04-10
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2012

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

Yes   ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $23.4 million based on a share value of $0.70.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 67,836,529shares of common stock, $0.001 par value, outstanding on April 10, 2013.

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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Rantoul Partners, and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a fiscal year-ended December 31, 2012. We have provided definitions for the oil industry terms used in this report in the "Glossary" beginning on page 15 of this report.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to EnerJex Resources, Inc. in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. All of our current operations are conducted through EnerJex Kansas and Black Sable Energy, LLC, and our leasehold interests are held in our wholly-owned subsidiaries DD Energy, Inc., Black Sable Energy, LLC, Working Interest, LLC, and EnerJex Kansas, Inc., and in Rantoul Partners in which we held a 75% general partner interest and which we dissolved as of December 31, 2012.

Significant Developments in 2012

The following briefly describes our most significant corporate developments occurring in 2012:

•	On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC. The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleging, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008. The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000.

•	On March 30, 2012, we amended the Rantoul Partners General Partnership Agreement to provide for the accelerated funding of capital commitments from one of the general partners, among other things. The general partner funded capital commitments of $1,000,000 on April 1, 2012, $1,000,000 on May 1, 2012, and $650,000 on December 1, 2012.

•	On July 10, 2012, we entered into transactions in which we hedged an additional 45,000 barrels of oil and replaced an existing oil hedge that consisted of 27,600 barrels of oil at a price of $62.20. This was completed pursuant to our fixed price swap agreement with BP Corporation North America, Inc. Following this transaction, our outstanding hedges were as follows:

Period of Time	Barrels Per Month	Average Oil Price
July - December 2012	5,600	$82.39
January - December 2013	4,900	$80.00
January - December 2014	4,450	$80.26
January - December 2015	4,000	$81.96

•	On August 15, 2012, we appointed Douglas M. Wright as our Chief Financial Officer.

•	On October 5, 2012, we entered into a Share Option Agreement, effective as of August 31, 2012, with Enutroff, LLC, whereby Enutroff, LLC agreed to grant us an option to purchase up to 2,000,000 shares of common stock from Enutroff, LLC at a cash price of $0.45 per share upon payment of a $151,000 option fee. On December 31, 2012, we entered into a Securities and Asset Purchase Agreement, effective as of November 30, 2012, to exercise the option to purchase 2,000,000 shares of common stock.

•	On November 2, 2012, our Board of Directors approved and authorized the repurchase of up to $2.0 million of our shares of common stock. The authorization remains valid through December 31, 2013.

•	On November 2, 2012, we entered into a Third Amendment to our credit facility with Texas Capital Bank. The Third Amendment i) increased our borrowing base to $12,150,000, ii) clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the fiscal quarter ended December 31, 2011, and iii) added a provision permitting the repurchase of up to 2,000,000 shares of common stock on or before December 31, 2013, subject to certain conditions.

•	During 2012, we drilled 91 oil wells and 86 secondary recovery water injection wells on our Cherokee Project acreage, including 58 oil wells and 67 secondary recovery water injection wells on the Rantoul Partner leases. We drilled two dry holes on expansion acreage in our Cherokee Project area during 2012.

•	During 2012, we drilled 35 oil wells, 14 secondary recovery water injection wells, and one dry hole in our Mississippian project. The dry hole was drilled on the outer edge of our leasehold.

•	On January 24, 2013, all of the general partners mutually agreed to dissolve Rantoul Partners effective December 31, 2012. Working interests in the Rantoul Partners' leases were ratably assigned to each general partner upon dissolution, and the working interests that comprised the assets of Rantoul Partners are now governed by a joint operating agreement. We received a 75% working interest in Rantoul Partners leases upon dissolution, and we concurrently amended our credit agreement with Texas Capital Bank to allow for the dissolution of Rantoul Partners.

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Eastern Kansas and South Texas.

Our total net proved oil reserves as of December 31, 2012 were 2.9 million barrels of oil. Of the 2.9 million barrels of total proved reserves, approximately 53% are classified as proved developed producing and approximately 47% are classified as proved undeveloped.

The total PV10 (present value) of our proved reserves as of December 31, 2012 was approximately $61 million. "PV10" means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 33, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2012.

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. Approximately 44 million barrels of oil were produced in Kansas during 2012. Twenty companies accounted for approximately 35% of the state’s total oil production, with the remaining 65% accounted for by more than 3,500 producers.

In addition to significant historical oil production levels in the region, we believe that a confluence of the following factors in Eastern Kansas and the surrounding region make it an attractive area for oil development activities:

•	Numerous Acquisition Opportunities in Fragmented Markets. The exploration and production business in Eastern Kansas is highly fragmented and consists of many small operators that operate producing oil properties on relatively small budgets. Consequently, numerous acquisition opportunities with drilling and expansion potential exist in the area.

•	Opportunity to Enhance Operational Efficiency of Mature Leases. Many potential acquisition targets include significant opportunities for enhanced operational efficiencies and increased ultimate recoveries of oil through the application of modern engineering technologies, professional approaches to reservoir engineering and operations management, and the potential application of a number of enhanced oil recovery technologies.

•	Opportunity to Reduce Operating Costs per Barrel Through Economies of Scale. A significant portion of expenses at the field level are fixed (primarily labor and equipment). These costs are scalable, and lease operating expenses per barrel may be significantly reduced by increasing production in current areas of operation by drilling low risk development wells, acquiring producing properties in close proximity to existing operations, and utilizing modern enhanced oil recovery technologies.

•	Large Oil Reserves in Place and Relatively Low Exploration Risk. A majority of the oil reserves in Eastern Kansas are present at relatively shallow horizons (most at a depth of less than 3,000 feet) and contain significant volumes of oil in place. These shallow reservoirs often have relatively low reservoir pressure and lack a strong natural drive mechanism. As a result, the ultimate recovery of oil in place can be significantly increased through the application of secondary recovery technologies.

Our Kansas Properties

The table below summarizes our current Eastern Kansas acreage by project name as of December 31, 2012.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
Mississippian Project	2,840	2,556	0	0	2,840	2,556
Cherokee Project	2,419	1,680	7,875	7,050	10,293	8,730
Other	904	874	00	00	904	874
Total	6,163	5,110	7,875	7,050	14,037	12,160

(1)	Net acreage is based on our net working interest as of December 31, 2012.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we owned a 90% working interest in 2,840 gross acres as of December 31, 2012. All of the leases in this project are currently held-by-production (see "Glossary" on page 16 for definition of held-by-production). In addition, we have an agreement in place to acquire a 90% working interest in approximately 1,300 adjacent acres upon fulfilling certain drilling milestones related to our existing acreage in this project. As of December 31, 2012, our Mississippian Project was producing approximately 150 gross barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet. We drilled and completed 35 new oil wells, 14 new water injection wells, and one dry hole in this project during 2012. The dry hole was drilled on the outer edge of our leasehold. Water injection from the new injector wellbores commenced in late 2012, and we anticipate initial increases in oil production from water flood operations within six to nine months. According to the Kansas Geological Survey, the Mississippian formation has cumulatively produced more than 1 billion barrels of oil in Kansas and represents more than 25% of the state's 44 million barrels of annual oil production.

Cherokee Project

Our Cherokee Project is located in Miami and Franklin Counties in Eastern Kansas, where we owned an average working interest of 85% in 10,293 gross acres as of December 31, 2012. As of December 31, 2012, approximately 24% of our acreage position in the Cherokee project was held by production, and numerous low risk development opportunities exist on acreage that is currently undeveloped. A majority of the undeveloped leases have between two and five years remaining in the primary term and we are not currently facing any material lease expiration issues. As of December 31, 2012, our Cherokee Project was producing approximately 250 gross barrels of oil per day from the Squirrel formation at a depth of approximately 600 feet. We drilled 91 new oil wells, 86 new water injection wells, and two dry holes in this project during 2012. The two dry holes were drilled on expansion acreage. The Cherokee Project is located in the prolific Paola Rantoul Field, which according to the Kansas Geological Survey has produced approximately 30 million barrels of oil and currently produces 1,000 barrels of oil per day.

On December 14, 2011, we entered into an agreement with Viking Energy Partners, LLC and FL Oil Holdings, LLC (together the “ Investors ”), effective October 1, 2011, in which we formed a general partnership (“ Rantoul Partners ”) for the purpose of owning and developing certain assets in our Cherokee Project. As part of this agreement, (i) EnerJex contributed certain assets to Rantoul Partners in exchange for an 88.25% ownership interest in Rantoul Partners, and (ii) the Investors contributed $2.35 million to Rantoul Partners in exchange for an 11.75% ownership interest in Rantoul Partners. The Investors contributed an additional $2.65 million throughout 2012, and the entire $5 million of contributed capital was invested in drilling and completion operations on the Rantoul Partners leases by the end of 2012. On January 24, 2013, all of the general partners mutually agreed to dissolve Rantoul Partners effective December 31, 2012. Working interests in the Rantoul Partners leases were ratably assigned to each general partner upon dissolution of Rantoul Partners, and the working interests that comprised the assets of Rantoul Partners are now governed by a joint operating agreement. We received a 75% working interest in the Rantoul Partners leases upon dissolution.

Other

We own an average working interest of 97% in 904 gross acres located in Allen, Anderson, and Linn Counties in Eastern Kansas. As of December 31, 2012, these properties were producing approximately15 gross barrels of oil per day from multiple formations.

The Opportunity in South Texas

Technological advances in the oil industry have made great strides over the last decade, especially in the area of drilling and completion technologies, mainly through horizontal drilling and artificial fracture stimulation. Multiple sizeable oil deposits were discovered in South Texas during previous decades, but operators lacked the technology to economically produce oil from these reservoirs at the time of discovery. The availability of modern completion technologies, coupled with the current attractive oil price environment, provides an opportunity for operators to economically produce oil from reservoirs that were discovered in the past but were not fully developed due to technology and economic constraints.

Our Texas Properties

The table below summarizes our current South Texas acreage by project name as of December 31, 2011.

Project Name	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net (1)	Gross	Net (1)	Gross	Net (1)
El Toro Project	458	183	2,975	1,384	3,433	1,567
Lonesome Dove Project	0	0	1,581	1,581	1,581	1,581
Total	458	183	4,556	2,965	5,014	3,148

(1)	Net acreage is based on our net working interest as of December 31, 2012.

El Toro Project

Our El Toro Project is located in Atascosa and Frio Counties in South Texas. As of December 31, 2012, we owned a weighted average working interest of 46% in 3,433 gross acres, of which the majority is not currently held-by-production. As of December 31, 2012, this project was producing approximately 55 gross barrels of oil per day from the Olmos formation at a depth of approximately 4,500 feet. We did not drill any wells in this project and focused 100% of our capital budget on our Eastern Kansas projects during 2012.

Multiple oil fields surround this project, which combined have produced more than 100 million barrels of oil since the 1950's from the Olmos formation. We believe the El Toro Project acreage was neglected due to its relatively tight (low permeability) reservoir characteristics. Recent advances in stimulation technology have enabled us to drill and complete new oil wells in the El Toro project with a high degree of success. As evidence of this success, we believe that our first two wells in this project produced approximately 100% more oil during the initial 12 months of production than the best well in a directly adjacent field. This directly adjacent field was developed in the 1950’s and has produced approximately 10 million barrels of oil.

We have completed 12 wells in the El Toro Project since 2009 spanning 8 miles. While petrophysical data obtained from these wells has been consistent across the project acreage, production results have been inconsistent. At least 8 of the 12 wells appear to be economic producers, and we intend to conduct more testing on additional wells that are temporarily shut-in. The 3 most recent wells completed in this project have been successful, although the costs and time lag associated with drilling and completing them significantly exceeded our expectations. This is a direct result of the high demand and limited supply of services and equipment available in the El Toro Project area due to the rapidly developing Eagle Ford Shale play. As a result of increasing costs in this project area, we have decided to focus our resources on our Eastern Kansas properties in the near term. We believe the El Toro project is potentially a horizontal drilling candidate, and we intend to study the horizontal drilling potential of this project during 2013.

Lonesome Dove Project

Our Lonesome Dove Project is located in Lee County in South Texas. As of December 31, 2012, we owned a 100% working interest in 1,581 acres targeting the Taylor Sand formation at a depth of approximately 4,000 feet. We do not have any producing wells in this project, and none of the acreage is held-by-production. Our working interest in the Lonesome Dove Project is reduced to 10% at depths below the Taylor Sand, although we have an agreement with the majority owner of the deep rights wherein we may receive a 15% carried working interest in the first deep well drilled on this acreage at no cost to us. Deeper prospective horizons underlying this acreage include the Eagle Ford Shale and the Austin Chalk formation. We are facing material lease expirations in this project during 2013, and we do not currently have plans to drill any of the Lonesome Dove acreage in the near term.

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

We continually evaluate new oil opportunities in Eastern Kansas and South Texas and plan to evaluate joint venture opportunities with partners who would contribute capital and or operational expertise to develop leases that we currently own or would acquire as part of a joint venture arrangement. This economic strategy is anticipated to allow us to expand our existing operations at attractive terms.

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

Our Board of Directors has implemented a crude oil hedging strategy that will allow management to hedge the majority of our net production.

Drilling Activity

The following table sets forth the results of our drilling activities, including both oil production and water injection wells that were drilled and completed during the year ended December 31, 2012 and the year ended December 31, 2011.

Drilling Activity
	Gross Wells			Net Wells (1)
Fiscal Year	Total	Successful	Dry	Total	Successful	Dry

2011 - Exploratory	6	0	6	3.4	0	3.4
2012 - Exploratory	-2-	-0-	-2-	-1.8-	-0-	-1.8-

2011 - Development	97	97	0	79.3	79.3	0
2012 - Development	227	226	1	172.6	171.7	0.9

(1)	Net wells are based on our net working interest at the end of each respective year.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the year ended December 31, 2012 and 2011, the average sales prices, average production costs and direct lifting costs per unit of production.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Production
Oil (Bbl)	96,842	71,729
Average Sales Prices
Per Bbl of oil	$87.74	$87.63
Average Production Cost (1)
Per Bbl of oil	$47.95	$63.77
Average Lifting Costs (2)
Per Bbl of oil	$32.03	$47.96

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses (including price a price differentials) and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization, but does include transportation costs, which is paid to our purchaser as a price differential.

Results of Oil Producing Activities

The following table shows the results of operations from our oil producing activities from the year ended December 31, 2012 and 2011. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Production revenues	$8,496,519	$6,285,411
Production costs	(3,102,321)	(3,440,228)
Depreciation, depletion and amortization	(1,541,069)	(1,128,712)
Results of operations for producing activities	$3,853,129	$1,716,471

Active Wells

The following table sets forth the number of wells that were actively producing oil or injecting water in which we owned an interest as of December 31, 2012.

	Active
Project	Gross Oil	Net Oil (1)
El Toro Project	12	4.8
Mississippian Project	173	155.7
Cherokee Project	552	410.5
Other	125	109.8
Total	862	680.8

(1)	Net wells are based on our net working interest as of December 31, 2012.

Reserves

Proved Reserves

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2012 was $60.8 million, versus $53.2 million as of December 31, 2011. Of the 2.9 million net barrels of total proved reserves at December 31, 2012, approximately 53% are classified as proved developed and approximately 43% are classified as proved undeveloped. See "Glossary" on page 17 for our definition of PV10.

 Based on an average net oil price of $84.21 per barrel, and applying an annual discount rate of 10% to the future net cash flow, the estimated PV10 of the 2.9 million barrels, before tax, is calculated as set forth in the following table:

Summary of Proved Oil Reserves

as of December 31, 2012

Proved Reserves Category	Gross STB (1)	Net STB (2)	PV10 (3) (before tax)
Proved, Developed Producing	2,398,400	1,546,300	34,737,900
Proved, Undeveloped	1,951,600	1,380,800	26,108,400
Total Proved	4,350,000	2,927,100	60,846,300

(1)	STB = one stock-tank barrel.
(2)	Net STB is based upon our net revenue interest, including any applicable reversionary interest.
(3)	See "Glossary" on page 17 for our definition of PV10 and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 33 for a reconciliation to the comparable GAAP financial measure.

Oil Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil reserves with, or include such information in reports to any federal authority or agency, other than the SEC, during the year ended December 31, 2012.

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

Sale of Oil

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2012 we sold oil to Coffeyville Resources, Plains Marketing LP, and Sunoco, Inc. on a month-to-month basis (i.e., without a long-term contract). We also have an ISDA master agreement and a fixed price swap with BP through December 31, 2015. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries. In addition, our Board of Directors has implemented a crude oil hedging strategy that will allow management to hedge the majority of our net production in an effort to mitigate our exposure to changing oil prices in the intermediate term.

Secondary Recovery and Other Production Enhancement Strategies

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation, often assisted by pumps of various types. The only natural force present to move the crude oil to the wellbore is the pressure differential between the higher pressure in the formation and the lower pressure in the wellbore. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, permeability, viscosity and water saturation. This stage of production is referred to as "primary production”, which typically only recovers 5% to 15% of the crude oil originally in place in a producing formation.

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

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil pipelines, and general fluctuations of global and domestic supply and demand. We have currently entered into two month-to-month sales contracts with Coffeeville Resources, Plains Marketing LP, and Sunoco, Inc., and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

Research and Development Activities

We have not spent a material amount of time or money in the last two years on research and development activities.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended ("CERCLA"), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous”, such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended ("Clean Water Act"), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as "SPCC plans”, in connection with on-site storage of greater than threshold quantities of oil. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

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

Personnel

We currently have 20 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 4040 Broadway, Suite 508, San Antonio, Texas 78209, under a lease which expires in August 2016.   We also have a field office located at 2038 South Princeton St. Suite B, Ottawa, Kansas, 66067. We have corporate office space under lease at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210 that expires September 30, 2013. We are currently not occupying or operating out of this space and we have subleased the space to a third party.

GLOSSARY

Term	Definition

Barrel (Bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to "bbl".

Basin	A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.

Carried Working Interest	The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion/Completing	A well-made ready to produce oil.

Development	The phase in which a proven oil field is brought into production by drilling development wells.

Development Drilling	Wells drilled during the Development phase.

Division Order	A directive signed by the royalty owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner and other working interest owners. The Division Order generally includes the decimal interest, a legal description of the property, the operator's name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner or working interest owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil may be produced.

Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration	The phase of operations which covers the search for oil generally in unproven or semi-proven territory.

Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.

Farm Out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Fixed Price Swap	A derivative instrument that exchanges or "swaps" the "floating" or daily price of a specified volume of oil over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gathering Line/System	Pipelines and other facilities that transport oil from wells and bring it by separate and individual lines to a central delivery point for delivery into a transmission line or mainline.

Gross Acre	The number of acres in which the Company owns any working interest.

Gross Producing Well	A well in which a working interest is owned and is producing oil. The number of gross producing wells is the total number of wells producing oil in which a working interest is owned.

Gross Well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil property under lease, in which the lease continues to be in force, because of production from the property.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-Fill Wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.

Oil Lease	A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil. An oil lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs	The expenses of producing oil from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil.

Net Acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.

Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.

Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other nonoperating interests have been taken out of production for a well(s).

Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners' behalf.

Overriding Royalty	Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Pooled Unit	A term frequently used interchangeably with "Unitization" but more properly used to denominate the bringing together of small tracts sufficient for the granting of a well permit under applicable spacing rules.

Probable Reserves	Probable reserves are additional reserves that are less certain to be recovered than proved reserves but which, together with Proved reserves, are as likely as not to be recovered.

Proved Developed Reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

Proved Developed Non-Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells or from future production increases resulting from the effects of waterflood operations.

Proved Reserves	Proved reserves are estimated quantities of crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved Undeveloped Reserves	Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a)(2-4) of Regulation S-X.

PV10	PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" on page 33 for a reconciliation to the comparable GAAP financial measure.

Re-completion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reservoir	The underground rock formation where oil has accumulated. It consists of a porous rock to hold the oil, and a cap rock that prevents its escape.

Reservoir Pressure	The pressure at the face of the producing formation when the well is shut-in. It equals the shut-in pressure at the wellhead plus the weight of the column of oil in the well.

Secondary Recovery	The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are natural gas injection and waterflooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Shut-In Well	A well which is capable of producing but is not presently producing. Reasons for a well being shut-in may be lack of equipment, market or other.

Stock Tank Barrel or STB	A stock tank barrel of oil is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped Acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil reservoir pool their individual interests in return for an interest in the overall unit.

Waterflood	The injection of water into an oil reservoir to "push" additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a waterflood.
Water Supply Wells	A well in which fluids are being produced for use in a water injection well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil.

ITEM 1A. RISK FACTORS.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the oil industry. The following discusses some of the key inherent risk factors that could affect our business and operations. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

 Declining economic conditions and worsening geopolitical conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 5 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.   The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.

In addition, actual and attempted terrorist attacks in the United States, Middle East, Southeast Asia and Europe, and war or armed hostilities in the Middle East, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate the volatility and disruption to the financial markets and economy. The situation in Iraq and Afghanistan, tension over Iran's nuclear program, and more recently the events in Libya,  Tunisia and Egypt that resulted in changes to long-standing regimes and other regimes in the Middle East and North Africa have led to further instability in the worldwide economy.

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

We have sustained losses in the past, and our future profitability is subject to many risks inherent in the oil production industry.

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

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or may be available only on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of the securities held by our existing stockholders.

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

Approximately 47% of our total proved reserves as of December 31, 2012 consist of undeveloped reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2012 was $60.8 million, versus $53.2 million as of December 31, 2011.   Of the 2.9 million net barrels of oil at December 31, 2012, approximately 53% are proved developed producing, and approximately 47% are proved undeveloped. See "Glossary" on page 17 for our definition of PV10.

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

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2012 were prepared by MHA Petroleum Consultants LLC, an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by MHA Petroleum Consultants LLC in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

The oil business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;
•	reductions in oil prices;
•	limitations in the market for oil;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	oil quality issues;
•	pipe, casing, cement or pipeline failures;
•	natural disasters;
•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;
•	compliance with environmental and other governmental requirements; and
•	uncontrollable flows of oil or well fluids

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

Developing and exploring for oil involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of an oil well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through December 31, 2012 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

The oil exploration, development and production business is a capital-intensive undertaking. In order for us to be successful in acquiring, investigating, developing, and producing oil from our current mineral leases and other leases that we may acquire in the future, we will need to generate an amount of capital in excess of that generated from our results of operations. In order to generate that additional capital, we may need to obtain an expanded debt facility and issue additional shares of our equity securities. There can be no assurance that we will be successful in either obtaining that expanded debt facility or issuing additional shares of our equity securities, and our inability to generate the needed additional capital may have a material adverse effect on our prospects and financial results of operations. If we are able to issue additional equity securities in order to generate such additional capital, then those issuances may occur at prices that represent discounts to our trading price, and will dilute the percentage ownership interest of those persons holding our shares prior to such issuances. Unless we are able to generate additional enterprise value with the proceeds of the sale of our equity securities, those issuances may adversely affect the value of our shares that are outstanding prior to those issuances.

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

We depend on a small number of customers for all, or a substantial amount of our sales. If these customers reduce the volumes of oil they purchase from us, our revenue and cash flow will decline to the extent we are not able to find new customers for our production.

We currently sell oil to two purchasers in Eastern Kansas: Coffeyville Resources and Plains Marketing, LP. There are approximately five potential purchasers of oil in Easter Kansas, and it is not likely that there will be a large pool of available purchasers. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

We currently sell oil to Sunoco, Inc. in South Texas. The number of purchasers in South Texas are numerous, but increased production volumes from extensive shale drilling activity in the area may result in reduced purchases by various of our purchasers.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil, we have entered into derivative arrangements through December 31, 2015 for volumes up to 160 barrels of oil per day that could result in both realized and unrealized hedging losses. As of December 31, 2012, we had incurred realized and unrealized gain of approximately $56,000. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil prices we realize in our operations.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, while we believe our existing derivative activities are with creditworthy counterparties, deterioration in the credit markets may cause a counterparty not to perform its obligation under the applicable derivative instrument or impact their willingness to enter into future transactions with us. If that occurred, then any hedging arrangement with such counterparty would not provide any effective hedge against changes in market conditions.

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

To accelerate our development efforts we may take on working interest partners who will contribute to the costs of drilling and completion operations and then share in any cash flow derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and could significantly reduce our operating revenues.

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

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil production activities. We may also be exposed to the risk of costs associated with Kansas Corporation Commission and / or the Texas Railroad Commission requirements to plug orphaned and abandoned wells on our oil leases from wells previously drilled by third parties. In addition, we may indemnify sellers or lessors of oil properties for environmental liabilities they or their predecessors may have created. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs, liens and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

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

In December 2008, the SEC issued new regulations for oil reserve reporting were effective for years ending on or after December 31, 2009.  One of the key elements of the new regulations relate to the commodity prices which are used to calculate reserves and their present value.  The new regulations provide for disclosure of oil reserves evaluated using annual average prices based on the prices in effect on the first day of each month rather than the current regulations which utilize commodity prices on the last day of the year.

There was no impairment for the year ended December 31, 2012 or for the year ended December 31, 2011.

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

On December 31, 2012, approximately $8,500,000 of bank loans were outstanding. If we defaulted in our obligations with respect to the secured debt, the lenders may enforce their rights as secured parties and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and, therefore, adversely affect our business.

On November 2, 2012, we entered into a Third Amendment to our Credit Facility with the Texas Capital Bank that increased our borrowing base to $12,150,000. As of December 31, 2012, we had total indebtedness of $8,500,000 under the Credit Facility.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

•	our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;
•	being forced to use cash flow to reduce our outstanding balance as a result of an unfavorable borrowing bas redetermination;
•	our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service our indebtedness;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	placing us at a competitive disadvantage as compared to our competitors that have less leverage;
•	our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation;
•	our ability to, or increasing the cost of, refinancing our indebtedness; and
•	our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

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

The Credit Facility also contains various affirmative covenants with which we are required to comply.  We were in compliance with these covenants as of December 31, 2012. We may be unable to comply with some or all of these covenants in the future. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities; our indebtedness under these agreements would be in default and repayment of debt could be accelerated by our lenders.   If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We do not expect to pay dividends to holders of our common stock because of the terms of our debt facility, the terms of our Series A preferred stock, and our need to reinvest cash flow from operations in our business.

It is unlikely that we will pay any dividends to the holders of our common stock in the foreseeable future. The terms of our debt facility require that the lender approve any such distributions, and the lender is unlikely to provide that consent so long as we have significant unpaid indebtedness outstanding. In addition, in the transactions that closed as of December 31, 2010, we issued shares of Series A preferred stock. The terms of that Series A preferred stock require that we pay to the holders of those shares cumulative distributions of $4,779,460 before making any distributions to the holders of our common stock, unless we concurrently pay to holders of Series A preferred stock a dividend in like amount, on an as-converted-to-common stock basis . Those distributions to the holders of our Series A preferred stock are to be made from one-third of our available adjusted cash from operations, which is our net cash flow from operations less principal repaid to our lender. We presently are unsure how many calendar quarters of operations we will need in order to complete the preferential payments due to the holders of our Series A preferred stock. Even after we complete those distributions, we are likely to elect to retain and reinvest any available cash flow from operations, rather than funding dividend distributions to holders of our common stock.

There are a limited number of stockholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to stockholders for approval, which may conflict with our interests and the interests of other stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 45,181,037 shares or 66.6%, of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2012, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

Two of our Directors, R. Atticus Lowe and Lance Helfert, serve on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management is the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Asset Management's principals also manage Montecito Venture Partners, LLC. West Coast Opportunity Fund and Montecito Venture Partners, LLC together beneficially own 42.8% of our common stock and 50.6% of our Series A preferred stock.

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

Our large stockholders may have interests that differ from those of other stockholders.

As stated above, West Coast Opportunity Fund and Montecito Venture Partners, affiliates of our Directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2012, 42.8% of our outstanding common stock and 50.6% of our outstanding Series A preferred stock.

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

These stockholders' significant ownership of our voting stock may enable them to influence or effectively control us.

The holders of our outstanding shares of Series A Preferred Stock have dividend, conversion and other rights not shared with common stock holders.

As of April 10, 2013, we had 67,836,529 shares of our common stock issued and outstanding, as well as 4,779,460 shares of our Series A preferred stock issued and outstanding.

So long as any shares of Series A preferred stock are outstanding, we are required to declare dividends each calendar quarter in an aggregate amount equal to one-third of our adjusted net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to our institutional lenders and any other secured creditors. This right restricts our ability to use a portion of our net cash flow for other purposes such as developing our assets, strategic acquisitions, and dividends, and has other important consequences to us, including the potential to adversely affect:

•	our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy, or other general corporate purposes;
•	our ability to use a portion of our operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to pay dividends;
•	our ability to capitalize on business opportunities and to react to competitive pressures and changes in government regulation; and;
•	our ability to, or increasing the cost of, refinancing our indebtedness

In addition, we cannot declare any dividends with regard to our common stock unless we concurrently pay to holders of Series A preferred stock a dividend in like amount, on an as-converted to common stock basis.

The Series A preferred stock is convertible into 4,779,460 shares of our common stock, and the Series A preferred stock, by its terms, shall convert into common stock on a one-to-one basis (subject to adjustment) once we have paid cumulative dividends of $4,779,460 with regard to such Series A preferred stock. To date, we have paid cumulative dividends of $489,960 to the holders of our Series A preferred stock, and the holders of those shares are entitled to receive an additional $4,289,000 of distributions prior to the conversion of those Series A preferred stock to common stock. The Series A preferred stock is convertible into common stock on a one-for-one basis, and upon conversion of the shares of Series A preferred stock, the common stock issued upon conversion would represent approximately 6.6% of our outstanding common stock. This would dilute the holdings of our existing common stockholders.  In addition, the preferred stockholders vote together with our common stockholders, as a single class on an as-converted-to basis.

Furthermore, in the event of liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common stockholders equal to the liquidation amount of the preferred stock before any distributions would be made to our common stockholders.  The current total liquidation amount of our Series A preferred stock is approximately $4,289,500, so the preferred shareholders would be entitled to receive that amount before any distributions could be made to common stockholders.

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

Our articles of incorporation authorize the Board of Directors to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.   The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, or debt instruments that may be convertible into common or preferred stock, may have the effect of diluting one's investment.

Our common stock is traded on an illiquid market, making it difficult for investors to sell their shares.

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "ENRJ," but trading volume has been minimal. Therefore, the market for our common stock is limited. The trading price of our common stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

The price of our common stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our common stock develops, the market price of our common stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. Many factors beyond our control, including but not limited to the following factors could affect our stock price:

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

Companies trading on the OTCBB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA, which regulates trading on the OTC Bulletin Board, has enacted Rule 6530, which determines eligibility of issuers quoted on the OTCBB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTCBB for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTCBB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this transition report, there are no materials pending legal proceedings to which we are a party or to which any of our property is subject.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock currently trades on the OTC: BB under the symbol "ENRJ." Our common stock has traded infrequently on the OTC: BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two years. Therefore, the following table lists the quotations for the high and low sales prices of our common stock for the year ended December 31, 2011 and for the year ended on December 31, 2012. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions. The market price of our common stock has been volatile. For an additional discussion, see "Item 1A: Risk Factors" of this Annual Report on Form 10-K.

	High	Low
Year Ended December 31, 2011
Quarter ended March 31, 2011	$1.30	$0.30
Quarter ended June 30, 2011	$1.28	$0.63
Quarter ended September 30, 2011	$0.85	$0.20
Quarter ended December 31, 2011	$0.90	$0.22
Year Ended December 31, 2012
Quarter ended March 31, 2012	$0.90	$0.70
Quarter ended June 30, 2012	$0.78	$0.60
Quarter ended September 30, 2012	$0.74	$0.60
Quarter ended December 31, 2012	$0.73	$0.46

As of April 10, 2013, there were 1,242 holders of record of our common stock, and 15 holders of record of our Series A preferred stock.

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

We had previously granted 238,500 options under this plan. On August 3, 2009, we exchanged all 238,500 outstanding options for 59,700 shares of our restricted common stock. In addition, we granted 151,750 shares of restricted common stock under the Stock Incentive Plan to employees for fiscal 2009 bonuses and 59,300 shares to our officers and directors for the prior rescission of stock options in fiscal 2008. There are currently 900,000 options outstanding under this plan. We approved the issuance 785,000 additional options to new employees.

Stockholder Approval of New Stock Incentive Plan

Because there are not available under our existing 2000/2001 Stock Option Plan or our 2002-2003 Stock Option Plan sufficient shares to cover options that we intend to grant, and because those existing plans are dated and would not allow us to grant tax-qualified incentive stock options, we intend to seek stockholder approval of a new stock incentive plan and to reserve thereunder up to approximately 5,000,000 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. We have entered into an agreement with Douglas M. Wright, our chief financial officer, that if he is employed with us when that plan has been approved by our stockholders, then we will grant to him under the new stock incentive plan an option for the purchase of 750,000 shares of stock, subject to a vesting arrangement.

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

Recent Sales of Unregistered Securities

The Board of Directors authorized the issuance of the following share amounts: i) 40,000 shares of common stock to an employee of the company as a bonus for services, ii) 60,000 shares to an investor relations firm in exchange for services, and iii) 75,000 shares to a director of the Company for services rendered to the Board of Directors.

Issuer Purchases of Equity Securities

Effective November 30, 2012, we purchased 2,000,000 shares of stock from a stockholder of the Company for $323,035 in cash (including an option payment we previously made to the selling stockholder) and a note payable in the amount of $825,000 bearing an interest rate of 0.24% per year.

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

Results of Operations

The following table presents selected information regarding our operating results from continuing operations.

Income:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Difference
Oil revenues(1)	$8,469,519	$6,285,411	$2,184,108
Average price per barrel	$87.74	$87.63	$0.11
Expenses:
Direct operating costs(2)	$3,102,321	$3,671,228	$(568,907)
Depreciation, depletion and amortization (3)	1,541,069	1,128,712	412,357
Total production expenses	4,643,390	4,799,940	(156,550)
Professional fees(4)	1,483,720	1,453,386	30,334
Salaries(5)	601,533	502,924	98,609
Depreciation on other fixed assets	92,398	15,731	76,667
Administrative expenses(6)	808,836	945,013	(136,177)
Total expenses	$7,629,877	$7,716,994	$(87,117)

(1) 2012 revenues increased 35% to $8.5 million from $6.3 million during fiscal year 2011. Revenues increased due to increased production sales volume. Production sales increased 35% to 96,842 net barrels of oil sold during 2012 compared to production sales of 71,729 in 2011. Production sales increased as a result of the 2012 drilling program in the Cherokee and Mississippian project areas. Realized prices increased slightly to $87.74during 2012 compared to realized prices of $87.63 during 2011.

(2) 2012 lease operating expenses decreased 10% to $3.1 million from $3.7 million during 2011. Lease operating expenses decreased due to several factors, including the sale of non-core properties in December 2011, and due to increased leveraging of fixed costs associated with the Cherokee project operations. Lease operating expenses per barrel decreased 33% to $32.03 in 2012 from $47.96 per barrel in 2011. Lease operating expenses include transportation expenses, which are paid to our purchasers as part of our price differential.

(3) 2012 depletion expense increased 45% to $1.6 million compared to $1.1 million FY2011. Depletion expense increases are primarily a result of increased production levels.

(4) 2012 professional fees were $1.5 million, unchanged from $1.5 million during 2011. Professional fees decreased as a result of reduced legal fees and investment banking fees associated with the capital raising transactions in 2011. The decrease was offset by increases in consulting fees, engineering fees, legal fees, and audit fees incurred in 2012.

(5) 2012 salaries and wages expenses increased 20% to $0.6 million compared to $0.5 million of salaries and wages expense incurred during 2011. Salaries and wages increased due to the addition of employees during 2012.

(6) 2012 administrative expenses decreased 14% to $0.8 million compared to $1.0 million during 2011. Administrative expenses decreased as a result of management's focus on controlling and reducing extraneous expenses.

Reserves

Proved Reserves	Year Ended December 31, 2012	Year Ended December 31, 2011
Total proved PV10 (present value) of reserves	$60,846,300	$53,249,030
Total proved reserves (Bbl)	2,927,000	2,714,150
Average Price (per Bbl)	$84.21	$89.30

Of the 2.9 million barrels of oil at December 31, 2012, approximately 53% are categorized as proved developed producing and approximately 47% are categorized as proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2012. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by MHA Petroleum Consultants LLC, our independent petroleum consultants. For additional information regarding our reserves, please see Note 15 to our audited financial statements as of and for the fiscal year ended December 31, 2012.

Summary of Proved Oil Reserves

as of December 31, 2012

Proved Reserves Category	Gross	Net	PV10 (before tax) (1)
Proved, Developed Producing Oil (stock-tank barrels)	2,398,400	1,546,300	$34,737,900
Proved, Undeveloped Oil (stock-tank barrels)	1,951,600	1,380,800	$26,108,400
Total Proved Reserves Oil (stock-tank barrels)	4,350,000	2,927,000	$60,846,300

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." We believe PV10 to be an important measure for evaluating the relative significance of our oil properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

	As of December 31, 2012	As of December 31, 2011
PV10(before tax)	$61,206,000	$53,249,030
Future income taxes, net of 10% discount	(12,333,000)	(9,602,125)
Standardized measure of discounted future net cash flows	$48,873,000	$43,646,905

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We believe that our historical means of meeting our capital requirements will provide us with adequate liquidity to fund our operations and capital program in 2013.

The following table summarizes total current assets, total current liabilities and working capital at year ended December 31, 2012, as compared to the year ended December 31, 2011.

The working capital deficit as of December 31, 2012 includes approximately $492k of accounts payable to Hush Blackwell LLP, which are currently in dispute. The working capital deficit also includes an $825,000 promissory note related to the common stock and asset repurchase from Enutroff, LLC. The promissory note will fully amortize during 2013 and is therefore considered a current liability.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Difference
Current Assets	$3,382,621	$5,357,854	$(1,975,233)
Current Liabilities	$4,381,712	$3,445,596	$(936,116)
Working Capital (deficit)	$(999,091)	$1,912,258	$(2,911,349)

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

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment: (i) reflected the Borrowing Base in effect as of the Second Amendment Closing Date is $7,000,000 relative to the Proved Reserves attributable to the Borrowing Base Oil and Gas Properties and the Monthly Borrowing Base Reduction is $0.00 and (ii) reduced the minimum interest rate to 3.75%. In addition, the Second Amendment added additional leases as collateral for the loan.

On November 2, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement with the Texas Capital Bank. The Third Amendment reflects the Borrowing Base in effect as of the Third Amendment Closing Date to be $12,150,000 relative to the Proved Reserves attributable to the Borrowing Base Oil and Gas Properties and the Monthly Borrowing Base Reduction to be $0.00. In addition, the Third amendment clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the fiscal quarter ended December 31, 2011.

On January 24, 2013, we entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with Texas Capital Bank. By executing the Fourth Amendment, Texas Capital Bank consented to the Restructuring Transactions related to the dissolution of Rantoul Partners. In addition, under the Fourth Amendment, Texas Capital Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of Texas Capital Bank.

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

We currently have 20 full-time employees including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates.

Our accounting policies and estimates that are critical to our business operations and understanding of our results of operations include those relating to our oil properties, asset retirement obligations and the value of share-based payments. This is not a comprehensive list of all of the accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for our judgment in the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and we may use significant judgment in the application; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

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

As of December 31, 2012, 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

Weaver, Martin & Samyn LLC, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Robert G. Watson, and our Chief Financial Officer, Douglas M. Wright, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, Mr. Watson and Mr. Wright concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Name	Age	Position	Board Committee(s)
Robert G. Watson, Jr.	36	President, Chief Executive Officer, and Director	None.
Ryan A. Lowe	32	Director, Senior Vice President of Corporate Development	Audit
James G. Miller	64	Director	Audit; Compensation, Nominating
Lance W. Helfert	39	Director	Compensation, Nominating
Douglas M. Wright	60	Chief Financial Officer	None

Robert G. Watson, Jr.  Mr. Watson has served as President, Chief Executive Officer, and Secretary of the Company since December 31, 2010. Prior to joining the Company, Mr. Watson co-founded Black Sable Energy, LLC approximately three (3) years ago and served as its Chief Executive Officer. During his tenure at Black Sable, Mr. Watson was responsible for the company's acquisition and development of two grassroots oil projects in South Texas, both of which have been partnered with larger oil and gas companies on a promoted basis. Prior to founding Black Sable, he was a Senior Associate at American Capital, Ltd. (NASDAQ: ACAS), a publicly traded private equity firm and global asset manager with $18 billion in capital resources under management. Mr. Watson began his career in the Energy Investment Banking Group at CIBC World Markets and subsequently founded and served as the Managing Partner of Centerra Energy Partners.

R. Atticus Lowe. Mr. Lowe is the Chief Investment Officer of West Coast Asset Management, Inc., a registered investment advisor that has invested more than $200 million in the oil and gas industry on behalf of its principals and clients during the past 10 years. Mr. Lowe serves as a Director and Chairman of the Audit Committee for Black Raven Energy, Inc., a privately held oil and gas company headquartered in Denver, CO. He is a CFA charter holder and a co-author of The Entrepreneurial Investor, a book Published by John Wiley & Sons. Mr. Lowe has also been profiled in Oil and Gas Investor magazine and Value Investor Insight, and he has been a featured speaker at the Value Investing Congress in New York and California.

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

Lance W. Helfert. Mr. Helfert is the President and a co-founder of West Coast Asset Management, Inc. (WCAM), an equity and alternative asset manager located in Montecito, California. Mr. Helfert is the head of the investment committee and Board of Directors and steers WCAM' investment strategies. Prior to co-founding WCAM, he managed a portfolio of more than $1 billion at Wilshire Associates and was involved in a full range of financial strategies at M.L. Stern & Co. Mr. Helfert is a co-author of The Entrepreneurial Investor, published by John Wiley & Sons, and has been featured in Kiplinger's Personal Finance, Forbes, Barron's, Fortune Magazine, and the Market Watch for his unique market prospective. Mr. Helfert is also a frequent guest commentator on CNBC and Fox Business networks, and has been a speaker at the Value Investing Congress in New York and California. Mr. Helfert has served on the Board of Directors for Junior Achievement of Southern California and the Tri-Counties Make-A-Wish Foundation.

Douglas M. Wright. Mr. Wright has served as Chief Financial Officer of the Company since August 15, 2012. He is a Certified Public Accountant with more than 25 years of management experience. Most recently, he served as the Corporate Controller and Chief Accounting Officer of Nations Petroleum Company, Ltd., from 2006 to present. Nations Petroleum is a privately held multi-national oil and gas company that grew the production of its core U.S. asset from 300 barrels of oil per day (BOPD) to approximately 5,000 BOPD over a five year period before selling it to Occidental Petroleum, Inc. In this role, Mr. Wright built the company's accounting staff and developed its financial accounting and reporting procedures while arranging $250 million of mezzanine financing.  In 2005 to 2006, he served as a Manager of Financial Reporting for Noble Energy, Inc., where he was responsible for Securities and Exchange Commission (SEC) reporting related to its $3.4 billion acquisition of Patina Oil & Gas Corp. Mr. Wright also served in various managerial roles from 1986 to 1996 at Oryx Energy Co., which was purchased by Kerr McGee Corp. for $3.1 billion in 1999. During his tenure at Oryx, he was responsible for preparing the company's SEC filings and led its corporate planning department. Mr. Wright began his career at Deloitte & Touche where he served as a manager from 1977 to 1986 and was the firm's designated specialist in the energy field. In this role he was responsible for accounting and audit services of major public corporations.

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

Meetings of the Board

Our board met 5 times during the fiscal year ended December 31, 2012. Each director attended 75% or more of the meetings of the board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.  A number of matters decided by the Board of Directors were done by Unanimous Written Consent in lieu of meeting.

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

The Audit Committee met 5 times during the fiscal year ended December 31, 2012.

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

Report of The Audit Committee Of The Board

The Company's management is responsible for preparing our financial statements and ensuring they are complete and accurate and prepared in accordance with generally accepted accounting principles. Weaver, Martin & Samyn, LLC, our independent registered public accounting firm, is responsible for performing an independent audit of our consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles.

The Audit Committee has reviewed and discussed with our management the audited financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("10-K").

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

Submitted by the following members of the Audit Committee:

James G. Miller (Chairman)

R. Atticus Lowe

 Governance, Compensation and Nominating Committee

The governance, compensation and nominating committee is comprised of Messrs, Miller, and Helfert.  Mr. Miller serves as the chairman of the governance, compensation and nominating committee.  The governance, compensation and nominating committee is responsible for, among other things: (i) identifying, reviewing, and evaluating individuals qualified to become members of the board, (ii) setting the compensation of the chief executive officer and chief financial officer, and (iii) performing other compensation oversight, reviewing and recommending the nomination of board members, and administering our equity compensation plans.

A majority of the members of the governance, compensation and nominating committee are not independent.

The governance, compensation and nominating committee met 3 times during fiscal year ended December 31, 2012.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. Our Code of Ethics was filed as Exhibit 99.6 to the Annual Report on Form 10-KSB for the year ended March 31, 2007 which was filed on June 13, 2007. A copy of our Code of Business Conduct and Ethics will be provided to any person, without charge, upon request. It is available on our website: enerjexresources.com, or you may contact Robert G. Watson at 210-451-5545 to request a copy of the Code or send your request to EnerJex Resources, Inc., Attn: Robert G. Watson, 4040 Broadway, Suite 508, San Antonio, Texas 78209. If any substantive amendments are made to the Code of Business Conduct and Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code to any of our officers and directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2012, and the year ended December 31, 2011 for our chief executive officer and principal financial officer. We did not have any other executive officers as of the end of 2012 whose total compensation exceeded $100,000. We refer to these persons as our named executive officers elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Robert G. Watson	2012	$150,000	$-	$-	$-	$150,000
President, Chief Executive Officer and Principal Financial Officer

Douglas M. Wright	2012	$140,000	$-	$-	$-	$140,000
Chief Financial Officer

Robert G. Watson	2011	$150,000	$-	$-	$-	$150,000
President, Chief Executive Officer and Principal Financial Officer

(11)	Douglas M. Wright was hired on August 15, 2012, and the compensation figures in the table above represent his annual compensation rates.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of the fiscal year ended December 31, 2012.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert G. Watson, Jr.	2011	-0-	-0-	900,000	$0.40	12/31/2015

Option Exercises for fiscal 2012

There were no options exercised by our named executive officers in 2012. See "Securities Authorized for Issuance under Equity Compensation Plans" for a description of our outstanding equity compensation plans.

Because there are not available under our existing 2000/2001 Stock Option Plan or our 2002-2003 Stock Option Plan sufficient shares to cover options that we intend to grant, and because those existing plans are dated and would not allow us to grant tax-qualified incentive stock options, we intend to seek stockholder approval of a new stock incentive plan and to reserve thereunder up to approximately 5,000,000 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. We have entered into an agreement with Douglas M. Wright, our Chief Financial Officer, that if he is employed with us when that plan has been approved by our stockholders, then we will grant to him under the new stock incentive plan an option for the purchase of 750,000 shares of stock, subject to a vesting arrangement.

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

Douglas M. Wright – Chief Financial Officer

On August 15, 2012, the Company and Douglas M. Wright, entered into an Employment Agreement pursuant to which (i) we will employ Mr. Wright as our chief financial officer for a term ending on December 31, 2013, (ii) we will pay to Mr. Wright base compensation of $140,000 plus such discretionary cash bonus as our chief executive officer determines to be appropriate, and (iii) if we terminate Mr. Wright's employment without "Cause" (as defined in the Employment Agreement), then we will pay to Mr. Wright $32,500 as severance pay after six (6) months of employment.

Potential Payments Upon Termination or Change in Control

We entered into employment agreements with our chief executive officer and chief financial officer, which could result in payments to such officers because of their resignation, incapacity or disability, or other termination of employment with us or our subsidiaries, or a change in control, or a change in their responsibilities following a change in control.

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2012 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards (2) $	All Other Compensation $	Total $
James G. Miller	$-0-	$45,000	$-0-	$-0-	$45,000
Lance W. Helfert	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 67,836,529shares of outstanding common stock.

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

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Robert G. Watson, Jr., CEO/President and Director (3)	4,675,000	6.89%
R. Atticus Lowe, Director (4)(6)	128,585	0.19%
Lance W. Helfert, Director (4)(7)	214,881	0.32%
James G. Miller, Director	2,173,871	3.20%
West Coast Opportunity Fund LLC (4)	11,812,103	17.41%
1205 Coast Village Road
Montecito, CA 93108
Montecito Venture Partners, LLC (5)	17,231,583	25.40%
1205 Coast Village Road
Montecito, California 93108
Newman Family Trust	5,000,000	7.37%
John A. Loeffelbein (8)	3,944,648	5.81%

Directors, Officers and Beneficial Owners as a Group		66.6	% (9)

* Indicates less than one percent.

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Registrant, 4040 Broadway, Suite 508, San Antonio, Texas 78209.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 675,000 shares under an option granted to Mr. Watson to purchase 900,000 shares of common stock at $0.40 per share. Mr. Watson vests in that option in equal monthly increments over 48 months commencing January 1, 2011.
(4)	West Coast Asset Management, Inc. (the "Investment Manager") is the Investment Manager to separately managed accounts, some of which are affiliated with the Reporting Persons (the "Accounts"). The Accounts directly own all of the shares reported herein. R. Atticus Lowe and Lance W. Helfert serve on the investment committee of the Investment Manager. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purposes.
(5)	Montecito Venture Partners, LLC is a controlled affiliate of West Coast Asset Management, Inc. Includes 2,417,660 shares of Series A Preferred Stock that is convertible into 2,417,660 shares of the Registrant's common stock.
(6)	Includes 12,388 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 1,135,199 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in Montecito Venture Partners, LLC.
(7)	Includes 70,738 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 6,606,201 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in Montecito Venture Partners, LLC.
(8)	Includes 178,756 of the shares directly owned by John A. Loeffelbein, and 3,765,892 of the shares beneficially owned by John A. Loeffelbein by reason of his ownership interest in Coal Creek Energy, LLC.
(9)	Excludes shares beneficially owned by Mr. Lowe and Mr. Helfert that are already accounted for by West Coast Opportunity Fund, LLC and Montecito Venture Partners, LLC.

Equity Compensation Plan Information

The following table sets forth information as of fiscal year ended December 31, 2012 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below transactions and series of similar transactions that have occurred during this fiscal year ended December 31, 2012 to which we were a party or will be a party in which:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weaver Martin & Samyn LLC served as our principal independent public accountants for the year ended December 31, 2012 and2011. Aggregate fees billed to us for the year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees (1)	$80,430	$73,250
Audit-Related Fees (2)	$-0-	$-0-
Tax fees (3)	$15,785	$10,450
All Other Fees (4)	$-0-	$-0-
Total fees of our principal accountant	$96,215	$83,700

(1)	Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's consolidated financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the consolidated quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.
(3)	Tax fees consist of fees related to the preparation and review of the Company's federal and state income tax returns.
(4)	Other fees

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

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)
10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)

10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)
10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)
10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).
10.27	Securities Purchase and Asset Acquisition Agreement between EnerJex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.28	Stock Repurchase Agreement between EnerJex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.29	Securities Purchase Agreement between EnerJex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.30	Employment Agreement between EnerJex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).
10.31	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.32	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).

10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated April 13, 2012
23.2	Consent Of MHA Petroleum Consultants LLC Independent Petroleum Engineers Letter dated April 10, 2013
23.3	Consent of Weaver & Martin, LLC
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson
Robert G. Watson, Chief Executive Officer

Date: April 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson	President, Chief Executive Officer,	April 10, 2013
Robert G. Watson	(Principal Financial Officer), Secretary and Director

/s/ Douglas M. Wright	Chief Financial Officer	April 10, 2013
Douglas M. Wright

/s/ Ryan A. Lowe	Director and Senior Vice President of Corporate Marketing	April 10, 2013
Ryan A. Lowe

/s/ Lance W. Helfert	Director	April 10, 2013
Lance Helfert

/s/ James G. Miller	Director	April 10, 2013
James G. Miller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EnerJex Resources, Inc.

We have audited the accompanying consolidated balance sheets of EnerJex Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnerJex Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its consolidated operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver, Martin & Samyn

Weaver, Martin & Samyn, LLC

Kansas City, Missouri

April 10, 2013

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Current Assets:
Cash	$767,494	$2,770,440
Accounts receivable	1,221,962	1,454,405
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	374,592	114,436
Total current assets	3,382,621	5,357,854

Fixed assets	629,816	529,371
Accumulated depreciation	(319,939)	(232,508)
Total fixed assets	309,877	296,863

Other Assets
Oil properties using full-cost accounting:
Properties not subject to amortization	7,830,828	7,922,734
Properties subject to amortization	25,372,070	17,837,766
Total oil properties using full-cost accounting	33,202,898	25,760,500

Total assets	$36,895,396	$31,415,217

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,384,090	$2,355,692
Accrued liabilities	590,205	123,789
Derivative liability	757,181	959,114
Note Payable	825,000	-
Long-term debt, current	-	7,000
Total current liabilities	4,556,476	3,445,595

Non-Current Liabilities
Asset retirement obligation	1,336,151	908,790
Derivative liability	1,043,114	1,768,220
Long-term debt	8,500,000	3,826,484
Total non-current liabilities	10,879,265	6,503,494
Total liabilities	15,435,741	9,949,089

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding – 73,586,529 at December 31, 2012 and 73,411,279 at December 31, 2011	73,587	73,412
Treasury stock, 5,570,000 shares at December 31, 2012 and 3,750,000 shares at December 31,2011	(2,551,000)	(1,500,000)
Equity based compensation unearned	(153,876)	(230,813)
Accumulated other comprehensive income	(552,589)	(552,589)
Paid in capital	45,352,096	43,556,486
Retained (deficit)	(20,713,343)	(20,450,876)
Total stockholders’ equity EnerJex Resources Inc.	21,459,655	20,900,400
Non-controlling interest in subsidiary	-	565,728
Total stockholders' equity (deficit)	21,459,655	21,466,128

Total liabilities and stockholders' equity (deficit)	$36,895,396	$31,415,217

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011

Oil revenues	$8,496,519	$6,516,411

Expenses:
Direct operating costs	3,102,321	3,671,228
Depreciation, depletion and amortization	1,633,467	1,128,712
Professional fees	1,483,720	1,453,386
Salaries	601,533	502,924
Administrative expense	808,836	960,744
Total expenses	7,629,877	7,716,994

Income (loss) from operations	866,642	(1,200,583)

Other income (expense):
Interest expense	(302,357)	(463,021)
Gain (loss) on derivatives	55,708	(409,399)
Other income (expense)	121,127	55,741
Total other income (expense)	(125,522)	(816,679)
Income before provision for income taxes	741,120	(2,017,262)
Provision for income taxes	-	-

Net income (loss)	$741,120	$(2,017,262)

Net income (loss) attributed to EnerJex Resources Inc.	$345,992	$(2,038,622)

Net income (loss) attributed to non-controlling interest in subsidiary	395,128	21,360

Net income (loss)	$741,120	$(2,017,262)

Net income (loss) attributed to EnerJex Resources Inc.	345,992	(2,038,622)
Preferred dividends	(608,459)	(56,263)

Net (loss) attributed to EnerJex Resources Inc. common stockholders	(262,467)	(2,094,885)

Net Income (loss) per share- basic and diluted	$0.00-	$(.03)

Weighted average shares outstanding	69,714,758	69,029,617

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

						Equity Based	Accumulated Other			Total Stockholders’ Equity EnerJex	Non Controlling Interest	Total
	Preferred Stock		Common Stock		Treasury	Compensation	Comprehensive	Paid in	Retained	Resources,	In	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Unearned	Income	Capital	Deficit	Inc.	Subsidiary	Equity

Balance, January 1, 2011	4,779,460	$4,780	67,459,869	$67,460	$-	$-	$-	$37,661,719	$(18,355,991)	$19,377,968	$-	$19,377,968
	-	-	-	-	-	-	-	-	-
Stock sold	-	-	5,726,660	5,727	-	-	-	3,430,269	-	3,435,996	-	3,435,996
Stock issued for oil asset and services	-	-	225,000	225	-	-	-	122,275	-	122,500	-	122,500
Stock options and warrants issued	-	-	-	-	-	(536,591)	-	536,591	-	-	-	-
Amortization of stock options and warrants	-	-	-	-	-	305,778	-	-	-	305,778	-	305,778
Acquisition of treasury stock	-	-	-	-	(1,500,000)	-	-	-	-	(1,500,000)	-	(1,500,000
Accumulated other comprehensive loss	-	-	-	-	-	-	(552,589)	-	-	(552,589)	-	(552,589
Gain on sale of non controlling interest in subsidiary	-	-	-	-	-	-	-	1,805,632	-	1,805,632	544,368	2,350,000
Dividends paid on preferred stock	-	-	-	-	-	-	-	-	(56,263)	(56,263)	-	(56,263
Net loss for the year	-	-	-	-	-	-	-	-	(2,038,622)	(2,038,622)	21,360	(2,017,262

Balance, December 31, 2011	4,779,460	4,780	73,411,529	73,412	(1,500,000)	(230,813)	(552,589)	43,556,486	(20,450,876)	20,900,400	565,728	21,466,128

Stock Options and Warrants Issued	-	-	-	-	-	-	-	252,925	-	252,925	-	-
Amortization of Stock Options	-	-	-	-	-	76,937	-	-	-	76,938	-	-
Stock Issued for Services	-	-	175,000	175	-	-	-	122,226	-	122,401	-	-
Acquisition of Treasury Stock	-	-	-	-	(1,051,000)	-	-	-	-	(1,051,000)	-	-
Gain on Sale of Partnership Interest	-	-	-	-	-	-	-	1,420,459	-	1,420,459	1,229,540	-
Distribution of Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	(592,936)	-
Liquidation of Non-Controlling Interest	-	-	-	-	-	-	-	-	-	-	(1,597,460)	-
Dividends Paid on Preferred Stock	-	-	-	-	-	-	-	-	(608,459)	(608,459)	-	-
Net Income for the Year	-	-	-	-	-	-	-	-	345,992	345,992	395,128	-
Balance December 31,2012	4,779,460	$4,780	$73,586,529	$73,587	$(2,551,000)	$(153,876)	$(552,589)	$45,352,096	$(20,713,343)	$21,459,655	$-	$21,634,419

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities
Net Income (loss)	$741,120	$(2,017,262)
Depreciation, depletion and amortization	1,633,467	1,128,712
Stock, options and warrants issued for services	285,230	368,278
Accretion of asset retirement obligation	93,973	87,437
(Gain) on derivatives	(927,039)	(469,495)
(Gain) on sale of fixed assets	(1,378)	-
Adjustments to reconcile net income (loss) to cash from operating activities:
Accounts receivable	232,443	(1,097,018)
Deposits and prepaid expenses	(93,123)	30,032
Accounts payable	28,398	1,245,844
Accrued liabilities	291,652	(38,021)
Cash flows from operating activities	2,284,743	(761,493)

Cash flows from investing activities
Purchase of Treasury Stock	(226,000)	(1,500,000)
Purchase of fixed assets	(115,274)	(276,294)
Additions to oil properties	(10,247,539)	(6,288,695)
Sale of oil properties	-	3,825,000
Proceeds from sale of vehicles	11,240	-
Cash flows from investing activities	(10,577,573)	(4,239,989)

Cash flows from financing activities
Sale of marketable securities	-	1,400,000
Sale of common stock	-	3,435,996
Sale of non-controlling interest in subsidiary	2,650,000	2,350,000
Dividend paid	(433,696)	(56,263)
Borrowings on long-term debt	4,700,000	700,000
Distribution to non-controlling interest in subsidiary	(592,936)	-
Payments on long-term debt	(33,484)	(3,019,630)
Cash flows from financing activities	6,289,884	4,810,103

Increase (decrease) in cash and cash equivalents	(2,002,946)	(191,379)
Cash and cash equivalents, beginning	2,770,440	2,961,819
Cash and cash equivalents, end	$767,494	$2,770,440

Supplemental disclosures:
Interest paid	$195,125	$445,365
Income taxes paid	$-	$-
Non-cash transactions:
Share-based payments issued for services	$452,263	$368,278
Stock issued for oil properties and supporting assets	-	60,000
Treasury stock purchased with a note payable	$825,000	$-
Preferred dividends payable	174,763	-

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our operations are considered to fall within a single industry segment, which are the acquisition, development, exploitation and production of crude oil properties in the United States.  Our consolidated financial statements include our wholly owned subsidiaries and our majority owned subsidiary Rantoul Partners (through December 31, 2012). On December 31, 2012 the Rantoul Partners subsidiary was liquidated. All significant intercompany balances and transactions have been eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

We routinely assess the reliability of our deferred tax assets.  If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance.  In addition we routinely assess uncertain tax positions, and accrue for tax positions that are not more-likely-than-not to be sustained upon examination by taxing authorities.

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

We have no liability for unrecognized tax benefits recorded as of December 31, 2012 and 2011. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the statement of operations or statement of financial position as of December 31, 2012. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2012 are the years ended December 31, 2009, 2010, 2011 and 2012. Tax years ending prior to 2009 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

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

The estimates of proved crude oil reserves utilized in the preparation of the financial statements are estimated in accordance with guidelines established by the Securities and Exchange Commission ("SEC”) and the Financial Accounting Standards Board ("FASB"), which require that reserve estimates be prepared under existing economic and operating conditions using a 12-month average price with no provision for price and cost escalations in future years except by contractual arrangements. Actual results could differ materially from these estimates.

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

Major Purchasers

For the years ended December 31, 2012, and 2011 we sold all of our produced oil to Coffeyville Resources, Plains Marketing, L.P., and Sunoco, Inc. on a month-to-month basis.

Marketable Securities Available for Sale

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in accumulated other comprehensive income and reported in stockholders’ equity. The difference between cost and market totals $552,589 for the years ended December 31, 2012 and 2011.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 2 – Stock Transactions

The Series A preferred stock is convertible into 4,779,460 shares of our common stock, and the Series A preferred stock, by its terms, shall convert into common stock on a one-to-one basis (subject to adjustment) once the cumulative dividends paid with regard to such stock equal to original principal value of $1.00 per share. In the event of liquidation, the holders of our Series A preferred stock would receive priority liquidation payments before payments to common shareholders equal to the amount of the stated value of the preferred stock before any distributions would be made to our common shareholders. The preferred stockholders have the right, by majority vote of the shares of preferred stock, to generally approve any issuances by us of equity that is senior to or equal in rights to the preferred stock.

We are required by the terms of our Series A preferred stock to declare dividends each calendar quarter in an aggregate amount equal to one-third of our adjusted net cash from operating activities reduced by any principal amount of debt repayment in such calendar quarter to institutional lenders and other secured creditors. Dividends of $433,696 and $56,263 were paid for the years ended December 31, 2012 and 2011 respectively. A dividend of $174,763 will be paid in the second quarter of 2013 to preferred shareholders of record as of December 31, 2012.

Stock transactions in fiscal year ended December 31, 2012

We issued 60,000 shares at $0.77 per shares to an Investor Relations firm in exchange for services. The market value of the stock at the date of issuance was $0.77 per share. We also issued 75,000 shares to a Director of the Company for services and 40,000 shares to an employee of the Company. The market price at the date of issuance for these shares was $0.60 and $0.78 respectively.

On November 30, 2012 the Company purchased two million shares of stock from a shareholder of the Company for $323,035 in cash (including an option payment that we previously made to the selling stockholder) and a note payable of $825,000 bearing interest at a rate per annum of twenty-four hundredths percent (0.24%) (See footnote 13).

Stock transactions in fiscal year ended December 31, 2011

On March 31, 2011, we issued 5,727,660 shares that were sold at a price of $0.60 per share.

On March 31, 2011, we entered into a Stock Redemption Agreement with Working Interest Group, LLC whereby we repurchased 3,750,000 shares of common stock at a price of $0.40 per share.

On November 14, 2011, we agreed to issue 100,000 shares for the purchase of assets.

On December 31, 2011 we agreed to issue 25,000 shares of our common stock as compensation to a board member for services performed.

Option transactions

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

On December 31, 2010 we granted 900,000 options that vest ratably over a 48 month period and are exercisable at $0.40 per share to an Officer of the company.  The term of the options is 5 years. The fair value of the options as calculated using the Black-Scholes model was $307,751.  The amount recognized as expense in the year ended December 31, 2012 and 2011was $76,938 respectively and the amount of expense to be recognized in future periods is $153,876. There are 450,000 options vested at December 31, 2012.

On December 1, 2012 we granted 785,000 options that vest ratably every six months over a three year period to four employees of the company. The fair value of the option on the date of the grant was calculated using the Black-Scholes model was $167,032 using the following weighted average assumptions: exercise price of $0.70 per share; common stock price of $0.56 per share; volatility of 67%; term of three years; dividend yield of 0%; interest rate of .47%. The amount recognized as expense in the year ended December 31, 2012 was $18,825 and the amount of expense to be recognized in future periods is $148,208. There were no options vested at December 31, 2012.

New Stock Incentive Plan

Because there are not available under our existing 2000/2001 Stock Option Plan or our 2002-2003 Stock Option Plan sufficient shares to cover options that we intend to grant, and because those existing plans are dated and would not allow us to grant tax-qualified incentive stock options, we intend to seek stockholder approval of a new stock incentive plan and to reserve thereunder up to approximately 5,000,000 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. We have entered into an agreement with Douglas M. Wright, our chief financial officer, that if he is employed with us when that plan has been approved by our stockholders, then we will grant to him under the new stock incentive plan an option for the purchase of 750,000 shares of stock, subject to a vesting arrangement.

Warrant Transactions

On March 31, 2011, we granted 2,838,330 Warrants to each investor that entered into the Securities Purchase Agreement for additional consideration, each investor received a stock purchase warrant to purchase 1 share of common stock at a price of $0.90 per share, for each 2 shares of common stock purchased.

Each Warrant was exercisable until December 31, 2011. The fair value at the date of the grant was calculated using the Black-Scholes model and totaled $74,164, using the following weighted average assumptions:  exercise price of $0.90 per share; common stock price of $0.85 per share; volatility of 42%; term of nine months; dividend yield of 0%; interest rate of 0.30%.  On December 31, 2011 the warrants were extended for an additional nine months to expire September 30, 2012. The fair value at the date of the extension was calculated using the Black-Scholes model and totaled $154,676, using the following weighted average assumptions:  exercise price of $0.90 per share; common stock price of $0.90 per share; volatility of 71%; term of nine months; dividend yield of 0%; interest rate of 0.25%.  The amount recognized as expense in the year ended December 31, 2011 was based on an estimate of the number of warrants that would be exercised and totaled $228,840. On September 30, 2012 the warrants were cancelled unexercised.

On May 31, 2012, we granted 250,000 Warrants to an investor relations firm for investor relations services to be performed over the next two years. Each warrant is exercisable until May 31, 2014. The fair value at the date of grant was calculated using the Black-Scholes model and totaled approximately $86,000 using the following assumptions. The exercise price is $0.70 per share. The market price of our stock at the grant date was $0.75 per share. We assumed volatility of 82%, a dividend yield of 0.0%, an interest rate of 0.30% and a two year term.

A summary of stock options and warrants is as follows:

	Options	Weighted Ave. Exercise Price	Warrants	Weighted Ave. Exercise Price

Outstanding January 1, 2011	900,000	$0.40	-	$-
Granted	-	-	2,838,330	0.90
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2011	900,000	$0.40	2,838,330	$0.90
Granted	785,000	0.70	250,000	0.70
Cancelled	-	-	(2,838,330)	(0.90)
Exercised	-	-	-	-
Outstanding December 31, 2012	1,685,000	$0.54	250,000	$0.70

Note 3 – Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2011	$883,066
Liabilities incurred during the period	297,800
Liabilities settled during the period	(359,513)
Accretion	87,437
Asset retirement obligations, December 31, 2011	908,790
Liabilities incurred during the period	347,018
Liabilities settled during the year	(1,427)
Accretion	81,770
Asset retirement obligations, December 31, 2012	$1,336,151

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

We entered into a Second Amendment and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on August 31, 2012. The Amendment reflects the following changes: i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty (120) days thereafter, and iv) the addition of new leases to the collateral pool.

We entered into a Third Amendment to Amended and Restated Credit Agreement and Second and Restated Promissory Note in the amount of $50,000,000 with The Texas Capital Bank which closed on November 5, 2012. The Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to 2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

Our Current borrowing base is $12.150 million, of which we had borrowed $8.5 million as of December 31, 2012. We intend to conduct an additional borrowing base review around the end of the first quarter of 2013 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase prior to such additional borrowing base review. For the year ended December 31, 2012 the interest rate was 3.75%. This facility expires on October 3, 2015.

We financed the purchase of vehicles through a bank.  The notes are for four years and the weighted average interest is 7.2% per annum.  Vehicles collateralize these notes. At December 31, 2011 a $7,000 balance remained on the note. All amounts due on these notes were paid in 2012.

Long-term debt at December 31, 2012 consisted of the credit facility in the amount of $8,500,000.

Note 5 – Oil Properties

For the year ended December 31, 2011, we sold a number of oil properties for $3,825,000. In accordance with the full cost method of accounting, the Company did not record a gain or loss on these sales.

Note 6 – Related party transactions

In the normal course of business we utilize the services of stockholders who perform work for us at normal business rates.

Note 7 – Commitments and Contingencies

Rent expense for the year ended December 31, 2012 and 2011 were approximately $113,000 and $75,000 respectively. Future non-cancellable minimum lease payments are approximately $147,000 for 2013, $76,000 for 2014, $71,000 for 2015, $62,000 for 2016 and $63,000 for 2017. We received rental income form sub rentals of $50,000 in 2012 and will receive $37,000 in 2013.

We, as a lessee and operator of oil properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2012, we have no reserve for environmental remediation and are not aware of any environmental claims.

As of December 31, 2012, the Company has an outstanding irrevocable letter of credit in the amount of $25,000 issued in favor of the Texas Railroad Commission. This letter of credit is required by the Texas Railroad Commission by all companies operating in the state of Texas with production greater than limits they prescribe.

Note 8 – Income Taxes

There was no current or deferred income tax expense (benefit) for the year ended December 31, 2011 and the nine month transition period ended December 31, 2010.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31,
	2012	2011
Statutory tax rate	34.0%	34.0%
Derivative instruments	(94.8)%	7.8%
Oil costs and long-lived assets	30.7%	(0.3)%
Non-deductible expenses	14.9%	(5.1)%
Change in valuation allowance	15.2%	(36.4)%
Effective tax rate	0.0%	0.0%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2012	2011
Non-current deferred tax asset:
Oil costs and long-lived assets	$698,339	$609,215
Derivative instruments	612,139	927,333
Net operating loss carry-forward	8,010,770	7,960,080
Valuation allowance	(9,321,248)	(9,496,628)
	$-	$-

At December 31, 2012 we have a net operating loss carry forward of approximately $23,549,000 expiring in 2021-2028 that is subject to certain limitations on an annual basis. A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

The Company incurred a change of control as defined by the Internal Revenue Code. Accordingly, the rules will limit the utilization of the Company’s net operating losses. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that $10.2 million of net operating losses will be subject to an annual limitation. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our debt approximate fair value at December 31, 2012.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider the marketable securities to be a Level 3. Our derivative instruments consist of fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$1,800,295	$-
Marketable securities	$-	$-	$1,018,573

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

We have an Intercreditor Agreement in place between the Company; our counterparty, BP Corporation North America, Inc. (“BP”); and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements.  Therefore, we generally are not required to post additional collateral, including cash.

The following derivative contracts were in place at December 31, 2012:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	1/13-12/14	1,933 Bbls	$76.74	$(1,077,333)
Crude oil swap	7/11-12/15	2,517 Bbls	$83.70	(722,962)
				$(1,800,295)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.  We recorded losses on the derivative contracts for the years ended December 31, 2012 and 2011 of $871,331 and $409,399 respectively.

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

Potential common shares as of December 31, 2012 include 250,000 warrants, 1,685,000 stock options, and 4,779,460 shares from the conversion of preferred shares. Potential common shares as of December 31, 2011 include 2,838,330 warrants, 900,000 stock options and 4,779,460 from the conversion of preferred shares.

Note 12 – Accounts Payable

The Company's current liabilities at December 31, 2012 and 2011 include accounts payable in the amount of $2,384,090 and $2,355,692 respectively. Accounts payable for 2012 and 2011 included $492,134 payable to former attorneys of the Company that are in dispute.

Note 13 – Note Payable

On November 30, 2012 the Company purchased two million shares of stock from a shareholder of the Company for $323,035 in cash (including an option payment that we previously made to the selling stakeholder) and a note payable of $825,000 bearing interest at a rate per annum of twenty-four hundredths percent (0.24%). Principal and accrued interest are payable as follows:

On or before March 31, 2013, $200,000.00 plus accrued interest.

On or before June 30, 2013, $200,000.00 plus accrued interest.

On or before September 30, 2013 $200,000.00 plus accrued interest.

On or before December 31, 2013 $225,000.00 plus accrued interest.

Note 14 – Subsequent Events

In January 2013 the Company issued an advisor warrants for the purchase of 300,000 shares of the Company’s common stock with a strike price equal to $0.70 per share for investor relation services, and the Company issued 130,000 shares of stock and 35,000 options to employees.

Note 15 – Supplemental Oil Reserve Information (Unaudited)

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

	Year Ended December 31, 2012	Year Ended December 31, 2011
Production revenues	$8,496,519	$6,285,411
Production costs	(3,102,321)	(3,440,228)
Depletion and depreciation	(1,541,069)	(1,128,712)
Income tax	(1,305,513)	(583,600)
Results of operations for producing activities	$2,547,616	$1,132,871

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil properties.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Unevaluated properties not subject to amortization	$7,830,828	$7,922,734
Properties subject to amortization	30,466,951	21,602,640
Capitalized costs	38,297,779	29,525,374
Accumulated depletion	(5,094,881)	(3,764,874)
Net capitalized costs	$33,202,898	$25,760,500

Cost incurred in property acquisition, exploration and development activities

	Year Ended December 31, 2012	Year Ended December 31, 2011
Acquisition of properties	$-	$1,422,590
Exploration costs	-	-
Development costs	10,247,539	4,926,105
Net capitalized costs	$10,247,539	$6,348,695

Estimated quantities of proved reserves

Our ownership interests in estimated quantities of proved oil reserves and changes in net proved reserves all of which are located in the United States are summarized below.  Proved reserves are estimated quantities of oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels (stb) of oil. Geological and engineering estimates by MHA Petroleum Consultants, LLC of proved oil reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	Oil-stb	Oil-stb
Proved reserves:
Beginning	2,714,150	2,320,150
Revisions of previous estimates	(193,059)	(130,908)
Purchase of minerals in place	-	700,190
Extension and discoveries	502,751	316,049
Sale of minerals in place	-	(221,365)
Sales of Rantoul Partners interest		(198,187)
Production	(96,842)	(71,729)
Ending	2,927,000	2,714,200

Proved developed reserves for December 31, 2012 and 2011 consisted of 100% oil and totaled 1,546.3 and 643.1 MBbls, respectively. Proved undeveloped reserves at December 31, 2012 and 2011 were 1,380.8 and 2,071.1 MBbls, respectively.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Future production revenue	$246,535,000	$242,383,840
Future production costs	(69,131,000)	(93,373,850)
Future development costs	(11,766,000)	(12,767,540)
Future cash flows before income tax	165,638,000	136,242,450
Future income taxes	(33,550,000)	(22,864,737)
Future net cash flows	132,088,000	113,377,713
10% annual discount for estimating of future cash flows	(83,215,000)	(69,730,808)
Standardized measure of discounted net cash flows	$48,873,000	$43,646,905

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

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance beginning of year	$43,646,905	$25,304,892
Sales, net of production costs	(5,394,198)	(2,869,339)
Net change in pricing and production costs	2,870,156	11,287,884
Net change in future estimated development costs	(1,001,445)	(702,640)
Purchase of minerals in place	-	16,834,878
Extensions and discoveries	11,274,543	7,598,861
Sale of minerals in place	-	(5,322,346)
Sale of Rantoul Partners interest	-	(4,765,069)
Revisions	(4,329,483)	(3,147,460)
Accretion of discount	5,324,900	3,119,577
Change in income tax	(3,518,817)	(3,692,333)
Balance end of year	$48,872,560	$43,646,905

