Form 10-Q
period 2013-03-31
EnerJex Resources, Inc.
filed 2013-05-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐     No  ☑

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2013 was 67,836,529 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$464,404	$767,494
Accounts receivable	1,207,085	1,221,962
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	334,502	374,592
Total current assets	3,024,564	3,382,621

Fixed assets, net of accumulated depreciation	291,453	309,877

Oil properties using full-cost accounting, net of accumulated DD&A	34,292,208	33,202,898

Total assets	$37,608,225	$36,895,396

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,928,140	$2,384,090
Accrued liabilities	518,202	590,205
Derivative liability	927,148	757,181
Note Payable	625,000	825,000
Total current liabilities	3,998,490	4,556,476

Asset retirement obligation	1,385,593	1,336,151
Long-term debt	10,000,000	8,500,000
Derivative liability	901,922	1,043,114
Total non-current liabilities	12,287,515	10,879,265
Total liabilities	16,286,005	15,435,741
Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding 73,586,529 at March 31, 2013 and at December 31, 2012	73,587	73,587
Treasury Stock, 5,750,000 shares	(2,551,000)	(2,551,000)
Equity based compensation unearned	(134,642)	(153,876)
Paid-in capital	45,368,277	45,352,096
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(20,886,193)	(20,713,343)
Total stockholders' equity	21,322,220	21,459,655

Total liabilities and stockholders' equity	$37,608,225	$36,895,396

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Oil revenues	$2,337,301	$1,902,892

Expenses:
Direct operating costs	782,072	609,079
Depreciation, depletion and amortization	444,537	422,603
Professional fees	356,222	332,972
Salaries	246,011	133,882
Administrative expense	139,404	243,897
Total expenses	1,968,246	1,742,433
Income from operations	369,055	160,459

Other income (expense):
Interest expense	(118,245)	(67,660)
Gain (loss) on derivatives	(239,941)	(1,186,939)
Other income (loss)	9,167	12,458
Total other income (expense)	(349,019)	(1,242,141)
Net income (loss)	$20,036	$(1,081,682)

Net income (loss) attributed to EnerJex Resources, Inc.	$20,036	$(1,135,894)
Net income attributed to non-controlling interest in subsidiary	-	54,212
Net income (loss)	20,036	(1,081,682)
Preferred dividends	(192,887)	-
Net (loss) attributable to EnerJex Resources, Inc. common stockholders	$(172,851)	$(1,081,682)
Net income (loss) per share basic and diluted	$(0.00)	$(0.02)
Weighted average shares	67,836,529	69,645,279

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$20,036	$(1,081,682)
Depreciation, depletion and amortization	444,537	422,603
Shares based payments issued for services	49,334	52,935
Accretion of asset retirement obligation	28,193	22,397
Loss on derivatives	28,775	763,734
Loss on sale of fixed assets	7,785	-
Changes in assets and liabilities:
Accounts receivable	14,877	(274,102)
Deposits and prepaid expenses	26,171	(135,466)
Accounts payable	(455,950)	(1,287,925)
Accrued liabilities	(264,889)	170,863
Cash flows from operating activities	(101,131)	(1,346,643)

Cash flows from investing activities

Purchase of fixed assets	(19,597)	-
Additions to oil properties	(1,498,962)	(1,775,839)
Sales of oil properties	15,000	-
Proceeds from sale of fixed assets	1,600	-
Cash flows from investing activities	(1,501,959)	(1,775,839)

Cash flows from financing activities
Payments on long-term debt	-	(3,630)
Payments on notes payable	(200,000)	-
Proceeds from borrowings	1,500,000	1,100,000
Distribution to non-controlling interest in subsidiary	-	(76,349)
Cash flows from financing activities	1,300,000	1,020,021

Net (decrease) in cash	(303,090)	(2,102,461)
Cash – beginning	767,494	2,770,440
Cash – ending	$464,404	$667,979

Supplemental disclosures:
Interest paid	$71,006	$45,263
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$49,334	$52,935

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2012.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC and for the quarter ended March 31, 2013 and for the year ended December 31, 2012. The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest are included in the Statement of Operations and Statement of Cash Flows for the quarter ended March 31, 2012. On December 31, 2012 we distributed all the assets of the partnership to the partners and dissolved Rantoul Partners. Accordingly the Rantoul Partners accounts are not reflected in the financial statements for the 2013 periods, however Rantoul Partners accounts are still reflected in certain 2012 financial statements. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2012	1,685,000	$0.54	250,000	$0.70
Granted	-	-	300,000	0.70
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2013	1,685,000	$0.54	550,000	$0.70

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at March 31, 2013.

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

Our derivative instruments consist of fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(1,829,070)	$-
Marketable Securities	$-	$-	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2012	$1,336,151
Liabilities incurred during the period	21,249
Accretion	28,193
Asset retirement obligations, March 31, 2013	$1,385,593

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

The following derivative contracts were in place at March 31, 2013:

	Term	Monthly Volumes		Price/bbl	Fair Value
Crude oil swap	7/13-12/15	1,873	bbls	$76.74	(1,063,584)
Crude oil swap	7/11-12/15	2,536	bbls	$83.70	(765,486)
					$(1,829,070)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 – Note Payable

On November 30, 2012 the Company purchased two million shares of common stock and certain assets from a shareholder of the Company for consideration of $323,035 in cash (including an option payment that we previously made to the selling shareholder) and a promissory note of $825,000 bearing an interest rate of twenty-four hundredths percent (0.24%).

On March 28, 2013, we made a $200,488 payment on the promissory note consisting of $200,000 of principal and $488 of accrued interest. The remaining outstanding principal on the promissory note amortizes as follows: i) $200,000 plus accrued interest on or before June 30, 2013, ii) $200,000 plus accrued interest on or before September 30, 2013, and iii) $225,000 plus accrued interest on or before December 31, 2013.

Note 7 - Long-Term Debt

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

On August 31, 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment reflects the following changes: (i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty days (120) thereafter, and iv) the addition of new leases to the collateral pool.

On November 2, 2012, we entered into a Third Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Third Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, we entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with Texas Capital Bank. The Fourth Amendment reflects the following changes: i) Texas Capital Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) Texas Capital Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of Texas Capital Bank.

On April 16, 2013, Texas Capital Bank increased our current borrowing base to $19.5 million, of which we had borrowed $10.0 million as of March 31, 2013. We intend to conduct an additional borrowing base review in the second or third quarter of 2013 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increases.

This senior secured credit facility matures on October 3, 2015, unless extended by mutual agreement. On the maturity date all obligations plus accrued interest must be repaid.

Note 8 – Commitments & Contingencies

As of March 31, 2013 the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Note 9 - Equity Transactions

On January 1, 2013, 300,000 warrants with a strike price equal to $.70 were issued to an investor relations consulting firm as compensation for service. Half of these warrants vested at March 31, 2013 and the other half of these warrants vest as of June 30, 2013. We expensed $16,180 as professional fees in the quarter ended March 31, 2013. We will expense $16,180 in the quarter ending June 30, 2013.

Note 10 - Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

On April 16, 2013 Texas Capital Bank, N.A. approved a borrowing base increase from $12.15 million to $19.5 million under the Company's $50 million senior secured revolving line of credit. This improvement resulted due to a significant increase in the estimated quantity and value of our producing oil reserves as of December 31, 2012. As of March 31, 2013, we had $10.0 million drawn under the credit facility, which currently bears interest at a rate of 3.75% per annum.

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

   You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC, unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end.

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

The Opportunity in Kansas

According to the Kansas Geological Survey, the State of Kansas has historically been one of the top 10 domestic oil producing regions in the United States. Approximately 44 million barrels of oil were produced in Kansas during 2012. Twenty companies accounted for approximately 35% of the state’s total production, with the remaining 65% produced by more than 3,500 active producers.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2012:

•	From January 1, 2013 through March 31, 2013, we drilled 4 new oil wells and 7 new secondary recovery water injection wells in our Mississippian Project located in Southeast Kansas.

•	During the first quarter ended March 31, 2013, we drilled 5 new oil wells in our Cherokee Project located in Eastern Kansas.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending March 31, 2013 and March 31, 2012.

	For the Three Months Ended
	March 31,
	2013	2012

Net Production	26,537	19,485
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$88.07	$97.66

Average Production Cost (1)
Per Bbl of oil	$46.22	$52.95

Average Lifting Costs (2)
Per Bbl of oil	$29.47	$31.26

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2013 and 2012 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2013	2012
Oil revenues	$2,337,301	$1,902,892	$434,409

Revenues

Oil revenues for the three months ended March 31, 2013 were $2,337,301 compared to revenues of $1,902,892 for the three months ended March 31, 2012. Revenues increased primarily as a result of higher oil production.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2013	2012
Production expenses:
Direct operating costs	$782,072	$609,079	$172,993
Depreciation, depletion and amortization	444,537	422,603	21,934
Total production expenses	1,226,609	1,031,682	194,927

General expenses:
Professional fees	356,222	332,972	23,250
Salaries	246,011	133,882	112,129
Administrative expense	139,404	243,897	(104,493)
Total general expenses	741,637	710,751	30,886
Total production and general expenses	1,968,246	1,742,433	225,813

Income from operations	369,055	160,459	208,596

Other income (expense)
Interest expense	(118,245)	(67,660)	(50,585)
Gain (loss) on derivatives	(239,941)	(1,186,939)	946,998
Other income (loss)	9,167	12,458	(3,291)
Total other income (expense)	(349,019)	(1,242,141)	893,122

Net income (loss)	$20,036	$(1,081,682)	$1,101,718

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2013 were $782,072 compared to $609,079 for the three months ended March 31, 2012. Direct operating costs increased $172,993 compared to the prior year period due primarily to increased production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2013 was $444,537 compared to $422,603 for the three months ended March 31, 2012.

Professional Fees

Professional fees for the three months ended March 31, 2013 were $356,222 compared to $332,972 for the three months ended March 31, 2012. Professional fees increased due primarily to higher legal fees.

Salaries

Salaries for the three months ended March 31, 2013 were $246,011 compared to $133,882 for the three months ended March 31, 2012.   Salaries increased $112,129 due primarily to growth in the number of salaried employees.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2013 were $139,404 compared to $243,897 for the three months ended March 31, 2012. Administrative expenses decreased $104,493 due primarily to management’s increased focus on reducing extraneous expenses.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $118,245 compared to $67,660 for the three months ended March 31, 2012. Interest expense increased as a result of greater borrowings under our Credit Facility.

Gain (Loss) on Derivatives

We incurred a loss of $239,941 on our derivative contracts in the first quarter of 2013 compared to a loss of $1,186,939 for the three months ended March 31, 2012. The reduction in the loss was due primarily to the completion of contracts during the twelve month period ended March 31, 2013 and a decrease in the WTI benchmark price.

Net Income (Loss)

Net income for the three months ended March 31, 2013 was $20,036 compared to a net loss of $1,081,682 for the three months ended March 31, 2012.  The increase in Net Income during the first quarter 2013 compared to the prior year period was primarily a result of the non-cash write up of our derivative portfolio, increased revenue resulting from increased production and decreased operating expenses per barrel.

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

The working capital deficit as of March 31, 2012 includes approximately $492k of accounts payable to Hush Blackwell LLP, which are currently in dispute. The working capital deficit also includes $625k of outstanding principal on a promissory note related to the common stock and asset repurchase from Enutroff, LLC. The promissory note will fully amortize during 2013 and is therefore considered a current liability.

	March 31, 2013	December 31, 2012	Increase / (Decrease)

Current Assets	$3,024,564	$3,382,621	$(358,057)

Current Liabilities	$3,998,490	$4,556,476	$557,986

Working Capital	$(973,926)	$(1,173,855)	$199,929

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

On August 31, 2012, we entered into a Second Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment reflects the following changes: (i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty days (120) thereafter, and iv) the addition of new leases to the collateral pool.

On November 2, 2012, we entered into a Third Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Third Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, we entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with Texas Capital Bank. The Fourth Amendment reflects the following changes: i) Texas Capital Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) Texas Capital Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of Texas Capital Bank.

On April 16, 2013, Texas Capital Bank increased our current borrowing base to $19.5 million, of which we had borrowed $10.0 million as of March 31, 2013. We intend to conduct an additional borrowing base review in the second or third quarter of 2013 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase.

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

Significant changes in the number of employees

There have been no significant changes in the number of our employees since December 31, 2012. We currently have 20 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating expenses, general expenses, and capital costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include the value of our oil and gas properties, asset retirement obligations, and share-based payments.

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

We review the carrying value of our oil properties under the full-cost accounting rules of the SEC on a semi-annual basis. This semi-annual review is referred to as a ceiling test. Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues (adjusted for cash flow hedges) less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. In calculating future net revenues, current prices and costs used are those as of the end of the appropriate quarterly period. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including the effects of derivatives qualifying as cash flow hedges. Two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. Under SEC regulations, the excess above the ceiling is not expensed (or is reduced) if, subsequent to the end of the period, but prior to the release of the financial statements, oil prices increase sufficiently such that an excess above the ceiling would have been eliminated (or reduced) if the increased prices were used in the calculations.

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

As of December 31, 2012, approximately 100% of our proved reserves were evaluated by an independent petroleum consultant. All reserve estimates are prepared based upon a review of production histories and other geologic, economic, ownership and engineering data.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Robert G. Watson, Jr. and our Chief Financial Officer, Douglas M. Wright evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Watson and Mr. Wright have concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Date: May 14, 2013

