Form 10-Q
period 2013-06-30
EnerJex Resources, Inc.
filed 2013-08-12
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes    ☐      No     ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2013 was 67,926,529 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$231,329	$767,494
Accounts receivable	988,264	1,221,962
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	611,435	528,468
Total current assets	2,849,601	3,536,497

Fixed assets, net of accumulated depreciation	284,442	309,877

Other assets:
Oil properties using full-cost accounting, net of accumulated DD&A	34,963,246	33,202,898

Total assets	$38,097,289	$37,049,272

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,484,021	$2,384,090
Accrued liabilities	598,341	590,205
Derivative liability	789,055	757,181
Note payable	425,000	825,000
Total current liabilities	3,296,417	4,556,476

Asset retirement obligation	1,336,533	1,336,151
Long-term debt	11,000,000	8,500,000
Derivative liability	420,739	1,043,114
Total non-current liabilities	12,757,272	10,879,265
Total liabilities	16,053,689	15,435,741

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 73,676,529 at June 30, 2013 and 73,586,529 at December 31, 2012	73,677	73,587
Treasury Stock, 5,750,000 shares	(2,551,000)	(2,551,000)
Paid-in capital	45,437,796	45,352,096
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(20,369,064)	(20,713,343)
Total stockholder’s equity	22,043,600	21,613,531
Total liabilities and stockholders' equity	$38,097,289	$37,049,272

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Oil revenues	$2,196,736	$2,049,165	$4,534,037	$3,952,057

Expenses:
Direct operating costs	751,957	745,504	1,534,029	1,354,583
Depreciation, depletion and amortization	418,561	407,916	863,098	830,519
Professional fees	269,257	339,757	625,479	672,729
Salaries	185,978	109,498	431,989	243,380
Administrative expense	174,243	202,029	313,647	445,926
Total expenses	1,799,996	1,804,704	3,768,242	3,547,137
Income from operations	396,740	244,461	765,795	404,920

Other income (expense):
Interest expense	(137,128)	(69,947)	(255,373)	(137,607)
Gain on derivatives	407,759	2,877,419	167,818	1,690,480
Other income	49,214	9,793	58,381	22,251
Total other income (expense)	319,845	2,817,265	(29,174)	1,575,124
Net income	$716,585	$3,061,726	$736,621	$1,980,044

Net income attributed to EnerJex Resources, Inc.	716,585	2,970,576	736,621	1,834,683
Net income attributed to non-controlling interest in subsidiary		91,150		145,361
Net income	$716,585	$3,061,726	$736,621	$1,980,044
Net income per share basic and diluted	$.01	$.04	$0.01	$0.03
Weighted average shares	67,837,518	69,707,847	67,837,026	69,694,505

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$736,621	$1,980,044
Depreciation, depletion and amortization	863,098	830,519
Stock, options and warrants issued for services	140,496	88,462
Accretion of asset retirement obligation	56,386	47,568
Settlement of asset retirement obligation	(36,758)	-
Loss on derivatives	(590,501)	(2,302,176)
Loss on sale of fixed assets	7,785	2,662
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable	233,698	208,247
Prepaid expenses	(137,674)	(75,088)
Accounts payable	(900,069)	(233,523)
Accrued liabilities	(16,556)	20,953
Cash flows from operating activities	356,526	567,668

Cash flows from investing activities
Purchase of fixed assets	(41,418)	(4,237)
Additions to oil properties	(3,035,741)	(4,551,045)
Proceeds from the sale of assets	452,118	300
Cash flows from investing activities	(2,625,041)	(4,554,982)

Cash flows from financing activities
Payments on long-term debt	-	(17,484)
Payments on notes payable	(400,000)	-
Proceeds from borrowings	2,500,000	1,100,000
Distribution to non controlling interest in subsidiary	-	(236,376)
Sale of non controlling interest in subsidiary	-	2,000,000
Dividends paid on preferred stock	(367,650)	(59,996)
Cash flows from financing activities	1,732,350	2,786,144

Net decrease in cash	(536,165)	(1,201,170)
Cash – beginning	767,494	2,770,440
Cash – ending	$231,329	$1,569,270

Supplemental disclosures:
Interest paid	$117,588	$90,039
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$140,496	$88,462

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC for the three month and six month periods ended June 30, 2013 and for the year ended December 31, 2012. The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest are included in the Statements of Operations and Statement of Cash Flows for the three month and six month periods ended June 30, 2012. On December 31, 2012 we distributed all of the assets of the partnership to the partners and dissolved Rantoul Partners. Accordingly, the Rantoul Partners accounts are still reflected in certain 2012 financial statements. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2012	1,685,000	$0.54	250,000	$0.70
Granted	37,000	0.70	300,000	0.70
Cancelled	5,000	0.70	-	-
Exercised	-	-	-	-
Outstanding June 30, 2013	1,717,000	$0.54	550,000	$0.70

The fair value of options granted was determined by using the Black Scholes model. The Company expensed $21,551 as compensation expense in three month period ended June 30, 2013.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at June 30, 2013.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider our marketable securities to be Level 3

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(1,209,794)	$-
Marketable Securities	$-	$-	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2012	$1,336,151
Liabilities incurred during the period	26,007
Liabilities associated with assets sold during the period	(82,011)
Accretion	56,386
Asset retirement obligations, June 30, 2013	$1,336,533

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

The following derivative contracts were in place at June 30, 2013:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	1/12-12/14	1,800 Bbls	$76.74	$(771,420)
Crude oil swap	7/11-12/15	2,560 Bbls	83.70	(432,365)
Crude oil collar	5/13-12/13	1,587 Bbls	90.00 – 94.50	(10,752)
Crude oil swap	1/14-12/14	1,369 Bbls	90.25	(5,852)
Crude oil swap	7/13–12/13	1,300 Bbls	97.10	10,595
				$(1,209,794)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 – Note Payable

On November 30, 2012 we purchased two million shares of common stock and certain assets from a shareholder of the Company for consideration of $323,035 in cash (including an option payment that we previously made to the selling shareholder) and a promissory note of $825,000 bearing an interest rate of twenty-four hundredths percent (0.24%).

On March 28, 2013, we made a $200,488 payment on the promissory note consisting of $200,000 of principal and $488 of accrued interest. On June 27, 2013, we made a payment of $200,374 on the promissory note consisting of $200,000 of principal and $374 of accrued interest. The remaining outstanding principal on the promissory note amortizes as follows: i) $200,000 plus accrued interest on or before September 30, 2013, and ii) $225,000 plus accrued interest on or before December 31, 2013.

Note 7 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC, refered to collectively in this context as the “Borrowers”, entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

The Borrowers entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on December 15, 2011. The Amendment reflected the addition of Rantoul Partners, as an additional Borrower and added as additional security for the loans the assets that were held by Rantoul Partners.

On August 31, 2012, the Borrowers entered into a Second Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment reflects the following changes: (i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson Jr. ceases to be the chief executive officer of EnerJex for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty days (120) thereafter, and iv) the addition of new leases to the collateral pool.

On November 2, 2012, the Borrowers entered into a Third Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Third Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, the Borrowers entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with Texas Capital Bank. The Fourth Amendment reflects the following changes: i) Texas Capital Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) Texas Capital Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of Texas Capital Bank.

On April 16, 2013, Texas Capital Bank increased our current borrowing base to $19.5 million, of which we had borrowed $11.0 million as of June 30, 2013. We intend to conduct an additional borrowing base review in the third quarter of 2013 and we expect increases in our oil production and the maturity of our existing oil producing wells to result in an additional borrowing base increases.

This senior secured credit facility matures on October 3, 2015, unless extended by mutual agreement. On the maturity date all obligations plus accrued interest must be repaid.

Note 8 Commitments & Contingencies

As of June 30, 2013 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Note 9 Equity Transactions

On January 1, 2013, 300,000 warrants with a strike price equal to $.70 were issued to a consulting firm as compensation for service. Half of these warrants vested on March 31, 2013 and the other half of these warrants vested on June 30, 2013. The fair market value of the warrants was calculated by the Black Scholes model. We expensed $16,180 as professional fees in the quarter ended March 31, 2013 and $24,609 in the quarter ended June 30, 2013.

Note 10 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

On July 15, 2013, EnerJex Resources, Inc.'s Audit Committee approved the engagement of L.L. Bradford & Company, LLC as its independent registered public accounting firm for the Company's fiscal year ending December 31, 2013. Concurrent with its appointment of L.L. Bradford & Company, LLC, the Audit Committee dismissed Weaver Martin & Samyn, LLC, which served as the Company's independent registered public accountant for the fiscal years ended December 31, 2012, and December 31, 2011.

On July 23, 2013, EnerJex Resources, Inc., a Nevada corporation (“EnerJex”), BRE Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of EnerJex (the “Merger Sub”), and Black Raven Energy, Inc., a Nevada corporation (“BRE”), entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which BRE will be merged with and into Merger Sub and after which BRE will be a wholly owned subsidiary of EnerJex (the “Merger”).  The Merger will be subject to the approval of the issuance of shares of EnerJex common stock in the Merger by holders of a majority of the shares of EnerJex common stock and Series A preferred stock, voting together as a single class, present and entitled to vote at the stockholders meeting at which the transaction will be considered.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) each outstanding share of capital stock of BRE will be converted into the right to receive (a) a cash payment of $0.40 (subject to an aggregate cap of $600,000) or (b) 0.34791 of a share of EnerJex common stock, subject to adjustment as described in the Merger Agreement, (ii) all options under the BRE option plan shall be cancelled, and (iii) all warrants or other rights to purchase shares of capital stock of BRE will be converted into warrants to purchase EnerJex common stock. The election to receive cash in lieu of EnerJex shares is available only to unaffiliated stockholders of BRE.  No fractional shares of EnerJex common stock will be issued in connection with the Merger, and holders of BRE common stock will be entitled to receive cash in lieu thereof.  Following the consummation of the transactions contemplated by the Merger Agreement, the stockholders of BRE immediately prior to the Effective Time will own approximately 37% of the outstanding voting stock of EnerJex and the stockholders of EnerJex immediately prior to the Effective Time will own approximately 63% of the outstanding voting stock of EnerJex.  The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides that, immediately following the Effective Time, the board of directors and executive officers of EnerJex will remain the same.

Consummation of the Merger is subject to a number of conditions, including, but not limited to (i) approval by EnerJex’s stockholders of the issuance of shares of EnerJex common stock in the Merger and the adoption and approval of the Merger Agreement and the transactions contemplated thereby by BRE’s stockholders; (ii) the effectiveness of a Form S-4 registration statement to be filed by EnerJex with the Securities and Exchange Commission (the “SEC”) to register the shares of EnerJex common stock to be issued in the Merger, which will include a proxy statement/prospectus; and (iii) other customary closing conditions.

Each of EnerJex and BRE has made customary representations, warranties and covenants in the Merger Agreement, including agreements that (i) each party will conduct its business in the ordinary course consistent with past practice during the interim period between execution of the Merger Agreement and consummation of the Merger; (ii) each party will not take certain actions during such period; (iii) BRE will receive the written consent of a majority of its stockholders in favor of the transaction within 24 hours after execution of the Merger Agreement; and (iv) EnerJex will convene and hold a meeting of its stockholders for the purpose of considering the approval of the issuance of shares of EnerJex common stock in the Merger.  BRE also has agreed not to solicit proposals relating to alternative business combination transactions and not to enter into discussions or any agreement concerning any alternative business combination transaction, subject to customary fiduciary exceptions.

On July 24, 2013, holders of a majority of the voting stock of BRE delivered to EnerJex their consent to the transactions contemplated by the Merger Agreement.

 The Merger Agreement contains termination rights in favor of each of BRE and EnerJex in certain circumstances. If the Merger Agreement is terminated due to certain triggering events specified in the Merger Agreement, EnerJex will be required to pay BRE a termination fee of up to $1.0 million or BRE will be required to pay EnerJex a termination fee of up to $2.0 million.

As more fully described in footnotes 2 and 9, 550,000 warrants were issued to a consulting firm as compensation for service. Subsequent to June 30, 2013 these warrants expired, unexercised.

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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, and Working Interest, LLC, unless the context requires otherwise. The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest are included in the Statements of Operations and Statement of Cash Flows for the three month and six month periods ended June 30, 2012. On December 31, 2012 we distributed all of the assets of the partnership to the partners and dissolved Rantoul Partners. Accordingly, the Rantoul Partners accounts are still reflected in certain 2012 financial statements. We report our financial information on the basis of a December 31 st fiscal year end.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.enerjex.com .  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 508, San Antonio, Texas 78209.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2012:

•	From January 1, 2013 to June 30, 2013 we drilled 11 new oil wells and 10 new secondary recovery water injection wells in our Mississippian Project located in Southeast Kansas.

•	During the first quarter and second quarters of 2013, we drilled 13 new oil wells and 8 new secondary recovery wells in our Cherokee Project located in Eastern Kansas.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended June 30, 2013 and June 30, 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Production	23,857	23,464	50,394	42,949
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$92.08	$87.33	$89.97	$92.02

Average Production Cost (1)
Per Bbl of oil	$49.06	$49.16	$47.57	$50.88

Average Lifting Costs (2)
Per Bbl of oil	$31.52	$31.77	$30.44	$31.54

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Six Months Ended June 30, 2013 and 2012 compared.

Income :

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012		$2013	2012	$
Oil revenues	$2,196,736	$2,049,165	$147,571	$4,534,037	$3,952,057	$581,980

Revenues

Oil revenues for the six months ended June 30, 2013 were $4,534,037 compared to revenues of $3,952,057 in the six months ended June 30, 2012. Revenues increased as a result of higher oil production offset by slightly lower oil prices.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2013	2012		$2013	2012	$
Production expenses:
Direct operating costs	$751,957	$745,504	$6,453	$1,534,029	$1,354,583	$179,446
Depreciation, depletion and amortization	418,561	407,916	10,645	863,098	830,519	32,579
Total production expenses	1,170,518	1,153,420	17,098	2,397,127	2,185,102	212,025

General expenses:
Professional fees	269,257	339,757	(70,500)	625,479	672,729	(47,250)
Salaries	185,978	109,498	76,480	431,989	243,380	188,609
Administrative expense	174,243	202,029	(27,786)	313,647	445,926	(132,279)
Total general expenses	629,478	651,284	(21,806)	1,371,115	1,362,035	9,080
Total production and general expenses	1,799,996	1,804,704	(4,708)	3,768,242	3,547,137	221,105

Income from operations	396,740	244,461	152,279	765,795	404,920	360,875

Other income (expense)
Interest expense	(137,128)	(69,947)	(67,181)	(255,373)	(137,607)	(117,766)
Gain on derivatives	407,759	2,877,419	(2,469,660)	167,818	1,690,480	(1,522,662)
Other income	49,214	9,793	39,421	58,381	22,251	36,130
Total other income (expense)	319,845	2,817,265	(2,497,420)	(29,174)	1,575,124	(1,604,298)

Net income	$716,585	$3,061,726	$(2,345,141)	$736,621	$1,980,044	$(1,243,423)

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2013 were $1,534,029 compared to $1,354,583 for the six months ended June 30, 2012. Direct operating costs increased $179,446 primarily due to an increase in production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2013 was $863,098 compared to $830,519 for the six months ended June 30, 2012.

Professional Fees

Professional fees for the six months ended June 30, 2013 were $625,479 compared to $ 672,729 for the six months ended June 30, 2012. Professional fees decreased as a result of lower legal and investment banking fees incurred during the first half of 2013 compared to the first half of 2012.

Salaries

Salaries for the six months ended June 30, 2013 were $431,989 compared to $243,380 for the six months ended June 30, 2012.  Salaries increased due to the addition of five employees during the last half of 2012 and first half of 2013.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2013 were $313,647 compared to $445,926 for the six months ended June 30, 2012. The decrease in administrative expenses was due primarily to decreased insurance, rent and general office and office supply expenditures in 2013 compared to the same period in 2012.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $255,373 compared to $137,607 for the six months ended June 30, 2012. Interest expense increased due to increased borrowings under our Credit Facility.

Gain (Loss) on Derivatives

A gain of $167,818 resulted from the “mark to market” valuation of our derivative contracts at June 30, 2013. The gain was due to lower prices for oil futures at June 30, 2013 than at December 31, 2012.

Net Income (Loss)

Net income for the six months ended June 30, 2013 was $736,621 compared to net income of $1,980,044 for the six months ended June 30, 2012.  The decrease in net income was due primarily to a reduction of unrealized gain on derivatives resulting from the “mark to market” valuation of our derivative contracts at June 30, 2013 as compared to June 30, 2012.

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

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2013	December 31, 2012	Increase / (Decrease)

Current Assets	$2,849,602	$3,536,497	$(686,895)

Current Liabilities	$3,296,417	$4,556,476	$(1,260,059)

Working Capital (deficit)	$(446,815)	$(1,019,979)	$(573,164)

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC Borrowers entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At Borrowers option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

Borrowers entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Texas Capital Bank, which closed on December 15, 2011. The Amendment reflected the addition of Rantoul Partners, as an additional Borrower and added as additional security for the loans the assets that were held by Rantoul Partners.

On August 31, 2012, Borrowers entered into a Second Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment reflects the following changes: (i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty days (120) thereafter, and iv) the addition of new leases to the collateral pool.

On November 2, 2012, Borrowers entered into a Third Amendment to the Amended and Restated Credit Agreement with Texas Capital Bank. The Third Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, Borrowers entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with Texas Capital Bank. The Fourth Amendment reflects the following changes: i) Texas Capital Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) Texas Capital Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of Texas Capital Bank.

On April 16, 2013, Texas Capital Bank increased Borrowers current borrowing base to $19.5 million, of which we had borrowed $11.0 million as of June 30, 2013. We intend to conduct an additional borrowing base review in the third quarter of 2013 and we expect increases in our oil production and the maturity of our existing oil producing wells to result in an additional borrowing base increase.

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

ITEM 4. CONTROLS AND PROCEDURES ..

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al. alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of legal fees paid of over $484,000. There can be no assurance of the outcome in the litigation, including whether and in what amount we may recover damages. On June 30, 2012, the defendants answered the complaint and filed a counterclaim against us for $492,133.95. This amount is already reflected as a liability under accounts payable on our balance sheet.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
3.3	Certificate of Amendment of Articles of Incorporation
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)
10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)
10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)

10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)
10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).
10.27	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.28	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.29	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.30	Employment Agreement between Enerjex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).
10.31	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.32	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.43	First Amendment to General Partnership Agreement for Rantoul Partners dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer
(Principal Financial Officer)

Date: August 12, 2013
20