Form 10-K/A
period 2012-12-31
EnerJex Resources, Inc.
filed 2013-09-13
CIK 8504

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 67,836,529 shares of common stock, $0.001 par value, outstanding on April 10, 2013.

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

NONE.

Explanatory Note

EnerJex Resources, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the SEC on April 10, 2013 (the “Original Form 10-K”).

This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-K/A sets forth the Original Form 10-K in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revision of the disclosures as discussed below and as expressly set forth herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. The following are the items that have changed and, if applicable, the specific portion of the items that have changed:

•	Items 1 and 2 - Business and Properties; Item 3 - Legal Proceedings

We amended the "Significant Developments in 2012" discussion on page 5, and amended Item 3 - Legal Proceedings on page 31 to expand our disclosure regarding EnerJex Resources, Inc. v. Haughey, et al. by clarifying how we estimated our economic loss claimed in the lawsuit and specifying the manner by and extent to which our financial statements reflect such loss and recovery.

•	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our discussion of critical accounting policies and estimates on pages 36-37, we clarified and expanded our disclosure regarding how oil properties are accounted for by clarifying and expanding our policy disclosure to:

•	explain how the costs of unproved properties are taken into account when performing our quarterly ceiling tests,
•	remove any reference to including additional reserves proved subsequent to year-end on properties owned at year end when the incremental reserves are attributable to increased prices,
•	add a provision noting that proceeds from the sale or disposition of oil properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) is sold, in which case the gain or loss is recognized in income, and
•	revise the footnote to clarify how our ceiling limitation is tested at the end of each quarter.

•	Item 9A — Controls and Procedures

We revised our disclosure on page 38 to reflect the conclusion that our disclosure controls and procedures were effective, without any qualifying details.

•	Financial Statements — We made the following revisions to our financial statements.

•   Consolidated Statements of Stockholders' Equity

We amended the consolidated statement of stockholders' equity on Page F-5. With regard to reporting the liquidation of Rantoul Partner we removed the line "gain on sale of non-controlling interest in subsidiary" in 2011 and "gain on the sale of partnership interest" in 2012. We replaced these with 2 separate lines. Each new line reads “Accretion to EnerJex Due to Sale of Non-Controlling Interest by Subsidiary.”

In addition, certain figures were corrected to ensure that all summations are accurate – down and across.

•  Note 1-Summary of Accounting Policies

•   Basis of Presentation. We expanded our policy disclosure on page F-7 to explain how we accounted for the liquidation of Rantoul Partners and how we valued the 75% working interest in the leases held by the partnership.

•   Oil Properties. We clarified and expanded our policy disclosure regarding treatment of oil properties to:

•	explain how the costs of unproved properties are taken into account when performing our quarterly ceiling tests,

•	remove any reference to including additional reserves proved subsequent to year-end on properties owned at year end when the incremental reserves are attributable to increased prices,

•	add a provision noting that proceeds from the sale or disposition of oil properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) is sold, in which case the gain or loss is recognized in income, and

•	revise the footnote to clarify how our ceiling limitation is tested at the end of each quarter.

We also made corresponding changes to the risk factor on page 26 relating to the carrying value of our oil properties.

2

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

The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of $484,473 in legal fees paid by EnerJex. At the time the petition was filed, we estimated our economic loss of approximately $50 million by conducting an analysis that considered a number of factors, including the loss of at least $25 million of gross proceeds we would have received in the failed 2008 stock offering, the loss of the value we could have created had it been able to utilize the proceeds from the stock offering to execute its business plan in the 2008 economic environment, and the loss of market value for our common stock. Subsequent to the filing of the petition and during the course of discovery, we discovered additional claims for damages substantially greater than the initial claim. The Company intends to amend its petition to include the discovered claims.

A trial is currently scheduled to hear this case in the 16th Circuit Court of Jackson County, Missouri on November 12, 2013.

Our financial statements reflect fees paid to the defendants of $484,473 and disputed unpaid fees of $492,134. In addition, our financial statements reflect the litigation costs that we have incurred to date. Any judgment or settlement resulting from this litigation that is reached for our benefit in an amount that exceeds our total costs related to this matter, including the cost of litigation and the paid and disputed fees referenced above, shall be subject to a contingency fee for the benefit of our attorneys. There can be no assurance of the outcome of this litigation, including whether and in what amount EnerJex may recover damages.

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

On December 14, 2011, we entered into an agreement with Viking Energy Partners, LLC and FL Oil Holdings, LLC (together the “Investors ”), effective October 1, 2011, in which we formed a general partnership (“Rantoul Partners”) for the purpose of owning and developing certain assets in our Cherokee Project. As part of this agreement, (i) EnerJex contributed certain assets to Rantoul Partners in exchange for an 88.25% ownership interest in Rantoul Partners, and (ii) the Investors contributed $2.35 million to Rantoul Partners in exchange for an 11.75% ownership interest in Rantoul Partners. The Investors contributed an additional $2.65 million throughout 2012, and the entire $5 million of contributed capital was invested in drilling and completion operations on the Rantoul Partners leases by the end of 2012. On January 24, 2013, all of the general partners mutually agreed to dissolve Rantoul Partners effective December 31, 2012. Working interests in the Rantoul Partners leases were ratably assigned to each general partner upon dissolution of Rantoul Partners, and the working interests that comprised the assets of Rantoul Partners are now governed by a joint operating agreement. We received a 75% working interest in the Rantoul Partners leases upon dissolution.

Other

We own an average working interest of 97% in 904 gross acres located in Allen, Anderson, and Linn Counties in Eastern Kansas. As of December 31, 2012, these properties were producing approximately 15 gross barrels of oil per day from multiple formations.

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

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others) for the years ended December 31, 2012 and 2011, the average sales prices, average production costs and direct lifting costs per unit of production.

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

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil production activities. We may also be exposed to the risk of costs associated with Kansas Corporation Commission and /or the Texas Railroad Commission requirements to plug orphaned and abandoned wells on our oil leases from wells previously drilled by third parties. In addition, we may indemnify sellers or lessors of oil properties for environmental liabilities they or their predecessors may have created. These costs and liabilities could arise under a wide range of federal, state and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs, liens and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations.

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

We review the carrying value of our oil properties under the full cost-cost method of accounting. Under the full-cost-method of accounting, the net book value of oil properties, less deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is (a) the present value of future net revenues computed by applying current prices of oil & gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil & gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10 percent and assuming continuation of existing economic conditions plus (b) the cost of properties not being amortized plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized less (d) income tax effects related to differences between book and tax basis of properties. Future cash outflows associated with settling accrued retirement obligations are excluded from the calculation. Estimated future cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months held flat for the life of the production, except where prices are defined by contractual arrangements.

Revisions to estimates of oil reserves and/or an increase or decrease in current prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depreciation, depletion, and amortization in the statement of operations.

During the years ended December 31, 2012 and 2011 there were no impairments resulting from the quarterly ceiling tests.

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC. The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleging., among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008.

The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of $484,473 in legal fees paid by EnerJex. At the time the petition was filed, we estimated our economic loss of approximately $50 million by conducting an analysis that considered a number of factors, including the loss of at least $25 million of gross proceeds we would have received in the failed 2008 stock offering, the loss of the value we could have created had it been able to utilize the proceeds from the stock offering to execute its business plan in the 2008 economic environment, and the loss of market value for our common stock. Subsequent to the filing of the petition and during the course of discovery, we discovered additional claims for damages substantially greater than the initial claim. The Company intends to amend its petition to include the discovered claims.

A trial is currently scheduled to hear this case in the 16th Circuit Court of Jackson County, Missouri on November 12, 2013.

Our financial statements reflect fees paid to the defendants of $484,473 and disputed unpaid fees of $492,134. In addition, our financial statements reflect the litigation costs that we have incurred to date. Any judgment or settlement resulting from this litigation that is reached for our benefit in an amount that exceeds our total costs related to this matter, including the cost of litigation and the paid and disputed fees referenced above, shall be subject to a contingency fee for the benefit of our attorneys. There can be no assurance of the outcome of this litigation, including whether and in what amount EnerJex may recover damages.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should read in conjunction with the other sections of this Annual Report on Form 10-K, including "Items 1 and 2. Business and Properties" and "Item 8: Financial Statements and Supplementary Data". This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as "will", "believe," "are projected to be" and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investments opportunities; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Oil Properties.

We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.

Proved properties are amortized using the units of production method (UOP). Currently we only have operations in the Unites States of America. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of these reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs, less related salvage value.

The cost of unproved properties are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed into service. Geological and geophysical costs not associated with specific properties are recorded to proved property immediately. Unproved properties are reviewed for impairment quarterly.

Under the full-cost-method of accounting, the net book value of oil properties, less deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is (a) the present value of future net revenues computed by applying current prices of oil & gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil & gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10 percent and assuming continuation of existing economic conditions plus (b) the cost of properties not being amortized plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized less (d) income tax effects related to differences between book and tax basis of properties. Future cash outflows associated with settling accrued retirement obligations are excluded from the calculation. Estimated future cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the years ended December 31, 2012 and 2011 there were no impairments resulting from the quarterly ceiling tests.

Proceeds from the sale or disposition of oil properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income.

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

Recent Issued Accounting Standards

See Note 1, Summary of Significant Accounting Policies - Recent Issued Accounting Standards, to our consolidated financial statements included in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Robert G. Watson, and our Chief Financial Officer, Douglas M. Wright, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, Mr. Watson and Mr. Wright concluded that our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

R. Atticus Lowe. Mr. Lowe is the Chief Investment Officer of West Coast Asset Management, Inc., a registered investment advisor that has invested more than $200 million in the oil and gas industry on behalf of its principals and clients during the past 10 years. Mr. Lowe serves as a Director and Chairman of the Audit Committee for Black Raven Energy, Inc., a privately held oil and gas company headquartered in Denver, CO. He is a CFA charter holder and a co-author of The Entrepreneurial Investor , a book Published by John Wiley & Sons. Mr. Lowe has also been profiled in Oil and Gas Investor magazine and Value Investor Insight, and he has been a featured speaker at the Value Investing Congress in New York and California.

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

Audit Committee

Our Audit Committee consists of one independent director, James G. Miller, and one director who is not independent, Ryan A. Lowe, each of whom has been selected for membership on the Audit Committee by the Board of Directors based on the board's determination that each is fully qualified, through a range of education, experiences in business and executive leadership and service on boards of directors, and an understanding of generally accepted accounting principles, to oversee our internal audit function, assess and select independent auditors, and oversee our financial reporting processes and overall risk management. The Audit Committee has the authority to seek advice and assistance from outside legal, accounting or other advisors and exercises such authority as it deems necessary. The full text of the charter of the Audit Committee can be found in the investor section of our website at www.enerjex.com .

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Robert G. Watson	2012	$150,000	$-	$-	$-	$150,000
President, Chief Executive Officer and Principal Financial Officer

Douglas M. Wright(1)	2012	$140,000	$-	$-	$-	$140,000
Chief Financial Officer

Robert G. Watson	2011	$150,000	$-	$-	$-	$150,000
President, Chief Executive Officer and Principal Financial Officer

(1)	Douglas M. Wright was hired on August 15, 2012, and the compensation figures in the table above represent his annual compensation rates.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of the fiscal year ended December 31, 2012.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Robert G. Watson, Jr.	2011	-0-	-0-	900,000	$0.40	12/31/2015

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

Employment Agreements

Robert G. Watson, Jr. - Chief Executive Officer

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

Douglas M. Wright - Chief Financial Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 67,836,529 shares of outstanding common stock.

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

Name and Address of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Robert G. Watson, Jr., CEO/President and Director (3)	4,675,000	6.89%
R. Atticus Lowe, Director (4)(6)	128,585	0.19%
Lance W. Helfert, Director (4)(7)	214,881	0.32%
James G. Miller, Director	2,173,871	3.20%
West Coast Opportunity Fund LLC (4)	11,812,103	17.41%
1205 Coast Village Road
Montecito, CA 93108
Montecito Venture Partners, LLC (5)	17,231,583	25.40%
1205 Coast Village Road
Montecito, California 93108
Newman Family Trust	5,000,000	7.37%
John A. Loeffelbein (8)	3,944,648	5.81%

Directors, Officers and Beneficial Owners as a Group		66.6	%(9)

* Indicates less than one percent.

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Registrant, 4040 Broadway, Suite 508, San Antonio, Texas 78209.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 675,000 shares under an option granted to Mr. Watson to purchase 900,000 shares of common stock at $0.40 per share. Mr. Watson vests in that option in equal monthly increments over 48 months commencing January 1, 2011.
(4)	West Coast Asset Management, Inc. (the "Investment Manager") is the Investment Manager to separately managed accounts, some of which are affiliated with the Reporting Persons (the "Accounts"). The Accounts directly own all of the shares reported herein. R. Atticus Lowe and Lance W. Helfert serve on the investment committee of the Investment Manager. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purposes.
(5)	Montecito Venture Partners, LLC is a controlled affiliate of West Coast Asset Management, Inc. Includes 2,417,660 shares of Series A Preferred Stock that is convertible into 2,417,660 shares of the Registrant's common stock.
(6)	Includes 12,388 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 1,135,199 of the shares beneficially owned by Mr. Lowe by reason of his ownership interest in Montecito Venture Partners, LLC.
(7)	Includes 70,738 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in West Coast Opportunity Fund, LLC, and 6,606,201 of the shares beneficially owned by Mr. Helfert by reason of his ownership interest in Montecito Venture Partners, LLC.
(8)	Includes 178,756 of the shares directly owned by John A. Loeffelbein, and 3,765,892 of the shares beneficially owned by John A. Loeffelbein by reason of his ownership interest in Coal Creek Energy, LLC.

(9)	Excludes shares beneficially owned by Mr. Lowe and Mr. Helfert that are already accounted for by West Coast Opportunity Fund, LLC and Montecito Venture Partners, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Weaver Martin & Samyn LLC served as our principal independent public accountants for the years ended December 31, 2012 and 2011. Aggregate fees billed to us for the year ended December 31, 2012 and 2011 were as follows:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
10.3	Amended and Restated Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.35 to the Form 10-K filed on July 10, 2008)
10.4	Security Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed on July 10, 2008)
10.5	Letter Agreement with Debenture Holders dated July 3, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on July 10, 2008)
10.6†	C. Stephen Cochennet Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 1, 2008)
10.7†	Dierdre P. Jones Employment Agreement dated August 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 1, 2008)
10.8†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.9	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.10	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.11	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.12(a) †	C. Stephen Cochennet Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(a) to the Form 10-Q filed on February 23, 2009)
10.12(b) †	Dierdre P. Jones Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(b) to the Form 10-Q filed on February 23, 2009)
10.12	Daran G. Dammeyer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(c) to the Form 10-Q filed on February 23, 2009)
10.12(d)	Darrel G. Palmer Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(d) to the Form 10-Q filed on February 23, 2009)
10.12(e)	Dr. James W. Rector Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(e) to the Form 10-Q filed on February 23, 2009)
10.12(f)	Robert G. Wonish Rescission of Option Grant Agreement dated November 17, 2008 (incorporated by reference to Exhibit 10.38(f) to the Form 10-Q filed on February 23, 2009)
10.13	Letter Agreement with Debenture Holders dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 16, 2009)
10.14	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009)
10.15	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.16	Waiver from Texas Capital Bank, N.A. dated July 14, 2009 (incorporated by reference to Exhibit 10.16 to Form 10-K filed July 14, 2009)
10.17	First Amendment to Credit Agreement dated August 18, 2009 (incorporated by reference to the Exhibit 10.12 to the Form 10-Q filed August 18, 2009)
10.18	Debenture Holder Amendment Letter dated November 16, 2009 (incorporated by reference to the Exhibit 10.13 to the Form 10-Q filed November 20, 2009)
10.19	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.20	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.21	Second Amendment to Credit Agreement dated January 13, 2010 (incorporated by reference to Exhibit 10.16 to the Form 10-Q filed on February 16, 2010)
10.22	Debenture Holder Amendment Letter dated January 27, 2010 (incorporated by reference to Exhibit 10.17 to the Form 10-Q filed on February 16, 2010)

10.23	Waiver from Texas Capital Bank, N.A. dated February 10, 2009 (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed on February 16, 2010)
10.24	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.25	Debenture Holder Amendment Letter dated April 1, 2010 (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on July 15, 2010)
10.26	Separation and Settlement Agreement with C. Stephen Cochennet dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2010).
10.27	Securities Purchase and Asset Acquisition Agreement between EnerJex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.28	Stock Repurchase Agreement between EnerJex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.29	Securities Purchase Agreement between EnerJex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.30	Employment Agreement between EnerJex Resources, Inc. and Robert G. Watson dated December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2011).
10.31	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.32	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
21.1	List of Subsidiaries
23.1	Miller & Lents, Ltd. Consent Of Independent Petroleum Engineers and Geologists Letter dated September 13, 2013.
23.2	Consent Of MHA Petroleum Consultants LLC Independent Petroleum Engineers Letter dated September 13, 2013.
23.3	Consent of Weaver & Martin, LLC dated September 13, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr., Chief Executive Officer

Date: September 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson, Jr.	President, Chief Executive Officer,	September 13, 2013
Robert G. Watson, Jr.	(Principal Executive Officer), Secretary and Director

/s/ Douglas M. Wright	Chief Financial Officer (Principal Financial Officer)	September 13, 2013
Douglas M. Wright

/s/ Ryan A. Lowe	Director and Senior Vice President of Corporate Marketing	September 13, 2013
Ryan A. Lowe

/s/ Lance W. Helfert	Director	September 13, 2013
Lance Helfert

/s/ James G. Miller	Director	September 13, 2013
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

/s/ Weaver, Martin & Samyn

Weaver, Martin & Samyn, LLC

Kansas City, Missouri

April 10, 2013

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Current Assets:
Cash	$767,494	$2,770,440
Accounts receivable	1,221,962	1,454,405
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	374,592	114,436
Total current assets	3,382,621	5,357,854

Fixed assets	629,816	529,371
Accumulated depreciation	(319,939)	(232,508)
Total fixed assets	309,877	296,863

Other Assets
Oil properties using full-cost accounting:
Properties not subject to amortization	7,830,828	7,922,734
Properties subject to amortization	25,372,070	17,837,766
Total oil properties using full-cost accounting	33,202,898	25,760,500

Total assets	$36,895,396	$31,415,217

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,384,090	$2,355,692
Accrued liabilities	590,205	123,789
Derivative liability	757,181	959,114
Note Payable	825,000	-
Long-term debt, current	-	7,000
Total current liabilities	4,556,476	3,445,595

Non-Current Liabilities
Asset retirement obligation	1,336,151	908,790
Derivative liability	1,043,114	1,768,220
Long-term debt	8,500,000	3,826,484
Total non-current liabilities	10,879,265	6,503,494
Total liabilities	15,435,741	9,949,089

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 100,000,000 shares authorized; shares issued and outstanding - 73,586,529 at December 31, 2012 and 73,411,279 at December 31, 2011	73,587	73,412
Treasury stock, 5,570,000 shares at December 31, 2012 and 3,750,000 shares at December 31,2011	(2,551,000)	(1,500,000)
Equity based compensation unearned	(153,876)	(230,813)
Accumulated other comprehensive income	(552,589)	(552,589)
Paid in capital	45,352,096	43,556,486
Retained (deficit)	(20,713,343)	(20,450,876)
Total stockholders’ equity EnerJex Resources Inc.	21,459,655	20,900,400
Non-controlling interest in subsidiary	-	565,728
Total stockholders' equity (deficit)	21,459,655	21,466,128

Total liabilities and stockholders' equity (deficit)	$36,895,396	$31,415,217

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

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

										Total
							Accumulated			Stockholders'	Non
						Equity Based	Other			Equity EnerJex	Controlling	Total
	Preferred Stock		Common Stock		Treasury	Compensation	Comprehensive	Paid In	Retained	Resources	Interest	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Unearned	Income	Capital	Deficit	Inc.	Subsidiary	Equity
Balance, January 1, 2011	4,779,460	$4,780	67,459,869	$67,460	$-	$-	$-	$37,661,719	$(18,355,991)	$19,377,968	$-	$19,377,968

Stock Sold	-	-	5,726,660	5,727	-	-	-	3,430,269	-	3,435,996	-	3,435,996
Stock Issued for Oil Assets and Services	-	-	225,000	225	-	-	-	122,275	-	122,500	-	122,500
Stock Options and Warrants Issued	-	-	-	-	-	(536,591)	-	536,591	-	-	-	-
Amotization of Stock Options and Warrants	-	-	-	-	-	305,778	-	-	-	305,778	-	305,778
Acquisition of Treasury Stock	-	-	-	-	(1,500,000)	-	-	-	-	(1,500,000)	-	(1,500,000)
Accumulated Other Comprehensive Loss	-	-	-	-	-	-	(552,589)	-	-	(552,589)	-	(552,589)
Sale of Non Controlling Interest
by Subsidiary	-	-	-	-	-	-	-	-	-	-	2,350,000	2,350,000
Accretion to EnerJex Due to Sale of Non
Controlling Interest by Subsidiary	-	-	-	-	-	-	-	1,805,632	-	1,805,632	(1,805,632)	-
Dividends Paid on Preferred Stock	-	-	-	-	-	-	-	-	(56,263)	(56,263)	-	(56,263)
Net Loss for the Year	-	-	-	-	-	-	-	-	(2,038,622)	(2,038,622)	21,360	(2,017,262)

Balance, December 31, 2011	4,779,460	4,780	73,411,529	73,412	(1,500,000)	(230,813)	(552,589)	43,556,486	(20,450,876)	20,900,400	565,728	21,466,128

Stock Issued for Services	-	-	175,000	175	-	-	-	122,226	-	122,401	-	122,401
Acquisition of Treasury Stock	-	-	-	-	(1,051,000)	-	-	-	-	(1,051,000)	-	(1,051,000)
Amortization of Stock Options	-	-	-	-	-	76,937	-	-	-	76,937	-	76,937
Issuance of Stock Options	-	-	-	-	-	-	-	167,033	-	167,033	-	167,033
Warrants Issued for Services	-	-	-	-	-	-	-	85,892	-	85,892	-	85,892
Sale of Non Controlling Interest												-
by subsidiary	-	-	-	-	-	-	-	-	-	-	2,650,000	2,650,000
Accretion to EnerJex Due to Sale of Non
Controlling Interest by subsidiary	-	-	-	-	-	-	-	1,420,459	-	1,420,459	(1,420,459)	-
Distributions To Non-Contolling Interests	-	-	-	-	-	-	-	-	-	-	(592,936)	(592,936)
Liquidation of Non-Controlling Interests	-	-	-	-	-	-	-	-	-	-	(1,597,461)	(1,597,461)
Dividends Paid on Preferred Stock	-	-	-	-	-	-	-	-	(608,459)	(608,459)	-	(608,459)
Net Income for the Year	-	-	-	-	-	-	-	-	345,992	345,992	395,128	741,120

Balance, December 31, 2012	4,779,460	$4,780	73,586,529	$73,587	$(2,551,000)	$(153,876)	$(552,589)	$45,352,096	$(20,713,343)	$21,459,655	$-	$21,459,655

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

Note 1 - Summary of Accounting Policies

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

Rantoul Partners was formed in 2011 by our contribution of certain oil assets totaling $2,282,918 to the partnership for 100% ownership in the entity. The assets were valued at their historic cost which approximated market. In 2011 Rantoul Partners sold 11.75% of the partnership to 2 investors for $2,350,000. 11.75% of the book value of Rantoul Partners after the investment by non-controlling entities was $544,368. The difference between the investment amount ($2,350,000) and the book value bought ($544,368) is accretive to EnerJex in the amount of $1,805,632. This amount was recorded as EnerJex paid in capital. In 2012 an additional $2,650,000 was invested by the two non-controlling owners for an additional 13.75% ownership (bringing their total to 25%). 13.75% of the book value of Rantoul Partners after the additional investments by the non-controlling entities was $1,229,541. The difference between the investment amount ($2,650,000) and the book value bought ($1,229,541) is accretive to Enerjex in the amount of $1,420,459. This amount was recorded as paid in capital.

On December 31, 2012 Rantoul Partners was liquidated. At the time of liquidation we owned 75% of Rantoul Partners and 75% of the working interest of Rantoul Partners. We received 75% of the net assets less liabilities of Rantoul Partners that totaled approximately $4,792,380 and a 75% working interest in the oil properties of Rantoul Partners. The non-controlling owners of Rantoul Partners received 25% of the assets less liabilities ($1,597,461) and 25% of the working interest in the properties of Rantoul Partners.

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

Oil Properties

We follow the full-cost method of accounting under which all costs associated with property acquisition, exploration and development activities are capitalized. We also capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.

Proved properties are amortized using the units of production method (UOP). Currently we only have operations in the Unites States of America. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of these reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs, less related salvage value.

The cost of unproved properties are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed into service. Geological and geophysical costs not associated with specific properties are recorded to proved property immediately. Unproved properties are reviewed for impairment quarterly.

Under the full-cost-method of accounting, the net book value of oil properties, less deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is (a) the present value of future net revenues computed by applying current prices of oil & gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil & gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of 10 percent and assuming continuation of existing economic conditions plus (b) the cost of properties not being amortized plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized less (d) income tax effects related to differences between book and tax basis of properties. Future cash outflows associated with settling accrued retirement obligations are excluded from the calculation. Estimated future cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the years ended December 31, 2012 and 2011 there were no impairments resulting from the quarterly ceiling tests.

Proceeds from the sale or disposition of oil properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income.

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

Note 2 - Stock Transactions

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

On December 31, 2010 we granted 900,000 options that vest ratably over a 48 month period and are exercisable at $0.40 per share to an Officer of the company.  The term of the options is 5 years. The fair value of the options as calculated using the Black-Scholes model was $307,751.  The amount recognized as expense in the years ended December 31, 2012 and 2011was $76,938 respectively and the amount of expense to be recognized in future periods is $153,876. There are 450,000 options vested at December 31, 2012.

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

Note 5 - Oil Properties

For the year ended December 31, 2011, we sold a number of oil properties for $3,825,000. In accordance with the full cost method of accounting, the Company did not record a gain or loss on these sales.

Note 6 - Related party transactions

In the normal course of business we utilize the services of stockholders who perform work for us at normal business rates.

Note 7 - Commitments and Contingencies

Rent expense for the years ended December 31, 2012 and 2011 were approximately $113,000 and $75,000 respectively. Future non-cancellable minimum lease payments are approximately $147,000 for 2013, $76,000 for 2014, $71,000 for 2015, $62,000 for 2016 and $63,000 for 2017. We received rental income form sub rentals of $50,000 in 2012 and will receive $37,000 in 2013.

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

Note 8 - Income Taxes

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

Note 9 - Fair Value Measurements

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

Note 10 - Derivative Instruments

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

Note 11 - Income (Loss) Per Common Share

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

Note 12 - Accounts Payable

The Company's current liabilities at December 31, 2012 and 2011 include accounts payable in the amount of $2,384,090 and $2,355,692 respectively. Accounts payable for 2012 and 2011 included $492,134 payable to former attorneys of the Company that are in dispute.

Note 13 - Note Payable

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

Note 14 - Subsequent Events

In January 2013 the Company issued an advisor warrants for the purchase of 300,000 shares of the Company’s common stock with a strike price equal to $0.70 per share for investor relation services, and the Company issued 130,000 shares of stock and 35,000 options to employees.

Note 15 - Supplemental Oil Reserve Information (Unaudited)

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

