Form 10-Q/A
period 2013-03-31
EnerJex Resources, Inc.
filed 2013-09-13
CIK 8504

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

Explanatory Note

EnerJex Resources, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the SEC on May 14, 2013 (the “Original Form 10-Q”).

This Form 10-Q/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-Q, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-Q. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certificates from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revision of the disclosures as discussed below and as expressly set forth herein, this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. The following are the items that have changed and, if applicable, the specific portion of the items that have changed:

•	Item 1 – Financial Statements.

Notes to Condensed Consolidatd Financial Statements , Note 1 - Basis of Presentation. We expanded our disclosure to explain how we accounted for the liquidation of Rantoul Partners and how we valued the 75% working interest in the leases held by the partnership.

•	Part I - Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

In our discussion of critical accounting policies and estimates on page 14, we clarified and expanded our disclosure regarding how oil properties are accounted for by clarifying and expanding our policy disclosure to:

•	explain how the costs of unproved properties are taken into account when performing our quarterly ceiling tests,
•	remove any reference to including additional reserves proved subsequent to year-end on properties owned at year end when the incremental reserves are attributable to increased prices,
•	add a provision noting that proceeds from the sale or disposition of oil properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) is sold, in which case the gain or loss is recognized in income, and
•	revise the footnote to clarify how our ceiling limitation is tested at the end of each quarter.

•	Part I - Item 4 — Controls and Procedures

We revised our disclosure on page 15 to state that our disclosure controls and procedures were effective, without any qualifying details.

•	Part II – Item 1 – Legal Proceedings

We amended the legal proceedings discussion on page 15 to expand our disclosure regarding EnerJex Resources, Inc. v. Haughey, et al. by clarifying how we estimated our economic loss claimed in the lawsuit and specifying the manner by and extent to which our financial statements reflect such loss and recovery.

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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries for the three month period ended March 31, 2013 and for the year ended December 31, 2012. The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest, are included in the Statement of Operations and Statement of Cash Flow for the three month period ended March 31, 2012.

Rantoul Partners was formed in 2011 by our contribution of certain oil assets totaling $2,282,918 to the partnership for 100% ownership in the entity. The assets were valued at their historic cost which approximated market. In 2011 Rantoul Partners sold 11.75% of the partnership to 2 investors for $2,350,000. 11.75% of the book value of Rantoul Partners after the investment by non-controlling entities was $544,368. The difference between the investment amount ($2,350,000) and the book value bought ($544,368) is accretive to EnerJex in the amount of $1,805,632. This amount was recorded as EnerJex paid in capital. In 2012 an additional $2,650,000 was invested by the two non-controlling owners for an additional 13.25% ownership (bringing their total to 25%). 13.25% of the book value of Rantoul Partners after the additional investments by the non-controlling entities was $1,229,541. The difference between the investment amount ($2,650,000) and the book value bought ($1,229,541) is accretive to EnerJex in the amount of $1,420,459. This amount was recorded as paid in capital.

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

Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. There were no impairments resulting from the quarterly ceiling tests as of the quarter ended March 31,

Asset Retirement Obligations

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Robert G. Watson, Jr. and our Chief Financial Officer, Douglas M. Wright evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13-a-15(b). Based on the evaluation, Mr. Watson and Mr. Wright have concluded that our disclosure controls and procedures are effective.

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

On January 23, 2012, we filed a petition seeking recovery of damages arising from breach of contract, legal malpractice, breach of fiduciary duty and fraud in the Circuit Court of Jackson County, Missouri against attorneys Jeffrey T. Haughey, Robert K. Green, and the law firm Husch Blackwell LLP f/k/a Husch Blackwell Sanders, LLC.  The petition in this action, EnerJex Resources, Inc., v. Haughey, et al., alleges, among other things, that the defendants violated their fiduciary duties and defrauded us in connection with our stock offering in 2008.  The petition alleges economic loss of approximately $50 million and demands judgment for unspecified actual and punitive damages together with repayment of $484,473 of legal fees paid by Enerjex.

At the time the petition was filed, we estimated our economic loss of approximately $50 million by conducting an analysis that considered a number of factors, including the loss of at least $25 million of gross proceeds we would have received in the failed 2008 stock offering, the loss of the value we could have created had EnerJex been able to utilize the proceeds from the stock offering to execute its business plan in the 2008 economic environment, and the loss of market value for our common stock. Subsequent to the filing of the petition and during the course of discovery, we discovered additional claims for damages substantially greater than the initial claim. The Company intends to amend its petition to include the discovered claims.

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

Date: September 13, 2013

