Form 10-Q/A
period 2013-06-30
EnerJex Resources, Inc.
filed 2013-09-13
CIK 8504

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

Explanatory Note

EnerJex Resources, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the SEC on August 12, 2013 (the “Original Form 10-Q”).

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

In our discussion of critical accounting policies and estimates on page 16, we clarified and expanded our disclosure regarding how oil properties are accounted for by clarifying and expanding our policy disclosure to:

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

We revised our disclosure on page 17 to state that our disclosure controls and procedures were effective, without any qualifying details.

•	Part II – Item 1 – Legal Proceedings

We amended the legal proceedings discussion on page 17 to expand our disclosure regarding EnerJex Resources, Inc. v. Haughey, et al. by clarifying how we estimated our economic loss claimed in the lawsuit and specifying the manner by and extent to which our financial statements reflect such loss and recovery.

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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries for the three month and six month periods ended June 30, 2013 and for the year ended December 31, 2012. The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest are included in the Statements of Operations and Statement of Cash Flows for the three month and six month period ended June 30, 2012.

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

Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. There were no impairments resulting from the quarterly ceiling tests as of the quarter ended March 31, 2013 and as of the quarter ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES ..

Our chief executive officer, Robert G. Watson, Jr., and our Chief Financial Officer, Douglas M. Wright evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13-a-15(b). Based on the evaluation, Mr. Watson and Mr. Wright concluded that our disclosure controls and procedures are effective.

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

Date: September 13, 2013
20