Form 10-Q
period 2013-09-30
EnerJex Resources, Inc.
filed 2013-11-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes   ☐     No   ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2013 was 109,255,443 shares.

ENERJEX RESOURCES, INC.
FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$990,991	$767,494
Restricted cash	228,840	-
Accounts receivable	2,237,819	1,221,962
Inventory	443,070	-
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	818,466	528,468
Total current assets	5,737,759	3,536,497

Non-current assets:
Fixed assets, net of accumulated depreciation	2,412,446	309,877
Oil properties using full-cost accounting, net of accumulated DD&A	59,295,171	33,202,898
Other non-current assets	817,506	-
Total non-current assets	62,525,123	33,512,775
Total assets	$68,262,882	$37,049,272

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,867,478	$2,384,090
Accrued liabilities	2,768,750	590,205
Derivative liability	1,335,041	757,181
Note payable	225,000	825,000
Total current liabilities	7,196,269	4,556,476

Asset retirement obligation	2,626,043	1,336,151
Long-term debt	29,556,351	8,500,000
Derivative liability	533,002	1,043,114
Total non-current liabilities	32,715,396	10,879,265
Total liabilities	39,911,665	15,435,741

Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 115,005,443 at September 30, 2013 and 73,586,529 at December 31, 2012	115,005	73,587
Treasury Stock, 5,750,000 shares	(2,551,000)	(2,551,000)
Paid-in capital	52,514,870	45,352,096
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(21,179,849)	(20,713,343)
Total stockholders' equity	28,351,217	21,613,531
Total liabilities and stockholders' equity	$68,262,882	$37,049,272

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Oil revenues	$2,694,506	$2,252,681	$7,228,543	$6,204,738

Expenses:
Direct operating costs	916,567	807,887	2,450,596	2,162,470
Depreciation, depletion and amortization	484,478	459,815	1,347,576	1,290,334
Professional fees	264,050	364,519	889,529	1,037,248
Salaries	138,875	112,370	570,864	355,750
Administrative expense	220,693	152,117	534,340	598,043
Total expenses	2,024,663	1,896,708	5,792,905	5,443,845
Income (loss) from operations	$669,843	$355,973	$1,435,638	$760,893

Other income (expense):
Interest expense	(137,831)	(120,922)	(393,204)	(258,529)
Gain (loss) on derivatives	(1,160,374)	(1,529,127)	(992,556)	161,353
Other income (loss)	8,460	(1,973)	66,841	20,278
Total other income (expense)	(1,289,745)	(1,652,022)	(1,318,919)	(76,898)
Net income (loss)	$(619,902)	$(1,296,049)	$116,719	$683,995

Net income (loss) attributed to EnerJex Resources, Inc.	(619,902)	(1,422,880)	116,719	411,801
Net income attributed to non-controlling interest in subsidiary	-	126,831	-	272,194
Net income (loss)	$(619,902)	$(1,296,049)	$116,719	$683,995
Net income (loss) per share	$(0.01)	$(0.02)	$0.00	$0.01
Weighted average shares	68,375,756	69,714,165	68,018,247	69,770,308
Diluted earnings per share	$(0.01)	$(0.02)	$0.00	$0.01
Weighted average shares-diluted	73,434,527	69,714,165	73,077,017	71,295,730

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$116,719	$683,995
Depreciation and depletion	1,347,576	1,290,334
Stock, options and warrants issued for services	162,021	154,074
Accretion of asset retirement obligation	84,578	75,551
Settlements of asset retirement obligations	(36,758)	-
(Gain) loss on derivatives	67,748	(903,178)
Loss on sale of fixed assets	7,785	308
Changes in assets and liabilities:
Accounts receivable	(137,386)	164,170
Inventory	(169,940)	-
Deposits and prepaid expenses	(187,477)	(111,797)
Accounts payable	(101,643)	(792,513)
Accrued liabilities	650,172	275,993
Cash flows from operating activities	1,803,395	836,937

Cash flows from investing activities
Settlements of asset retirement obligations	(18,910)	-
Purchase of fixed assets	(103,874)	(58,818)
Additions to oil and gas properties	(4,962,813)	(6,414,494)
Proceeds from sale of oil and gas properties	454,973	-
Proceeds from sale of fixed assets	1,600	8,562
Net cash acquired from Black Raven	656,693	-
Cash flows used in investing activities	(3,972,331)	(6,464,750)

Cash flows from financing activities
Payments on long-term debt	-	(17,484)
Payments on note payable	(600,000)	-
Deferred financing costs	(211,584)	-
Proceeds from borrowings	4,000,000	1,850,000
Distribution to non-controlling interest in subsidiary	-	(353,162)
Sale of non-controlling interest in subsidiary	-	2,000,000
Dividends paid on preferred stock	(567,143)	(215,694)
Cash flows from financing activities	2,621,273	3,263,660

Net increase (decrease) in cash	452,337	(2,364,153)
Cash – beginning	767,494	2,770,440
Cash – ending	$1,219,831	$406,287

Supplemental disclosures:
Interest paid	$212,751	$182,978

Non-cash transactions:
Share based payments issued for services	$162,021	$154,074

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

On December 31, 2012 Rantoul Partners was liquidated. At the time of liquidation we owned 75% of Rantoul Partners and 75% of the working interest of Rantoul Partners. We received 75% of the net assets less liabilities of Rantoul Partners that totaled approximately $4,792,380 and a 75% working interest in the oil properties of Rantoul Partners. The non-controlling owners of Rantoul Partners received 25% of the assets less liabilities ($1,597,461) and 25% of the working interest in the properties of Rantoul Partners. Accordingly the Rantoul Partners accounts are not reflected in the financial statements for the 2013 periods; however, Rantoul Partners accounts are still reflected in certain 2012 financial statements.

All significant intercompany balances and transactions have been eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

As discussed further in Note 9, on September 27, 2013, we merged with Black Raven Energy, Inc. (Black Raven). The balance sheet accounts of Black Raven, our wholly owned subsidiary, have been consolidated as of September 30, 2013. We did not use the purchase method of accounting due to a common shareholder. Historical costs were used to combine the two entities, accordingly assets and liabilities of Black Raven were not recorded at fair value.  The results of operations of Black Raven are not included in the consolidated statements of operations for the three month or nine month periods ended September 30, 2013 or 2012.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2012	1,685,000	$0.54	250,000	$0.70
Granted	37,000	0.70	300,000	0.70
Cancelled	5,000	0.70	550,000	0.70
Exercised	-	-	-	-
Outstanding September 30, 2013	1,717,000	$0.54	-	$-

The fair value of options granted was determined by using the Black Scholes model. We expensed $21,524 and $76,232 as compensation expense in the three and nine month periods ended September 30, 2013 respectively.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at September 30, 2013.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(1,868,043)	$-
Marketable Securities	$-	$-	$1,018,573

 Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2012	$1,336,151
Liabilities incurred during the period	50,269
Liabilities settled during the period	(96,466)
Liabilities of Black Raven acquired September 27, 2013	1,251,511
Accretion	84,578
Asset retirement obligations, September 30, 2013	$2,626,043

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

We have an Intercreditor Agreement in place between us, our counterparties BP Corporation North America, Inc. (BP), Cargill, Inc. and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for BP or Cargill Inc. for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at September 30, 2013:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Crude oil swap	10/13-12/15	1,711Bbls	$76.74	(871,272)
Crude oil swap	10/13-12/15	2,589Bbls	83.70	(670,495)
Crude oil collar	10/13-12/13	1,587Bbls	90.00-94.50	(40,453)
Crude oil swap	1/14-12/14	1,369Bbls	90.25	(99,975)
Crude oil swap	10/13-12/13	1,300Bbls	97.10	(22,880)
Crude oil swap	1/14-12/14	1,900Bbls	96.00	(8,170)
Crude oil swap	1/15-12/15	5,800Bbls	88.55	(40,948)
Crude oil swap	10/13-12/14	3,000Bbls	95.15	(113,850)
				$(1,868,043)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 – Note Payable

On November 30, 2012 we purchased two million shares of common stock and certain assets from a stockholder of the Company for consideration of $323,035 in cash (including an option payment that we previously made to the selling stockholder) and a promissory note of $825,000 bearing an interest rate of twenty-four hundredths percent (0.24%).

On March 28, 2013, we made a $200,488 payment on the promissory note consisting of $200,000 of principal and $488 of accrued interest. On June 27, 2013, we made a payment of $200,374 on the promissory note consisting of $200,000 of principal and $374 of accrued interest. On September 27, 2013, we made a payment of $200,257 on the promissory note consisting of $200,000 of principal and $257 of accrued interest.  The remaining outstanding principal of $225,000 plus accrued interest is due on or before December 31, 2013.

Note 7 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC, referred to collectively in this context as the “Borrowers”, entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (Bank) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance the Borrowers prior outstanding revolving loan facility with the Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility will bear a stated interest rate based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at the Borrowers' option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on our Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

The Borrowers entered into a First Amendment to the Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank, which closed on December 15, 2011. The Amendment reflected the addition of Rantoul Partners as an additional Borrower and added as additional security for the loans the assets that were held by Rantoul Partners.

On August 31, 2012, the Borrowers entered into a Second Amendment to the Amended and Restated Credit Agreement with the Bank. The Second Amendment reflects the following changes: ) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson Jr. ceases to be the chief executive officer of EnerJex for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty days (120) thereafter, and iv) the addition of new leases to the collateral pool.

On November 2, 2012, the Borrowers entered into a Third Amendment to the Amended and Restated Credit Agreement with the Bank. The Third Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, ii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, the Borrowers entered into a Fourth Amendment to the Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with the Bank. The Fourth Amendment reflects the following changes: i) the Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) the Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of the Bank.

On April 16, 2013, the Bank increased our borrowing base to $19.5 million.

On September 30, 2013, the Borrowers entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) an expanded principal commitment amount of the Bank to $100,000,000; (ii) increased the Borrowing Base to $38,000,000; (iii) added Black Raven Energy, Inc. and Adena, LLC to the Credit Agreement as borrower parties; (iv) added certain collateral and security interests in favor of the Bank; and (v) reduced the Company’s current interest rate to 3.30%.

Total borrowings as of September 30, 2013 were $29.5 million with $8.5 million of excess liquidity.

The senior secured credit facility matures on October 3, 2015, unless extended by mutual agreement. On the maturity date all obligations plus accrued interest must be repaid.

Note 8  - Commitments & Contingencies

As of September 30, 2013 we had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Note 9 - Merger

On July 23, 2013, EnerJex, BRE Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of EnerJex (Merger Sub), and Black Raven Energy, Inc., a Nevada corporation, entered into an agreement and plan of merger (Merger Agreement) pursuant to which Black Raven would be merged with and into Merger Sub and after which Black Raven would be a wholly owned subsidiary of EnerJex.

On September 27, 2013, the transactions contemplated by the Merger Agreement were successfully completed.

The following transactions were executed on September 27, 2013 per the terms of the Merger Agreement: (i) shares of capital stock of Black Raven were converted into (a) cash totaling $207,067  and  (b) 41,328,914 shares of EnerJex common stock, (ii) all options under the Black Raven option plan were cancelled, and (iii) all warrants or other rights to purchase shares of capital stock of Black Raven were converted into warrants to purchase EnerJex common stock. No fractional shares of EnerJex common stock were issued in connection with the Merger, and holders of Black Raven common stock were entitled to receive cash in lieu thereof. The board of directors and executive officers of EnerJex remained unchanged as a result of the closing of the Merger.

At closing of the transactions contemplated by the Merger Agreement, the previous stockholders of Black Raven owned approximately 38% of the outstanding voting stock of EnerJex and the previous stockholders of EnerJex owned approximately 62% of the outstanding voting stock of EnerJex.

Note 10 – Pro Forma Condensed Consolidated Statement of Operations

The following selected pro forma condensed financial information of EnerJex and Black Raven combines the consolidated financial information of EnerJex for the three month periods ended September 30, 2013 and September 30, 2012 with the financial information of Black Raven for the three months ended September 30, 2013 and September 30, 2012.

EnerJex and Black Raven present the unaudited pro forma condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the combined company’s financial position or results of operations actually would have been had EnerJex and Black Raven completed the merger on January 1, 2012. In addition the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma condensed consolidated financial information does not give effect to any potential cost savings or other operating efficiencies that could result from the merger.  The unaudited pro forma condensed consolidated financial information is not adjusted for any merger related transaction costs or other non-recurring expenses.

The unaudited pro forma condensed consolidated financial information includes estimates of Black Raven had it accounted for its investments in oil and gas assets using the full cost method of accounting and not the successful efforts method of accounting. The unaudited pro forma consolidated financial information was prepared using the full cost method of accounting for oil and gas activities.

Pro Forma Consolidated Combined Statements of Operations (Unaudited)
For the Three Months Ended September 30,

	2013	2012
Revenues	$3,831,903	$3,411,772
Income from operations	$491,551	$440,049
Net (loss)	$(1,392,633)	$(1,335,905)
Net (loss) per share	$(.02)	$(.02)

Note 11 - Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10. The final determination of cash elected by Black Raven common shareholders was made on November 12, 2013 and $207,067 was paid to the former Black Raven shareholders for their common stock.

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
•      deterioration in general or regional (especially Eastern Kansas, Colorado and South Texas) economic conditions;
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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Working Interest, LLC, Adena, LLC and Black Raven Energy, Inc. unless the context requires otherwise.  The accounts of Rantoul Partners, a general partnership in which we held a majority and controlling interest are included in the Statements of Operations and Statement of Cash Flows for the three month and nine month periods ended September 30, 2012. On December 31, 2012 we distributed all of the assets of the partnership to the partners and dissolved Rantoul Partners. Accordingly, the Rantoul Partners accounts are still reflected in certain 2012 financial statements. We report our financial information on the basis of a December 31st fiscal year end.

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

Overview

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil and natural gas properties. Our business activities are currently focused in Colorado, Nebraska, Eastern Kansas and South Texas.

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2012:

•     From January 1, 2013 to September 30, 2013, we drilled 19 new oil wells and 15 new secondary recovery water injection wells in our Mississippian Project located in Southeast Kansas.

•      From January 1, 2013 to September 30, 2013, we drilled 29 new oil wells and 21 new secondary recovery water injection wells in our Cherokee Project located in Eastern Kansas.

•      On September 27, 2013, we completed the merger with Black Raven Energy, Inc,

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending September 30, 2013 and September 30, 2012. The net production, average sales price and average lifting costs do not include the results of Black Raven.  Net production, average sales price and average lifting costs for 2013 do not include the results of  the non-controlling interests of Rantoul Partners which was liquidated on December 31, 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Production	25,933	26,038	76,327	68,986
Oil (Bbl)

Average Sales Prices
Oil (per Bbl)	$103.90	$86.52	$94.70	$89.94

Average Production Cost (1)
Per Bbl of oil	$54.03	$48.69	$49.76	$50.05

Average Lifting Costs (2)
Per Bbl of oil	$35.34	$31.03	$32.11	$31.35

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012		2013	2012
Oil revenues	$2,694,506	$2,252,681	$441,825	$7,228,543	$6,204,738	$1,023,805

Revenues

Oil revenues for the nine months ended September 30, 2013 were $7,228,543 compared to $6,204,738 for the nine months ended September 30, 2012.  The increase is  a result of higher oil production and higher commodity prices.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012		2013	2012
Production expenses:
Direct operating costs	$916,567	$807,887	$108,680	$2,450,596	$2,162,470	$288,126
Depreciation, depletion and amortization	484,478	459,815	24,663	1,347,576	1,290,334	57,242
Total production expenses	1,401,045	1,267,702	133,343	3,798,172	3,452,804	345,368

General expenses:
Professional fees	264,050	364,519	(100,469)	889,529	1,037,248	(147,719)
Salaries	138,875	112,370	26,505	570,864	355,750	215,114
Administrative expense	220,693	152,117	68,576	534,340	598,043	(63,703)
Total general expenses	623,618	629,006	(5,388)	1,994,733	1,991,041	3,692
Total production and general expenses	2,024,663	1,896,708	127,955	5,792,905	5,443,845	349,060

Income (loss) from operations	669,843	355,973	313,870	1,435,638	760,893	674,745

Other income (expense)
Interest expense	(137,831)	(120,922)	(16,909)	(393,204)	(258,529)	(134,675)
Gain (loss) on derivatives	(1,160,374)	(1,529,127)	368,753	(992,556)	161,353	(1,153,909)
Other income (loss)	8,460	(1,973)	10,433	66,841	20,278	46,563
Total other income (expense)	(1,289,745)	(1,652,022)	362,277	(1,318,919)	(76,898)	(1,242,021)

Net income (loss)	$(619,902)	$(1,296,049)	$676,147	$116,719	$683,995	$(567,276)

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, and general maintenance requirements.  These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the nine months ended September 30, 2013 were $2,450,596 compared to $2,162,470 for the nine months ended September 30, 2012.  The increase is  directly related to the increase in oil production and the initiation of various maintenance operations conducted with an effort to increase production.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2013 was $1,347,576 compared to $1,290,334 for the nine months ended September 30, 2012.  The increase is a result of higher oil production.

Professional Fees

Professional fees for the nine months ended September 30, 2013 were $889,529 compared to $1,037,248 for the nine months ended September 30, 2012.  The reduction is a result of projects that were completed in 2012.

Salaries

Salaries for the nine months ended September 30, 2013 were $570,864 compared to $355,750 for the nine months ended September 30, 2012.  The increase is due to an increase in employees.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2013 were $534,340 compared to $598,043 for the nine months ended September 30, 2012.

Interest Expense

Interest expense for the nine months ended September 30, 2013 were $393,204 compared to $258,529 for the nine months ended September 30, 2012.  The increase is a result of increased borrowing under our Credit Facility.

Gain (Loss) on Derivatives

We had a loss on our derivative contracts for the nine months ended September 30, 2013 of $992,556 compared with a gain of $161,353 for the nine months ended September 30, 2012.  The difference is attributable to higher oil prices.

Net Income (Loss)

Net income for the nine months ended September 30, 2013 was $116,719 compared to net income of $683,995 for the nine months ended September 30, 2012.  The decrease in net income was primarily a result of the increase in direct operating costs and salaries, and a loss on derivatives due to increasing oil prices.

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

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2013	December 31, 2012	Increase / (Decrease)

Current Assets	$5,737,759	$3,536,497	$2,201,262

Current Liabilities	$7,196,269	$4,556,476	$2,639,793

Working Capital	$(1,458,510)	$(1,019,979)	$(438,531)

Senior Secured Credit Facility

On October 3, 2011, Enerjex and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC (Borrowers) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (Bank) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with the Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

We entered into a First Amendment to the Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank, which closed on December 15, 2011. The Amendment reflects the addition of Rantoul Partners, as an additional Borrower and adds as additional security for the loans the assets held by Rantoul Partners.

We entered into a Second Amendment to the Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank, which closed on August 31, 2012. The Amendment reflects the following changes: i) the reduction of the minimum interest rate to 3.75%, ii) an increase in the borrowing base to $7.0 million, iii) the addition of a provision resulting in an event of default if Robert G. Watson, Jr. ceases to be the chief executive officer of any Borrower for any reason and a successor reasonably acceptable to Administrative Agent is not appointed within one hundred twenty (120) days thereafter, and iv) the addition of new leases to the collateral pool.

We entered into a Third Amendment to the Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank, which closed on November 5, 2012. The Amendment reflects the following changes: i) an increase in the borrowing base to $12.150 million, iii) the addition of a provision permitting the repurchase of up to $2,000,000 of common stock on or before December 31, 2013, subject to certain liquidity requirements, iii) the amendment of certain financial covenant definitions for the purposes of clarity, and iv) the provision of a limited waiver for the failure to comply with the Interest Coverage Ratio for the period ending December 31, 2011.

On January 24, 2013, the Borrowers entered into a Fourth Amendment to the Amended and Restated Credit Agreement, which was made effective as of December 31, 2012 with the Bank. The Fourth Amendment reflects the following changes: i) Texas Capital Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and ii) the Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of the Bank.

On April 16, 2013, the Bank increased our borrowing base to $19.5 million.

On September 30, 2013, the Borrowers entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) an expanded principal commitment amount of the Bank to $100,000,000; (ii) increased the Borrowing Base to $38,000,000; (iii) added Black Raven Energy, Inc. and Adena, LLC to the Credit Agreement as borrower parties; (iv) added certain collateral and security interests in favor of the Bank; and (v) reduced the Company’s current interest rate to 3.30%.

Total borrowings as of September 30, 2013 were $29.5 million with $8.5 million of excess liquidity.

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

Significant changes in the number of employees

As a result of the Merger with Black Raven Energy, we now have 31 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating expenses, general expenses, and capital costs.

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

Any excess of the net book value of proved oil properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. There were no impairments resulting from the quarterly ceiling tests as of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Robert G. Watson, Jr., and our Chief Financial Officer, Douglas M. Wright evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13-a-15(b) . Based on this evaluation, Mr. Watson and Mr. Wright concluded that our disclosure controls and procedures are effective.

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

A trial is currently scheduled to hear this case in the 16th Circuit Court of Jackson County, Missouri on December 2, 2013.

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

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
3.3	Certificate of Amendment of Articles of Incorporation (Previously filed)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
4.3	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.4	Certificate of Designation (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
10.1	Credit Agreement with Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.33 to the Form 10-K filed on July 10, 2008)
10.2	Promissory Note to Texas Capital Bank, N.A. dated July 3, 2008 (incorporated by reference to Exhibit 10.34 to the Form 10-K filed on July 10, 2008)
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

10.33	Third Amendment to Credit Agreement dated September 29, 2010 (incorporated by reference to Exhibit 10.33 to the Transition Report on Form 10-K filed on April 21, 2011).
10.34	Fourth Amendment to Credit Agreement dated December 31, 2010 (incorporated by reference to Exhibit 10.34 to the Transition Report on Form 10-K filed on April 21, 2011).
10.35	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.36	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.37	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.38	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.39	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.40	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.41	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.42	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.43	First Amendment to General Partnership Agreement for Rantoul Partners dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2012).
10.44	Share Option Agreement by and among the EnerJex and Enutroff dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 10, 2012).
10.45	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.46	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.47
Securities and Asset Purchase Agreement by and among Registrant and James Loeffelbein and Enutroff dated November 3, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 7, 2013).

10.48	Second Amendment to General Partnership Agreement of Rantoul Partners dated November 27, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 29, 2012).
10.49
Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).

10.50	Partial Assignment of Assets by and among Rantoul Partners and Working Interest, LLC, dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 30, 2013).
10.51
Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).

19

10.52
First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).

10.53
Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).

10.54
Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).

10.55
Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).

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

Date: November 14, 2013

21