Form 10-Q
period 2014-03-31
EnerJex Resources, Inc.
filed 2014-05-13
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐      No   ☑

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2014 was 109,514,028 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$1,436,642	$1,308,196
Accounts receivable	2,561,045	2,461,746
Inventory	235,243	238,794
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	711,035	373,994
Total current assets	5,962,538	5,401,303

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,857,114 and $1,785,401	2,415,022	2,406,591
Oil and gas properties using full-cost accounting, net of accumulated DD&A	60,905,245	61,349,403
Other non-current assets	803,277	834,180
Total non-current assets	64,123,544	64,590,174
Total assets	$70,086,082	$69,991,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,505,317	$2,424,009
Accrued liabilities	2,520,897	3,070,461
Derivative liability	1,116,171	1,011,708
Total current liabilities	6,142,385	6,506,178

Asset retirement obligation	2,747,016	2,687,801
Long-term debt	32,038,159	31,547,255
Derivative liability	304,469	339,642
Total non-current liabilities	35,089,644	34,574,698
Total liabilities	41,232,029	41,080,876
Commitments & Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,779,460 shares issued and outstanding	4,780	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 115,257,967 at March 31, 2014 and 115,004,045 at December 31, 2013	115,258	115,005
Treasury Stock, 5,750,000 shares	(2,551,000)	(2,551,000)
Paid-in capital	52,595,821	52,356,811
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(20,758,217)	(20,462,406)
Total stockholders' equity	28,854,053	28,910,601

Total liabilities and stockholders' equity	$70,086,082	$69,991,477

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues:
Oil revenues	$3,612,579	$2,337,301
Natural gas revenues	242,398	-
Total revenues	3,854,977	2,337,301

Expenses:
Direct operating costs	1,531,907	782,072
Depreciation, depletion and amortization	763,758	444,537
Professional fees	224,902	356,222
Salaries	310,348	246,011
Administrative expense	141,029	139,404
Total expenses	2,971,944	1,968,246
Income from operations	883,033	369,055

Other income (expense):
Interest expense	(378,928)	(118,245)
Derivative losses	(404,353)	(239,941)
Other income	3,882	9,167
Total other income (expense)	(779,399)	(349,019)
Net income	$103,634	$20,036

Net income	103,634	20,036
Preferred dividends	(399,447)	(192,887)
Net (loss) attributable to common stockholders	$(295,813)	$(172,851)
Net (loss) per share basic and diluted	$(0.00)	$(0.00)

Weighted average shares	109,408,161	67,836,529

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$103,634	$20,036
Depreciation, depletion and amortization	763,758	444,537
Shares based payments issued for services	258,498	49,334
Accretion of asset retirement obligation	63,695	28,193
Loss on derivatives	69,289	28,775
Settlement of asset retirement obligation	(4,996)	-
Loss on sale of fixed assets	-	7,785
Changes in assets and liabilities:
Accounts receivable	(99,299)	14,877
Inventory	3,551
Deposits and prepaid expenses	(356,275)	26,171
Accounts payable	81,308	(455,950)
Accrued liabilities	(949,011)	(264,889)
Cash flows from operating activities	(65,848)	(101,131)

Cash flows from investing activities

Purchase of fixed assets	(80,143)	(19,597)
Additions to oil and gas properties	(1,234,890)	(1,498,962)
Sales of oil and gas properties	987,521	15,000
Proceeds from sale of fixed assets	-	1,600
Cash flows from investing activities	(327,512)	(1,501,959)

Cash flows from financing activities
Payments on notes payable	-	(200,000)
Proceeds from borrowings	500,000	1,500,000
Repayment of long-term debt	(9,096)	-
Deferred financing costs	30,902
Cash flows from financing activities	521,806	1,300,000

Net increase (decrease) in cash	128,446	(303,090)
Cash – beginning	1,308,196	767,494
Cash – ending	$1,436,642	$464,404

Supplemental disclosures:
Interest paid	$74,499	$71,006
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$258,498	$49,334

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2013.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc.,  DD Energy, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc. (“Black Raven”) for the quarter ended March 31, 2014. On September 27, 2013 we acquired Black Raven. Accordingly, only the financial position, results of operation and cash flows of Black Raven for the quarter ended December 31, 2013 were included in the Company’s consolidated financial statements for the year ended December 31, 2013. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2013	3,467,000	$0.62	-	$-
Granted	35,500	0.70	-	-
Cancelled	(22,500)	0.70	-	-
Exercised	-	-	-	-
Outstanding March 31, 2014	3,480,000	$0.62	-	$-

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at March 31, 2014.

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

Our derivative instruments consist of fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(1,420,640)	$-
Marketable Securities	$-	$-	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2013	$2,687,801
Liabilities incurred during the period	516
Accretion	63,695
Liabilities settled during the quarter	(4,996)
Asset retirement obligations, March 31, 2014	$2,747,016

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

We have an Intercreditor Agreement in place between the Company; our counterparties, BP Corporation North America, Inc. ("BP") and Cargill Incorporated (“Cargill”) and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at March 31, 2014:

	Term	Monthly Volumes		Price/Bbl	Fair Value
Crude oil swap	7/12-12/15	1,514	Bbls	$76.74	(581,654)
Crude oil swap	7/11-12/15	2,679	Bbls	$83.70	(521,438)
Crude oil swap	1/14-12/14	1,375	Bbls	$90.25	(95,729)
Crude oil swap	1/14-12/14	1,900	Bbls	$96.00	(34,067)
Crude oil swap	1/15-12/15	5,800	Bbls	$88.55	(111,012)
Crude oil swap	9/13-12/14	3,000	Bbls	$95.15	(76,740)
					$(1,420,640)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

 On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On December 15, 2011, we entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank. The Amendment reflected the addition of Rantoul Partners as an additional Borrower and added as additional security for the loans the assets held by Rantoul Partners.

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with the Bank. The Second Amendment: (i) increased our borrowing base to $7,000,000, (ii) reduced the minimum interest rate to 3.75%, and (iii) added additional new leases as collateral for the loan.

On November 2, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement with the Bank. The Third Amendment (i) increased our borrowing base to $12,150,000, and (ii) clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the quarter ended December 31, 2011.

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) an expanded principal commitment amount of the Bank to $100,000,000, (ii) an increase in our Borrowing Base to $38,000,000, (iii) the addition of Black Raven Energy, Inc. to the Credit Agreement as a borrower party, (iv) the addition of certain collateral and security interests in favor of the Bank, and (v) the reduction of our current interest rate to 3.30%.

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflects the following changes: (i) added Iberia Bank as a participant into our credit facility, and (ii) made a technical correction to our covenant calculations.

Our current borrowing base is $38 million, of which we had borrowed $32.0 million as of March 31, 2014. We intend to conduct an additional borrowing base review in the second quarter of 2014 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase as part of the additional borrowing base review. For the three month period ended March 31, 2014 and for the year ended December 31, 2013 the interest rate was 3.3%. This facility expires on October 3, 2015.

Other Long Term Debt

We financed the purchase of vehicles through a bank.  The notes are for four years and the vehicles collateralize these notes. The long term balance on the notes at March 31, 2014 was $38,159.

Note 7 – Commitments & Contingencies

As of March 31, 2014 the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the three months ended March 31, 2014 and 2013 was approximately $51,000 and $29,000 respectively. Future non-cancellable minimum lease payments are approximately $120,000 for the remainder of 2014, $154,000 for 2015, $147,000 for 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 8 - Equity Transactions

 On January 15, 2014, 110,000 shares were issued to two employees of the Company as compensation. From February 5, 2014 through March 17, 2014, 143,922 shares were issued to a consultant for professional services rendered on behalf of the Company.

Note 9 - Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Effective as of May 1, 2014, our wholly-owned subsidiary, Working Interest, LLC (“WILLC”), entered into a transaction pursuant to which (i) WILLC agreed to assign to Coal Creek Energy, LLC (“Coal Creek”) all of its working interests in certain oil leases comprising approximately 373 net acres in our Cherokee Project, and (ii) Coal Creek agreed to assign to WILLC all of its working interests in certain oil leases comprising approximately 791 net acres in our Cherokee Project. As a result of this transaction, we significantly consolidated our working interests and increased our net acreage in this project by approximately 5%. The net production associated with the producing leases that we assigned and received was comparable and less than 5 barrels of oil per day in each instance.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," or "should" or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors" or elsewhere in this report, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to attract and obtain additional development capital;
•	inability to achieve sufficient future sales levels or other operating results;
•	inability to efficiently manage our operations;
•	effect of our hedging strategies on our results of operations;
•	potential default under our secured obligations or material debt agreements;
•	estimated quantities and quality of oil reserves;
•	declining local, national and worldwide economic conditions;
•	fluctuations in the price of oil;
•	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
•	the inability of management to effectively implement our strategies and business plans;
•	approval of certain parts of our operations by state regulators;
•	inability to hire or retain sufficient qualified operating field personnel;
•	increases in interest rates or our cost of borrowing;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
•	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

   You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc. unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end.

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

Overview

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Kansas, Colorado, Nebraska and Texas.

We continue to investigate multiple opportunities to both unlock value and accelerate growth in an accretive manner on behalf of shareholders, including but not limited to mergers, acquisitions, joint ventures, and non-dilutive financings. There can be no assurance of the results or timing associated with this process.

We are currently focusing 100% of our capital budget on our Colorado and Kansas properties where we have identified hundreds of drilling locations that we believe will generate a high rate of return with a low risk profile.

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2013:

•

During the first quarter, we successfully reactivated two oil wells in our Adena Project located in Colorado. In addition, we entered into a new natural gas purchase contract and initiated natural gas production in this project. Unseasonably cold weather and harsh operating conditions slowed our operations in Colorado during the first quarter of 2014.

•

During the first quarter, we successfully completed workover operations on eight natural gas wells in our Niobrara Project located in Colorado. We also filed 17 drilling permits in this project where we have identified dozens of high-ranking drilling locations based on 3D seismic analysis. We are in the process of soliciting bids for drilling and completion operations associated with these wells, along with pipeline construction and the upgrade of an existing tap into the Trailblazer pipeline.

•	On March 14, 2014, Black Raven entered into a Settlement and Release Agreement with Atlas Resources, LLC, pursuant to which the parties settled certain disputes regarding the rights and obligations of the parties under that certain Farmout Agreement dated effective as of July 23, 2010.

Pursuant to the Settlement Agreement, among other matters, the parties released each other from certain claims and obligations, the Farmout Agreement was terminated, and the parties entered into a new Gathering Agreement and Contract Operating Agreement under which Atlas shall pay to Black Raven an overhead charge of $12,000 per month from December 1, 2013 through November 30, 2015. Unless the Contract Operating Agreement is terminated at the option of either party after November 30, 2015, from and after December 1, 2015, the overhead charge per month shall be the lesser of (a) $12,000, and (b) an amount equal to $0.25 per thousand cubic feet of natural gas produced in each such month from wells that Black Raven operates for Atlas pursuant to the Contract Operating Agreement.

Pursuant to the Settlement Agreement, Atlas also agreed to pay Black Raven the sum of $687,939 and assign to Black Raven its rights to depth in any zone below the Niobrara formation on approximately 8,360 acres that are held by production in Phillips and Sedgwick counties in the State of Colorado. In addition, Black Raven agreed to purchase seven non-producing wells from Atlas for $150,000.

•	On April 9, 2014 pursuant to a lease purchase agreement effective as of March 31, 2014, we closed a sale to Venado Operating Company, LLC of our interests in approximately 2,250 gross acres comprising our Lonesome Dove Project in Lee County, Texas, for (i) $450,000 in cash, and (ii) the right to receive an average overriding royalty interest of approximately 2.4% in the acreage.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending March 31, 2014 and March 31, 2013.

	For the Three Months Ended
	March 31,
	2014	2013

Net Production
Oil (Bbl)	39,665	26,537
Natural gas (Mcf)	57,141	-

Average Sales Prices
Oil (per Bbl)	$91.08	$88.07
Natural gas (Mcf)	$4.24	$-

Average Production Cost (1)
Per Barrel of Oil Equivalent (“Boe”)	$46.67	$46.22

Average Lifting Costs (2)
Per Boe	$31.14	$29.47

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2014 and 2013 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2014	2013
Oil revenues	$3,612,579	$2,337,301	$1,275,278
Natural gas revenues	242,398	-	242,398

Oil Revenues

Oil revenues for the three months ended March 31, 2014 were $3,612,579 compared to revenues of $2,337,301 for the three months ended March 31, 2013. Oil revenues increased primarily as a result of increased oil production from assets that were acquired as part of our merger with Black Raven on September 27, 2013. Oil revenues also increased due to a slight increase in realized prices, which increased $3.01 to $91.08 for the quarter ended March 31, 2014 versus $88.07 for the quarter ended March 31, 2013. Oil production and revenue were negatively impacted during the first quarter of 2014 due to unseasonably cold weather and harsh operating conditions.

Natural Gas Revenues

Natural gas revenues for the three months ended March 31, 2014 were $242,398. Natural gas revenues increased primarily as a result of increased natural gas production from assets that were acquired as part of our merger with Black Raven on September 27, 2013.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2014	2013
Production expenses:
Direct operating costs	$1,531,907	$782,072	$749,835
Depreciation, depletion and amortization	763,758	444,537	319,221
Total production expenses	2,295,665	1,226,609	1,069,056

General expenses:
Professional fees	224,902	356,222	(131,320)
Salaries	310,348	246,011	64,337
Administrative expense	141,029	139,404	1,625
Total general expenses	676,279	741,637	(65,358)
Total production and general expenses	2,971,944	1,968,246	1,003,698

Income from operations	883,033	369,055	513,978

Other income (expense)
Interest expense	(378,928)	(118,245)	(260,683)
Derivative losses	(404,353)	(239,941)	(164,412)
Other income	3,882	9,167	(5,285)
Total other income (expense)	(779,399)	(349,019)	(430,380)

Net income	$103,634	$20,036	$83,598

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields . These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2014 increased 96% to $1,531,907 from $782,072 for the three months ended March 31, 2013. However, direct operating costs per Boe increased only 5.7% to $31.14 from $29.47. The $749,835 increase in direct operating costs is due primarily to new production associated with the assets that we acquired as part of our merger with Black Raven on September 27, 2013.  Direct operating costs also increased as a result of non-recurring expenses that were incurred as a result of unseasonably cold weather and harsh operating conditions during the first quarter of 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2014 was $763,758 compared to $444,537 for the three months ended March 31, 2013. The increase in depletion expense is due primarily to increased oil and natural gas production during the first quarter of 2014 compared to the first quarter of 2013. Depletion expense per Boe decreased $1.22 or 7.3% in the first quarter of 2014 compared to the first quarter of 2013.

Professional Fees

Professional fees for the three months ended March 31, 2014 were $224,902 compared to $356,222 for the three months ended March 31, 2013. The decrease in professional fees is due primarily to a reduction in transaction and lawsuit related legal fees and a reduction in fees related to outsourced third party engineering and consulting work that we conducted during the first quarter of 2013.

Salaries

Salaries for the three months ended March 31, 2014 were $310,348 compared to $246,011 for the three months ended March 31, 2013.  Salaries increased $64,337 due primarily to the addition of employees following our merger with Black Raven.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2014 were $141,029 compared to $139,404 for the three months ended March 31, 2013. Despite growth in production, employees and the addition of a new field office in 2013, administrative expenses were flat as a result of management’s focus on controlling and reducing these expenses.

Interest Expense

Interest expense, which includes amortization of deferred financing costs and accretion, for the three months ended March 31, 2014 was $378,928 compared to $118,245 for the three months ended March 31, 2013. Interest expense and amortization of deferred financing costs increased as a result of increased borrowings due to the Fifth Amendment to the Amended and Restated Credit Agreement under our Credit Facility.  Accretion increased due to assets that were acquired as part of our merger with Black Raven on September 27, 2013.

Derivative Losses

We incurred a loss of $404,353 on our derivative contracts in the first quarter of 2014 compared to a loss of $239,941 for the three months ended March 31, 2013. The increase in the loss was due primarily to the completion of contracts during the three month period ended March 31, 2014 and an increase in the WTI benchmark oil price.

Net Income (Loss)

Net income for the three months ended March 31, 2014 was $103,634 compared to a net income of $20,036 for the three months ended March 31, 2013.  The increase in net income during the first quarter of 2014 compared to the prior year period was primarily a result of higher revenues related to increased production and increased realized sales prices. The increase in net income was partially offset by higher interest expense and increased derivative losses.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales, and the issuance of equity securities. We believe that our historical means of meeting our capital requirements will provide us with adequate liquidity to fund our operations and capital program in 2014.

 The following table summarizes total current assets, total current liabilities and working capital.

	March 31, 2014	December 31, 2013	Increase / (Decrease)

Current Assets	$5,962,538	$5,401,303	$561,235

Current Liabilities	$6,142,385	$6,506,178	$(363,793)

Working Capital (deficit)	$(179,847)	$(1,104,875)	$925,028

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

 On December 15, 2011, we entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with the Bank, which closed on December 15, 2011. The Amendment reflected the addition of Rantoul Partners as an additional Borrower and added as additional security for the loans the assets held by Rantoul Partners.

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with the Bank. The Second Amendment: (i) increased our borrowing base to $7,000,000, (ii) reduced the minimum interest rate to 3.75%, and (iii) added additional new leases as collateral for the loan.

 On November 2, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement with the Bank. The Third Amendment (i) increased our borrowing base to $12,150,000, and (ii) clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the quarter ended December 31, 2011.

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) an expanded principal commitment amount of the Bank to $100,000,000, (ii) an increase in our Borrowing Base to $38,000,000, (iii) the addition of Black Raven Energy, Inc. to the Credit Agreement as a borrower party, (iv) the addition of certain collateral and security interests in favor of the Bank, and (v) the reduction of our current interest rate to 3.30%.

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflects the following changes: (i) added Iberia Bank as a participant into our credit facility, and (ii) made a technical correction to our covenant calculations.

Our current borrowing base is $38 million, of which we had borrowed $32.0 million as of March 31, 2014. We intend to conduct an additional borrowing base review in the second quarter of 2014 and we expect increases in production and the maturity of existing production to result in an additional borrowing base increase as part of the additional borrowing base review. For the three month period ended March 31, 2014 and for the year ended December 31, 2013 the interest rate was 3.3%. This facility expires on October 3, 2015.

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

Significant changes in the number of employees

There have been no significant changes in the number of our employees since December 31, 2013. We currently have 35 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating expenses, general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the quarter ended March 31, 2014 and the year ended December 31, 2013, there were no impairments resulting from the quarterly ceiling tests.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this transition report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, except the legal proceedings discussed below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
3.3	Certificate of Amendment of Articles of Incorporation (Previously filed)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
10.1	Amended and Restated 2002/2003 Stock Option Plan (incorporated by reference to Exhibit 10 to the Form 8-K filed on May 11, 2007
10.2	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.3	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.4	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)
10.5	Joint Operating Agreement with Pharyn Resources to explore and develop the Brownrigg Lease Press Release dated June 1, 2009 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on June 5, 2009).
10.6	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.7	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.8	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.9†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.10	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.11	Securities Purchase and Asset Acquisition Agreement between Enerjex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.12	Stock Repurchase Agreement between Enerjex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.13	Securities Purchase Agreement between Enerjex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.14	Joint Development Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.15	Joint Operating Agreement between Enerjex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.16	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.17	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).

10.18	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.19	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.20	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.21	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.22	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.23	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.24	First Amendment to General Partnership Agreement for Rantoul Partners dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2012).
10.25	Share Option Agreement by and among the EnerJex and Enutroff dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 10, 2012).
10.26	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.27	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.28	Securities and Asset Purchase Agreement by and among Registrant and James Loeffelbein and Enutroff dated November 3, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 7, 2013).
10.29†	Second Amendment to General Partnership Agreement of Rantoul Partners dated November 27, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 29, 2012).
10.30	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.31	Partial Assignment of Assets by and among Rantoul Partners and Working Interest, LLC, dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 30, 2013).
10.32	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.33	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.34	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.35	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013F
10.36	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.37	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (filed herewith)
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: May 13, 2014

