Form 10-Q
period 2014-06-30
EnerJex Resources, Inc.
filed 2014-08-13
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes    ☐      No     ☑

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2014 was 7,643,114 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$639,227	$1,079,356
Restricted cash	-	228,840
Accounts receivable	2,067,418	2,461,746
Inventory	283,845	238,794
Marketable securities	1,018,673	1,018,573
Deposits and prepaid expenses	625,923	373,994
Total current assets	4,635,086	5,401,303

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,933,122 and $1,785,401	2,298,309	2,406,591
Oil and gas properties using full-cost accounting, net of accumulated DD&A	61,572,679	61,349,403
Other non-current assets	813,143	834,180
Total non-current assets	64,684,131	64,590,174
Total assets	$69,319,217	$69,991,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,278,920	$2,424,009
Accrued liabilities	1,537,922	3,070,461
Derivative liability	1,721,093	1,011,708
Total current liabilities	5,537,935	6,506,178

Asset retirement obligation	2,786,906	2,687,801
Long-term debt	19,029,064	31,547,255
Derivative liability	635,392	339,642
Total non-current liabilities	22,451,362	34,574,698
Total liabilities	27,989,297	41,080,876

Commitments & Contingencies
Stockholders' Equity:
10% Series A Cumulative Perpetual Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 751,815 shares issued and outstanding at June 30, 2014	752	-
Preferred stock, $0.001 par value, 25,000,000 shares authorized; 4,779,460 shares issued and outstanding at December 31, 2013	-	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 7,643,114 at June 30, 2014 and 7,281,163 at December 31, 2013	7,643	7,281
Treasury Stock, 383,333 shares	(2,551,000)	(2,551,000)
Paid-in capital	66,190,136	49,913,535
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(21,765,022)	(20,462,406)
Total stockholder’s equity	41,329,920	28,910,601
Total liabilities and stockholders' equity	$69,319,217	$69,991,477

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Oil revenues	$3,574,465	$2,196,736	$7,187,044	$4,534,037
Natural gas revenues	374,931	-	617,329	-
Total revenues	3,949,396	2,196,736	7,804,373	4,534,037

Expenses:
Direct operating costs	1,511,133	751,957	3,043,040	1,534,029
Depreciation, depletion and amortization	832,381	418,561	1,596,139	863,098
Professional fees	227,213	269,257	452,115	625,479
Salaries	369,088	185,978	679,436	431,989
Administrative expense	251,200	174,243	392,229	313,647
Total expenses	3,191,015	1,799,996	6,162,959	3,768,242
Income from operations	758,381	396,740	1,641,414	765,795

Other income (expense):
Interest expense	(358,739)	(137,128)	(737,667)	(255,373)
Gain (loss) on derivatives	(1,406,739)	407,759	(1,811,092)	167,818
Other income	292	49,214	4,174	58,381
Total other income (expense)	(1,765,186)	319,845	(2,544,585)	(29,174)
Net income (loss)	$(1,006,805)	$716,585	$(903,171)	$736,621

Net income (loss)	(1,006,805)	716,585	(903,171)	736,621
Preferred dividends	-	(199,456)	(399,447)	(392,343)
Net income (loss) attributable to common stockholders	$(1,006,805)	$517,129	$(1,302,618)	$344,278
Net income (loss) per share basic and diluted	$(.14)	$.11	$(.18)	$0.08
Weighted average shares	7,342,858	4,522,501	7,317,092	4,522,468

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(903,171)	$736,621
Depreciation, depletion and amortization	1,596,139	863,098
Stock, options and warrants issued for services	359,473	140,496
Accretion of asset retirement obligation	127,389	56,386
Settlement of asset retirement obligation	(30,647)	(36,758)
Loss (gain) on derivatives	1,005,135	(590,501)
Loss on sale of fixed assets	-	7,785
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable	394,328	233,698
Inventory	(45,051)	-
Prepaid expenses	(290,498)	(137,674)
Accounts payable	(145,089)	(900,069)
Accrued liabilities	(1,076,249)	(16,556)
Cash flows from operating activities	991,759	356,526

Cash flows from investing activities
Purchase of fixed assets	(39,439)	(41,418)
Additions to oil and gas properties	(2,657,269)	(3,035,741)
Proceeds from the sale of assets	987,939	452,118
Cash flows from investing activities	(1,708,769)	(2,625,041)

Cash flows from financing activities
Payments on long-term debt	(14,018,191)	-
Payments on notes payable	-	(400,000)
Proceeds from borrowings	1,500,000	2,500,000
Proceeds from sale of preferred stock	13,400,932	-
Deferred financing costs	21,037	-
Dividends paid on preferred stock	(855,737)	(367,650)
Cash flows from financing activities	48,041	1,732,350

Net decrease in cash	(668,969)	(536,165)
Cash – beginning	1,308,196	767,494
Cash – ending	$639,227	$231,329

Supplemental disclosures:
Interest paid	$388,335	$117,588
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$359,473	$140,496

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our”, “EnerJex” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2013.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., DD Energy, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. (“Black Raven”) for the three month and six month periods ended June 30, 2014 and for the year ended December 31, 2013. On September 27, 2013 we acquired Black Raven. Accordingly, only the financial position, results of operations and cash flows of Black Raven for the quarter ended December 31, 2013 were included in the Company’s consolidated financial statements for the year ended December 31, 2013. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Average Price
Outstanding December 31, 2013	231,133	$9.36
Granted	2,367	10.50
Cancelled	(1,500)	10.50
Exercised	-	-
Outstanding June 30, 2014	232,000	$9.47

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at June 30, 2014.

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

Our derivative instruments consist of fixed price commodity swaps and a deferred premium put.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(2,356,485)	$-
Marketable Securities	$-	$-	$1,018,673

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2013	$2,687,801
Liabilities incurred during the period	2,363
Liabilities settled during the period	(30,647)
Accretion	127,389
Asset retirement obligations, June 30, 2014	$2,786,906

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

We have an Intercreditor Agreement in place between us, our counterparties, BP Corporation North America, Inc. ("BP") and Cargill Incorporated (“Cargill”) and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at June 30, 2014:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	$(79,830)
Crude oil swap	1/15-12/15	5,800 Bbls	$88.55	(591,774)
Crude oil swap	9/13-12/14	3,000 Bbls	$95.15	(148,830)
Crude oil swap	7/11-12/15	2,750 Bbls	$83.70	(746,888)
Crude oil collar	1/14-12/14	1,900 Bbls	$96.00	(84,569)
Crude oil swap	7/12-12/15	1,400 Bbls	$76.74	(595,524)
Crude oil swap	1/14-12/14	1,380 Bbls	$90.25	(109,070)
				$(2,356,485)

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both the current and non-current liabilities on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers’ prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflects the following changes: (i) the addition of Iberia Bank as a participant in our credit facility, and (ii) a technical correction to our covenant calculations.

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflects the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Perpetual Preferred Stock.

Our current borrowing base is $38 million, of which we had borrowed $19.0 million as of June 30, 2014. We intend to conduct an additional borrowing base review in the second half of 2014, and we expect the increases in our production and the maturity of our producing assets to result in an additional borrowing base increase as part of the additional borrowing base review. For the six month period ended June 30, 2014, and for the year ended December 31, 2013, the interest rate on amounts borrowed under our credit facility was 3.3%. This facility expires on October 3, 2015.

Note 7 Commitments & Contingencies

As of June 30, 2014 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the six months ended June 30, 2014 and 2013 was approximately $106,000 and $52,000 respectively. Future non-cancellable minimum lease payments are approximately $83,000 for the remainder of 2014, $154,000 for 2015, $147,000 for 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 8 Equity Transactions

On January 15, 2014, 7,333 shares were issued to two employees of the Company as compensation. The share price on the issue date was $7.05. From February 5, 2014 through March 17, 2014, 9,595 shares were issued for professional services rendered on behalf of the Company. The share price on all issuance dates for those shares was $7.50.

Effective after the close of trading in EnerJex common stock on May 30, 2014, the Company affected a 1-for-15 reverse stock split, by which each share of EnerJex common stock was reclassified, and changed into 1/15th of a fully paid and non-assessable share of common stock. In lieu of fractions of a share, the Company paid to holders of fractions of a share cash equal to $11.25 per share, which was the minimum value designated in the amended and restated certificate of designations affecting the reverse stock split.

On June 16, 2014, we adopted the Amended and Restated Certificate of Designation modifying the terms of our then-existing Series A preferred stock. Concurrently with filing of that Amended and Restated Certificate of Designation, the holders of our existing Series A preferred stock exchanged each outstanding share of such existing Series A preferred stock for (i) a number of shares of our common stock into which such Series A preferred stock was then convertible immediately prior to the exchange (318,630 shares in the aggregate), and (ii) a number of shares of Series A preferred stock equal to the quotient determined by dividing (x) that portion of the holder's original Series A preferred stock purchase price that had not yet been paid in dividends, by (y) $23.75.

On June 20, 2014, we closed an underwritten initial public offering of 639,157 shares of our Series A preferred stock at a purchase price of $23.75 per share for gross proceeds of $15.2 million. The shares sold to the underwriters included 83,368 shares pursuant to a 45-day option that was exercised by the underwriters in full on June 20, 2014.

Note 9 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

On July 31, 2014, the company paid a dividend of approximately $208,900 on our 10% Series A Cumulative Perpetual Preferred Stock to shareholders of record at the close of business on July 15, 2014. The dividend was for the period beginning June 20, 2014 (the date of the issuance of the shares of Preferred Stock) through July 31, 2014.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," or "should" or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors" or elsewhere in this report, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

·	inability to attract and obtain additional development capital;
·	inability to achieve sufficient future sales levels or other operating results;
·	inability to efficiently manage our operations;
·	effect of our hedging strategies on our results of operations;
·	potential default under our secured obligations or material debt agreements;
·	estimated quantities and quality of oil reserves;
·	declining local, national and worldwide economic conditions;
·	fluctuations in the price of oil;
·	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
·	the inability of management to effectively implement our strategies and business plans;
·	approval of certain parts of our operations by state regulators;
·	inability to hire or retain sufficient qualified operating field personnel;
·	increases in interest rates or our cost of borrowing;
·	deterioration in general or regional economic conditions;
·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
·	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
·	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

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

We are focusing our capital budget on the development of our Colorado and Kansas properties where we have identified hundreds of drilling locations and reactivation or recompletion opportunities that we believe will generate high rates of return with low risk profiles.

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2013:

•	In our Adena Field Project, we reactivated and initiated production from 6 new J-Sand oil wells and 1 new J-Sand natural gas well, recompleted and initiated water injection into 4 new secondary recovery J-Sand wells, and recompleted 2 D-sand oil wells in a secondary recovery waterflood pilot that was initiated during 2013. Preliminary production tests in this D-Sand waterflood pilot indicate that secondary recovery operations have increased reservoir pressure, and swab tests indicate the potential for commercial oil production. Initial oil production from this pilot is expected to commence in August 2014.

During June and July 2014, we conducted detailed production tests on our J-Sand oil wells in order to measure oil and water volumes. Data collected from these testing operations is being utilized to optimize field operations and future development planning. The testing process resulted in inefficient run times that negatively impacted production volumes during these months. All but two of the active J-Sand oil wells were back on production by the end of July and we expect to complete the testing process in early August 2014. We intend to continue reactivating and recompleting wells in this project throughout the remainder of 2014.

•	In our Mississippian Project, we initiated a development drilling program in July and have since drilled three successful oil wells that are currently awaiting completion. We intend to continue drilling new wells in this project throughout the remainder of 2014.

•	In our Niobrara Project, we successfully completed workover operations on eight natural gas wells. In addition we tested two wells located approximately one mile apart in a portion of our Niobrara Project located in Sedgwick County, Colorado. Each well achieved an initial production rate of more than 600 thousand cubic feet of natural gas (Mcf) per day from the Niobrara formation at a depth of approximately 2,900 feet.

The Company has filed 17 drilling permits in in this area, where we have identified dozens of high-ranked drilling locations based on 3D seismic analysis. We have completed our assessment of the costs and timing associated with this development, including drilling and completion operations, pipeline construction, and the upgrade of an existing tap which the Company previously acquired that connects to the Trailblazer pipeline. We are aggressively moving forward with our development plans in this new area of the project, where management expects to drill 17 wells during the fourth quarter and initiate production by year-end.

•	Effective after the close of trading in EnerJex common stock on May 30, 2014, the Company affected a 1-for-15 reverse stock split, by which each share of EnerJex common stock was reclassified, and changed into 1/15th of a fully paid and non-assessable share of common stock. In lieu of fractions of a share, the Company paid to holders of fractions of a share cash equal to $11.25 per share, which was the minimum value designated in the amended and restated certificate of designations affecting the reverse stock split.

•	On June 16, 2014, we adopted the Amended and Restated Certificate of Designation modifying the terms of our then-existing Series A preferred stock. Concurrently with filing of that Amended and Restated Certificate of Designation, the holders of our existing Series A preferred stock exchanged each outstanding share of such existing Series A preferred stock for (i) a number of shares of our common stock into which such Series A preferred stock was then convertible immediately prior to the exchange (318,630 shares in the aggregate), and (ii) a number of shares of Series A preferred stock equal to the quotient determined by dividing (x) that portion of the holder's original Series A preferred stock purchase price that had not yet been paid in dividends, by (y) $23.75.

•	On June 17, 2014 our common stock and non-dilutive Series A Cumulative Perpetual Preferred Stock began trading on the NYSE MKT under the symbols ENRJ and ENRJPR. The Company’s common stock prior to June 17, 2014 traded on the OTCQB.

•	On June 20, 2014, we closed an underwritten public offering of 639,157 shares of 10% Series A Cumulative Perpetual Preferred Stock (liquidation preference of $25.00 per share) at a price to the public of $23.75 per share for gross proceeds of $15.2 million. The shares sold to the underwriters included 83,368 shares pursuant to a 45-day option that was exercised by the underwriters in full on June 20, 2014. The Series A Preferred Shares contain the following provisions: (i) Series A Preferred Shareholders shall receive cumulative dividends at the stated rate of 10% per annum of the $25.00 per share liquidation preference; (ii) the Series A Preferred Shares shall not be redeemable by the Company except on or after June 16, 2017 or after a Change of Control of the Company; (iii) the Series A Preferred Shares shall not have any relative, participating, option or other voting rights or powers: and (iv) the Series A Preferred Shares shall not be convertible into our common stock.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended June 30, 2014 and June 30, 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Production
Oil (Bbl)	37,881	23,857	77,546	50,394
Natural gas (Mcf)	90,322	-	147,463	-

Average Sales Prices
Oil (Bbl)	$94.36	$92.08	$92.68	$89.97
Natural gas (Mcf)	$4.15	$-	$4.19	$-

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$44.27	$49.06	$45.43	$47.57

Average Lifting Costs (2)
Per Boe	$28.55	$31.52	$29.80	$30.44

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013		$2014	2013	$
Oil revenues	$3,574,465	$2,196,736	$1,377,729	$7,187,044	$4,534,037	$2,653,007
Natural gas revenues	374,931	-	374,931	617,329	-	617,329
Total	$3,949,396	$2,196,736	$1,752,660	$7,804,373	$4,534,037	$3,270,336

Oil Revenues

Oil revenues for the six months ended June 30, 2014 were $7,187,044 compared to revenues of $4,534,037 for the six months ended June 30, 2013. Revenues increased as a result of higher oil production associated with the assets acquired via the Black Raven merger and as a result of slightly higher oil prices.

Natural Gas Revenues

Natural gas revenues for the six months ended June 30, 2014 were $617,329. Natural gas revenues increased as result of increased natural gas production from assets that were acquired as part of our merger with Black Raven on September 27, 2013.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2014	2013		$2014	2013	$
Production expenses:
Direct operating costs	$1,511,133	$751,957	$759,176	$3,043,040	$1,534,029	$1,509,011
Depreciation, depletion and amortization	832,381	418,561	413,820	1,596,139	863,098	733,041
Total production expenses	2,343,514	1,170,518	1,172,996	4,639,179	2,397,127	2,242,052

General expenses:
Professional fees	227,213	269,257	(42,044)	452,115	625,479	(173,364)
Salaries	369,088	185,978	183,110	679,436	431,989	247,447
Administrative expense	251,200	174,243	76,957	392,229	313,647	78,582
Total general expenses	847,501	629,478	218,023	1,523,780	1,371,115	152,665
Total production and general expenses	3,191,015	1,799,996	1,391,019	6,162,959	3,768,242	2,394,717

Income from operations	758,381	396,740	361,641	1,641,414	765,795	875,619

Other income (expense)
Interest expense	(358,739)	(137,128)	(221,611)	(737,667)	(255,373)	(482,294)
Gain (loss) on derivatives	(1,406,739)	407,759	(1,814,498)	(1,811,092)	167,818	(1,978,910)
Other income	292	49,214	(48,922)	4,174	58,381	(54,207)
Total other income (expense)	(1,765,186)	319,845	(2,085,031)	(2,544,585)	(29,174)	(2,515,411)

Net income (loss)	$(1,006,805)	$716,585	$(1,723,390)	$(903,171)	$736,621	$(1,639,792)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2014 increased 98% to $3,043,040 from $1,534,029 for the six months ended June 30, 2013. However, direct operating costs per Boe decreased from $30.44 to $29.80. The $1,509,011 increase in direct operating costs is due primarily to new production associated with the assets that we acquired as part of our merger with Black Raven on September 27, 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2014 was $1,596,139 compared to $863,098 for the six months ended June 30, 2013. The increase in depletion expense is due primarily to increased oil and natural gas production during the first six months of 2014 compared to the first six months of 2013. Depletion expense per Boe decreased $1.50 or 8.8% in the first half of 2014 compared to the first half of 2013.

Professional Fees

Professional fees for the six months ended June 30, 2014 were $452,115 compared to $625,479 for the six months ended June 30, 2013. The decrease in professional fees is due primarily to a reduction in lawsuit related legal fees and a reduction in fees related to outsourced third party engineering and consulting work that we conducted during the first quarter of 2013. Professional fees for the six months ended June 30, 2014 include the following expenses: i) a one-time severance payment of approximately $127,000 paid to a former executive of Black Raven Energy, ii) legal bills totaling approximately $87,000 related to litigation related matters, iii) legal expenses and other transaction related expenses of approximately $61,000 associated with the Series A Preferred Stock offering, the listing of our common stock on the NYSE MKT exchange, and other miscellaneous transaction related expenses, and iv) investor relations related expenses totaling approximately $37,000.

Salaries

Salaries for the six months ended June 30, 2014 were $679,436 compared to $431,989 for the six months ended June 30, 2013.  The increase in salaries is due primarily to the addition of employees following our merger with Black Raven.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2014 were $392,229 compared to $313,647 for the six months ended June 30, 2013. The increase in administrative expenses is due primarily to the addition of employees, office space and the administrative costs associated with our merger with Black Raven on September 27, 2013.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $737,667 compared to $255,373 for the six months ended June 30, 2013. Interest expense and amortization of deferred financing costs increased as a result of increased borrowings. Proceeds from the Series A Preferred Stock offering were used to reduce outstanding borrowings on our line of credit with Texas Capital Bank in June 2014. Accretion increased due to assets that were acquired as part of our merger with Black Raven on September 27, 2013.

Gain (Loss) on Derivatives

We incurred a loss of $1,811,092 on our derivative contracts in the first six months of 2014 compared to a gain of $167,818 for the six months ended June 30, 2013. The loss was due primarily to the completion of contracts during the six month period ending June 30, 2014 and an increase in the WTI benchmark oil price.

Net Income (Loss)

Net loss for the six months ended June 30, 2014 was $903,171 compared to net income of $736,621for the six months ended June 30, 2013.  The decrease in net income was due primarily to an increase in the unrealized loss on derivatives resulting from the “mark to market” valuation of our derivative contracts at June 30, 2014 as compared to June 30, 2013.

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

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2014	December 31, 2013	Increase / (Decrease)

Current Assets	$4,635,086	$5,401,303	$(766,217)

Current Liabilities	$5,537,935	$6,506,178	$(968,243)

Working Capital (deficit)	$(902,849)	$(1,104,875)	$202,026

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

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflects the following changes: (i) the addition of Iberia Bank as a participant into our credit facility, and (ii) made a technical correction to our covenant calculations.

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflects the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Perpetual Preferred Stock.

Our current borrowing base is $38 million, of which we had borrowed $19.0 million as of June 30, 2014. We intend to conduct an additional borrowing base review in the second half of 2014, and we expect the increases in our production and the maturity of our producing assets to result in an additional borrowing base increase as part of the additional borrowing base review. For the six month period ended June 30, 2014, and for the year ended December 31, 2013, the interest rate on amounts borrowed under our credit facility was 3.3%. This facility expires on October 3, 2015.

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

 Significant changes in the number of employees

There have been no significant changes in number of employees since December 31, 2013. We currently have 32 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Proved properties are amortized using the units of production (UOP) method. Currently we only have operations in the Unites States of America. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of these reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves) and asset retirement costs, less related salvage value.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the quarter ended June 30, 2014 and the year ended December 31, 2013, there were no impairments resulting from the quarterly ceiling tests.

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

Share-Based Payments

The value we assign to the options and warrants that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options and warrants, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated.

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

In entering into this settlement, the defendants have not admitted liability on any matter related to the claims in the litigation. In June 2014, we appealed the court’s rulings and requested from the appellate court authorization to pursue our claims for actual and consequential damages with respect to our claims alleging breach of contract and legal malpractice against the defendants. There can be no assurance of the outcome of the appellate process, including whether the appellate court will allow us to seek actual and consequential damages for breach of contract and legal malpractice and breach of fiduciary duty, as well as what amount of damages, if any, we may recover.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006)
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
3.3	Certificate of Amendment of Articles of Incorporation (Previously filed)
4.1	Article VI of Amended and Restated Articles of Incorporation of Millennium Plastics Corporation (incorporated by reference to Exhibit 1.3 to the Form 8-K filed on December 6, 1999)
4.2	Article II and Article VIII, Sections 3 & 6 of Amended and Restated Bylaws of Millennium Plastics Corporation (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on February 23, 2001)
10.1	Amended and Restated 2002/2003 Stock Option Plan (incorporated by reference to Exhibit 10 to the Form 8-K filed on May 11, 2007
10.2	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.3	Euramerica Letter Agreement Amendment dated September 15, 2008 (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on September 18, 2008)
10.4	Euramerica Letter Agreement Amendment dated October 15, 2008 (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on October 21, 2008)

10.5	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.6	Standby Equity Distribution Agreement with Paladin Capital Management, S.A. dated December 3, 2009 (incorporated by reference to Exhibit 10.52 to the Form S-1 filed on December 9, 2009)
10.7	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.8	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.9†	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)

10.10	Securities Purchase and Asset Acquisition Agreement between EnerJex Resources, Inc. and West Coast Opportunity Fund, LLC; Montecito Venture Partners, LLC; J&J Operating Company, LLC and Frey Living Trust dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2011).
10.11	Stock Repurchase Agreement between EnerJex Resources, Inc. and Working Interest Holdings, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2011).
10.12	Securities Purchase Agreement between EnerJex Resources, Inc. and various Investors dated December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2011).
10.13	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.14	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.15	Letter Agreement with Registrant, James Loeffelbein, John Loeffelbein and J&J Operating dated January 14, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 18, 2011).
10.16	Form of Securities Purchase Agreement among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).

10.17	Form of Warrant among Registrant and Investors dated March 31, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on April 4, 2011).
10.18	Form of Stock Redemption Agreement among Registrant and Working Interest Holdings, LLCs dated March 31, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 4, 2011).
10.19	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.20	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.21	Rantoul Partners General Partnership Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 14, 2011).
10.22	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.23	First Amendment to General Partnership Agreement for Rantoul Partners dated March 30, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on April 5, 2012).
10.24	Share Option Agreement by and among the EnerJex and Enutroff dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 10, 2012).
10.25	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.26	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.27	Securities and Asset Purchase Agreement by and among Registrant and James Loeffelbein and Enutroff dated November 3, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 7, 2013).
10.28†	Second Amendment to General Partnership Agreement of Rantoul Partners dated November 27, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 29, 2012).
10.29	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.30	Partial Assignment of Assets by and among Rantoul Partners and Working Interest, LLC, dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 30, 2013).
10.31	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.32	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.33	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.34	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.35	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.36

Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).

10.37	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.38	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
21.1	Subsidiaries
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: August 13, 2014

