Form 10-Q
period 2014-09-30
EnerJex Resources, Inc.
filed 2014-11-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes   ☐      No   ☑

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2014 was 7,643,114 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$560,684	$1,079,356
Restricted cash	-	228,840
Accounts receivable	1,858,251	2,461,746
Inventory	264,001	238,794
Marketable securities	1,018,673	1,018,573
Deposits and prepaid expenses	522,829	373,994
Total current assets	4,224,438	5,401,303

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,909,974 and $1,785,401	2,424,199	2,406,591
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $12,842,863 and $10,567,906	63,299,218	61,349,403
Other non-current assets	1,031,140	834,180
Total non-current assets	66,754,557	64,590,174
Total assets	$70,978,995	$69,991,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,729,299	$2,424,009
Accrued liabilities	1,517,634	3,070,461
Derivative liability	246,791	1,011,708
Total current liabilities	4,493,724	6,506,178

Asset retirement obligation	2,838,679	2,687,801
Long-term debt	21,019,968	31,547,255
Derivative liability	-	339,642
Total non-current liabilities	23,858,647	34,574,698
Total liabilities	28,352,371	41,080,876

Commitments & Contingencies
Stockholders' Equity:
10% Series A Cumulative Perpetual Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 751,815 shares issued and outstanding at September 30, 2014	752	-
Preferred stock, $0.001 par value, 25,000,000 shares authorized; 4,779,460 shares issued and outstanding at December 31, 2013	-	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 7,643,114 at September 30, 2014 and 7,281,158 at December 31, 2013	7,643	7,281
Paid-in capital	63,670,570	49,913,535
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(20,499,752)	(20,462,406)
Total stockholders' equity	42,626,624	28,910,601
Total liabilities and stockholders' equity	$70,978,995	$69,991,477

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Oil revenues	$3,530,610	$2,694,506	$10,787,788	$7,228,543
Natural gas revenues	280,078	-	827,273	-
Total revenues	3,810,688	2,694,506	11,615,061	7,228,543

Expenses:
Direct operating costs	1,920,968	916,567	4,964,009	2,450,596
Depreciation, depletion and amortization	899,177	484,478	2,495,317	1,347,576
Professional fees	126,581	264,050	578,696	889,529
Salaries	396,899	138,875	1,076,334	570,864
Administrative expense	243,136	220,693	635,364	534,340
Total expenses	3,586,761	2,024,663	9,749,720	5,792,905
Income from operations	$223,927	$669,843	$1,865,341	$1,435,638

Other income (expense):
Interest expense	(267,764)	(137,831)	(1,005,431)	(393,204)
Gain (loss) on derivatives	1,831,105	(1,160,374)	20,012	(992,556)
Other income (loss)	399	8,460	4,574	66,841
Total other income (expense)	1,563,740	(1,289,745)	(980,845)	(1,318,919)
Net income (loss)	$1,787,667	$(619,902)	$884,496	$116,719

Net income (loss)	$1,787,667	$(619,902)	$884,496	$116,719
Preferred dividends	$(522,398)	$(199,492)	$(1,378,135)	$(567,142)
Net income (loss) attributable to common stockholders	1,265,269	(819,394)	(493,639)	(450,423)
Net income (loss) per common share basic and diluted	$.17	$(.18)	$(.07)	$(.10)
Weighted average shares	7,642,748	4,534,550	7,426,949	4,522,468

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$884,496	$116,719
Depreciation and depletion	2,495,317	1,347,576
Stock, options and warrants issued for services	460,343	162,021
Accretion of asset retirement obligation	191,348	84,578
Settlements of asset retirement obligations	(90,524)	(36,758)
(Gain) loss on derivatives	(1,104,559)	67,748
Loss on disposal of fixed assets	181	7,785
Changes in assets and liabilities:
Accounts receivable	603,495	(137,386)
Inventory	(25,207)	(169,940)
Deposits and prepaid expenses	(206,638)	(187,477)
Accounts payable	305,290	(101,643)
Accrued liabilities	(1,096,538)	650,172
Cash flows from operating activities	2,417,004	1,803,395

Cash flows from investing activities
Settlements of asset retirement obligations	-	(18,910)
Purchase of fixed assets	(238,148)	(103,874)
Additions to oil and gas properties	(5,162,656)	(4,962,813)
Proceeds from sale of oil and gas properties	987,939	454,973
Proceeds from sale of fixed assets	-	1,600
Net cash acquired from Black Raven	-	656,693
Cash flows used in investing activities	(4,412,865)	(3,972,331)

Cash flows from financing activities
Payments on long-term debt	(14,027,287)	-
Payments on note payable	-	(600,000)
Deferred financing costs	(196,960)	(211,584)
Proceeds from borrowings	3,500,000	4,000,000
Proceeds from sale of preferred stock	13,350,731	-
Dividends paid on preferred stock	(1,378,135)	(567,143)
Cash flows from financing activities	1,248,349	2,621,273

Net increase (decrease) in cash	(747,512)	452,337
Cash – beginning	1,308,196	767,494
Cash – ending	$560,684	$1,219,831

Supplemental disclosures:
Interest paid	$503,571	$212,751

Non-cash transactions:
Share based payments issued for services	$460,343	$162,021

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. (“Black Raven”) for the three month and nine month periods ended September 30, 2014 and for the year ended December 31, 2013. On September 27, 2013, we acquired Black Raven. Accordingly, only the financial position, results of operations and cash flows of Black Raven for the quarter ended December 31, 2013 were included in the Company’s consolidated financial statements for the year ended December 31, 2013. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Average Price
Outstanding December 31, 2013	231,133	$9.36
Granted	2,367	10.50
Cancelled	(2,168)	10.50
Exercised	-	-
Outstanding September 30, 2014	231,332	$9.33

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our debt approximates fair value at September 30, 2014.

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

Our derivative instruments consist of variable to fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$(240,131)	$-
Marketable Securities	$-	$-	$1,018,673

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2013	$2,687,801
Liabilities incurred during the period	50,054
Liabilities settled during the period	(90,524)
Accretion	191,348
Asset retirement obligations, September 30, 2014	$2,838,679

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

The following derivative contracts were in place at September 30, 2014:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	$39,681
Crude oil swap	1/15-12/15	5,800 Bbls	$88.55	54,288
Crude oil swap	9/13-12/14	3,000 Bbls	$95.15	44,460
Crude oil swap	7/11-12/15	2,850 Bbls	$83.70	(190,463)
Crude oil collar	1/14-12/14	1,900 Bbls	$96.00	33,003
Crude oil swap	7/12-12/15	1,240 Bbls	$76.74	(221,262)
Crude oil swap	1/14-12/14	1,380 Bbls	$90.25	162
				$(240,131)

Monthly volume is the weighted average throughout the period.

The current fair value is shown as a derivative instrument in the current liabilities and the long term fair value is included in other long term assets on the balance sheet.

Note 6 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company, EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers’ prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On August 15, 2014, we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflects the following changes: (i) the borrowing base was increased from $38 million to $40 million, and (ii) the maturity of the facility was extended by three years to October 3, 2018

Our current borrowing base is $40 million, of which we had borrowed $21 million as of September 30, 2014. We intend to conduct an additional borrowing base review in early 2015. For the nine month period ended September 30, 2014, and for the year ended December 31, 2013, the interest rate on amounts borrowed under our credit facility was 3.3%. This facility expires on October 3, 2018.

Note 7 - Commitments & Contingencies

As of September 30, 2014, we had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the nine months ended September 30, 2014 and 2013 was approximately $123,000 and $126,000 respectively. Future non-cancellable minimum lease payments are approximately $40,000 for the remainder of 2014, $154,000 for 2015, $147,000 for 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 8 – Equity Transactions

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

On October 14, 2014, the Company acquired a 100% working interest in leases covering 3,400 mineral acres in Weld County, Colorado for approximately $300,000. This acreage is prospective for horizontal drilling targeting oil production from the Niobrara and Codell formations and has a remaining term of approximately 4 years.

On October 15, 2014, the Company appointed Kent Roach, whose employment began on October 20, 2014, as the company’s Executive Vice President of Engineering.

On October 31, 2014, the Company paid a dividend of approximately $156,000 on our 10% Series A Cumulative Perpetual Preferred Stock to shareholders of record at the close of business on October 15, 2014. The dividend was for the period beginning October 1, 2014 through October 31, 2014.

On November 4, 2014, the Company declared a dividend of approximately $156,000 on our 10% Series A Cumulative Perpetual Preferred Stock to be paid on December 1, 2014 to shareholders of record at the close of business on November 14, 2014. The dividend is for the period beginning of November 1, 2014 through November 30, 2014.

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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc. unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end.

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

We are focusing our capital budget on the development of our Colorado and Kansas properties where we have identified hundreds of drilling locations and reactivation or recompletion opportunities.

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2013:

•

In our Adena Field Project, we reactivated and initiated production from 7 new J-Sand oil wells and 1 new J-Sand natural gas well, recompleted and initiated water injection into 4 new secondary recovery J-Sand wells, and recompleted 2 D-sand oil wells in a secondary recovery waterflood pilot that was initiated during 2013. Preliminary production tests in this D-Sand waterflood pilot indicate that secondary recovery operations have increased reservoir pressure, fluid volumes and oil cut. Initial oil production from this pilot commenced in September 2014.

During June and July 2014, we conducted detailed production tests on our J-Sand oil wells in order to measure oil and water volumes. Data collected from these testing operations is being utilized to optimize field operations and future development planning. The testing process resulted in inefficient run times that negatively impacted production volumes during these months.  After reviewing the results of the testing information and experiencing water injection and other infrastructure constraints, EnerJex decided to upgrade its infrastructure in order to increase production capacity and decrease operating expenses.  The company is currently replacing key portions of the primary production infrastructure and reconfiguring the water injection system to handle additional production volumes.

•

In our Mississippian Project, we initiated a development drilling program in July and have since drilled ten successful oil wells, six of which are currently awaiting completion, and one secondary recovery water injection well.

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

The Company has filed 17 drilling permits in in this area, where we have identified dozens of high-ranked drilling locations based on 3D seismic analysis. We have completed our assessment of the costs and timing associated with this development, including drilling and completion operations, pipeline construction, and the upgrade of an existing tap which the Company previously acquired that connects to the Trailblazer pipeline. We are currently waiting on a third party to complete the upgrade of the tap which we paid for during September. We expect to have the tap upgrade completed and all permits finalized for the 17 well drilling program by the first quarter of 2015.

•	Effective after the close of trading in EnerJex common stock on May 30, 2014, the Company affected a 1-for-15 reverse stock split, by which each share of EnerJex common stock was reclassified, and changed into 1/15th of a fully paid and non-assessable share of common stock. In lieu of fractions of a share, the Company paid to holders of fractions of a share cash equal to $11.25 per share, which was the minimum value designated in the amended and restated certificate of designations affecting the reverse stock split.

•	On June 16, 2014, we adopted the Amended and Restated Certificate of Designation modifying the terms of our then-existing Series A preferred stock. Concurrently with filing of that Amended and Restated Certificate of Designation, the holders of our existing Series A preferred stock exchanged each outstanding share of such existing Series A preferred stock for (i) a number of shares of our common stock into which such Series A preferred stock was then convertible immediately prior to the exchange (318,630 shares in the aggregate), and (ii) a number of shares of Series A preferred stock equal to the quotient determined by dividing (x) that portion of the holder's original Series A preferred stock purchase price that had not yet been paid in dividends, by (y) $23.75.

•	On June 17, 2014 our common stock and non-dilutive Series A Cumulative Perpetual Preferred Stock began trading on the NYSE MKT under the symbols ENRJ and ENRJPR. The Company’s common stock prior to June 17, 2014 traded on the OTCQB.

•	On June 20, 2014, we closed an underwritten public offering of 639,157 shares of 10% Series A Cumulative Perpetual Preferred Stock (liquidation preference of $25.00 per share) at a price to the public of $23.75 per share for gross proceeds of $15.2 million. The shares sold to the underwriters included 83,368 shares pursuant to a 45-day option that was exercised by the underwriters in full on June 20, 2014. The Series A Preferred Shares contain the following provisions: (i) Series A Preferred Shareholders shall receive cumulative dividends at the stated rate of 10% per annum of the $25.00 per share liquidation preference; (ii) the Series A Preferred Shares shall not be redeemable by the Company except on or after June 16, 2017 or after a Change of Control of the Company; (iii) the Series A Preferred Shares shall not have any relative, participating, option or other voting rights or powers: and (iv) the Series A Preferred Shares shall not be convertible into our common stock.

•	On September 30, 2014, we acquired an 85% operated working interest in 640 acres in Weld County, Colorado. This acreage is held by production from three existing wells including two wells that produce oil from the Niobrara and Codell formations and one well that produces oil from the J-Sand formation. This acreage is prospective for horizontal drilling targeting oil production from the Niobrara and Codell formations.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended September 30, 2014 and September 30, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Production
Oil (Bbl)	40,477	25,933	118,023	76,327
Natural gas (Mcf)	103,664	-	251,127	-

Average Sales Prices
Oil (Bbl)	$87.23	$103.90	$91.40	$94.70
Natural gas (Mcf)	$2.70	$-	$3.95	$-

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$48.83	$54.03	$46.66	$49.76

Average Lifting Costs (2)
Per Boe	$33.26	$35.34	$31.05	$31.11

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 compared

Revenues:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013		2014	2013
Oil revenues	$3,530,610	$2,694,506	$836,104	$10,787,788	$7,228,543	$3,559,245
Natural gas revenues	280,078	-	280,078	827,273	-	827,273
Total revenues	$3,810,688	$2,694,506	$1,116,182	$11,615,061	$7,228,543	$4,386,518

Oil Revenues

Oil revenues for the nine months ended September 30, 2014 were $10,787,788 compared to revenues of $7,228,543 for the nine months ended September 30, 2013. Revenues increased primarily as a result of higher oil production associated with the assets acquired via the Black Raven merger and were partially offset by lower oil prices.

Natural Gas Revenues

Natural gas revenues for the nine months ended September 30, 2014 were $827,273. Natural gas revenues increased as result of increased natural gas production from assets that were acquired as part of our merger with Black Raven on September 27, 2013.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2014	2013		2014	2013
Production expenses:
Direct operating costs	$1,920,968	$916,567	$1,004,401	$4,964,009	$2,450,596	$2,513,413
Depreciation, depletion and amortization	899,177	484,478	414,699	2,495,317	1,347,576	1,147,741
Total production expenses	2,820,145	1,401,045	1,419,100	7,459,326	3,798,172	3,661,154

General expenses:
Professional fees	126,581	264,050	(137,469)	578,696	889,529	(310,833)
Salaries	396,899	138,875	258,024	1,076,334	570,864	505,470
Administrative expense	243,136	220,693	22,443	635,364	534,340	101,024
Total general expenses	766,616	623,618	142,998	2,290,394	1,994,733	295,661
Total production and general expenses	3,586,761	2,024,663	1,562,098	9,749,720	5,792,905	3,956,815

Income (loss) from operations	223,927	669,843	(445,916)	1,865,341	1,435,638	429,703

Other income (expense)
Interest expense	(267,764)	(137,831)	(129,933)	(1,005,431)	(393,204)	(612,227)
Gain (loss) on derivatives	1,831,105	(1,160,374)	2,991,479	20,012	(992,556)	1,012,568
Other income (loss)	399	8,460	(8,061)	4,574	66,841	(62,267)
Total other income (expense)	1,563,740	(1,289,745)	2,853,485	(980,845)	(1,318,919)	338,074

Net income (loss)	$1,787,667	$(619,902)	$2,407,569	$884,496	$116,719	$767,777

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs and general maintenance requirements in our oil and gas fields.   These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the nine months ended September 30, 2014 increased 103% to $4,964,009 from $2,450,596 for the nine months ended September 30, 2013.  However, direct operating costs per Boe decreased from $31.11 to $31.05. The $2,513,413 increase in direct operating costs is due primarily to new production associated with the assets acquired as part of our merger with Black Raven on September 27, 2013.

Depreciation, Depletion and Amortization

 Depreciation, depletion and amortization for the nine months ended September 30, 2014 was $2,495,317 compared to $1,347,576 for the nine months ended September 30, 2013. The increase in depletion expense is due primarily to increased oil and natural gas production during the first nine months of 2014 compared to the first nine months of 2013. However, depletion expense per Boe decreased $2.05 or 12% in the first nine months of 2014 compared to the first nine months of 2013.

Professional Fees

Professional fees for the nine months ended September 30, 2014 were $578,696 compared to $889,529 for the nine months ended September 30, 2013. The decrease in professional fees is due primarily to a reduction in lawsuit related legal fees and a reduction in fees related to outsourced third party engineering and consulting work that we conducted during the first half of 2013.

Salaries

Salaries for the nine months ended September 30, 2014 were $1,076,334 compared to $570,864 for the nine months ended September 30, 2013.  The increase in salaries is due primarily to the addition of employees following our merger with Black Raven.

Administrative Expenses

 Administrative expenses for the nine months ended September 30, 2014 were $635,364 compared to $534,340 for the nine months ended September 30, 2013. The increase in administrative expenses is due primarily to the addition of employees, office space and the administrative costs associated with our merger with Black Raven on September 27, 2013

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $1,005,431 compared to $393,204 for the nine months ended September 30, 2013. Interest expense and amortization of deferred financing costs increased as a result of increased borrowings. Proceeds from the Series A Preferred Stock offering June 20, 2014 were used to reduce outstanding borrowings on our line of credit with Texas Capital Bank. In addition, accretion increased due to assets acquired as part of our merger with Black Raven on September 27, 2013.

Gain (Loss) on Derivatives

We recorded an unrealized gain of $20,012 on our derivative contracts in the first nine months of 2014 compared to a loss of $992,556 for the nine months ended September 30, 2013. The gain was due primarily to the “mark to market” valuation of our derivative contracts at prices below our average hedge price. This gain was partially offset by the completion of contracts during the nine month period ending September 30, 2014 above our average contracted hedge prices.

Net Income (Loss)

Net income for the nine months ended September 30, 2014 was $884,496 compared to net income of $116,719 for the nine months ended September 30, 2013.  The increase in net income was due primarily to the increase in net operating income associated with our acquisition of Black Raven Energy, as well as hedging gains in 2014 versus hedging losses in 2013. Increases in net income were partially offset by increased interest expense associated with increased borrowings in 2014 versus 2013.

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

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2014	December 31, 2013	Increase / (Decrease)

Current Assets	$4,224,438	$5,401,303	$(1,176,865)

Current Liabilities	$4,493,724	$6,506,178	$(2,012,454)

Working Capital	$(269,286)	$(1,104,875)	$835,589

Senior Secured Credit Facility

On October 3, 2011, the Company, EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC ("Borrowers") entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On August 15, 2014 we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflects the following changes: (i) the borrowing base was increased from $38 million to $40 million, and (ii) the maturity of the facility was extended by three years to October 3, 2018.

Our current borrowing base is $40 million, of which we had borrowed $21 million as of September 30, 2014. We intend to conduct an additional borrowing base review in early 2015. For the nine month period ended September 30, 2014, and for the year ended December 31, 2013, the interest rate on amounts borrowed under our credit facility was 3.3%. This facility expires on October 3, 2018.

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

Significant changes in the number of employees

There have been no significant changes in number of employees since December 31, 2013. We currently have 34 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting estimates include the value of our oil and gas properties, asset retirement obligations, and share-based payments

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the quarter ended September 30, 2014 and the year ended December 31, 2013, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.3 to the Form SB-2 filed on February 23, 2001)
3.3	Certificate of Amendment of Amended and Restated Articles of Incorporation (incorporated herein by reference as Appendix B to Schedule 14A filed on June 6, 2013).
3.4	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014).
3.5	Amended and Restated Certificate of Designathion as filed with the Nevada Secretary of State on June 16,2014 (incorporated herein by reference as Exhibit 4.6 to Registration Statement on Form S-1 filed on June 3, 2014).
4.1	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013).
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)

10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer
(Principal Financial Officer)

Date: November 14, 2014

