Form 10-K
period 2014-12-31
EnerJex Resources, Inc.
filed 2015-03-31
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2014

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

Common Stock, $0.001 par value

10% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value

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

☒   Yes           ☐   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐           No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $22 million based on a share value of $7.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 8,406,661 shares of common stock, $0.001 par value, outstanding on March 31, 2015.

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

All references in this report to "we," "us," "our," "company" and "EnerJex" refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc., unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end. We have provided definitions for the oil and gas industry terms used in this report in the "Glossary" beginning on page 15 of this report.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to EnerJex Resources, Inc. in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. All of our current operations are conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, and Black Raven Energy, Inc., and our leasehold interests are held in our wholly-owned subsidiaries Black Sable Energy, LLC, Working Interest, LLC, EnerJex Kansas, Inc., and Black Raven Energy, Inc.

Significant Developments in 2014

The following briefly describes our most significant corporate developments occurring in 2014:

•	In our Adena Field Project, we reactivated and initiated production from 7 new J-Sand oil wells and 1 new J-Sand natural gas well, recompleted and initiated water injection into 9 new secondary recovery J-Sand wells, and recompleted 2 D-sand oil wells in a secondary recovery waterflood pilot that was initiated during 2013. Preliminary production tests in this D-Sand waterflood pilot indicate that secondary recovery operations have increased reservoir pressure, fluid volumes and oil cut. Initial oil production from this pilot commenced in September 2014.

During June and July 2014, we conducted detailed production tests on our J-Sand oil wells in order to measure oil and water volumes. Data collected from these testing operations is being utilized to optimize field operations and future development planning. The testing process resulted in inefficient run times that negatively impacted production volumes during these months.  After reviewing the results of the testing information and experiencing water injection and other infrastructure constraints, EnerJex decided to upgrade its infrastructure in order to increase production capacity and decrease operating expenses.  The company recently replaced key portions of the primary production infrastructure and reconfigured the water injection system to handle additional production volumes.

•	In our Mississippian Project, we initiated a development drilling program in July and drilled 12 successful oil wells and three secondary recovery water injection well.

•	In our Niobrara Project, we successfully completed workover operations on eleven natural gas wells. In addition we tested two wells located approximately one mile apart in a portion of our Niobrara Project located in Sedgwick County, Colorado. Each well achieved an initial production rate of more than 600 thousand cubic feet of natural gas (Mcf) per day from the Niobrara formation at a depth of approximately 2,900 feet.

The Company has filed 17 drilling permits in in this area, where we have identified dozens of high-ranked drilling locations based on 3D seismic analysis. We have completed our assessment of the costs and timing associated with this development, including drilling and completion operations, pipeline construction, and the upgrade of an existing tap which the Company previously acquired that connects to the Trailblazer pipeline. We are currently waiting on a third party to complete the upgrade of the tap which we paid for during September. We expect to have the tap upgrade completed and all permits finalized for the 17 well drilling program by the second quarter of 2015.

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

4

•

On June 17, 2014 our common stock and non-dilutive Series A Cumulative Redeemable Perpetual Preferred Stock began trading on the NYSE MKT under the symbols ENRJ and ENRJ.P. The Company’s common stock prior to June 17, 2014 traded on the OTCQB.

•

On June 20, 2014, we closed an underwritten public offering of 639,157 shares of 10% Series A Cumulative Redeemable Perpetual Preferred Stock (liquidation preference of $25.00 per share) at a price to the public of $23.75 per share for gross proceeds of $15.2 million. The shares sold to the underwriters included 83,368 shares pursuant to a 45-day option that was exercised by the underwriters in full on June 20, 2014. The Series A Preferred Shares contain the following provisions: (i) Series A Preferred Shareholders shall receive cumulative dividends at the stated rate of 10% per annum of the $25.00 per share liquidation preference; (ii) the Series A Preferred Shares shall not be redeemable by the Company except on or after June 16, 2017 or after a Change of Control of the Company; (iii) the Series A Preferred Shares shall not have any relative, participating, option or other voting rights or powers: and (iv) the Series A Preferred Shares shall not be convertible into our common stock.

•	On September 30, 2014, we acquired an 85% operated working interest in 640 acres in Weld County, Colorado, referred to herein as our Seven Cross acreage. This acreage is held by production from three existing wells including two wells that produce oil from the Niobrara and Codell formations and one well that produces oil from the J-Sand formation. This acreage is prospective for horizontal drilling targeting oil and natural gas production from the Niobrara and Codell formations. We also acquired a 100% operated working interest in 3,400 acres in Weld County, referred to herein as our Hereford acreage. This acreage is also prospective for horizontal drilling targeting oil and natural gas production from the Niobrara and Codell formations.

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil and natural gas properties. Our business activities are currently focused in Kansas, Colorado, Nebraska, and Texas.

Our total net proved oil and gas reserves as of December 31, 2014 were 4.4 million barrels of oil equivalents (BOE), of which 69% was oil. Of the 4.4 million BOE of total proved reserves, approximately 50% are classified as proved developed producing, approximately 19% are classified as proved developed non-producing, and approximately 31% are classified as proved undeveloped.

The total PV10 (present value) of our proved reserves as of December 31, 2014 was approximately $64 million. "PV10" means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 35, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2014.

Our Colorado Properties

The table below summarizes our current Colorado and Nebraska acreage by project name as of December 31, 2014.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Adena	18,760	18,760	-	-	18,760	18,760
Hereford			3,400	3,400	3,400	3,400
Seven Cross	640	544			640	544
Niobrara - Colorado (3)	20,959	20,959	22,789	22,789	43,748	43,748
Niobrara - Nebraska	-	-	9,440	9,440	9,440	9,440
Total	40,359	40,263	35,629	35,629	75,988	75,892

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2014.

(2)	Net acreage is based on our net working interest as of December 31, 2014.

(3)	Developed acreage includes 8,360 net acres with rights limited to depths below the Niobrara formation.

Adena Field Project

The Adena Field Project is located in the Denver-Julesburg (“D-J”) Basin in Morgan County, Colorado, where we owned a 100% working interest in 18,760 gross acres as of December 31, 2014. Our acreage position covers the majority of Adena Field, which is the third largest oil field ever discovered in Colorado behind Rangely Field and Wattenberg Field. Adena Field has cumulatively produced 75 million barrels of oil and 125 billion cubic feet of natural gas since its discovery in the early 1950s. Our acreage in this project is currently held-by-production (see “Glossary” on page 15 for definition of held-by-production). The majority of the producing wells in Adena Field were temporarily abandoned or shut-in during the mid-1980’s when oil prices collapsed, and a relatively small number of wells have been produced since that time.

Approximately 106 wells on our acreage are currently shut-in or temporarily abandoned. Our current understanding of the field indicates that most of the remaining 85 shut-in oil wells are candidates for reactivation, recompletion or use in a larger scale EOR project. The same is true for the remaining 21 shut-in injection wells.  We have two significant EOR project studies under way at the present time and have begun field sampling and EOR flood modeling for each project. We intend to reactivate vintage secondary recovery injection wells simultaneously with the reactivation and/or recompletion of producer wells. Recompletions and reactivations are expected to cost approximately $200,000 to $250,000 per well and are expected to result in stabilized production rates of approximately 10 barrels of oil per day. We have also identified a number of wells on our acreage that are prospective for natural gas production from the J-Sand and D-Sand formations.

As of December 31, 2014, the Adena Field Project was producing approximately 150 gross barrels of oil per day from 20 J-Sand wells and 10 D-Sand wells at a depth of approximately 5,500 feet. One J sand gas producer was temporarily shut-in because of mechanical issues with a third party compression facility.  Multiple wells were also in various stages of reactivation and recompletion as of December 31, 2014 and has since recommenced production at a rate of approximately 700 mcf of natural gas per day. We intend to pursue our reactivation and recompletion strategy in 2015 once oil prices recover.

Our working interest in our Adena Field Project is subject to a 30% reversionary working interest that will be assigned to an unrelated third party after payout of all acquisition, operating, development, and financing costs including interest (approximately $30 million).

Niobrara – Colorado & Nebraska

Our Niobrara Project is located in the northeastern portion of the D-J Basin, where we owned a 100% working interest in approximately 53,188 gross acres as of December 31, 2014. Our acreage is located in Phillips and Sedgwick Counties, Colorado, and Perkins County, Nebraska.

Approximately 21,000 acres in this project are held by production and leases on approximately 17,500 acres expire after 2015. As of December 31, 2014, we owned a 100% working interest in 24 Niobrara gas wells and we owned approximately a 6% overriding royalty interest in 180 Niobrara gas wells that are operated by Atlas Resources, LLC. All of these wells are located in Amherst Field in Phillips and Sedgwick Counties, Colorado. As of December 31, 2014, we produced approximately 215 net mcf of natural gas per day from the Niobrara formation at a depth of approximately 2,500 feet..

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

DJ Basin Resource Play Exposure

Other operators in the DJ basin have recently permitted, drilled and tested numerous wells on trend with our Niobrara Project acreage and our Adena Field Project acreage. These operators are targeting oil production from conventional reservoirs and unconventional resource plays in Permian and Pennsylvanian aged carbonates and shales. These plays are in the early stages of exploration and development, and widespread economic success has not yet been established. We continue to monitor these exploration efforts closely and we currently own and control all depths that are prospective for these plays under all of our current acreage position.

Our Kansas Properties

The table below summarizes our current Kansas acreage by project name as of December 31, 2014.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Mississippian Project	6,758	5,154	4,301	3,533	11,059	8,687
Cherokee Project	2,495	1,855	7,757	6,889	10,252	8,744
Other	584	146	-	-	584	146
Total	9,837	7,155	12,058	10,422	21,895	17,577

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2014.

(2)	Net acreage is based on our net working interest as of December 31, 2014.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we owned a 90% working interest in 6,729 gross acres,a 70% working interest in 2,330 gross acres and a 50% working interest in 2,000 gross acres as of December 31, 2014. Approximately 73.5% of the gross leased acres in this project are currently held-by-production (see "Glossary" on page 16 for definition of held-by-production).

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

On December 30, 2013, the Company entered into a Participation Agreement with MorMeg, LLC and Haas Petroleum, LLC, to drill and develop the Golden Project in Woodson County, Kansas. Pursuant to the terms of the Participation Agreement, we acquired a 70% working interest in approximately 2,330 gross acres. We drilled two wells in the Golden Project in January 2014.

As of December 31, 2014, our Mississippian Project was producing approximately 205 gross barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet. We drilled and completed 12 new oil wells and 3 new water injection wells in this project during 2014. Water injection from some new injector wellbores commenced in late 2012, and new water injection operations were initiated throughout 2014 as additional injection wells were completed. We have experienced an initial production response on some acreage resulting from water injection, and we anticipate continued production increases during 2015 from water injection operations.

Cherokee Project

Our Cherokee Project is located in Miami and Franklin Counties in Eastern Kansas, where we owned an average working interest of 86% in 10,252 gross acres as of December 31, 2014. As of December 31, 2014, approximately 21% of the gross leased acres in the Cherokee Project were held by production, and we believe that numerous development drilling opportunities exist on acreage that is currently undeveloped. A number of our Cherokee leases will expire during 2016; however, a majority of the expiring leases contain 3 year extension options. We intend to selectively execute certain extension options as leases expire in 2015. As of December 31, 2014, our Cherokee Project was producing over 150 gross barrels of oil per day from the Squirrel formation at a depth of approximately 600 feet. We drilled 21 new oil wells and 16 new water injection wells in this project during 2014.

Our Texas Properties

The table below summarizes our current Texas acreage by project name as of December 31, 2014.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
El Toro Project	458	275	-	-	458	275
Total	458	275	-	-	458	275

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2014.
(2)	Net acreage is based on our net working interest as of December 31, 2014.

El Toro Project

Our El Toro Project is located in Atascosa and Frio Counties in South Texas. As of December 31, 2014, we owned a 60% working interest in 458 gross acres. As of December 31, 2014, this project was producing approximately 30 gross barrels of oil per day from the Olmos formation at a depth of approximately 4,500 feet.

As a result of increasing costs in this area, we did not drill any new wells in this project in 2014 and focused 100% of our capital budget on our Kansas and Colorado properties. However, we believe the El Toro project is prospective for horizontal drilling and we intend to evaluate this potential in the future.

Our Business Strategy

Our principal strategy focuses on the acquisition and development of oil and gas properties that have low production decline rates and offer abundant drilling opportunities with low risk profiles. Our oil and gas operations are in Kansas, Colorado, Nebraska, and Texas. The principal elements of our business strategy are:

•	Develop Our Existing Properties. Creating production, cash flow, and reserve growth by developing our extensive inventory of hundreds of drilling locations that we have identified on our existing properties.

•	Maximize Operational Control. We seek to operate and maintain a substantial working interest in the majority of our properties. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oil and gas field technologies.

•	Pursue Selective Acquisitions and Joint Ventures. We believe our local presence in Kansas, Colorado, Nebraska, and Texas makes us well-positioned to pursue selected acquisitions and joint venture arrangements.

•	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil and gas production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Our future financial results will continue to depend on:

•	our ability to source and evaluate potential projects;

•	our ability to discover commercial quantities of oil and gas;

•	the market price for oil and gas;

•	our ability to implement our exploration and development program, which is dependent on the availability of capital resources; and

•	our ability to cost effectively manage our operations.

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

Drilling Activity

The following table sets forth the results of our drilling activities, including both oil and gas production wells and water injection wells that were drilled and completed during the year ended December 31, 2014 and the year ended December 31, 2013.

Drilling Activity
	Gross Wells			Net Wells (1)
Fiscal Year	Total	Successful	Dry	Total	Successful	Dry

2013 - Development	93	93	-	75.9	75.9	-
2014 – Development	52	51	1	41.0	40.1	0.9

2013 - Recompletion	4	4	-	4	4	-
2014 - Recompletion	19	19	-	19	19	-

(1)	Net wells are based on our net working interest at the end of each respective year.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and gas production (net of all royalties, overriding royalties and production due to others) for the years ended December 31, 2014 and 2013, the average sales prices, average production costs and direct lifting costs per unit of production.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Net Production
Crude oil (Bbl)	157,089	114,112
Natural gas (Mcf)	325,894	39,135

Average Sales Prices
Crude oil (Bbl)	$84.40	$94.86
Natural gas (Mcf)	$3.18	$3.01

Average Production Cost per BOE (1)	$48.78	$49.34
Average Lifting Costs per BOE (2)	$31.99	$33.95

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses (including price differentials) and all associated taxes. Impairment of oil and gas properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization, but do include transportation costs, which are paid to our purchasers as a price differential.

Results of Oil and Gas Producing Activities

The following table shows the results of operations from our oil and gas producing activities from the years ended December 31, 2014 and 2013. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Production revenues	$14,293,368	$10,942,270
Production costs	(6,762,248)	(4,095,850)
Depreciation, depletion and amortization	(3,259,442)	(1,691,008)
Results of operations for producing activities	$4,271,678	$5,155,412

Active Wells

The following table sets forth the number of wells in which we owned a working interest that were actively producing oil and gas or actively injecting water as of December 31, 2014.

	Active
Project	Gross	Net (1)
Crude Oil
El Toro Project	12	7.2
Mississippian Project	231	207.9
Cherokee Project	598	444.7
Adena Field Project	51	51.0
Other	40	35.2
Total Oil	932	746.0

Natural Gas
Niobrara Project	21	21.0
Other	36	3.2
Total Gas	57	24.2

(1)	Net wells are based on our net working interest as of December 31, 2014.

Reserves

Proved Reserves

The estimated total PV10 (present value) of our proved reserves as of December 31, 2014 was $64.3 million, compared to $102.4 million as of December 31, 2013. Our total net proved oil and gas reserves as of December 31, 2014 were 4.4 million BOE (69% oil), compared to 5.8 million BOE (77% oil) as of December 31, 2013. Of the 4.4 million net BOE of total proved reserves at December 31, 2014, approximately 50% are classified as proved developed producing, approximately 19% are classified as proved developed non-producing, and approximately 31% are classified as proved undeveloped. See "Glossary" on page 17 for our definition of PV10.

The estimated PV10 of the 4.4 million BOE is set forth in the following table. The PV10 is calculated using an average net oil price of $87.89 per barrel, an average net natural gas price of $2.85 per mcf and an average natural gas liquids price of $18.73 per barrel, and by applying an annual discount rate of 10% to the forecasted future net cash flow.

Summary of Proved Oil and Gas Reserves

as of December 31, 2014

	Gross	Net	PV10 (2)
Proved Reserves Category	BOE	BOE (1)	(before tax)
Proved, Developed	4,579,675	3,048,261	51,942,200
Proved, Undeveloped	1,754,621	1,351,919	12,376,500
Total Proved	6,334,296	4,400,180	64,318,700

(1)	Net BOE is based upon our net revenue interest
(2)	See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Reserves" page 34 for a reconciliation to the comparable GAAP financial measure.

Oil and Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil and gas reserves with, or include such information in reports to any federal authority or agency, other than the SEC, during the year ended December 31, 2014.

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

Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Further, our debt is secured by liens substantially on all of our assets. These burdens have not materially interfered with the use of our properties in the operation of our business to date, though there can be no assurance that such burdens will not materially impact our operations in the future

Sale of Oil and Gas

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2014, we sold oil to Coffeyville Resources, Plains Marketing LP, and Sunoco, Inc. on a month-to-month basis (i.e., without a long-term contract). We sold our natural gas to United Energy Trading on a month-to-month basis and Western Operating Company under a long-term contract. We also have an ISDA master agreement and a fixed price swap with BP and with Cargill through December 31, 2015. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries. In addition, our Board of Directors has implemented a crude oil and gas hedging strategy that will allow management to hedge the majority of our net production in an effort to mitigate our exposure to changing oil and natural gas prices in the intermediate term.

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

Personnel

We currently have 29 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Facilities

We currently lease our executive offices at 4040 Broadway, Suite 508, San Antonio, Texas 78209, under a lease which expires November 2017.  We also have field offices located at 3881 Rock Creek Rd, Rantoul, Kansas 66069 and 165 South Union Blvd, Suite 410, Lakewood Colorado 80228. We had corporate office space under lease at 27 Corporate Woods, Suite 350, 10975 Grandview Drive, Overland Park, Kansas  66210 that expired September 30, 2013.

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

Risks Related to Recent Developments

Our 2014 oil and gas reserve report shows a material decline in our estimated reserves, which will have adverse implications to our business.

Our 2014 oil and gas reserve report shows a material decline in our estimated reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. For example, estimates of quantities of proved reserves and their PV10 value are affected by changes in crude oil and gas prices, because estimates are based on prevailing prices at the time of their determination. Further, reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.

The reduction in our reserve estimates is likely to change the schedule of future production and development drilling that was contemplated in our 2013 reserve report. Reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered. Furthermore, estimates of quantities of proved reserves and their PV10 value may be affected by changes in crude oil and gas prices because the Company’s estimates are based on prevailing prices at the time of their determination.

Our 2014 oil and gas report has caused a material reduction in our borrowing base under our revolving credit facility, resulting in us being overdrawn on our credit facilities.

Our maximum borrowings under our credit facility are subject to reduction based upon a borrowing base calculation, which is re-determined using updated reserve reports. Because our 2014 reserve report shows a material reduction in reserves as discussed above, our borrowing base will be similarly reduced. Such a reduction could show that we are overdrawn on our credit facilities and therefore not in compliance with the financial covenants imposed by our lenders.

If this occurs our lenders may impose a plan requiring that we reduce the amount of that overdraft. Any such plan may include an adjustment in the interest rate on our secured credit facilities and a requirement for regular amortizing payments. Any such plan would likely require, among other things, that we apply our net cash flow to repayment of the principal of our secured credit facilities, limit our ability to pay our ordinary operating expenses as they become due, limit our new production activities, and may require that we suspend payment of dividends on our series A preferred stock. All of those factors will adversely affect the results of our operations and our stock price.

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control.

Declining economic conditions and worsening geopolitical conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing volatility and disruption for more than 5 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.

In addition, actual and attempted terrorist attacks in the United States, Middle East, Southeast Asia and Europe, and war or armed hostilities in the Middle East, the Persian Gulf, North Africa, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate the volatility and disruption to the financial markets and economy.

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

The oil and natural gas business involves numerous uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can hurt our efforts to replace reserves.

The oil and natural gas business involves a variety of operating risks, including:

•	unexpected operational events and/or conditions;
•	reductions in oil and natural gas prices;
•	limitations in the market for oil and natural gas;
•	adverse weather conditions;
•	facility or equipment malfunctions;

•	title problems;
•	oil and gas quality issues;
•	pipe, casing, cement or pipeline failures;
•	natural disasters;
•	fires, explosions, blowouts, surface cratering, pollution and other risks or accidents;
•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;
•	compliance with environmental and other governmental requirements; and
•	uncontrollable flows of oil or natural gas or well fluids.

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

It is impossible to predict oil and gas price movements with certainty. A drop in oil and gas prices may not only decrease our future revenues on a per unit basis but also may reduce the amount of oil and gas that we can produce economically. A substantial or extended decline in oil and gas prices would materially and adversely affect our future business enough to potentially force us to cease our business operations. In addition, our reserves, financial condition, results of operations, liquidity and ability to finance and execute planned capital expenditures will also suffer in such a price decline.

Approximately 31% of our total proved reserves as of December 31, 2014 consist of undeveloped reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2014 was $64.3 million, versus $102.4 million as of December 31, 2013.  Of the 4.4 million BOE of total proved reserves, approximately 50% are classified as proved developed producing, approximately 19% are classified as proved developed non-producing, and approximately 31% are classified as proved undeveloped.

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

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2014 were prepared by MHA Petroleum Consultants LLC, an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by MHA Petroleum Consultants LLC in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

The prices that we receive for our oil production in Texas, Colorado and Kansas are typically based on a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The prices we receive for our natural gas production in Colorado is based upon local market conditions but generally we receive a discount to Henry Hub. The difference between the benchmark price and the price we receive is called a differential.  We cannot accurately predict oil and gas differentials. In recent years for example, production increases from competing North American producers, in conjunction with limited refining and pipeline capacity have widened this differential. Recent economic conditions, including volatility in the price of oil and gas, have resulted in both increases and decreases in the differential between the benchmark price for oil and gas and the wellhead price we receive.  These fluctuations could have a material adverse effect on our results of operations, financial condition and cash flows by decreasing the proceeds we receive for our oil and gas production in comparison to what we would receive if not for the differential.

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

Developing and exploring for oil and gas involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oil and gas field equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of an oil and gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. Substantially all of our wells drilled through December 31, 2014 have been development wells. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economic. Our initial drilling and development sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into derivative contracts through June 30, 2016 for approximately 175,000 barrels of crude oil.  The settlement of and the mark to market of these contracts could result in both realized and unrealized hedging losses. For the year ended December 31, 2014, we incurred realized and unrealized gains of approximately $5,000,000. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil prices we realize in our operations.

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

During the years ended December 31, 2014 and 2013 there were no impairments resulting from the quarterly ceiling tests.

Risks Associated with our Debt Financing

Significant and prolonged declines in commodity prices may negatively impact our borrowing base and our ability to borrow overall.

Our borrowing base, which is based on our oil and gas reserves and is subject to review and adjustment on a semi-annual basis and other interim adjustments, may be reduced when it is reviewed.  A reduction in our base results in a "loan excess" which is required to be eliminated through payment of a portion of the loan and/or cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the "loan excess".  A reduction in our borrowing base or the ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil and gas prices, would likely require us to further reduce our capital expenditures and our operating activities.

Until we repay the full amount of our outstanding Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On December 31, 2014, we had $23,000,000 of bank loans outstanding. If we defaulted on our obligations with respect to the secured debt, the lenders may enforce their rights as secured parties and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and, therefore, adversely affect our business.

On August 15, 2014, the Company entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflects the following changes: (i) increased the Borrowing Base from $38,000,000 to $40,000,000; (ii) extended the maturity of the facility by three years to October 3, 2018.

As of December 31, 2014, we had total indebtedness of $23,000,000 under the Credit Facility.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility also contains various affirmative covenants with which we are required to comply.  We were in compliance with these covenants as of December 31, 2014. We may be unable to comply with some or all of these covenants in the future. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities; our indebtedness under these agreements would be in default and repayment of debt could be accelerated by our lenders.   If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Common Stock

We do not expect to pay dividends to holders of our common stock because of the terms of our debt facility, and our need to reinvest cash flow from operations in our business.

It is unlikely that we will pay any dividends to the holders of our common stock in the foreseeable future. The terms of our debt facility require that the lender approve any such distributions, and the lender is unlikely to provide that consent so long as we have significant unpaid indebtedness outstanding.

Ownership of our common stock is highly concentrated, and such concentration may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 4,348,381 shares or 58.5% of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2014, and 53.2% of the outstanding shares of common stock, options and derivatives that could have been converted to common stock as of the filing of this Annual Report on Form 10-K. Such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

Two of our Directors, Ryan A. Lowe and Lance Helfert, serve on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management is the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Asset Management's principals also manage Montecito Venture Partners, LLC. West Coast Opportunity Fund and Montecito Venture Partners, LLC together beneficially owned 51% of our common stock and 15% of our Series A preferred stock at December 31, 2014. Currently they own 46.4% of our common stock and 15% of our Series A preferred stock.

In addition, we engage from time to time in transactions with certain of these significant stockholders.

As discussed more fully in Note 5 to the financial statements, on September 27, 2013, West Coast Opportunity Fund, LLC exchanged 123,539,227 Black Raven Energy, Inc. common shares for 41,327,516 common shares of our common stock.

As stated above, West Coast Opportunity Fund and Montecito Venture Partners, affiliates of our directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2014, 51% of our common stock and 7.6% of our Series A preferred stock.

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

As of December 31, 2014, West Coast Opportunity Fund and Montecito Venture Partners were parties to an irrevocable voting and proxy agreement, by which Montecito Venture Partners granted to West Coast Opportunity Fund a proxy to vote Montecito Venture Partners shares with regard to the election of our board of directors. That irrevocable voting and proxy agreement gave West Coast Opportunity Fund the power to elect a majority of the members of our board of directors. These stockholders also may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may affect adversely the market value of EnerJex's common stock and Series A preferred stock due to investors' perception that conflicts of interest may exist or arise. On March 23, 2015, the irrevocable voting and proxy agreement was terminated pursuant to written agreement.

We have derivative securities currently outstanding and we may issue derivative securities in the future. Exercise of the derivatives will cause dilution to existing and new stockholders.

The exercise of our outstanding options and warrants, will cause additional shares of common stock to be issued, resulting in dilution to our existing and future common stockholders

We have the ability to issue additional shares of our common stock and preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our amended and restated articles of incorporation authorize the board of directors to issue up to 250,000,000 shares of common stock and 25,000,000 shares of preferred stock.   The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, or debt instruments that may be convertible into common or preferred stock, may have the effect of diluting one's investment.

Although our common stock and Series A preferred stock are traded on the NYSE MKT, daily trading volumes are small making it difficult for investors to sell their shares.

Our common stock and our Series A preferred stock trade on the NYSE MKT under the symbol "ENRJ," and “ENRJ.P,” respectively but trading volume has been minimal. Therefore, the market for our common stock is limited. The trading price of our stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

The price of our common stock and Series A preferred stock may be volatile and you may not be able to resell your shares at a favorable price.

Regardless of whether an active trading market for our stock develops, the market price of our stock may be volatile and you may not be able to resell your shares at or above the price you paid for such shares. Many factors beyond our control, including but not limited to the following factors could affect our stock price:

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

Our amended and restated articles of incorporation, restated bylaws and Nevada Law contain provisions that could discourage an acquisition or change of control of us.

Our amended and restated articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. The election by our board of directors to issue Series A preferred stock, and any future election to issue more preferred stock, could make it more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. In addition, Nevada's "Combination with Interested Stockholders' Statute" and its "Control Share Acquisition Statute" may have the effect in the future of delaying or making it more difficult to effect a change in control of us.

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

None

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock trades on the NYSE MKT under the symbol "ENRJ." The following table lists the quotations for the high and low sales prices of our common stock for the years ended December 31, 2013 and December 31, 2014. The market price of our common stock has been volatile. For an additional discussion, see "Item 1A: Risk Factors" of this Annual Report on Form 10-K.

	High	Low
Year Ended December 31, 2013
Quarter ended March 31, 2013	$10.35	$6.90
Quarter ended June 30, 2013	$10.35	$7.35
Quarter ended September 30, 2013	$11.25	$7.05
Quarter ended December 31, 2013	$9.45	$7.05
Year Ended December 31, 2014
Quarter ended March 31, 2014	$8.55	$7.05
Quarter ended June 30, 2014	$9.10	$6.75
Quarter ended September 30, 2014	$7.70	$5.91
Quarter ended December 31, 2014	$6.22	$2.00

Holders

As of March 31, 2015, there were 362 holders of record of our common stock, and 16 holders of record of our Series A preferred stock.

Dividends

We have never paid or declared any cash dividends on our common stock. We pay a monthly dividend of $.20833 per share or $2.50 annual dividend per share on the Company’s non-convertible 10.0% Series A Cumulative Redeemable Perpetual Preferred Stock. We currently intend to retain any future earnings in excess of debt repayments and Series A preferred stock dividends to finance the growth and development of our business and we do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, we are contractually prohibited by the terms of our outstanding debt from paying cash dividends on our common stock. Payment of future dividends on common stock, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders and holders of Series A Shares, if applicable at such time, and other factors our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of fiscal year ended December 31, 2014, regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Number of shares
	Number		remaining available for
	of shares to be issued		future issuance under
	upon exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding shares
	warrants and rights	outstanding options,	reflected in column (a)
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by stockholders	231,332	$9.33	484,156

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

Results of Operations

The following table presents selected information regarding our operating results from continuing operations. For the year ended December 31, 2013, only the results of operations for the fourth quarter for Black Raven are included due to the merger with Black Raven Energy, Inc. on September 27, 2013 (see Note 5).

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013	Difference
Oil & gas revenues (1)
Crude oil revenues	$13,257,608	$10,824,575	$2,433,033
Average price per Bbl	84.40	94.86	(10.46)
Natural gas revenues	1,035,759	117,695	918,064
Average price per Mcf	3.18	3.01	0.17
Expenses:
Lease operating expenses (2)	6,762,248	4,095,850	2,666,398
Depreciation, depletion and amortization (3)	3,259,442	1,691,008	1,568,434
Total production expenses	10,021,690	5,786,858	4,234,832
Professional fees (4)	987,229	1,071,740	(84,511)
Salaries	1,479,688	1,432,081	47,607
Depreciation - other fixed assets	289,803	165,652	124,151
Administrative expenses	790,572	798,457	(7,885)
Total expenses	$13,568,982	$9,254,788	$4,314,194

(1) 2014 crude oil revenues increased $2.4 million or 22% to 13.3 million from $10.8 million in fiscal 2013.  The crude oil revenue increase was due primarily to increased sales.  Sales increased by approximately 43,000 bbls or 38% to 157,089 bbls in 2014 compared to sales of 114,112 in 2013. This increase was due primarily to new production from our Colorado assets that resulted from our acquisition of Black Raven Energy, Inc. on September 27, 2013, as more fully described in Note 5.  Revenue increases due to increased sales volumes was partially offset by decreases to our realized prices. Realized prices dropped $10.46 during 2014 from $94.86 per bbl in 2013 to $84.40 per bbl in 2014. 2014 natural gas revenues increased $0.9 million to $1.0 million from $0.1 million in 2013. This increase was due to increased sales of natural gas. Sales of natural gas increased by approximately 290,000 mcf in 2014 from 39,135 mcf in 2013 to 325,894 mcf in 2014. Again, this increase was due new production from our Colorado assets that resulted from our acquisition of Black Raven Energy, Inc. on September 27, 2013 (see note 5 to our financial statements).

(2) 2014 lease operating expenses increased $2.7 million or 65% to $6.8 million from $4.1 million in 2013. However, lease operating expenses per boe decreased $1.96 per boe or 5.8% to $31.99 in 2014 from $33.95 per boe in 2013.  The 65% increase in lease operating expenses in 2014 was due primarily to increased operating expenses associated with the new Colorado production that resulted from our acquisition of Black Raven Energy, Inc. on September 27, 2013 (see note 5 to financial statements).

(3)  2014 depletion expense increased approximately 93% to approximately $3.3 million compared to $1.7 million for 2013. The depletion expense increase is due primarily to increased production levels as note in (2) above.  Depletion expense per boe increased $1.40 or 10% in 2014 compared to 2013.

(4) 2014 professional fees were $1.0 million, compared to $1.1 million during 2013. Professional fees decreased as a result of reduced legal fees partially offset by increased consulting and investor relation fees.

Reserves

	Year Ended	Year Ended
	December 31,	December 31,
Proved Reserves	2014	2013
Total proved PV10 (present value) of reserves	$64,318,700	$102,411,800
Total proved reserves (BOE)	$4,400,180	$5,804,600
Average Price (per bbl)	$85.27	$87.89
Average Price (per mcf)	$3.52	$2.85

Of the 4.4 million BOE of total proved reserves, approximately 50% are classified as proved developed producing, approximately 19% are classified as proved developed non-producing, and approximately 31% are classified as proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2014. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by MHA Petroleum Consultants LLC, our independent petroleum consultants. For additional information regarding our reserves, please see Note 15 to our audited financial statements as of and for the fiscal year ended December 31, 2014.

Summary of Proved Oil and Gas Reserves

as of December 31, 2014

	Gross	Net	PV10 (before
Proved Reserves Category	BOE	BOE	tax) (1)
Proved, Developed	4,579,675	3,048,261	$51,942,267
Proved, Undeveloped	1,754,621	1,351,919	$12,376,515
Total Proved Reserves	6,334,296	4,400,180	$64,318,782

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." We believe PV10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

	As of December 31,	As of December 31,
	2014	2013
PV10 (before tax)	$64,318,782	$102,411,800
Future income taxes, net of 10% discount	$(1,614,931)	$(20,964,145)
Standardized measure of discounted future net cash flows	$62,703,851	$81,447,655

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations and the issuance of equity securities. We believe that our historical means of meeting our capital requirements will provide us with adequate liquidity to fund our operations.

The following table summarizes total current assets, total current liabilities and working capital at year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	Difference
Current Assets	$7,411,168	$5,401,304	$2,009,864
Current Liabilities	$4,139,356	$6,506,178	$(2,366,822)
Working Capital (deficit)	$3,271,812	$(1,104,874)	$4,376,686

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

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflects the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Redeemable Perpetual Preferred Stock.

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

Significant changes in the number of employees

We currently have 29 full-time employees including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

RBSM LLP, an independent registered public accounting firm, is retained to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. filed on August 16, 2006.
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014.*

21.1	Subsidiaries*
23.2	Consent of MHA Petroleum Consultants, LLC*
24.1	Power of Attorney (included with signatures).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr., Chief Executive Officer

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson, Jr.	President, Chief Executive Officer,	March 31, 2015
Robert G. Watson, Jr.	(Principal Executive Officer), Secretary and Director

/s/ Douglas M. Wright	Chief Financial Officer (Principal Financial Officer)	March 31, 2015
Douglas M. Wright

/s/ Ryan A. Lowe	Director and Senior Vice President of Corporate Marketing	March 31, 2015
Ryan A. Lowe

/s/ Lance W. Helfert	Director	March 31, 2015
Lance Helfert

/s/ James G. Miller	Director	March 31, 2015
James G. Miller

/s/ Richard E. Menchaca	Director	March 31, 2015
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

Leawood, Kansas

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EnerJex Resources, Inc.

We have audited the accompanying consolidated balance sheet of EnerJex Resources, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnerJex Resources, Inc. and Subsidiaries as of December 31, 2014, and the results of its consolidated operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

RBSM, LLP

Leawood, Kansas

March 31, 2015

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013

Assets
Current Assets:
Cash	$805,524	$1,079,356
Restricted Cash	-	228,840
Accounts receivable	1,278,509	2,461,746
Derivative receivable	3,736,005	-
Inventory	248,218	238,794
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	324,339	373,994
Total current assets	7,411,168	5,401,303

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,945,607 and $1,785,401	2,404,703	2,406,591
Oil & gas properties using full cost accounting, net of accumulated DD&A of $13,827,347 and $10,567,906	64,263,272	61,349,403
Derivative receivable	985,746	-
Other non-current assets	993,207	834,180
Total non-current assets	68,646,928	64,590,174
Total assets	$76,058,096	$69,991,477

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$3,042,835	$2,424,009
Accrued liabilities	1,096,521	3,070,461
Derivative liability	-	1,011,708
Total current liabilities	4,139,356	6,506,178

Non-Current Liabilities:
Asset retirement obligation	2,906,093	2,687,801
Derivative liability	-	339,642
Long-term debt	23,011,660	31,547,255
Total non-current liabilities	25,917,753	34,574,698
Total liabilities	30,057,109	41,080,876

Commitments and Contingencies

Stockholders' Equity:
10% Series A Cumulative Redeemable Perpetual Preferred Stock, $.001 par value, 25,000,000 shares authorized; 751,815 shares issued and outstanding at December 31, 2014	752	-
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 4,779,460 shares issued and outstanding at December 31, 2013	-	4,780
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding – 7,643,114 at December 31, 2014 and 7,307,158 at December 31, 2013	7,643	7,307
Accumulated other comprehensive income	(552,589)	(552,589)
Paid in capital	63,825,998	49,913,509
Retained (deficit)	(17,280,817)	(20,462,406)
Total stockholders' equity	46,000,987	28,910,601
Total liabilities and stockholders' equity	$76,058,096	$69,991,477

See Notes to Consolidated Financial Statements.

 EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013

Crude oil revenues	$13,257,608	$10,824,575
Natural gas revenues	1,035,759	117,695
Total revenues	14,293,367	10,942,270

Expenses:
Direct operating costs	6,762,248	4,095,850
Depreciation, depletion and amortization	3,549,245	1,856,660
Professional fees	987,229	1,071,740
Salaries	1,479,688	1,432,081
Administrative expense	790,572	798,457
Total expenses	13,568,982	9,254,788
Income from operations	724,385	1,687,482

Other income (expense):
Interest expense	(1,305,194)	(772,471)
Gain (loss) on derivatives	4,993,262	(740,456)
Other income	161,171	1,115,898
Total other income (expense)	3,849,239	(397,029)
Income before provision for income taxes	4,573,624	1,290,453
Provision for income taxes	-	-

Net income	$4,573,624	$1,290,453

Net income	$4,573,624	$1,290,453
Preferred dividends	(1,392,035)	(1,039,516)
Net income (loss) attributable to common stockholders	$3,181,589	$250,937
Net income (loss) per common share basic and diluted	0.42	0.04
Weighted Average Shares	$7,492,007	$5,596,062

See Notes to Consolidated Financial Statements.

 EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

	10% Series A Preferred Stock			Preferred Stock		Common Stock		Accumulated Other Comprehensive			Total Stockholders'
	Shares	Amount		Shares	Amount	Shares	Amount	Income	Paid In Capital	Retained Deficit	Equity
Balance, January 1, 2013		$		4,779,460	$4,780	4,545,990	$4,546	$(552,589)	$42,870,137	$(20,713,343)	$21,613,531
Stock issued for services						6,000	6		44,994		45,000
Issuance of stock options									72,434		72,434
Warrants issued for services									40,790		40,790
Stock issued for shares of Black Raven Energy, Inc.						2,755,168	2,755		6,885,154		6,887,909
Dividends paid on preferred stock										(1,039,516)	(1,039,516)
Net income for the year										1,290,453	1,290,453
Balance, December 31, 2013				4,779,460	4,780	7,307,158	7,307	(552,589)	49,913,509	(20,462,406)	28,910,601
Stock Issued for Services						17,332	17		234,637		234,654
Issuance of Stock Options									326,579		326,579
Issuance of 10% series A Cumulative Redeemable Perpetual Preferred Stock and retirement of legacy preferred stock	751,815		752	(4,779,460)	(4,780)	318,624	319		13,351,273		13,347,564
Dividends Paid on Preferred Stock										(1,392,035)	(1,392,035)
Net Income for the Year										4,573,624	4,573,624
Balance, December 31, 2014	751,815		$752	0	$0	7,643,114	$7,643	$(552,589)	$63,825,998	$(17,280,817)	$46,000,987

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net Income	$4,573,624	$1,290,453
Depreciation, depletion and amortization	3,549,245	1,856,660
Stock, options and warrants issued for services	638,171	255,977
Accretion of asset retirement obligation	255,836	139,779
Settlement of asset retirement obligations	(102,930)	(36,758)
(Gain) on derivatives	(6,073,101)	(448,945)
Loss on sale of fixed assets	9,738	5,833
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable	1,183,237	(361,314)
Inventory	(9,424)	34,336
Deposits and prepaid expenses	(27,282)	235,471
Accounts payable	618,826	(545,112)
Accrued liabilities	(1,973,941)	686,441
Cash flows from operating activities	2,641,999	3,112,821

Cash flows from investing activities
Purchase of fixed assets	(298,903)	(184,794)
Additions to oil and gas properties	(7,095,865)	(7,672,492)
Sale of oil and gas properties	987,939	454,975
Settlements of asset retirement obligations	-	(18,910)
Proceeds from sale of fixed assets	1,250	12,755
Net cash acquired from Black Raven	-	656,693
Cash flows from investing activities	(6,405,579)	(6,751,773)

Cash flows from financing activities
Proceeds from sale of preferred stock	13,347,564	-
Repayments of long-term debt	(14,035,595)	(9,096)
Borrowings on long-term debt	5,500,000	6,000,000
Dividends paid on preferred stock	(1,392,035)	(757,992)
Repayments of notes payable	-	(825,000)
Deferred financing costs	(159,026)	(228,258)
Cash flows from financing activities	3,260,908	4,179,654
Increase (decrease) in cash and cash equivalents	(502,672)	540,702
Cash and cash equivalents, beginning	1,308,196	767,494
Cash and cash equivalents, end	$805,524	$1,308,196

Supplemental disclosures:
Interest paid	$741,757	$375,932
Income taxes paid	$-	$-
Non-cash transactions:
Share-based payments issued for services	$638,171	$216,810
Preferred dividends payable	$-	$456,289

 See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our operations are considered to fall within a single industry segment, which are the acquisition, development, exploitation and production of crude oil and natural gas properties in the United States.  Our consolidated financial statements include our wholly owned subsidiaries.

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

We have no liability for unrecognized tax benefits recorded as of December 31, 2014 and 2013. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the statement of operations or statement of financial position as of December 31, 2014. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2014 are the years ended December 31, 2011, 2012, 2013 and 2014. Tax years ending prior to 2011 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

Fair Value Measurements

Accounting guidance establishes a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and creates a fair value hierarchy that prioritizes the information used to develop those assumptions.  Additional disclosures are required, including disclosures of fair value measurements by level within the fair value hierarchy.  We incorporate a credit risk assumption into the measurement of certain assets and liabilities.

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

Fixed Assets

Property and equipment are recorded at cost. At December 31, 2014, Fixed Assets consisted of vehicles $967,483, furniture and equipment of $608,061, building and leasehold improvements of $23,069 and gathering and compression systems of $2,751,697, as well as accumulated depreciation of vehicles of $697,042, accumulated depreciation of furniture and fixtures of $494,333, accumulated depreciation of building and leasehold improvements of $9,386 and accumulated depreciation of gathering and compression systems of $744,846. At December 31, 2013, Fixed Assets consisted of vehicles of $900,952, furniture and equipment of $672,105, building and leasehold improvements of $19,095 and gathering and compression systems of $2,599,841 as well as accumulated depreciation of vehicles $693,093, accumulated depreciation of furniture and fixtures of $118,642, accumulated depreciation of building and leasehold improvements of $4,985 and accumulated depreciation of gathering and compression systems of $968,682.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the years ended December 31, 2014 and 2013 there were no impairments resulting from the quarterly ceiling tests.

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

Major Purchasers

For the years ended December 31, 2014, and 2013 we sold our produced crude oil to Coffeyville Resources, Plains Marketing, L.P., and Sunoco, Inc. on a month-to-month basis and we sold our produced natural gas to United Energy Trading and Western Operating Company.

Marketable Securities Available for Sale

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in accumulated other comprehensive income and reported in stockholders’ equity. The difference between cost and market totals $552,589 for the years ended December 31, 2014 and 2013.

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

For the year ended December 31, 2014, diluted net income per share did not include the effect of 231,332 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be anti-dilutive.

For the year ended December 31, 2013, diluted net income per share did not include the effect of 172,833 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 2 - Equity Transactions

Stock transactions in fiscal year ended December 31, 2014

In 2014, 7,707 shares were issued to employees of the Company as compensation. The value of those shares was $59,298. Also in 2014, 9,625 shares were issued and 17,500 shares are owed (but not issued) for professional services rendered on behalf of the Company. The value of those share was $175,356.

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

On June 16, 2014, we adopted the Amended and Restated Certificate of Designation modifying the terms of our then-existing Series A preferred stock. Concurrently with filing of that Amended and Restated Certificate of Designation, the holders of our existing Series A preferred stock exchanged each outstanding share of such existing Series A preferred stock for (i) a number of shares of our common stock into which such Series A preferred stock was then convertible immediately prior to the exchange (318,630 shares in the aggregate), and (ii) 112,658 shares of Series A preferred stock which was equal to the quotient determined by dividing (x) that portion of the holder's original Series A preferred stock purchase price that had not yet been paid in dividends, by (y) $23.75.

On June 20, 2014, we closed an underwritten initial public offering of 639,157 shares of our Series A preferred stock at a purchase price of $23.75 per share for gross proceeds of $15,179,938. Costs associated with the offering were $1,832,374 for net proceeds of $13,347,564.

Effective September 30, 2014 the Board of Directors approved the retirement of 383,333 shares in held in the Treasury. Accordingly $2,551,000 was reclassified to Paid-in capital.

Stock transactions in fiscal year ended December 31, 2013

We issued 6,000 shares at $7.50 per share to employees as compensation.

On September 30, 2013 the Company issued 2,755,168 shares to Black Raven Energy, Inc. shareholders in exchange for their shares of Black Raven Energy, Inc. common shares. (See Note 5).

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

Stock Incentive Plan

The Board of Directors approved the EnerJex Resources, Inc. Stock Option Plan on August 1, 2002 (the "2002-2003 Stock Option Plan"). Originally, the total number of options that could be granted under the 2002-2003 Stock Option Plan was not to exceed 26,666 shares. In September 2007 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to increase the number of shares issuable to 66,666.  On October 14, 2008 our stockholders approved a proposal to amend and restate the 2002-2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan to 83,333, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan.

On December 31, 2010 we granted 60,000 options that vest ratably over a 48 month period and are exercisable at $6.00 per share to an Officer of the company. The term of the options is 5 years. The fair value of the options as calculated using the Black-Scholes model was $307,751.  The amount recognized as expense in each of the years ended December 31, 2014 and 2013 was $76,938.

2013 Stock Incentive Plan

The Board and stockholders approved the adoption of the 2013 Stock Incentive Plan (“Plan”). The Plan reserves 333,300 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. The Plan increases reserved shares annually based on plan provisions.

In 2013, we granted 119,133 options to employees.  Thirty-three percent of these options vest one year after the date of the grant.   The remaining options vest ratably each month over a two year period.   The fair value of the option on the date of the grant calculated using the Black-Scholes model was $675,344 using the following weighted average assumptions: exercise price of $10.50 per share; common stock price of ranging from $7.95 to $8.40 per share; volatility ranging from 67% to 72%; term of three years; dividend yield of 0%; interest rate of .47%.

In 2014, we granted 2,367 options to employees. Thirty-three percent of these options vest one year after the date of the grant.   The remaining options vest ratably each month over a two year period.   The fair value of the option on the date of the grant calculated using the Black-Scholes model was $12,178 using the following weighted average assumptions: exercise price of $10.50 per share; common stock price of $7.95 per share; volatility of 72%; term of three years; dividend yield of 0%; interest rate of .47%.

We expensed $326,579 and $72,434 for the years ended December 31, 2014 and December 31, 2013 respectively for options granted. We also expensed $76,938 in each of the years ended December 31, 2014 and December 31, 2013 for options recorded as prepaid assets.

Warrant Transactions

On May 31, 2012, we granted 16,667 Warrants to a consultant for services to be performed over the next two years. Each warrant was exercisable until May 31, 2014. The fair value at the date of grant was calculated using the Black-Scholes model and totaled approximately $86,000. On January 3, 2013, we granted 20,000 Warrants to a consultant for services to be performed over the next year.  The fair value at the date of grant was calculated using the Black-Scholes model and totaled approximately $41,000. In the fourth quarter of 2013 all 36,667 warrants were cancelled unexercised.

A summary of stock options and warrants is as follows:

		Weighted Ave.		Weighted Ave.
	Options	Exercise Price	Warrants	Exercise Price

Outstanding January 1, 2013	112,333	$8.10	16,667	$10.50
Granted	119,133	10.50	20,000	10.50
Cancelled	(333)	(10.50)	(36,667)	(10.50)
Exercised	-	-	-	-
Outstanding December 31, 2013	231,133	$9.36	-	$-
Granted	2,367	10.50	-	-
Cancelled	(2,168)	(10.50)	-	-
Exercised	-	-	-	-
Outstanding December 31, 2014	231,332	$9.33	-	$-

The number of options that were vested at December 31, 2014 was 150,843. The number of options that were not vested at December 31, 2014 was 80,489.

Note 3 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2013	$1,336,151
Liabilities acquired	1,251,511
Liabilities incurred during the period	56,825
Liabilities settled during the year	(96,465)
Accretion	139,779
Asset retirement obligations, December 31, 2013	$2,687,801
Liabilities incurred during the period	65,385
Liabilities settled during the year	(102,929)
Accretion	255,836
Asset retirement obligations, December 31, 2014	$2,906,093

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

On November 2, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement with Texas Capital Bank. The Third Amendment (i) increased the borrowing base to $12,150,000 and (ii) clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the fiscal quarter ended December 31, 2011.

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

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflects the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Redeemable Perpetual Preferred Stock.

On August 15, 2014 we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflects the following changes: (i) the borrowing base was increased from $38 million to $40 million, and (ii) the maturity of the facility was extended by three years to October 3, 2018.

Our Current borrowing base is $40 million, of which we had borrowed $23.0 million as of December 31, 2014. We intend to conduct an additional borrowing base review in the third quarter of 2015. For the year ended December 31, 2014 the interest rate was 3.3%. This facility expires on October 3, 2018.

We financed the purchase of vehicles through a bank.  The notes are for four years and the vehicles collateralize these notes. The long term balance on the notes at December 31, 2014 was $11,660.

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

The following selected pro forma condensed financial information of EnerJex and Black Raven combines the consolidated financial information of EnerJex for the twelve month period ended December 31, 2013 with the financial information of Black Raven for the twelve months ended December 31, 2013.

EnerJex and Black Raven present the unaudited pro forma condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the combined company’s financial position or results of operations actually would have been had EnerJex and Black Raven completed the merger on January 1, 2013. In addition the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma condensed consolidated financial information does not give effect to any potential cost savings or other operating efficiencies that could result from the merger.  The unaudited pro forma condensed consolidated financial information is not adjusted for any merger related transaction costs or other non-recurring expenses.

The unaudited pro forma condensed consolidated financial information includes estimates of Black Raven had it accounted for its investments in oil and gas assets using the full cost method of accounting and not the successful efforts method of accounting.  The unaudited pro forma consolidated financial information was prepared using the full cost method of accounting for oil and gas activities.

Pro Forma Consolidated Combined Statements of Operations (Unaudited)
For the Year Ended December 31, 2013

Revenues	$14,362,000
Income from operations	$2,106,000
Net income (loss)	$(141,700)
Net income (loss) per common share	$-

Note 6 - Related party transactions

In the normal course of business we utilize the services of stockholders who perform work for us at normal business rates.

Note 7 - Commitments and Contingencies

Rent expense for the years ended December 31, 2014 and 2013 was approximately $159,000 and $185,000 respectively. Future non-cancellable minimum lease payments are approximately $150,000 for 2015, $147,000 for 2016, $145,000 for 2017, $91,000 for 2018 and $77,000 for 2019. We received rental income from sub rentals of $37,000 in 2013.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2014, we have no reserve for environmental remediation and are not aware of any environmental claims.

As of December 31, 2014, the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. This letter of credit is required by the Commission by all companies operating in the state in accordance with limits prescribed by the Texas Railroad Commission.

Note 8 - Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended December 31, 2014 and December 31, 2013.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31,
	2014	2013
Statutory tax rate	35.0%	34.0%
State tax rate, net of federal tax	1.37%	1.37%
Other permanent items	0.05%	0.59%
Change in valuation allowance	(36.42)%	(35.96)%
Effective tax rate	0.0%	0.0%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013
Non-current deferred tax asset:
Oil and gas costs and long-lived assets	$(1,038,092)	$(739,919)
Derivative instruments	(1,717,301)	921,771
Net operating loss carry-forward	25,915,146	9,138,048
Valuation allowance	(23,159,753)	(9,319,900)
Net deferred tax asset (liability)	$-	$-

At December 31, 2014, we have a net operating loss carry forward of approximately $76 million expiring in 2021-2035 that is subject to certain limitations on an annual basis. A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

The Company incurred a change of control as defined by the Internal Revenue Code. Accordingly, the rules will limit the utilization of the Company’s net operating losses. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that approximately $40.9 million of net operating losses may be subject to an annual limitation. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our debt approximate fair value at December 31, 2014.

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

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$4,721,751	$-
Marketable securities	$-	$-	$1,018,573

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

The following derivative contracts were in place at December 31, 2014:

	Term	Monthly Volumes (1)		Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000	Bbls	$85.00	$985,747
Crude oil swap	1/15-12/15	5,800	Bbls	$88.55	2,212,584
Crude oil swap	9/13-12/14	3,000	Bbls	$95.15	107,580
Crude oil swap	7/11-12/15	2,942	Bbls	$83.70	1,024,763
Crude oil swap	1/14-12/14	1,900	Bbls	$96.00	69,749
Crude oil swap	7/12-12/15	1,092	Bbls	$76.74	278,139
Crude oil swap	1/14-12/14	1,395	Bbls	$90.25	43,189
					$4,721,751

(1)      Monthly volumes are the weighted average throughout the period.

The total fair value of derivative contracts is shown in both current and non-current assets and liabilities on the balance sheet.  We recorded gains on the derivative contracts for the year ended December 31, 2014 of $4,993,262 and losses for the year ended December 31, 2013 of $740,456.

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

Note 12 - Subsequent Events

On March 13, 2015 the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the "Preferred Stock") convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

The Preferred Stock has a liquidation preference of $1,000 per share, and will be convertible at the option of the shareholder at a conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock, subject to customary adjustments and anti-dilution price protection. Dividends are payable on the shares of Preferred Stock only if and to the extent that dividends are payable on the common stock into which the Preferred Stock is convertible. The Preferred Stock has no maturity date and can be redeemed by the Company beginning twelve months after the closing of the offering or upon a change of control. Each warrant will be exercisable for one share of common stock, for a period of five years beginning six months after March 13, 2015, at a cash exercise price of $2.75 per share, and may be exercised on a cashless basis after that six-month period if no effective registration statement covers the warrant shares by that time.

On January 15, 2015, 52,000 options were issued to employees.

Note 13 - Supplemental Oil and gas Reserve Information (Unaudited)

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

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Production revenues	$14,293,368	$10,942,270
Production costs	(6,762,248)	(4,095,850)
Depletion and depreciation	(3,259,442)	(1,691,008)
Income tax	(1,495,087)	(1,752,840)
Results of operations for producing activities	$2,776,591	$3,402,572

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties.

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Properties subject to amortization	$78,090,619	$71,917,308
Accumulated depletion	(13,827,347)	(10,567,905)
Net capitalized costs	$64,263,272	$61,349,403

Cost incurred in property acquisition, exploration and development activities

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Acquisition of properties	$1,017,698	$124,028
Exploration costs	-	-
Development costs	6,078,167	7,484,419
Net capitalized costs	$7,095,865	$7,608,447

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

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Proved reserves (BOE):
Beginning	5,804,600	2,927,000
Revisions of previous estimates	(1,198,754)	141,600
Purchase of minerals in place	2,234	2,685,517
Extension and discoveries	2,226	175,917
Sale of minerals in place	-	(4,800)
Production	(210,126)	(120,634)
Ending	4,400,180	5,804,600

Proved developed reserves at December 31, 2014 consisted of 77% oil and 23% natural gas and totaled 3,048.3 MBOEs. Proved developed reserves for December 31, 2013 consisted of 83% oil and 17% natural gas and totaled 3,824.9 MBOEs. Proved undeveloped reserves for December 31, 2014 were 1,351.9 MBOEs. Proved undeveloped reserves at December 31, 2013 were 1,979.9 MBOEs.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Future production revenue	$282,557,900	$413,965,250
Future production costs	(101,119,500)	(122,957,721)
Future development costs	(13,736,500)	(20,017,885)
Future cash flows before income tax	167,701,900	270,989,644
Future income taxes	(4,211,005)	(56,111,563)
Future net cash flows	163,490,895	214,878,081
10% annual discount for estimating of future cash flows	(100,787,044)	(133,430,425)
Standardized measure of discounted net cash flows	$62,703,851	$81,447,656

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

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Balance beginning of year	$81,447,656	$48,872,561
Sales, net of production costs	(7,531,119)	(6,846,420)
Net change in pricing and production costs	(19,087,068)	(11,143,669)
Net change in future estimated development costs	6,281,385	(2,281,285)
Purchase of minerals in place	190,502	32,687,100
Extensions and discoveries	35,203	3,342,922
Sale of minerals in place	-	(37,375)
Revisions	(25,498,141)	1,357,734
Accretion of discount	27,098,964	16,563,800
Change in income tax	(233,531)	(1,067,712)
Balance end of year	$62,703,851	$81,447,656

