Form 10-Q
period 2015-03-31
EnerJex Resources, Inc.
filed 2015-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐      No   ☑

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2015 was 8,406,661 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash	$2,933,562	$805,524
Accounts receivable	959,653	1,278,509
Inventory	222,929	248,218
Derivative receivable	3,952,092	3,736,005
Marketable securities	1,018,573	1,018,573
Deposits and prepaid expenses	722,187	324,339
Total current assets	9,808,996	7,411,168

Non-current assets:
Fixed assets, net of accumulated depreciation of $2,005,467 and $1,945,607	2,335,805	2,404,703
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $14,501,249 and $13,827,347	47,300,714	64,263,272
Derivative receivable	615,102	985,746
Other non-current assets	941,650	993,207
Total non-current assets	51,193,271	68,646,928
Total assets	$61,002,267	$76,058,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,027,686	$3,042,835
Accrued liabilities	1,494,740	1,096,521
Total current liabilities	3,522,426	4,139,356

Asset retirement obligation	2,974,833	2,906,093
Long-term debt	23,504,928	23,011,660
Total non-current liabilities	26,479,761	25,917,753
Total liabilities	30,002,187	30,057,109
Commitments & Contingencies
Stockholders' Equity:
10% Series A Cumulative Redeemable Perpetual Preferred Stock, $.001 par value, 25,000,000 shares authorized; 751,815 shares issued and outstanding at March 31, 2015 and December 31, 2014	752	752
Series B Convertible Preferred Stock, $.001 par value, 1,764 share authorized, issued and outstanding at March 31, 2015	2	-
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,406,661 at March 31, 2015 and 7,643,114 at December 31, 2014	8,407	7,643
Paid-in capital	66,648,974	63,825,998
Accumulated other comprehensive income	(552,589)	(552,589)
Retained (deficit)	(35,105,466)	(17,280,817)
Total stockholders' equity	31,000,080	46,000,987

Total liabilities and stockholders' equity	$61,002,267	$76,058,096

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues:
Oil revenues	$1,380,646	$3,612,579
Natural gas revenues	117,195	242,398
Total revenues	1,497,841	3,854,977

Expenses:
Direct operating costs	1,267,301	1,531,907
Depreciation, depletion and amortization	745,608	763,758
Impairment of oil and gas properties	16,401,376	-
Professional fees	253,729	224,902
Salaries	521,287	310,348
Administrative expense	230,740	141,029
Total expenses	19,420,041	2,971,944
Income (loss) from operations	(17,922,200)	883,033

Other income (expense):
Interest expense	(309,496)	(378,928)
Derivative losses	(217,522)	(404,353)
Other income	1,094,657	3,882
Total other income (expense)	567,639	(779,399)
Net income (loss)	$(17,354,561)	$103,634

Net income (loss)	(17,354,561)	103,634
Preferred dividends	(407,088)	(399,447)
Net income (loss) attributable to common stockholders	$(17,761,649)	$(295,813)
Net income (loss) per share basic and diluted	$(2.28)	$(0.04)

Weighted average shares	7,795,823	7,293,877

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(17,354,561)	$103,634
Depreciation, depletion and amortization	745,608	763,758
Impairment of oil and gas properties	16,401,376	-
Shares based payments issued for services	109,527	258,498
Accretion of asset retirement obligation	70,984	63,695
Loss on derivatives	154,557	69,289
Settlement of asset retirement obligation	(2,244)	(4,996)
Changes in assets and liabilities:
Accounts receivable	318,856	(99,299)
Inventory	25,289	3,551
Deposits and prepaid expenses	(397,848)	(356,275)
Accounts payable	(1,015,149)	81,308
Accrued liabilities	398,219	(949,011)
Cash flows from operating activities	(545,386)	(65,848)

Cash flows from investing activities

Purchase of fixed assets	(2,809)	(80,143)
Additions to oil and gas properties	(112,719)	(1,234,890)
Sales of oil and gas properties	-	987,521
Proceeds from sale of fixed assets	-	-
Cash flows from investing activities	(115,528)	(327,512)

Cash flows from financing activities
Proceeds from sale of common and preferred stock	2,714,215	-
Proceeds from borrowings	500,000	500,000
Dividends paid on preferred stock	(470,088)	-
Repayment of long-term debt	(6,732)	(9,096)
Deferred financing costs	51,557	30,902
Cash flows from financing activities	2,788,952	521,806

Net increase in cash	2,128,038	128,446
Cash – beginning	805,524	1,308,196
Cash – ending	$2,933,562	$1,436,642

Supplemental disclosures:
Interest paid	$197,046	$74,499
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$109,527	$258,498

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2014.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc. (“Black Raven”) for the quarter ended March 31, 2015 and for the year ended December 31, 2014. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2014	231,332	$9.33	-	$-
Granted	67,332	9.85	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2015	298,664	$9.45	-	$-

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

Our derivative instruments consist of fixed price commodity swaps.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$4,194,738	$-
Marketable Securities	$-	$-	$1,018,573

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2014	$2,906,093
Liabilities incurred during the period	-
Accretion	70,984
Liabilities settled during the quarter	(2,244)
Asset retirement obligations, March 31, 2015	$2,974,833

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

The following derivative contracts were in place at March 31, 2015:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	1,256,288
Crude oil swap	1/15-12/15	5,800 Bbls	$88.55	1,879,490
Crude oil swap	7/11-12/15	3,000 Bbls	$83.70	841,200
Crude oil swap	7/12-12/15	1,000 Bbls	$76.74	217,760
				$4,194,738

Monthly volume is the weighted average throughout the period.

The total fair value is shown as a derivative instrument in both current and non-current assets on the balance sheet.

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) expanded principal commitment amount of the Bank to $100,000,000, (ii) increased the Borrowing Base to $38,000,000, (iii) added Black Raven Energy, Inc. to the Credit Agreement as a borrower party, (iv) added certain collateral and security interests in favor of the Bank, and (v) reduced the Company’s current interest rate to 3.30%.

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflects the following changes: (i) added Iberia Bank as a participant into our credit facility, and (ii) a technical correction to our covenant calculations.

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

Our borrowing base at March 31, 2015 and December 31, 2014 was $40 million, of which we had borrowed $23.5 million and $23 million respectively. For the three month period ended March 31, 2015 and for the year ended December 31, 2014 the interest rate was 3.3%. This facility expires on October 3, 2018.

Other Long Term Debt

We financed the purchase of vehicles through a bank.  The notes are for four years and the vehicles collateralize these notes. The long term balance on the notes at March 31, 2015 was $4,928.

Note 7 – Commitments & Contingencies

As of March 31, 2015, the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the three months ended March 31, 2015 and 2014 was approximately $43,000 and $51,000 respectively. Future non-cancellable minimum lease payments are approximately $120,000 for the remainder of 2015, $147,000 for 2016, $145,000 for 2017, $91,000 for 2018 and $77,000 for 2019.

Note 8 - Equity Transactions

On January 15, 2015, 67,332 options were issued to employees and directors.

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

Note 9 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of March 31, 2015, which were based on a West Texas Intermediate oil price of $78.82 per Bbl and a Henry Hub natural gas price of $3.74 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of March 31, 2015, and as a result, a pre-tax write-down of $16.4 million was recorded at March 31, 2015. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

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

On April 15, 2015, The Company announced that Oakridge Energy, Inc. (“Oakridge”) completed the sale of its La Plata County, Colorado real estate at a sales price that is expected to generate for EnerJex a cash distribution of approximately $1.75 million. Oakridge announced plans to distribute the after-tax net proceeds from the sale, within the next 60 to 90 days, to its shareholders of record as of April 9, 2015. As of the record date for that distribution, EnerJex owned approximately 15.9% of Oakridge's issued and outstanding shares.

On April 28, 2015, the Company entered into six deferred premium put contracts with BP Energy Company for the six month period ending December 31, 2016. Each contract entitles the Company to sell 5,000 barrels of crude oil at $60.00. A premium of $5.72 per barrel will be paid by the Company at the expiration or settlement of the contract.

On April 29, 2015, the Borrowers entered into a Ninth Amendment to Amended and Restated Credit Agreement (the "Ninth Amendment") with the Banks. In the Ninth Amendment, the Banks (i) reduced the borrowing base from $40 million to $22.6 million, (ii) imposed affirmative obligations on the Borrowers to use a portion of proceeds received with regard to future sales of securities, or distributions received with regard to securities held, to repay the loan, (iii) consented to non-compliance by Borrowers with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

On May 1, 2015, the Borrowers and the Banks entered into a Letter Agreement (the “Letter Agreement”) to clarify that up to $1,000,000 in proceeds from any potential future securities offering will be unencumbered by the Banks’ Liens as described in the Credit Agreement through November 1, 2015, and that, until November 1, 2015, such proceeds shall not be subject to certain provisions in the Credit Agreement prohibiting the Company from declaring and paying dividends that may be due and payable to holders of securities issued in such potential offerings or issued prior to the Letter Agreement.

On May 13, 2015 the Company sold 183,433 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock at $12.50 per share for gross proceeds of approximately $2.3 million. The Company intends to use the net proceeds of this offering for general corporate purposes, including capital expenditures, working capital, preferred stock dividends, and repayment of outstanding borrowings under its senior credit facility.

The offering was made pursuant to a registration statement on Form S-3 (File No. 333-199030) previously filed and declared effective by the U.S. Securities and Exchange Commission (SEC).

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

   You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2014:

•	On March 13, 2015 the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the "Preferred Stock") convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

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

•

On April 28, 2015, the Company entered into six deferred premium put contracts with BP Energy Company for the six month period ending December 31, 2016. Each contract entitles the Company to sell 5,000 barrels of crude oil at $60.00. A premium of $5.72 per barrel will be paid by the Company at the expiration or settlement of the contract.

•	On April 29, 2015, the Borrowers entered into a Ninth Amendment to Amended and Restated Credit Agreement (the "Ninth Amendment") with the Banks. In the Ninth Amendment, the Banks (i) reduced the borrowing base from $40 million to $22.6 million , (ii) imposed affirmative obligations on the Borrowers to use a portion of proceeds received with regard to future sales of securities, or distributions received with regard to securities held, to repay the loan, (iii) consented to non-compliance by Borrowers with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

•	On May 13, 2015 the Company sold 183,433 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock at $12.50 per share for gross proceeds of approximately $2.3 million. The Company intends to use the net proceeds of this offering for general corporate purposes, including capital expenditures, working capital, preferred stock dividends, and repayment of outstanding borrowings under its senior credit facility.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ending March 31, 2015 and March 31, 2014.

	For the Three Months Ended
	March 31,
	2015	2014

Net Production
Oil (Bbl)	33,095	39,665
Natural gas (Mcf)	64,301	57,141

Average Sales Prices
Oil (per Bbl)	$41.72	$91.08
Natural gas (Mcf)	$1.82	$4.24

Average Production Cost (1)
Per Barrel of Oil Equivalent (“Boe”)	$45.94	$46.67

Average Lifting Costs (2)
Per Boe	$28.93	$31.14

(1) Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.

(2) Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2015 and 2014 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2015	2014
Oil revenues	$1,380,646	$3,612,579	$(2,231,933)
Natural gas revenues	117,195	242,398	(125,203)

Oil Revenues

Oil revenues for the three months ended March 31, 2015 were $1,380,646 compared to oil revenues of $3,612,579 for the three months ended March 31, 2014. Oil revenues decreased due to a $49.36 decrease in realized prices or approximately 54% to $41.72 for the quarter ended March 31, 2015 versus $91.08 for the quarter ended March 31, 2014. In addition to the decrease in realized prices, production decreased by approximately 6,600 bbls for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

Natural Gas Revenues

Natural gas revenues for the three months ended March 31, 2015 were $117,195 compared to natural gas revenues of $242,398 for the three months ended March 31, 2014. Natural gas revenues decreased due to a significant decrease in realized prices of 57% or $2.42 to $1.82 for the quarter ended March 31, 2015 compared to $4.24 for the quarter ended March 31, 2014. The decrease in realized prices was slightly offset by an increase in production.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2015	2014
Production expenses:
Direct operating costs	$1,267,301	$1,531,907	$(264,606)
Depreciation, depletion and amortization	745,608	763,758	(18,150)
Impairment of oil and gas properties	16,401,376	-	16,401,376
Total production expenses	18,414,285	2,295,665	16,118,620

General expenses:
Professional fees	253,729	224,902	28,827
Salaries	521,287	310,348	210,939
Administrative expense	230,740	141,029	89,711
Total general expenses	1,005,756	676,279	329,477
Total production and general expenses	19,420,041	2,971,944	16,448,097

Income (loss) from operations	(17,922,200)	883,033	(18,805,233)

Other income (expense)
Interest expense	(309,496)	(378,928)	69,432
Derivative losses	(217,522)	(404,353)	186,831
Other income	1,094,657	3,882	1,090,775
Total other income (expense)	567,639	(779,399)	1,347,038

Net income (loss)	$(17,354,561)	$103,634	$(17,458,195)

Direct Operating Costs

Direct operating costs primarily include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2015 decreased 17% to $1,267,301 from $1,531,907 for the three months ended March 31, 2014. Direct operating costs per Boe decreased 7.1% to $28.93 from $31.14. The $264,606 decrease in direct operating costs is due primarily to reduced lease operating expenses resulting from cost reductions that were implemented in response to the decline in commodity prices.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2015 was $745,608 compared to $763,758 for the three months ended March 31, 2014. The decrease in depletion expense is due primarily to a decrease in oil production which was slightly offset by an increase in natural gas production during the first quarter of 2015 compared to the first quarter of 2014. Depletion expense per Boe decreased $1.48 or 9.5% in the first quarter of 2015 compared to the first quarter of 2014.

Impairment of oil and gas properties

Impairment of oil and gas properties was $16,401,376 for the quarter ended March 31, 2015. The impairment was due the dramatic decrease in commodity pricing as noted above.

Professional Fees

Professional fees for the three months ended March 31, 2015 were $253,729 compared to $224,902 for the three months ended March 31, 2014. The increase in professional fees is due primarily to increased fees paid to our external reserve engineer, attorneys and financial advisors.

Salaries

Salaries for the three months ended March 31, 2015 were $521,287 compared to $310,348 for the three months ended March 31, 2014.  Salaries increased $210,939 due primarily to new hires of technical personnel during the 3rd quarter of 2014 and raises to specialty and technical positions within the company. The Company increased its technical capabilities in 2014 to support forecasted growth and the pursuit of strategic opportunities.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2015 were $230,740 compared to $141,029 for the three months ended March 31, 2014. The increase in administrative expenses is due primarily to a reduction in reimbursements from working interest partners and increased SEC filing fees.

Interest Expense

Interest expense, which includes amortization of deferred financing costs and accretion, for the three months ended March 31, 2015 was $309,496 compared to $378,928 for the three months ended March 31, 2014. Interest expense and amortization of deferred financing costs decreased as a result of decreased borrowings under our Credit Facility.

Derivative Losses

We incurred an unrealized loss of $217,522 on our derivative contracts in the first quarter of 2015 compared to a loss of $404,353 for the three months ended March 31, 2014. The increase in the loss was due primarily to the completion of contracts.

Net Income (Loss)

Net loss for the three months ended March 31, 2015 was ($17,354,561) compared to a net income of $103,634 for the three months ended March 31, 2014.  The net loss during the first quarter of 2015 compared to the prior year period was primarily a result of the $16,401,376 impairment of oil and gas properties as well as decreased revenues related to the decrease in realized sales prices. The decreases were partially offset by realized derivative gains.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales, and the issuance of equity securities. Due to the decline in oil prices, the resulting decline in our reserves as reflected in our reserve report which caused a corresponding reduction in our borrowing base, and the recent issuances of equity securities from our "shelf" registration, it will be more difficult in 2015 to use our historical means of meeting our capital requirements to provide us with adequate liquidity to fund our operations and capital program.

 The following table summarizes total current assets, total current liabilities and working capital.

	March 31, 2015	December 31, 2014	Increase / (Decrease)

Current Assets	$9,808,996	$7,411,168	$2,397,828

Current Liabilities	$3,522,426	$4,139,356	$(616,930)

Working Capital (deficit)	$6,286,570	$3,271,812	$3,014,758

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement.  The Fifth Amendment reflects the following changes:  (i) an expanded principal commitment amount of the Bank to $100,000,000, (ii) increased the Borrowing Base to $38,000,000, (iii) added Black Raven Energy, Inc. to the Credit Agreement as a borrower party, (iv) added certain collateral and security interests in favor of the Bank, and (v) reduced the Company’s current interest rate to 3.30%.

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

Our borrowing base at March 31, 2015 and December 31, 2014 was $40 million, of which we had borrowed $23.5 million and $23 million respectively. For the three month period ended March 31, 2015 and for the year ended December 31, 2014 the interest rate was 3.3%. This facility expires on October 3, 2018.

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

Significant changes in the number of employees

There have been no significant changes in the number of our employees since December 31, 2014. We currently have 29 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating expenses, general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. During the quarter ended March 31, 2015, we incurred a $16,401,376 impairment. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
4.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.7	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).

10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated herein by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: May 15, 2015

