Form 10-Q
period 2015-06-30
EnerJex Resources, Inc.
filed 2015-08-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes    ☐      No     ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2015 was 8,424,161 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$1,077,133	$805,524
Restricted cash	779,373	-
Accounts receivable	2,529,386	1,278,509
Derivative receivable	2,523,729	3,736,005
Inventory	186,821	248,218
Marketable securities	210,990	1,018,573
Deposits and prepaid expenses	632,280	324,339
Total current assets	7,939,712	7,411,168

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,990,400 and $1,945,607	2,229,916	2,404,703
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $14,780,029 and $13,827,347	35,622,402	64,263,272
Derivative receivable	26,702	985,746
Other non-current assets	929,313	993,207
Total non-current assets	38,808,333	68,646,928
Total assets	$46,748,045	$76,058,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,191,947	$3,042,835
Accrued liabilities	1,246,339	1,096,521
Current portion of long term debt	1,379,064	-
Total current liabilities	3,817,350	4,139,356

Asset retirement obligation	3,045,818	2,906,093
Long-term debt	20,100,000	23,011,660
Total non-current liabilities	23,145,818	25,917,753
Total liabilities	26,963,168	30,057,109

Commitments & Contingencies
Stockholders' Equity:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding at June 30, 2015 and 751,815 at December 31, 2014	939	752
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at June 30, 2015	2	-
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,424,161 at June 30, 2015 and 7,643,114 at December 31, 2014	8,424	7,643
Paid-in capital	68,738,638	63,825,998
Accumulated other comprehensive income	-	(552,589)
Retained (deficit)	(48,963,126)	(17,280,817)
Total stockholder’s equity	19,784,877	46,000,987
Total liabilities and stockholders' equity	$46,748,045	$76,058,096

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Oil revenues	$1,498,224	$3,574,465	$2,878,870	$7,187,044
Natural gas revenues	87,258	374,931	204,453	617,329
Total revenues	1,585,482	3,949,396	3,083,323	7,804,373

Expenses:
Direct operating costs	1,181,081	1,511,133	2,448,382	3,043,040
Depreciation, depletion and amortization	342,625	832,381	1,088,233	1,596,139
Impairment of oil and gas asset	11,421,613	-	27,822,989	-
Professional fees	97,094	227,213	350,823	452,115
Salaries	492,473	369,088	1,013,760	679,436
Administrative expense	199,294	251,200	430,033	392,229
Total expenses	13,734,180	3,191,015	33,154,220	6,162,959
Income (loss) from operations	(12,148,698)	758,381	(30,070,897)	1,641,414

Other income (expense):
Interest expense	(321,208)	(358,739)	(630,704)	(737,667)
Gain (loss) on derivatives	(1,958,127)	(1,406,739	(2,175,649)	(1,811,092
Other income	1,116,686	292	2,211,343	4,174
Total other income (expense)	(1,162,649)	(1,765,186	(595,010)	(2,544,585)
Net income (loss)	$(13,311,347)	$(1,006,805	$(30,665,907)	$(903,171)

Net income (loss)	(13,311,347)	(1,006,805)	(30,665,907)	(903,171)
Preferred dividends	(546,314)	-	(1,016,402)	(399,447)
Net income (loss) attributable to common stockholders	$(13,857,661)	$(1,006,805	$(31,682,309)	$(1,302,618)
Net income (loss) per share basic and diluted	$(1.65)	$(.14)	$(3.91)	$(.18)
Weighted average shares	8,410,275	7,342,858	8,102,230	7,317,092

See Notes to Condensed Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(30,665,907)	$(903,171)
Depreciation, depletion and amortization	1,088,233	1,596,139
Impairment of oil and gas assets	27,822,989	-
Stock, options and warrants issued for services	230,542	359,473
Accretion of asset retirement obligation	141,970	127,389
Settlement of asset retirement obligation	(2,244)	(30,647)
Loss on derivatives	2,171,320	1,005,135
Loss on sale of fixed assets	13,661	-
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable	(698,288)	394,328
Inventory	61,397	(45,051)
Prepaid expenses	499,642	(290,498)
Accounts payable	(1,850,888)	(145,089)
Accrued liabilities	178,882	(1,076,249)
Cash flows (used in) provided by operating activities	(1,008,691)	991,759

Cash flows from investing activities
Purchase of fixed assets	21,285	(39,439)
Additions to oil and gas properties	(134,800)	(2,657,269)
Proceeds from the sale of assets	-	987,939
Proceeds from the sale of fixed assets	4,285	-
Cash flows used in investing activities	(109,230)	(1,708,769)

Cash flows from financing activities
Payments on long-term debt	(2,061,660)	(14,018,191)
Proceeds from borrowings	500,000	1,500,000
Proceeds from sale of preferred stock	4,683,071	13,400,932
Deferred financing costs	63,894	21,037
Dividends paid on preferred stock	(1,016,402)	(855,737)
Cash flows provided by financing activities	2,168,903	48,041

Net increase (decrease) in cash	1,050,982	(668,969)
Cash – beginning	805,524	1,308,196
Cash – ending	$1,856,506	$639,227

Supplemental disclosures:
Interest paid	$384,130	$388,335
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$230,542	$359,473

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three month and six month periods ended June 30, 2015 and for the year ended December 31, 2014. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2014	231,332	$9.33	-	$-
Granted	67,332	9.85	1,904,286	2.75
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2015	298,664	$9.45	1,904,286	$2.75

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

Our derivative instruments consist of fixed price commodity swaps and deferred premium puts.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$2,550,431	$-
Marketable Securities	$-	$-	$210,990

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2014	$2,906,092
Liabilities incurred during the period	-
Liabilities settled during the period	(2,244)
Accretion	141,970
Asset retirement obligations, June 30, 2015	$3,045,818

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

The following derivative contracts were in place at June 30, 2015:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	$1,025,591
Crude oil swap	1/15-12/15	5,800 Bbls	$88.55	980,258
Deferred premium put	7/16-12/16	5,000Bbls	$60.00	26,702
Crude oil swap	7/11-12/15	3,000 Bbls	$83.70	419,730
Crude oil swap	7/12-12/15	1,000 Bbls	$76.74	98,150
				$2,550,431

Monthly volume is the weighted average throughout the period.

The total fair value of derivative contracts is shown as a derivative receivable in both the current and non-current sections of the balance sheet.

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

On April 29, 2015, we entered into a Ninth Amendment to Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) redetermined the Borrowing Base based upon the recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

On May 1, 2015, the Borrowers and the Banks entered into a Letter Agreement to clarify that up to $1,000,000 in proceeds from any potential future securities offering will be unencumbered by the Banks’ Liens as described in the Credit Agreement through November 1, 2015, and that, until November 1, 2015, such proceeds shall not be subject to certain provisions in the Credit Agreement prohibiting the Company from declaring and paying dividends that may be due and payable to holders of securities issued in such potential offerings or issued prior to the Letter Agreement.

Our current borrowing base is $21.5 million, of which we had borrowed $21.5 million as of June 30, 2015. At June 30, 2015, the interest rate on amounts borrowed under our credit facility was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed under our credit facility was approximately 3.3%. This facility expires on October 3, 2018.

Note 7 Commitments & Contingencies

As of June 30, 2015 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the six months ended June 30, 2015 and 2014 was approximately $82,000 and $106,000 respectively. Future non-cancellable minimum lease payments are approximately $72,000 for the remainder of 2015, $147,000 for 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

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

On June 10, 2015 the Company issued 17,500 shares of common stock and 3,000 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock to a consultant in exchange for investor relation services.

Note 9 Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of June 30, 2015, which were based on a West Texas Intermediate oil price of $61.95 per Bbl and a Henry Hub natural gas price of $2.48 per MMBtu (adjusted for basis and quality differentials), respectively. The twelve-month, unweighted-average first-day-of-the –month price as of March 31, 2015 was $78.82 per Bbl and $3.74 per MMBtu. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of June 30, 2015, and as a result, a pre-tax write-down of $11.4 million was recorded. At March 31, 2015 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $16.4 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 10 Subsequent Events

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

On July 21, 2015 the Company received a liquidating distribution from Oakridge Energy Inc. in the amount of $1,450,695 with respect to shares of Oakridge that are owned by the Company. The Company repaid $750,000 of long term debt. The remaining amount will be reinvested in Company projects. The liquidating distribution was funded from the proceeds of Oakridge’s sale of its La Plate County, Colorado property. The distribution is reflected in the June 30, 2015 Consolidated Balance sheet as part of accounts receivable.

On August 12, 2015 we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceed of the sale to outstanding loan balances.

On August 12, 2015, EnerJex Resources, Inc., through its subsidiaries, EnerJex Kansas, Inc., and Working Interest, LLC, sold various oil and gas leases, equipment and wells in Kansas for approximately $2.8 million to Haas Petroleum, LLC, BAM Petroleum, LLC and MorMeg, LLC. The effective date of the sale was June 30, 2015.

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

On July 21, 2015 the Company received a liquidating distribution from Oakridge Energy Inc. in the amount of $1,450,695 with respect to shares of Oakridge that are owned by the Company. The Company repaid $750,000 of long term debt. The remaining amount will be reinvested in Company projects. The liquidating distribution was funded from the proceeds of Oakridge’s sale of its La Plate County, Colorado property. The distribution is reflected in the June 30, 2015 Consolidated Balance sheet as part of accounts receivable.

On August 12, 2015 we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceed of the sale to outstanding loan balances.

On August 12, 2015, EnerJex Resources, Inc., through its subsidiaries, EnerJex Kansas, Inc., and Working Interest, LLC, sold various oil and gas leases, equipment and wells in Kansas for approximately $2.8 million to Haas Petroleum, LLC, BAM Petroleum, LLC and MorMeg, LLC. The effective date of the sale was June 30, 2015.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended June 30, 2015 and June 30, 2014.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Production
Oil (Bbl)	28,870	37,881	61,965	77,546
Natural gas (Mcf)	56,772	90,322	121,073	147,463

Average Sales Prices
Oil (Bbl)	$51.90	$94.36	$46.46	$92.68
Natural gas (Mcf)	$1.54	$4.15	$1.69	$4.19

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$39.75	$44.27	$43.05	$45.43

Average Lifting Costs (2)
Per Boe	$30.81	$28.55	$29.81	$29.80

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014		$2015	2014	$
Oil revenues	$1,498,224	$3,574,465	$(2,076,241)	$2,878,870	$7,187,044	$(4,308,174)
Natural gas revenues	87,258	374,931	(287,673)	204,453	617,329	(412,876)
Total	$1,585,482	$3,949,396	$(2,363,914)	$3,083,323	$7,804,373	$(4,721,050)

Oil Revenues

Oil revenues for the six months ended June 30, 2015 were $2,878,870 compared to revenues of $7,187,044 for the six months ended June 30, 2014. Of the revenue decrease of $4,308,174 approximately $3.6 million was due to lower crude oil prices. Crude oil prices dropped $46.22 or 50% from an average price of $92.68 per barrel for the first six months of 2014 compared to $46.46 per barrel for the same period in 2015. Additionally, revenues decreased approximately $.7 million due to lower production volumes. Production decreased 15,581 in the first six months of 2015 from 77,546 barrels produced in 2014 to 61,965 barrels produced in 2015.

Natural Gas Revenues

Natural gas revenues for the six months ended June 30, 2015 were $204,453 compared to revenues of $617,329 for the six months ended June 30, 2014. Of the revenue decrease of $412,876 approximately $368k was due to lower natural gas prices. Natural gas prices dropped $2.50 or 60% from an average price of $4.19 per mcf for the first six months of 2014 to an average price of $1.69 per mcf for the same period of 2015. Additionally, revenues decreased approximately $44k due to lower production volumes. Production decreased 26,390 mcf in the first six months of 2015 from 147,463 mcf produced in 2014 to 121,073 mcf for the comparable period of 2015.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2015	2014		$2015	2014	$
Production expenses:
Direct operating costs	$1,181,081	$1,511,133	$(330,052)	$2,448,382	$3,043,040	$(594,658)
Depreciation, depletion and amortization	342,625	832,381	(489,756)	1,088,233	1,596,139	(507,906)
Impairment of oil & gas properties	11,421,613		11,421,613	27,822,989	-	27,822,989
Total production expenses	12,945,319	2,343,514	10,601,805	31,359,604	4,639,179	26,720,425

General expenses:
Professional fees	97,094	227,213	(130,119)	350,823	452,115	(101,292)
Salaries	492,473	369,088	123,385	1,013,760	679,436	334,324
Administrative expense	199,294	251,200	(51,906)	430,033	392,229	37,804
Total general expenses	788,861	847,501	(58,640)	1,794,616	1,523,780	270,836
Total production and general expenses	13,734,180	3,191,015	(10,543,165)	33,154,220	6,162,959	26,991,261

Income (loss) from operations	(12,148,698)	758,381	(12,907,079)	(30,070,897)	1,641,414	(31,712,311)

Other income (expense)
Interest expense	(321,208)	(358,739)	37,531	(630,704)	(737,667)	106,963
Gain (loss) on derivatives	(1,958,127)	(1,406,739)	(551,388)	(2,175,649)	(1,811,092	(364,557)
Other income	1,116,686	292	1,116,394	2,211,343	4,174	2,207,169
Total other income (expense)	(1,162,649)	(1,765,186)	602,537	(595,010)	(2,544,585)	1,949,575

Net income (loss)	$(13,311,347)	$(1,006,805)	$(12,304,522)	$(30,665,907)	$(903,171)	$(29,762,736)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2015 decreased $594,658 or 19.5% to $2,448,382 from $3,043,040 for the six months ended June 30, 2014. Direct operating costs per boe remained consistent in 2015 compared to 2014 at $29.81 per boe and $29.80 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2015 was $1,088,233 compared to $1,596,139 for the six months ended June 30, 2014. The decrease in depletion expense of $507,906 is due primarily to lower per boe depletion rates in 2015 compared to 2014. The lower depletion rates resulted from the write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $4.37 or 27.4% in the first half of 2015 compared to the first half of 2014.

Impairment of Oil and Gas Properties

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves and the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are not subject to amortization. Should capitalized costs exceed this ceiling, an impairment expense is recognized.

For the 6 months ended June 30, 2015, we recognized an impairment expense on our evaluated oil and gas properties of approximately $27.8 million. No impairment was recognized for the six months ended June 30, 2014.

Professional Fees

Professional fees for the six months ended June 30, 2015 were $350,823 compared to $452,115 for the six months ended June 30, 2014. The decrease in professional fees of approximately $101,000 was due primarily to reduced spending in 2015 on consultation fees associated with investor relations consulting groups.

Salaries

Salaries for the six months ended June 30, 2015 were $1,013,760 compared to $679,436 for the six months ended June 30, 2014.  The increase in salaries is due primarily to the addition of employees.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2015 were $430,033 compared to $392,229 for the six months ended June 30, 2014. Administrative expenses were practically flat in 2015 when compared to 2014. The slight increase of approximately $37,000 was due primarily increased regulatory fees which were partially offset by decreased insurance, rents and telecom spending.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $630,704 compared to $737,667 for the six months ended June 30, 2014. Interest expense decreased as a result of decreased outstanding borrowings from Texas Capital Bank in 2015 compared to 2014. Proceeds of approximately $14 million from the issuance of Series A Preferred Stock were used to reduce outstanding borrowings on our line of credit with Texas Capital Bank on June 20 2014. Prior to the reduction in principle the 2014 average balance outstanding was approximately $31.5 million which resulted in higher interest charges in 2014 compared to 2015 when the average outstanding principle was approximately $22 million.

Gain (Loss) on Derivatives

We incurred a loss of $2,175,649 in the marking to market of our derivative contracts in the first six months of 2015 compared to a loss of $1,811,092 for the six months ended June 30, 2014. The loss was due primarily to the completion of contracts during the six month period ending June 30, 2015.

Other Income

Other income increased $2,207,167 in 2015 from $4,176 in 2014 to $2,211,343 in 2015. The increase was due primarily to the realization of gains associated with our derivative contracts.

Net Income (Loss)

The net loss for the six months ended June 30, 2015 was $30,665,907 compared to net loss of $903,171 for the six months ended June 30, 2014.  The increase in net losses was due primarily to the impairment of oil and gas properties of $27,822,989 as well as diminished revenues related to the decrease in realized commodity prices. The decrease was partially offset by realized derivative gains and reduced expenses.

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

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2015	December 31, 2014	Increase / (Decrease)

Current Assets	$7,939,712	$7,411,168	$528,544

Current Liabilities	$3,817,350	$4,139,356	$322,006

Working Capital (deficit)	$4,122,362	$3,271,812	$850,550

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

On April 29, 2015, we entered into a Ninth Amendment to Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) redetermined the Borrowing Base based upon the recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

On May 1, 2015, the Borrowers and the Banks entered into a Letter Agreement to clarify that up to $1,000,000 in proceeds from any potential future securities offering will be unencumbered by the Banks’ Liens as described in the Credit Agreement through November 1, 2015, and that, until November 1, 2015, such proceeds shall not be subject to certain provisions in the Credit Agreement prohibiting the Company from declaring and paying dividends that may be due and payable to holders of securities issued in such potential offerings or issued prior to the Letter Agreement.

Our current borrowing base is $21.5 million, of which we had borrowed $21.5 million as of June 30, 2015. At June 30, 2015, the interest rate on amounts borrowed under our credit facility was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed under our credit facility was approximately 3.3%. This facility expires on October 3, 2018.

Satisfaction of our cash obligations for the next 12 months

We intend to meet our near term cash obligations through the monetization of derivative contracts, assets sales and cash flow generated from operations. Due to the declines in oil prices, the resulting decline in our reserves caused a corresponding reduction to our borrowing base, and recent issuances of equity securities from our “shelf” registration, it will be more difficult in 2015 to use our historical means to meet our cash obligations in the next twelve months.

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

Significant changes in the number of employees

There have been no significant changes in number of employees since December 31, 2013. We currently have 24 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the quarter ended March 31, 2015, we incurred a $16,401,376 impairment. For the quarter ended June 30, 2015, the Company recorded an impairment charge of $11,421,613. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income.

Asset Retirement Obligations

The asset retirement obligation relates to the plugging and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. We then discount the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future however we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2015, the Company issued 17,500 shares of Common Stock and 3,000 shares of Preferred Stock to a consultant in exchange for investor relation services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated herein by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: August 14, 2015

