Form 10-Q
period 2015-09-30
EnerJex Resources, Inc.
filed 2015-11-16
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes    ☐      No     ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2015 was 8,423,936 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash	$3,040,648	$805,524
Restricted cash	192,969	-
Accounts receivable	1,022,458	1,278,509
Derivative receivable	2,996,284	3,736,005
Inventory	234,690	248,218
Marketable securities	210,990	1,018,573
Deposits and prepaid expenses	436,672	324,339
Total current assets	8,134,711	7,411,168

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,622,860 and $1,945,607	2,029,914	2,404,703
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $14,859,675 and $13,827,347	23,208,551	64,263,272
Derivative receivable	930,048	985,746
Other non-current assets	99,355	993,207
Total non-current assets	26,267,868	68,646,928
Total assets	$34,402,579	$76,058,096

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$782,035	$3,042,835
Accrued liabilities	1,137,477	1,096,521
Current portion of long term debt	600,000	-
Total current liabilities	2,519,512	4,139,356

Asset retirement obligation	3,110,245	2,906,093
Long-term debt	18,450,000	23,011,660
Total non-current liabilities	21,560,245	25,917,753
Total liabilities	24,079,757	30,057,109

Commitments & Contingencies
Stockholders' Equity:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding at September 30, 2015 and 751,815 at December 31, 2014	939	752
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at September 30, 2015	2	-
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at September 30, 2015 and 7,643,114 at December 31, 2014	8,424	7,643
Paid-in capital	68,808,807	63,825,998
Accumulated other comprehensive income	-	(552,589)
Retained (deficit)	(58,495,350)	(17,280,817)
Total stockholder’s equity	10,322,822	46,000,987
Total liabilities and stockholders' equity	$34,402,579	$76,058,096

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Oil revenues	$943,597	$3,530,610	$3,822,466	$10,787,788
Natural gas revenues	85,793	280,078	290,246	827,273
Total revenues	1,029,390	3,810,688	4,112,712	11,615,061

Expenses:
Direct operating costs	859,688	1,920,968	3,308,069	4,964,009
Depreciation, depletion and amortization	112,288	899,177	1,200,521	2,495,317
Impairment of oil and gas asset	9,720,983	-	37,543,972	-
Professional fees	136,464	126,581	487,287	578,696
Salaries	471,756	396,899	1,485,515	1,076,334
Administrative expense	95,700	243,136	525,733	635,364
Total expenses	11,396,879	3,586,761	44,551,097	9,749,720
Income (loss) from operations	(10,367,489)	223,927	(40,438,385)	1,865,341

Other income (expense):
Interest expense	(306,933)	(267,764)	(937,638)	(1,005,431)
Gain (loss) on derivatives	941,076	1,831,105	(1,234,573)	20,012
Other income	787,526	399	2,998,869	4,574
Total other income (expense)	1,421,669	1,563,740	826,658	(980,845)
Net income (loss)	$(8,945,820)	$1,787,667	$(39,611,727)	$884,496

Net income (loss)	$(8,945,820)	$1,787,667	$(39,611,727)	$884,496
Preferred dividends	$(586,404)	$(522,398)	(1,602,806)	$(1,378,135)
Net income (loss) attributable to common stockholders	$(9,532,224)	1,265,269	$(41,214,533)	(493,639
Net income (loss) per share basic and diluted	$(1.13)	$.17	$(5.02)	$(.07)
Weighted average shares	8,424,146	7,642,748	8,212,396	7,426,949

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(39,611,727)	$884,496
Depreciation, depletion and amortization	1,200,521	2,495,317
Impairment of oil and gas assets	37,543,972	-
Stock, options and warrants issued for services	314,965	460,343
Accretion of asset retirement obligation	206,397	191,348
Settlement of asset retirement obligation	(2,244)	(90,524)
Loss (gain) on derivatives	1,626,112	(1,104,559)
Loss on sale of fixed assets	13,661	181
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable	256,051	603,495
Inventory	13,528	(25,207)
Prepaid expenses	(112,333)	(206,638)
Accounts payable	(2,260,800)	305,290
Accrued liabilities	66,988	(1,096,538)
Cash flows (used in) provided by operating activities	(744,909)	2,417,004

Cash flows from investing activities
Purchase of fixed assets	21,289	(238,148)
Additions to oil and gas properties	(221,524)	(5,162,656)
Proceeds from the sale of oil and gas assets	2,867,303	987,939
Proceeds from the sale of fixed assets	4,285	-
Proceeds from liquidation of marketable securities	1,360,172	-
Cash flows used in investing activities	4,031,525	(4,412,865)

Cash flows from financing activities
Payments on long-term debt	(4,487,692)	(14,027,287)
Proceeds from borrowings	500,000	3,500,000
Proceeds from sale of preferred stock	4,668,816	13,350,731
Deferred financing costs	63,159	(196,960)
Dividends paid on preferred stock	(1,602,806)	(1,378,135)
Cash flows provided by financing activities	(858,523)	1,248,349

Net increase (decrease) in cash	2,428,093	(747,512)
Cash – beginning	805,524	1,308,196
Cash – ending	$3,233,617	$560,684

Supplemental disclosures:
Interest paid	$462,160	$503,571
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$314,965	$460,343

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three month and nine month periods ended September 30, 2015 and for the year ended December 31, 2014. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2014	231,332	$9.33	-	$-
Granted	67,332	9.85	1,904,286	2.75
Cancelled	(4,167)	10.50	-	-
Exercised	-	-	-	-
Outstanding September 30, 2015	294,497	$9.74	1,904,286	$2.75

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

Our derivative instruments consist of fixed price commodity swaps and deferred premium puts.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$3,095,639	$-
Marketable Securities	$-	$-	$210,990

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2014	$2,906,092
Liabilities incurred during the period	-
Liabilities settled during the period	(2,244)
Accretion	206,397
Asset retirement obligations, September 30, 2015	$3,110,245

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

We have an Inter-creditor Agreement in place between us, our counterparties, BP Corporation North America, Inc. ("BP") and Cargill Incorporated (“Cargill”) and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contracts were in place at September 30, 2015:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	$1,711,832
Crude oil swap	1/15-12/15	5,800 Bbls	$88.55	744,314
Deferred premium put	7/16-12/16	5,000 Bbls	$60.00	205,253
Crude oil swap	7/11-12/15	3,000 Bbls	$83.70	341,340
Crude oil swap	7/12-12/15	1,000 Bbls	$76.74	92,900
				$3,095,639

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

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or nine months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

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

On April 29, 2015, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) re-determined the Borrowing Base based upon the recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

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

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceed of the sale to outstanding loan balances.

Our current borrowing base is $19,050,000, of which we had borrowed $19,050,000 as of September 30, 2015. At September 30, 2015, the interest rate on amounts borrowed under our credit facility was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed under our credit facility was approximately 3.3%. This facility expires on October 3, 2018.

Note 7 Commitments & Contingencies

As of September 30, 2015 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the nine months ended September 30, 2015 and 2014 was approximately $112,000 and $123,000 respectively. Future non-cancellable minimum lease payments are approximately $43,000 for the remainder of 2015, $147,000 for 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 8 Equity Transactions

On January 15, 2015, 67,332 options were issued to employees and directors.

On March 13, 2015, the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the "Preferred Stock") convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

The Preferred Stock has a liquidation preference of $1,000 per share, and will be convertible at the option of the shareholder at a conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock, subject to customary adjustments and anti-dilution price protection. Dividends are payable on the shares of Preferred Stock only if and to the extent that dividends are payable on the common stock into which the Preferred Stock is convertible. The Preferred Stock has no maturity date and can be redeemed by the Company beginning twelve months after the closing of the offering or upon a change of control. Each warrant will be exercisable for one share of common stock, for a period of five years beginning nine months after March 13, 2015, at a cash exercise price of $2.75 per share, and may be exercised on a cashless basis after that nine-month period if no effective registration statement covers the warrant shares by that time.

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

Note 9 Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2015, which were based on a West Texas Intermediate oil price of $59.21 per Bbl and a Henry Hub natural gas price of $3.06 per MMBtu (adjusted for basis and quality differentials), respectively. The twelve-month, unweighted-average first-day-of-the –month price as of June 30, 2015 was $71.68 per Bbl and $3.39per MMBtu The twelve-month, unweighted-average first-day-of-the –month price as of March 31, 2015 was $78.82 per Bbl and $3.74 per MMBtu. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of September 30, 2015, and as a result, a pre-tax write-down of $9.7 million was recorded. At June 30, 2015 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $11.4 million. At March 31, 2015 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $16.4 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 10 Subsequent Events

On November 4, 2015 the Company suspended the monthly dividend for the month of November 2015 on its 10.00% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) in order to preserve its cash resources. Payment of future dividends on the Series A Preferred Stock will be determined by the Company’s Board of Directors.

Under the terms of the Series A Preferred Stock, the dividend for the month of November 2015, and any future unpaid dividends, will accumulate. If the Company does not pay dividends on its Series A Preferred Stock for six monthly periods (whether consecutive or non-consecutive), the dividend rate will increase to 12.0% per annum and the holders of the Series A Preferred Stock will have the right, at the next meeting of stockholders, to elect two directors to serve on the Company’s Board of Directors along with other members of the Board, until all accumulated accrued and unpaid dividends are paid in full.

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

We have substantially curtailed capital spending in the current commodity price environment. Once the commodity market improves, we intend to focus our capital budget on the development of our Colorado and Kansas properties where we have identified hundreds of drilling locations and reactivation or recompletion opportunities that we believe will generate high rates of return with low risk profiles.

Recent Developments

 The following is a brief description of our most significant corporate developments that have occurred since the end of 2014:

On March 13, 2015, the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the "Preferred Stock") convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

The Preferred Stock has a liquidation preference of $1,000 per share, and will be convertible at the option of the shareholder at a conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock, subject to customary adjustments and anti-dilution price protection. Dividends are payable on the shares of Preferred Stock only if and to the extent that dividends are payable on the common stock into which the Preferred Stock is convertible. The Preferred Stock has no maturity date and can be redeemed by the Company beginning twelve months after the closing of the offering or upon a change of control. Each warrant will be exercisable for one share of common stock, for a period of five years beginning nine months after March 13, 2015, at a cash exercise price of $2.75 per share, and may be exercised on a cashless basis after that nine-month period if no effective registration statement covers the warrant shares by that time.

On May 13, 2015, the Company sold 183,433 shares of its 10% Series A Cumulative Redeemable Perpetual Preferred Stock at $12.50 per share for gross proceeds of approximately $2.3 million. The Company intends to use the net proceeds of this offering for general corporate purposes, including capital expenditures, working capital, preferred stock dividends, and repayment of outstanding borrowings under its senior credit facility.

The offering was made pursuant to a registration statement on Form S-3 (File No. 333-199030) previously filed and declared effective by the U.S. Securities and Exchange Commission (SEC).

On July 21, 2015, the Company received a liquidating distribution from Oakridge Energy Inc. in the amount of $1,450,695 with respect to shares of Oakridge that are owned by the Company. The Company repaid $750,000 of long term debt. The remaining amount will be reinvested in Company projects. The liquidating distribution was funded from the proceeds of Oakridge’s sale of its La Plate County, Colorado property. The distribution is reflected in the September 30, 2015 Consolidated Balance sheet as part of accounts receivable.

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceed of the sale to outstanding loan balances.

On August 12, 2015, EnerJex Resources, Inc., through its subsidiaries, EnerJex Kansas, Inc., and Working Interest, LLC, sold various oil and gas leases, equipment and wells in Kansas for approximately $2.8 million to Haas Petroleum, LLC, BAM Petroleum, LLC and MorMeg, LLC. The effective date of the sale was July 1, 2015.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended September 30, 2015 and September 30, 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Production
Oil (Bbl)	22,346	40,477	84,310	118,023
Natural gas (Mcf)	50,202	103,664	171,275	251,127

Average Sales Prices
Oil (Bbl)	$42.23	$87.23	$45.34	$91.40
Natural gas (Mcf)	$1.71	$2.70	$1.69	$3.95

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$31.65	$48.83	$39.95	$46.66

Average Lifting Costs (2)
Per Boe	$27.99	$33.26	$29.31	$31.05

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014		$2015	2014	$
Oil revenues	$943,597	$3,530,610	$(2,587,013)	$3,822,466	$10,787,788	$(6,965,322)
Natural gas revenues	85,793	280,078	(194,285)	290,246	827,273	(537,027)
Total	$1,029,390	$3,810,688	$(2,781,298)	$4,112,712	$11,615,061	$(7,502,349)

Oil Revenues

Oil revenues for the nine months ended September 30, 2015 were $3,822,466 compared to revenues of $10,787,788 for the nine months ended September 30, 2014. Of the revenue decrease of $6,965,322 approximately $5.4 million was due to lower crude oil prices. Crude oil prices dropped $46.06 or 50% from an average price of $91.40 per barrel for the first nine months of 2014 compared to $45.34 per barrel for the same period in 2015. Additionally, revenues decreased approximately $1.5 million due to lower production volumes. Production decreased in the first nine months of 2015 from 118,023 barrels produced in 2014 to 84,310 barrels produced in 2015. Production decreases are the result of anticipated depletion, the curtailment of both growth and maintenance capital expenditures, and sale of non-core assets.

Natural Gas Revenues

Natural gas revenues for the nine months ended September 30, 2015 were $290,246 compared to revenues of $827,273 for the nine months ended September 30, 2014. Of the revenue decrease of $537,027 approximately $400,000 was due to lower natural gas prices. Natural gas prices dropped $2.26 or 57% from an average price of $3.95 per mcf for the first nine months of 2014 to an average price of $1.69 per mcf for the same period of 2015. Additionally, revenues decreased approximately $137,000 due to lower production volumes. Production decreased in the first nine months of 2015 from 251,127 mcf produced in 2014 to 171,275 mcf for the comparable period of 2015. Production decreases are the result of anticipated depletion and the curtailment of both growth and maintenance capital expenditures.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2015	2014		$2015	2014	$
Production expenses:
Direct operating costs	$859,688	$1,920,968	$(1,061,280)	$3,308,069	$4,964,009	$(1,655,940)
Depreciation, depletion and amortization	112,288	899,177	(786,889)	1,200,521	2,495,317	(1,294,796)
Impairment of oil & gas properties	9,720,983	-	9,720,983	37,543,972	-	37,543,972
Total production expenses	10,692,959	2,820,145	7,872,814	42,052,562	7,459,326	34,593,236

General expenses:
Professional fees	136,464	126,581	9,883	487,287	578,696	(91,409)
Salaries	471,756	396,899	74,857	1,485,515	1,076,334	409,181
Administrative expense	95,700	243,136	(147,436)	525,733	635,364	(109,631)
Total general expenses	703,920	766,616	(62,696)	2,498,535	2,290,394	208,141
Total production and general expenses	11,396,879	3,586,761	7,810,118	44,551,097	9,749,720	34,801,377

Income (loss) from operations	(10,367,489)	223,927	(10,591,416)	(40,438,385)	1,865,341	(42,303,726)

Other income (expense)
Interest expense	(306,933)	(267,764)	(39,169)	(937,638)	(1,005,431)	67,793
Gain (loss) on derivatives	941,076	1,831,105	(890,029)	(1,234,573)	20,012	(1,254,585)
Other income	787,526	399	-	2,998,869	4,574	2,994,295
Total other income (expense)	1,421,669	1,563,740	787,127	826,658	(980,845)	1,807,503

Net income (loss)	$(8,945,820)	$1,787,667	$(10,733,487)	$(39,611,727)	$884,496	$(40,496,223)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the nine months ended September 30, 2015 decreased $1,655,940, or 33.4% to $3,308,069 from $4,964,009 for the nine months ended September 30, 2014. Direct operating costs per boe decreased $1.74 or approximately 6% in 2015 compared to 2014 at $29.31 per boe and $31.05 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2015 was $1,200,521 compared to $2,495,317 for the nine months ended September 30, 2014. The decrease in depletion expense of $1,294,796 is due lower per boe depletion rates in 2015 compared to 2014 and lower production in 2015. The lower depletion rate resulted from the write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $4.97 or 31.8% in the first half of 2015 compared to the first half of 2014.

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

For the nine months ended September 30, 2015, we recognized an impairment expense on our evaluated oil and gas properties of approximately $37,543,972 million. No impairment was recognized for the nine months ended September 30, 2014.

Professional Fees

Professional fees for the nine months ended September 30, 2015 were $487,287 compared to $578,696 for the nine months ended September 30, 2014. The decrease in professional fees of approximately $91,000 was due primarily to reduced spending in 2015 on consultation fees associated with investor relations consulting groups.

Salaries

Salaries for the nine months ended September 30, 2015 were $1,485,515 compared to $1,076,334 for the nine months ended September 30, 2014.  The increase in salaries is due primarily to the addition of employees.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2015 were $525,733 compared to $635,364 for the nine months ended September 30, 2014. Administrative expenses decreased approximately $110,000 in 2015 when compared to 2014. The decrease was due primarily lower insurance costs.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $937,638 compared to $1,005,431 for the nine months ended September 30, 2014 a decrease of approximately $68,000. Interest expense decreased as a result of decreased outstanding borrowings in 2015 compared to 2014.

Gain (Loss) on Derivatives

We incurred an unrealized loss of $1,234,573 in the marking to market of our derivative contracts in the first nine months of 2015 compared to an unrealized gain of $20,012 for the nine months ended September 30, 2014. The loss was due primarily to the completion of contracts during the nine month period ending September 30, 2015.

Other Income

Other income increased $2,994,295 in 2015 from $4,574 in 2014 to $2,998,869 in 2015. The increase was due primarily to the realization of gains associated with our derivative contracts.

Net Income (Loss)

The net loss for the nine months ended September 30, 2015 was $39,611,727 compared to net income of $884,496 for the nine months ended September 30, 2014.  The increase in net losses was due primarily to the impairment of oil and gas properties of $37,543,972 as well as diminished revenues related to the decrease in realized commodity prices. The decrease was partially offset by realized derivative gains and reduced expenses.

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

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2015	December 31, 2014	Increase / (Decrease)

Current Assets	$8,134,711	$7,411,168	$723,543

Current Liabilities	$2,519,512	$4,139,356	$1,619,844

Working Capital	$5,615,199	$3,271,812	$2,343,387

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

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank's prime rate. The Floating Rate shall mean, at Borrower's option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or nine months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company's Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

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

On April 29, 2015, we entered into a Ninth Amendment to Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) re-determined the Borrowing Base based upon the recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

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

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceed of the sale to outstanding loan balances.

Our current borrowing base is $19,050,000, of which we had borrowed $19,050,000 as of September 30, 2015. At September 30, 2015, the interest rate on amounts borrowed under our credit facility was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed under our credit facility was approximately 3.3%. This facility expires on October 3, 2018.

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

Significant changes in the number of employees

We added two technical employees in October 2014 and by September 1, 2015, we had eliminated 11 full time positions associated with non-core asset sales. We currently have 16 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the quarter ended March 31, 2015, we incurred a $16,401,376 impairment. For the quarter ended June 30, 2015, the Company recorded an impairment charge of $11,421,613. For the quarter ended September 30, 2015, the Company recorded an impairment of $9,720,983. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K filed on March 31, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also materially affect our business, financial condition or future results.

Our stock price has recently declined below $1.00 per share. If the average closing price of our common stock is less than $1.00 per share for a period of over 30 consecutive trading days, the NYSE could delist our common stock.

The NYSE requires that the average closing price of a listed company's common stock not be less than $1.00 per share for a period of over 30 consecutive trading dates. Under NYSE rules, a company can avoid delisting, if, during the six month period following receipt of the NYSE notice and on the last trading day of any calendar month, a company's common stock price per share and 30 trading-day average share price is at least $1.00. During this six month period, a company's common stock will continue to be traded on the NYSE, subject to compliance with other continued listing requirements.

In the future, if our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2015, the Company issued 17,500 shares of Common Stock and 3,000 shares of Preferred Stock to a consultant in exchange for investor relation services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on September 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on September 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on September 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on September 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Nineth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed September 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015(incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: November 16, 2015