Form 10-K
period 2015-12-31
EnerJex Resources, Inc.
filed 2016-04-11
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2015

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

☒   Yes           ☐   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐           No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $6.0 million based on a share value of $1.50.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,423,936 shares of common stock, $0.001 par value, outstanding on April 11, 2016.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this document. The factors impacting these risks and uncertainties include, but are not limited to:

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

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc., unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end. We have provided definitions for the oil and gas industry terms used in this report in the “Glossary” beginning on page 15 of this report.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.enerjex.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 508, San Antonio, Texas 78209.

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

Liquidity and Ability to Continue as a Going Concern

As discussed under “Item 9B — Other Information” the continued low oil and natural gas prices during 2015 and into 2016 have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

On April 1, 2016 we ceased making mandatory monthly borrowing base reduction payments on our credit facility. After discussions with our bank, we made our mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement (dated as of April 4, 2016), whereby the bank agreed to not exercise remedies and rights afforded it under credit facility for thirty days. We are using this 30-day to pursue strategic alternatives

Please read “Item 9B — Other Information” for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see “Item 1A—Risk Factors.”

Significant Developments in 2015

The following briefly describes our most significant corporate developments occurring in 2015:

On March 13, 2015, the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the “Preferred Stock”) convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

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

On November 13, 2015, the Company entered into a Eleventh Amendment to the Amended and Restated Credit Agreement (the “Eleventh Amendment”). The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspend certain hedging requirements, and (iii) to make certain other amendments to the Credit Agreement.

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil and natural gas properties. Our business activities are currently focused in Kansas, Colorado, Nebraska, and Texas.

Our total net proved oil and gas reserves as of December 31, 2015 were 2.6 million barrels of oil equivalents (BOE), of which 59.4% was oil. Of the 2.6 million BOE of total proved reserves, approximately 39.0% are classified as proved developed producing, approximately 32.9% are classified as proved developed non-producing, and approximately 28.1% are classified as proved undeveloped.

The total PV10 (present value) of our proved reserves as of December 31, 2015 was approximately $8.8 million. “PV10” means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs after giving consideration of salvage value there were no material abandonment costs included in future development costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 36, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2015.

Our Colorado Properties

The table below summarizes our current Colorado and Nebraska acreage by project name as of December 31, 2015.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Adena	18,280	18,280	-	-	18,280	18,280
Hereford	-	-	3,400	3,400	3,400	3,400
Seven Cross	640	544	-	-	640	544
Niobrara - Colorado (3)	21,773	21,010	25,176	22,929	46,949	43,939
Niobrara - Nebraska	-	-	9,516	9,356	9,516	9,356
Total	40,693	39,834	38,092	35,685	78,785	75,519

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2015.

(2)	Net acreage is based on our net working interest as of December 31, 2015.

(3)	Developed acreage includes 8,372 net acres with rights limited to depths below the Niobrara formation.

Adena Field Project

The Adena Field Project is located in the Denver-Julesburg (“D-J”) Basin in Morgan County, Colorado, where we owned a 100% working interest in 18,280 gross acres as of December 31, 2015. Our acreage position covers the majority of Adena Field, which is the third largest oil field ever discovered in Colorado behind Rangely Field and Wattenberg Field. Adena Field has cumulatively produced 75 million barrels of oil and 125 billion cubic feet of natural gas since its discovery in the early 1950s. Our acreage in this project is currently held-by-production (see “Glossary” on page 15 for definition of held-by-production). The majority of the producing wells in Adena Field were temporarily abandoned or shut-in during the mid-1980’s when oil prices collapsed, and a relatively small number of wells have been produced since that time.

Approximately 111 wells on our acreage are currently shut-in or temporarily abandoned. Our current understanding of the field indicates that most of the remaining 97 shut-in oil wells are candidates for reactivation, recompletion or use in a larger scale EOR project. The same is true for the remaining 14 shut-in injection wells.  We have a significant EOR project study under way at the present time and have begun field sampling and EOR flood modeling for each project. We intend to reactivate vintage secondary recovery injection wells simultaneously with the reactivation and/or recompletion of producer wells. Recompletions and reactivations are expected to cost approximately $200,000 to $250,000 per well and are expected to result in stabilized production rates of approximately 10 barrels of oil per day. We have also identified a number of wells on our acreage that are prospective for natural gas production from the J-Sand and D-Sand formations.

As of December 31, 2015, the Adena Field Project was producing approximately 100 gross barrels of oil per day from 20 J-Sand wells and 10 D-Sand wells at a depth of approximately 5,500 feet. One J sand gas producer was temporarily shut-in because of low natural gas prices and due to reservoir management practices.  Multiple wells are off production because they require maintenance work; however, we have delayed maintenance expenditures due to low commodity prices. We intend to pursue our reactivation and recompletion strategy once oil prices recover.

Our working interest in our Adena Field Project is subject to a 30% reversionary working interest that will be assigned to an unrelated third party after payout of all acquisition, operating, development, and financing costs including interest (approximately $33 million at December 31, 2015).

Niobrara – Colorado & Nebraska

Our Niobrara Project is located in the northeastern portion of the D-J Basin, where we owned a 100% working interest in approximately 56,465 gross acres as of December 31, 2015. Our acreage is located in Phillips and Sedgwick Counties, Colorado, and Perkins County, Nebraska.

Approximately 21,000 acres in this project are held by production and leases on approximately 17,500 acres expire after 2016. As of December 31, 2015, we owned a 100% working interest in 24 Niobrara gas wells and we owned approximately a 6% overriding royalty interest in 180 Niobrara gas wells that are operated by Atlas Resources, LLC. All of these wells are located in Amherst Field in Phillips and Sedgwick Counties, Colorado. As of December 31, 2015, we produced approximately 125 net mcf of natural gas per day from the Niobrara formation at a depth of approximately 2,500 feet.

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

In 2015, we consummated a joint venture with third party industry partners to drill exploration wells targeting deeper potential pay zones in our Niobrara project acreage. Per the terms of the joint venture agreement, our industry partners agreed to pay 100% of drilling and completion costs of the first four exploration wells drilled in the project area. We drilled the first two exploration wells during the fourth quarter 2015, and we elected to plug and abandon those wells. Future test wells are not planned at this time.

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

Our Kansas Properties

The table below summarizes our current Kansas acreage by project name as of December 31, 2015.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Mississippian Project	3,880	3,492	-	-	3,880	3,880
Other	584	146	-	-	584	146
Total	4,464	3,638	-	-	4,464	3,638

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2015.

(2)	Net acreage is based on our net working interest as of December 31, 2015.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we owned a 90% working interest in 3,880 gross acres. Approximately 73.5% of the gross leased acres in this project are currently held-by-production.

As of December 31, 2015, our Mississippian Project was producing approximately 125 gross barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet.

Cherokee Project

Our Cherokee Project is located in Miami and Franklin Counties in Eastern Kansas, where we owned an average working interest of 86% in 10,252 gross acres as of December 31, 2014.

On August 12, 2015, EnerJex Resources, Inc., through its subsidiaries, EnerJex Kansas, Inc., and Working Interest, LLC, sold the Cherokee Project for approximately $2.8 million to Haas Petroleum, LLC, BAM Petroleum, LLC and MorMeg, LLC. The effective date of the sale was July 1, 2015.

Our Texas Properties

The table below summarizes our current Texas acreage by project name as of December 31, 2015.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
El Toro Project	458	275	-	-	458	275
Total	458	275	-	-	458	275

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2015.
(2)	Net acreage is based on our net working interest as of December 31, 2015.

El Toro Project

Our El Toro Project is located in Atascosa and Frio Counties in South Texas. As of December 31, 2015, we owned a 60% working interest in 458 gross acres. As of December 31, 2015, this project was producing approximately 10 gross barrels of oil per day from the Olmos formation at a depth of approximately 4,500 feet.

Our Business Strategy

Our principal strategy focuses on the acquisition and development of oil and gas properties that have low production decline rates and offer drilling opportunities with low risk profiles. Our oil and gas operations are in Kansas, Colorado, Nebraska, and Texas. The principal elements of our business strategy are:

•	Develop Our Existing Properties. Creating production, cash flow, and reserve growth by developing our inventory of hundreds of drilling locations that we have identified on our existing properties.

•	Maximize Operational Control. We seek to operate and maintain a substantial working interest in the majority of our properties. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oil and gas field technologies.

•	Pursue Selective Acquisitions and Joint Ventures. We believe our local presence in Kansas, Colorado, Nebraska, and Texas makes us well-positioned to pursue selected acquisitions and joint venture arrangements.

•	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil and gas production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Our future financial results will continue to depend on:

•	the market price for oil, gas and natural gas liquids;

•	our ability to preserve sufficient working capital and maintain access to capital resources;

•	our ability to cost effectively manage our operations;

•	our ability to source and evaluate potential projects;

•	our ability to discover and exploit commercial quantities of oil and gas;

•	our ability to implement our exploration and development program.

We cannot guarantee that we will succeed in any of these respects. Further, we cannot know if the price of crude oil and natural gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding at terms favorable to us to increase our capital resources. A detailed description of these and other risks that could materially impact our actual results is in “Risk Factors” under ITEM 1A.

Drilling Activity

The following table sets forth the results of our drilling activities, including both oil and gas production wells and water injection wells that were drilled and completed during the year ended December 31, 2015 and the year ended December 31, 2014.

Drilling Activity
	Gross Wells			Net Wells (1)
Fiscal Year	Total	Successful	Dry	Total	Successful	Dry

2015 - Development	-	-	-	-	-	-
2015 - Exploratory	2	-	2	1.0	-	1.0
2014 - Development	52	51	1	41.0	40.1	0.9

2015 - Recompletion	-	-	-	-	-	-
2014 - Recompletion	19	19	-	19	19	-

(1)	Net wells are based on our net working interest at the end of each respective year.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and gas production (net of all royalties, overriding royalties and production due to others) for the years ended December 31, 2015 and 2014, the average sales prices, average production costs and direct lifting costs per unit of production.

	Year ended December 31,
	2015	2014
Net Production
Crude oil (bbl)	96,244	150,469
Natural gas liquids (bbl)	6,045	6,619
Natural gas (mcf)	188,408	318,226

Average Sales Prices
Crude oil (per bbl)	$46.76	86.76
Natural gas liquids (per bbl)	$4.01	30.65
Natural gas (per mcf)	$1.88	3.25

Average Production Cost (1) per BOE	$48.78	48.78
Average Lifting Costs (2) per BOE	$31.99	31.99

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses (including price differentials) and all associated taxes. Impairment of oil and gas properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization, but do include transportation costs, which are paid to our purchasers as a price differential.

Results of Oil and Gas Producing Activities

The following table shows the results of operations from our oil and gas producing activities from the years ended December 31, 2015 and 2014. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Production revenues	$4,878,722	$14,293,368
Production costs	(4,501,940)	(6,762,248)
Depreciation, depletion and amortization	(1,311,446)	(3,259,442)
Results of operations for producing activities	$(934,664)	$4,271,678

Active Wells

The following table sets forth the number of wells in which we owned a working interest that were actively producing oil and gas or actively injecting water as of December 31, 2015.

	Active
Project	Gross	Net (1)
Crude Oil
El Toro Project	12	7.2
Mississippian Project	231	207.9
Adena Field Project	51	51.0
Other	40	35.2
Total Oil	334	301.3

Natural Gas
Niobrara Project	21	21.0
Other	36	3.2
Total Gas	57	24.2

(1)	Net wells are based on our net working interest as of December 31, 2015.

Reserves

Proved Reserves

The estimated total PV10 (present value) of our proved reserves as of December 31, 2015 was $ 8.8 million, compared to $64.3 million as of December 31, 2014. Our total net proved oil and gas reserves as of December 31, 2015 were 2.6 million BOE (59% oil), compared to 4.4 million BOE (69% oil) as of December 31, 2014. Of the 2.6 million net BOE of total proved reserves at December 31, 2015, approximately 39.0% are classified as proved developed producing, approximately 32.9% are classified as proved developed non-producing, and approximately 28.1% are classified as proved undeveloped. See “Glossary” on page 17 for our definition of PV10.

The estimated PV10 of the 2.6 million BOE is set forth in the following table. The PV10 is calculated using an average net oil price of $50.28 per barrel, an average net natural gas price of $2.58 per mcf and an average natural gas liquids price of $9.80 per barrel, and by applying an annual discount rate of 10% to the forecasted future net cash flow.

In 2015 the Company invested approximately $250,000 in its oil and gas properties. These reduced expenditures were primarily in response to extremely low commodity prices. The Company has $7.4 million of current asset on hand, approximately $3.7 million of unrealized hedge gains and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed no instances of reserves that have not been developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, it borrowed $.5 million from its bank in January 2015 and has the ability to joint venture any of its assets.

Summary of Proved Oil and Gas Reserves

December 31, 2015

	Gross				Net

		Natural Gas		Oil		Natural Gas		Oil
	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10(2)
Proved Reserves Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s(1)	(before tax)
Proved, Developed	1,739,160	62,080	5,292,310	2,683,290	1,329,140	48,930	2,842,970	1,851,900	7,027,000
Proved, Undeveloped	196,860	-	4,176,000	892,860	152,610	-	3,422,170	722,970	1,743,000
Total Proved	1,936,020	62,080	9,468,310	3,576,150	1,481,740	48,930	6,265,140	2,574,860	8,770,000

(1)	Net BOE is based upon our net revenue interest
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 34 for a reconciliation to the comparable GAAP financial measure.

Oil and Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil and gas reserves with, or include such information in reports to any federal authority or agency, other than the SEC, during the year ended December 31, 2015.

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

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2015, we sold oil to ARM Energy Management LLC, Coffeyville Resources, Inc., Plains Marketing LP, MV Purchasing, and Sunoco Logistics, Inc. on a month-to-month basis (i.e., without a long-term contract). We sold our natural gas to United Energy Trading on a month-to-month basis and Western Operating Company under a long-term contract. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries. In addition, our Board of Directors has implemented a crude oil and gas hedging strategy that will allow management to hedge the majority of our net production in an effort to mitigate our exposure to changing oil and natural gas prices in the intermediate term. We have an ISDA master agreement and a deferred premium put options with BP through December 31, 2016.

Secondary Recovery and Other Production Enhancement Strategies

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation, often assisted by pumps of various types. The only natural force present to move the crude oil to the wellbore is the pressure differential between the higher pressure in the formation and the lower pressure in the wellbore. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, permeability, viscosity and water saturation. This stage of production is referred to as “primary production”, which typically only recovers 5% to 15% of the crude oil originally in place in a producing formation.

Production from oil fields can often be enhanced through the implementation of “secondary recovery”, also known as water flooding, which is a method in which water is injected into the reservoir through injector wells in order to maintain or increase reservoir pressure and push oil to the adjacent producing wellbores. We utilize water flooding as a secondary recovery technique for the majority of our oil properties in Kansas, even in the early stages of production and we use a secondary recovery technique in parts of the Adena Field Project in Colorado.

As a water flood matures over time, the fluid produced contains increasing amounts of water and decreasing amounts of oil. Surface equipment is used to separate the produced oil from water, with the oil going to holding tanks for sale and the water being re-injected into the oil reservoir.

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

Markets and Marketing

The oil and gas industry has experienced dramatic price volatility in recent years. As a commodity, global oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen and fallen in response to political unrest and supply uncertainty in the Middle East, and changing demand for energy in rapidly emerging market economies, notably India and China. North American prospects became more attractive as oil prices rose worldwide. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors impacting the availability of global supply. As a commodity, natural gas prices respond mainly to regional supply and demand imbalances. Factors that affect the supply side include production of natural gas, levels of natural gas imports and fluctuations in underground storage. Factors that affect the demand side include peak demand brought on by winter heating and summer cooling requirements and increasing demand from the petrochemical industry for their produced products such as plastics, fertilizers, paints, soaps etc. The costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as, drilling and well-servicing rig rates, are impacted by the commodity price volatility.

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil and gas pipelines, and general fluctuations of global and domestic supply and demand. In 2015 had month-to-month sales contracts with ARM Energy Management LLC, Coffeyville Resources, Inc., Plains Marketing LP, MV Purchasing, Sunoco Logistics, Inc., United Energy Trading and Western Operating Company and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	limit or prohibit construction, drilling and other activities on certain lands; and

•	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act, as amended (“CERCLA”), and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil and gas field wastes as “non-hazardous”, such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”), and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water and develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans”, in connection with on-site storage of greater than threshold quantities of oil and gas. The EPA issued revised SPCC rules in July 2002 whereby SPCC plans are subject to more rigorous review and certification procedures. We believe that our operations are in substantial compliance with applicable Clean Water Act and analogous state requirements, including those relating to wastewater and storm water discharges and SPCC plans.

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

Facilities

Executive offices are maintained at 4040 Broadway, Suite 508, San Antonio, Texas 78209 under a lease expiring November 2017.  We also have a field office located at 165 South Union Blvd, Suite 410, Lakewood Colorado 80228, under a lease which expires October 2019.

GLOSSARY

Term	Definition

Barrel (Bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to “bbl”.

Basin	A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOE	Abbreviation for a barrel of oil equivalent and is a term used to summarize the amount of energy that is equivalent to the amount of energy found in a barrel of crude oil. On a BTU basis 6,000 cubic feet of natural gas is the energy equivalent to one barrel of crude oil. A conversion ratio of 6:1 is used to convert natural gas measured in thousands of cubic feet into an equivalent barrel of oil.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.

Carried Working Interest	The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion/Completing	The activities and methods of preparing a well for the production of oil and gas or for other purposes such as injection.

Development	The phase in which a proven oil or natural gas field is brought into production by drilling development wells.

Development Drilling	Wells drilled during the Development phase.

Division Order	A directive signed by all owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner and other working interest owners. The Division Order generally includes the decimal interest, a legal description of the property, the operator’s name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner or working interest owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil and natural gas may be produced.

Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration	The phase of operations which covers the search for oil and gas generally in unproven or semi-proven territory.

Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.

Farm Out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.

Fixed Price Swap	A derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of oil or natural gas over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gross Acre	The number of acres in which the Company owns any working interest.

Gross Producing Well	A well in which a working interest is owned and is producing oil or gas. The number of gross producing wells is the total number of wells producing oil or gas in which a working interest is owned.

Gross Well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil and gas property under lease, in which the lease continues to be in force, because of production from the property.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-Fill Wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.

Oil and Gas Lease	A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil and gas. An oil and gas lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs	The expenses of producing oil and gas from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil and gas.

MCF	An abbreviation for one thousand cubic feet of natural gas.

Net Acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.

Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.

Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other non-operating interests have been taken out of production for a well(s).

Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners’ behalf.

Overriding Royalty	Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Probable Reserves	Probable reserves are additional reserves that are less certain to be recovered than proved reserves but which, together with Proved reserves, are as likely as not to be recovered.

Proved Developed Reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a) (2-4) of Regulation S-X.

Proved Developed Non-Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells or from future production increases resulting from the effects of water flood operations.

Proved Reserves	Proved reserves are estimated quantities of crude oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved Undeveloped Reserves	Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a) (2-4) of Regulation S-X.

PV10	PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” on page 33 for a reconciliation to the comparable GAAP financial measure.

Reactivation	After the initial completion of a well, the action and techniques of reentering the well and redoing or repairing the original completion to restore the well’s productivity.

Recompletion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil and gas, and a cap rock that prevents its escape.

Secondary Recovery	The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are natural gas injection and water flooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil and gas from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Stock Tank Barrel or STB	A stock tank barrel of oil and gas is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped Acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil and gas reservoir pool their individual interests in return for an interest in the overall unit.

Water flood	The injection of water into an oil and gas reservoir to “push” additional oil and gas out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a water flood.

Water Supply Wells	A well in which fluids are being produced for use in a water injection well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil and gas lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil and gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and gas.

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

Risks Related to Recent Developments

Our 2015 oil and gas reserve report shows a material decline in our estimated reserves, which will have adverse implications to our business.

Our 2015 oil and gas reserve report shows a material decline in our estimated reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. For example, estimates of quantities of proved reserves and their PV10 value are affected by changes in crude oil and gas prices, because estimates are based on prevailing prices at the time of their determination. Further, reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.

The reduction in our reserve estimates is likely to change the schedule of future production and development drilling that was contemplated in our 2014 and 2013 reserve reports. Reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered. Furthermore, estimates of quantities of proved reserves and their PV10 value may be affected by changes in crude oil and gas prices because the Company’s estimates are based on prevailing prices at the time of their determination.

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our existing and future debt agreements could create issues as principal and interest payments become due and the debt matures that will threaten our ability to continue as a going concern.  On April 1, 2016 we informed our lender that we would cease making our mandatory monthly borrowing base reduction payments, and we did not make the required April 1, 2016 payment, putting us in default. On April 6, 2016, we made our mandatory quarterly interest payment, and on April 7, 2016 we entered into a Forbearance Agreement whereby our lender agreed to not exercise remedies and rights afforded it under our credit agreement for 30 days. If after such 30-day period we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the credit agreement governing our indebtedness, an event of default could result, which would permit acceleration of such debt and which could result in an event of default under and an acceleration of our other debt and would permit our lender to foreclose on any of our assets securing such debt. Any accelerated debt would become immediately due and payable. There is no assurance that our search for strategic alternatives or any particular actions with respect to refinancing existing indebtedness, extending the maturity of existing indebtedness or curing potential defaults in our existing and future debt agreements will be sufficient. The uncertainty associated with our ability to repay our outstanding debt obligations as they become due raises substantial doubt about our ability to continue as a going concern.

Our substantial indebtedness and liquidity issues may impact our business, financial condition and operations.

Due to our substantial indebtedness, liquidity issues and the potential for restructuring transactions, there is risk that, among other things:

•	it may become more difficult to retain, attract or replace key employees;
•	employees could be distracted from performance of their duties or attracted to other career opportunities; and
•	our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us

The occurrence of certain of these events has already negatively affected our business and may continue to have a material adverse effect on our business, results of operations and financial condition.

Our maximum borrowings under our credit facility are subject to reduction based upon a borrowing base calculation, which is re-determined using updated reserve reports. Because our 2015 reserve report shows a material reduction in reserves as discussed above, our borrowing base will likely be similarly reduced. Such a reduction would increase the amount we are overdrawn on our credit facility and could negatively impact waivers granted us for non-compliance with the financial covenants previously granted by our lenders.

Lenders may impose a plan requiring that we reduce the amount of that overdraft. Any such plan may include an adjustment in the interest rate on our secured credit facilities and a requirement increased amortizing payments. Any such plan would likely require, among other things, that we apply our net cash flow to repayment of the principal of our secured credit facilities, limit our ability to pay our ordinary operating expenses as they become due and limit our new production activities. All of those factors will adversely affect the results of our operations and our stock price.

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Further declines in the price of oil and natural gas will have a material adverse effect on our planned operations and financial condition. Additionally, the amount of any royalty payment we receive from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control.

We may continue to incur substantial write-downs of the carrying value of our oil and gas properties, which would adversely impact our earnings.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively. For the year ended December 31, 2014 there were no impairments resulting from the quarterly ceiling tests.

Our stock price has recently declined below $1.00 per share. If the average closing price of our common stock is less than $1.00 per share for a period of over 30 consecutive trading days, the NYSE could delist our common stock.

The NYSE requires that the average closing price of a listed company’s common stock not be less than $1.00 per share for a period of over 30 consecutive trading dates. Under NYSE rules, a company can avoid delisting, if, during the six month period following receipt of the NYSE notice and on the last trading day of any calendar month, a company’s common stock price per share and 30 trading-day average share price is at least $1.00. During this six month period, a company’s common stock will continue to be traded on the NYSE, subject to compliance with other continued listing requirements.

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

Risks Associated with our Debt Financing

Significant and prolonged declines in commodity prices have negatively impacted our borrowing base and our ability to borrow overall.

Our borrowing base, which is based on our oil and gas reserves, is subject to review and adjustment on a semi-annual basis and other interim adjustments. In March our borrowing base was reduced resulting in a “loan excess”. The “loan excess” was required to be eliminated through payment of a portion of the loan via monthly reductions. Cash collateralization of Letters of Credit obligations; or adding properties to the borrowing base sufficient to offset the “loan excess” may be required in the future.  A reduction in our borrowing base or the ability to borrow under our Credit Facility, combined with a reduction in cash flow from operations resulting from a decline in oil and gas prices, would likely require us to further reduce our capital expenditures and our operating activities.

Until we repay the full amount of our outstanding Credit Facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

On December 31, 2015, we had $18,600,000 of bank loans outstanding. If we defaulted on our obligations with respect to the secured debt, the lenders may enforce their rights as secured parties and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Our substantial indebtedness could make it more difficult for us to fulfill our obligations under our Credit Facility and, therefore, adversely affect our business.

On November 13, 2015, the Company entered into a Eleventh Amendment to Amended and Restated Credit Agreement (the “Eleventh Amendment”) with Texas Capital Bank. In the Eleventh Amendment, the Bank (i) waived certain provisions of the Credit Agreement, (ii) suspend certain hedging requirements, and (iii) to made certain other amendments to the Credit Agreement.

As of December 31, 2015, we had total indebtedness of $18,600,000 under the Credit Facility and our borrowing base was $18,600,000.  Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The Credit Facility also contains various affirmative covenants with which we are required to comply.  With the signing of the “Eleventh Amendment” on November 13, 2015 certain covenants were waived until December 31, 2016. With these covenants waived, we were incompliance with the affirmative covenant provisions of the Credit Facility. We may be unable to comply with some or all of these covenants in the future. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities; our indebtedness under these agreements would be in default and repayment of debt could be accelerated by our lenders.   If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Risks Associated with our Industry

Oil and gas prices are volatile. Future price volatility may negatively impact cash flows which could result in an inability to cover our operating and/or capital expenditures.

Our future revenues, profitability, future growth and the carrying value of our properties depend substantially on the prices we realize for our oil and gas production. Our realized prices may also affect the amount of cash flow available for operating and/or capital expenditures and our ability to borrow and raise additional capital.

Oil and gas prices are subject to wide fluctuations in response to relatively minor changes in or perceptions regarding supply and demand. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Among the factors that can cause this volatility are:

•	commodities speculators;
•	local, national and worldwide economic conditions;
•	worldwide or regional demand for energy, which is affected by economic conditions;
•	the domestic and foreign supply of oil and gas;
•	weather conditions;
•	natural disasters;
•	acts of terrorism and war;
•	domestic and foreign governmental regulations and taxation;
•	political and economic conditions in oil and gas producing countries, including those in the Middle East and South America;
•	impact of the U.S. dollar exchange rates on oil and gas prices;
•	the availability of refining capacity;
•	actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state controlled oil and gas companies relating to oil and gas price and production controls; and
•	the price and availability of other fuels.

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

Our operations are affected by local, national and worldwide economic conditions. Markets in the United States and elsewhere have been experiencing volatility and disruption for more than 5 years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. The consequences of a potential or prolonged recession may include a lower level of economic activity, decreasing demand for petroleum products and uncertainty regarding energy prices and the capital and commodity markets.

In addition, actual and attempted terrorist attacks in the United States, Middle East, Southeast Asia and Europe, and war or armed hostilities in the Middle East, the Persian Gulf, North Africa, Iran, North Korea or elsewhere, or the fear of such events, could further exacerbate the volatility and disruption to the financial markets and economies.

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

Approximately 28% of our total proved reserves as of December 31, 2015 consist of undeveloped reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2015 was $8.8 million, versus $64.3 million as of December 31, 2014.  Of the 2.6 million BOE of total proved reserves, approximately 39.0% are classified as proved developed producing, approximately 32.9% are classified as proved developed non-producing, and approximately 28.1% are classified as proved undeveloped.

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

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2015 were prepared by Cobb & Associates, Inc., an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Cobb & Associates, Inc. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

Development of our reserves, when established, may not occur as scheduled and the actual results may not be as anticipated. Drilling activity and lack of access to economically acceptable capital may result in downward adjustments in reserves or higher than anticipated costs. Our estimates will be based on various assumptions, including assumptions over which we have control and assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We have control over our operations that affect, among other things, acquisitions and dispositions of properties, availability of funds, use of applicable technologies, hydrocarbon recovery efficiency, drainage volume and production decline rates that are part of these estimates and assumptions and any variance in our operations that affects these items within our control may have a material effect on reserves.  The process of estimating our oil and gas reserves is extremely complex, and requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Our estimates may not be reliable enough to allow us to be successful in our intended business operations. Our actual production, revenues, taxes, development expenditures and operating expenses will likely vary from those anticipated. These variances may be material. In 2015 we had a carried interest in the drilling of two exploratory wells and we drilled no developmental wells.

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

We anticipate that a significant portion of our future reserves and our business plan will be associated with secondary recovery projects that are either in the early stage of implementation or are scheduled for implementation subject to availability of capital. We anticipate that secondary recovery will affect our reserves and our business plan, and the exact project initiation dates and, by the very nature of water flood operations, the exact completion dates of such projects are uncertain. In addition, the reserves and our business plan associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these water flood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, then the project may be uneconomic or generate less cash flow and reserves than we had estimated prior to investing the capital. Risks associated with secondary recovery techniques include, but are not limited to, the following:

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

In Kansas, we sold oil to three purchasers: Coffeyville Resources, MV Purchasing and Plains Marketing, LP. There are approximately five potential purchasers of oil in Kansas. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

We currently sell oil to Sunoco Logistics, Inc. in Texas. There are numerous purchasers in Texas, but increased production volumes from extensive shale drilling activity in the area could result in reduced purchases by several of our purchasers.

In Colorado we sold oil to two purchasers: ARM Energy Management LLC and Plains Marketing, LP. There are a number of potential purchasers of our oil in Colorado but increased production volumes from the DJ basin could result in reduced purchases by our purchasers. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

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

To achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into derivative contracts through December 31, 2016 for approximately 84,000 barrels of crude oil.  The settlement of and the mark to market of these contracts could result in both realized and unrealized hedging losses. For the year ended December 31, 2015, we incurred net realized and unrealized gains of approximately $2,500,000. The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we may utilize may be based on posted market prices, which may differ significantly from the actual crude oil prices we realize in our operations.

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

Risks Associated with our Stock

We have ceased paying dividends on our Series A preferred stock, causing the trading price of the preferred stock to dramatically decline

On November 4, 2015, we announced that we would not be declaring the monthly dividend for the month of November 2015 on our 10.00% Series A Cumulative Redeemable Perpetual Preferred Stock in order to preserve our cash resources. We have not declared the monthly dividend since, and do not expect to do so in the near future. The failure to declare and pay monthly dividends on our preferred stock caused its trading price to decline substantially.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 4,367,140 shares or 54.1% of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2015, and 54.2% of the outstanding shares of common stock, options and derivatives that could have been converted to common stock as of the filing of this Annual Report on Form 10-K. Such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

Two of our Directors, Ryan A. Lowe and Lance W. Helfert, serve on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management is the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Asset Management’s principals also manage Montecito Venture Partners, LLC. West Coast Opportunity Fund was dissolved in 2015 and EnerJex common and preferred shares were distributed to the owners of West Coast Opportunity Fund, LLC. Montecito Venture Partners, LLC beneficially owned 7% of our common stock and .7% of our Series A preferred stock at December 31, 2015. Currently they own 7% of our common stock and .7% of our Series A preferred stock.

In addition, we engage from time to time in transactions with certain of these significant stockholders.

As stated above, Montecito Venture Partners affiliates of our directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2015, 7% of our common stock and .7% of our Series A preferred stock. The interests of Montecito Venture Partners, and their affiliates, may differ from those of our other stockholders.  Montecito Venture Partners, and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers’ or customers’ businesses.

Montecito Venture Partners was a party to an irrevocable voting and proxy agreement, by which Montecito Venture Partners granted to West Coast Asset Management, Inc. a proxy to vote Montecito Venture Partners shares with regard to the election of our board of directors. On March 23, 2015, the irrevocable voting and proxy agreement was terminated pursuant to written agreement.

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

Our common stock and our Series A preferred stock trade on the NYSE MKT under the symbol “ENRJ,” and “ENRJ.P,” respectively but trading volume has been minimal. Therefore, the market for our common stock is limited. The trading price of our stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy with regard to our common stock is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, investment opportunities and restrictions contained in current or future financing instruments, including the consent of debt holders and holders of Series A Shares, if applicable at such time, and other factors our Board of Directors deems relevant.

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

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock trades on the NYSE MKT under the symbol “ENRJ.” The following table lists the quotations for the high and low sales prices of our common stock for the years ended December 31, 2014 and December 31, 2015. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

	High	Low
Year Ended December 31, 2014
Quarter ended March 31, 2014	$8.55	$7.05
Quarter ended June 30, 2014	$9.10	$6.75
Quarter ended September 30, 2014	$7.70	$5.91
Quarter ended December 31, 2014	$6.22	$2.00
Year Ended December 31, 2015
Quarter ended March 31, 2015	$3.44	$1.21
Quarter ended June 30, 2015	$2.19	$1.25
Quarter ended September 30, 2015	$1.53	$.49
Quarter ended December 31, 2015	$.93	$.30

Holders

As of March 30, 2016, there were 357 holders of record of our common stock, and 12 holders of record of our Series A preferred stock.

Dividends

We have never paid or declared any cash dividends on our common stock. Through October 2015, we paid a monthly dividend of $.20833 per share or $2.50 annual dividend per share on the Company’s non-convertible 10.0% Series A Cumulative Redeemable Perpetual Preferred Stock. On November 4, 2015 the Company suspended the monthly dividend for the month of November 2015 on its 10.00% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) in order to preserve its cash resources. Payment of future dividends on the Series A Preferred Stock will be determined by the Company’s Board of Directors.

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

We do not expect to pay any cash dividends on our common stock in the foreseeable future. Additionally, we are contractually prohibited by the terms of our outstanding debt from paying cash dividends on our common stock. Payment of future dividends on common stock, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, including the consent of debt holders and holders of Series A Shares, if applicable at such time, and other factors our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of fiscal year ended December 31, 2015, regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Number of shares
	Number		remaining available for
	of shares to be issued		future issuance under
	upon exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding shares
	warrants and rights	outstanding options,	reflected in column (a)
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by stockholders	288,331	$10.17	427,157

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should read in conjunction with the other sections of this Annual Report on Form 10-K, including “Items 1 and 2. Business and Properties” and “Item 8: Financial Statements and Supplementary Data”. This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will”, “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investments opportunities; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our principal strategy is to develop, acquire, explore and produce domestic onshore oil and gas properties. Our business activities are currently focused in Kansas, Colorado, Nebraska, and Texas.

Results of Operations

The following table presents selected information regarding our operating results from continuing operations.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014	Difference
Oil & gas revenues (1)
Crude oil revenues	$4,525,089	$13,257,608	$(8,732,519)
Average price per Bbl	44.24	84.40	(40.16)
Natural gas revenues	353,633	1,035,759	(682,126)
Average price per Mcf	1.88	3.18	(1.30)
Expenses:
Lease operating expenses (2)	4,501,940	6,762,248	(2,260,308)
Depreciation, depletion and amortization (3)	1,108,039	3,259,442	(2,151,403)
Impairment of oil and gas properties	48,930,087	-	48,930,087
Total production expenses	54,540,066	10,021,690	44,518,376
Professional fees (4)	680,860	987,229	(306,369)
Salaries (5)	1,927,552	1,479,688	447,864
Depreciation - other fixed assets	203,407	289,803	(86,396)
Administrative expenses (6)	636,459	790,572	(154,113)
Total expenses	$57,988,344	$13,568,982	$44,419,362

(1) 2015 crude oil revenues decreased $8.7 million or 66% to 4.5 million from $13.3 million in fiscal 2014.  The decrease was due primarily to the dramatic decline in crude oil prices. Realized oil prices dropped $40.16 or 48% during 2015 from an average of $84.40 per bbl in 2014 to an average of $44.24 per bbl in 2015. Declining prices accounted for $6.3 million of the $8.7 million drop in crude oil revenues. A decrease in production volumes in 2015 accounted for the remaining $2.4 million of the $8.7 million decrease in revenues. Volumes decreased by approximately 54,800 bbls or 35% to 102,289 bbls in 2015 compared to production of 157,089 bbls in 2014.  Approximately 66 % of the drop in production was related to the sale of our Cherokee project asset in 2015. 2015 natural gas revenues decreased $.7 million to $354 thousand from $1.0 million in 2014. The decrease was due to primarily to lower natural gas prices in 2015. Natural gas prices decreased $1.30 per mcf or 41% from an average price of $3.18 in 2014 to an average price of $1.88 in 2015. The drop in prices contributed $400 thousand of the overall $.7 million decrease in revenues and a decrease in production volumes accounted for the remaining $300 thousand decrease in revenues. Natural gas volumes decreased approximately 137,500 mcf or 42% in 2015 from 326,000 mcf in 2014 to 188,500 mcf in 2015.

(2) 2015 lease operating expenses decreased $2.3 million or 33% to $4.5 million from $6.8 million in 2014. However, lease operating expenses per boe increased 5% or $1.69 to $33.67 in 2015 from $31.99 per boe in 2014.

(3) The depletion expense decrease is due primarily to the impairment of oil and gas properties necessitated by SEC quarterly ceiling tests. The Company reviews the carrying value of oil and gas properties under the full cost method of accounting which dictates that the net book value of oil and gas properties, less deferred income taxes, may not exceed a calculated “ceiling.” Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected in the statement of operations. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively. As a result of these write downs 2015 depletion expense decreased approximately $2.2 million to $1.1 million.

(4) Professional fees decreased 31% or $306 thousand from $987 thousand in 2014 to $681 thousand in 2015. Investor relation expenditures decreased $202 thousand and legal fees were cut by $197 thousand. These decreases were partially offset by increases in audit and third party engineering costs.

(5) Salaries increase 30% or $448 thousand. The increase was due primarily to the inclusion of full year salaries of new employees in 2015 not include in 2014 due to hiring’s in the fourth quarter of 2014, termination and severance pay to Kansas based employees and an increase in the Company’s accrual of PTO due to decreased vacations and personal time off taken in 2015 compared to 2014.

(6) Administrative expenses decreased $154 thousand or 20%. The decrease was due primarily to decreased spending on insurance, $112 thousand, IT, telecommunication and software, $85 thousand and office supplies, meals, travel and entertainment $46 thousand. These decreases were partially offset by an increase in public company compliance fees paid to the SEC of approximately $88 thousand.

Reserves

	Year Ended	Year Ended
	December 31,	December 31,
Proved Reserves	2015	2014
Total proved PV10 (present value) of reserves	$8,769,970	$64,318,700
Total proved reserves (BOE)	$2,574,860	$4,400,180
Average Price (per bbl)	$50.28	$85.27
Average Price (per mcf)	$2.58	$3.52

Of the 2.6 million BOE of total proved reserves, approximately 39.0% are classified as proved developed producing, approximately 32.9% are classified as proved developed non-producing, and approximately 28.1% are classified as proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2015. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Cobb & Associates Inc., our independent petroleum consultants. For additional information regarding our reserves, please see Note 13 to our audited financial statements for the fiscal year ended December 31, 2015.

Summary of Proved Oil and Gas Reserves

December 31, 2015

	Gross				Net

		Natural Gas		Oil		Natural Gas		Oil
	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10(1)
Proved Reserves Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s	(before tax)
Proved, Developed	1,739,160	62,080	5,292,310	2,683,290	1,329,140	48,930	2,842,970	1,851,900	7,027,000
Proved, Undeveloped	196,860	-	4,176,000	892,860	152,610	-	3,422,170	722,970	1,743,000
Total Proved	1,936,020	62,080	9,468,310	3,576,150	1,481,740	48,930	6,265,140	2,574,860	8,770,000

In 2015 the Company invested approximately $250,000 in its oil and gas properties. These reduced expenditures were primarily in response to extremely low commodity prices. The Company has $7.4 million of current asset on hand, approximately $3.7 million of unrealized hedge gains and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed no instances of reserves that have not been developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, it borrowed $.5 million from its bank in January 2015 and has the ability to joint venture any of its assets.

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

	As of December 31,	As of December 31,
	2015	2014
PV10 (before tax)	$8,769,970	$64,318,782
Future income taxes, net of 10% discount	$-	$(1,614,931)
Standardized measure of discounted future net cash flows	$8,769,970	$62,703,851

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales and the issuance of equity securities. Due to the dramatic deterioration of oil prices, the resulting decline in our reserves as reflected in our reserve report which caused a corresponding reduction in our borrowing base, and the recent issuances of equity securities from our “shelf” registration, it will be more difficult in 2016 to use our historical means of meeting our capital requirements to provide us with adequate liquidity to fund our operations and capital programs. Accordingly, the Company has chosen to preserve liquidity by not devoting capital to its oil and gas properties, while minimizing expenditures for operating, general and administrative expenses. With positive working capital, we will be positioned to capitalize on increases in commodity pricing when such changes occur.

The following table summarizes total current assets, total current liabilities and working capital at year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	Difference
Current Assets	$7,213,213	$7,411,168	$(197,955)
Current Liabilities	$4,260,559	$4,139,356	$(121,202)
Working Capital (deficit)	$2,952,654	$3,271,812	$(319,157)

Senior Secured Credit Facility

On October 3, 2011, the Company, DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC (“Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (“Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank’s prime rate. The Floating Rate shall mean, at Borrower’s option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company’s Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

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

On November 13, 2015, the Company entered into a Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspend certain hedging requirements, and (iii) to make certain other amendments to the Credit Agreement.

Our current borrowing base is $18,600,000, of which we had borrowed $18,600,000 as of December 31, 2015. The interest rate on amounts borrowed under our credit facility during 2015 was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed was approximately 3.3%. This facility expires on October 3, 2018.

Satisfaction of our cash obligations for the next 12 months

We intend to meet our near term cash obligations through the monetization of derivative contracts, assets sales and cash flow generated from operations. Due to the declines in oil prices, the resulting decline in our reserves caused a corresponding reduction to our borrowing base, and recent issuances of equity securities from our “shelf” registration, it will be more difficult in 2016 to use our historical means to meet our cash obligations in the next twelve months.

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

Significant changes in the number of employees

We currently have 16 full-time employees including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively. For the year ended December 31, 2014 there were no impairments resulting from the quarterly ceiling tests.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income. In 2015 the Company sold its Cherokee project assets located in Kansas for net proceeds of $2,867,305. At the time of the sale the reserve quantities made up approximately 6.7% of total reserve quantities. Accordingly, the net proceeds reduced the carrying value of our oil and gas properties.

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

ITEM 9B. OTHER INFORMATION.

On October 3, 2011, we entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks (“Bank”) that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement was to be used to refinance a prior outstanding revolving loan facility with TCB dated July 3, 2008, and for working capital and general corporate purposes. On August 15, 2014 we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. Among other things the Eighth Amendment extended the maturity of the Agreement by three years to October 3, 2018. On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. Among other things the Tenth Amendment established the requirement of monthly borrowing base reductions commencing September 1, 2015 and continuing on the first of each month thereafter.

On April 1, 2016 we informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment.

We made our mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement (dated as of April 4, 2016), whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. We are using this 30-day to pursue strategic alternatives and discuss terms with the Bank.

The description of the Forbearance Agreement is qualified in its entirety, and the terms are incorporated herein, by reference to the Forbearance Agreement, the form of which is filed as Exhibit 10.28 hereto.

We access a number of data bases and utilizes several consultants to monthly prepare commodity price projections used in our cash forecasting models. The models indicate we will have sufficient cash to satisfy obligations as they become due through the end of the first quarter of 2017 if we cease to make the principle reduction called for by the Tenth Amendment to the Credit Agreement. If we do not obtain a waiver of this requirement during the 30-day forbearance period, we will be in default under the Credit Agreement and the Bank may accelerate the repayment of our debt.

In addition, if actual commodity prices are less than our forecast we would not have enough cash to meet obligations as they become due. If this occurs we may suspend quarterly interest payments, restructure, amend or refinance existing debt through private options or seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

If we are unable to find strategic alternatives to our debt structure or restructure our current obligations under our existing outstanding debt and preferred stock instruments, and address near-term liquidity needs, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

Under certain circumstances, it is also possible that our creditors may file an involuntary petition for bankruptcy against us.

All these factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Board Committee(s)(1)
Robert G. Watson, Jr.	39	President, Chief Executive Officer, and Director	None
Ryan A. Lowe	35	Director, Senior Vice President of Corporate Development	Audit
James G. Miller	67	Director	Audit (Chairman)
Richard E. Menchaca	49	Director	GCNC (Chairman); Audit
Lance W. Helfert	42	Director	GCNC
Douglas M. Wright	63	Chief Financial Officer	None
David L. Kunovic	64	Executive Vice President	None
Kent A. Roach	50	Executive Vice President	None

(1)	“Executive” means the Executive Committee of the Board of Directors. “GCNC” means the Governance, Compensation Nominating Committee of the Board of Directors. “Audit” means the Audit Committee of the Board of Directors.

Robert G. Watson, Jr.  Mr. Watson has served as President, Chief Executive Officer, and Secretary since December 31, 2010. Prior to joining EnerJex, he co-founded Black Sable Energy, LLC, approximately 5 years ago and served as its Chief Executive Officer. During his tenure at Black Sable, Mr. Watson was responsible for the company’s acquisition and development of two grassroots oil projects in South Texas, both of which were partnered with larger oil and gas companies on a promoted basis. Prior to founding Black Sable, he was a Senior Associate at American Capital, Ltd. (NASDAQ: ACAS), a publicly traded private equity firm and global asset manager with more than $100 billion of total assets under management. Mr. Watson began his career in the Energy Investment Banking Group at CIBC World Markets and subsequently founded and served as the Managing Partner of Centerra Energy Partners, LLC. Mr. Watson’s experience in acquiring and developing oil projects, his knowledge of financial markets, and his managerial and leadership abilities that he has demonstrated while serving as the Company’s President and Chief Executive Officer and as chief executive officer for Black Sable Energy, LLC, led to the board’s conclusion that he should serve as a director.

Ryan A. Lowe. Mr. Lowe served as Senior Vice President of Corporate Development since 2011, resigning this position on August 15, 2015. He has served as a Director since December 31, 2010. Mr. Lowe is the Chief Investment Officer of West Coast Asset Management, Inc., a registered investment advisor that has invested more than $200 million in the oil and gas industry on behalf of its principals and clients since 2000. He formerly served as a director and chairman of the audit committee for Black Raven Energy, Inc., before we acquired Black Raven in September 2013. Mr. Lowe is a CFA charterholder. His experience in business and finance and his experience as a director and chairman of the audit committee of a company in the oil and gas industry led to the board’s conclusion that he should serve as a director.

James G. Miller. Mr. Miller has served as a Director since December 31, 2010. Mr. Miller retired in 2002 after serving as the Chief Executive Officer of Utilicorp United, Inc.’s business unit responsible for the company’s electricity generation and electric and natural gas transmission and distribution businesses, which served 1.3 million customers in seven mid-continent states. Utilicorp traded on the New York Stock Exchange, and the company was renamed Aquila in 2002. In 2007, Utilicorp’s electricity assets in northwest Missouri were acquired by Great Plains Energy Incorporated (NYSE: GXP) for $1.7 billion, and its natural gas properties and other assets were acquired by Black Hills Corporation (NYSE: BKH) for $940 million. Mr. Miller joined Utilicorp in 1989 through its acquisition of Michigan Gas Utilities, for which he served as the president from 1983 to 1991. Mr. Miller also is a member of the board of directors of Guardian 8 Holdings. He currently serves as Chairman of The Nature Conservancy, Missouri Chapter, for which he has been a Trustee for the past 12 years. Mr. Miller’s experience as a chief executive officer and president, as well as his experience from serving as a board member, led to the board’s conclusion that he should serve as a director.

Lance W. Helfert. Mr. Helfert has served as a Director since December 31, 2010. Mr. Helfert is the President and a co-founder of West Coast Asset Management, Inc. (WCAM), a registered investment advisor located in Montecito, California. Prior to co-founding WCAM, he managed a portfolio at Wilshire Associates and was involved in a full range of financial strategies at M.L. Stern & Co. Mr. Helfert is a co-author of The Entrepreneurial Investor: The Art, Science and Business of Value Investing, a book published by John Wiley & Sons. He has been featured in Kiplinger’s Personal Finance, Forbes, Barron’s, Fortune Magazine, and the Market Watch for his unique market prospective. In addition, Mr. Helfert has been a frequent guest commentator on CNBC and the Fox Business networks. Mr. Helfert has also served on the board of directors for Junior Achievement of Southern California and the Tri-Counties Make-A-Wish Foundation. Mr. Helfert’s knowledge of the capital markets, coupled with his knowledge and understanding of finance and financial reporting led the board to conclude that he should serve as a director.

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

David L. Kunovic.  Mr. Kunovic joined Black Raven Energy, Inc. on October 1, 2010 as Vice President of Exploration managing all phases of geologic and geophysical exploration and development activity for the company. Mr. Kunovic has over 34 years of experience as an exploration geologist, including 11 years as President of Kachina Energy, Inc., managing geologic and geophysical projects for several independent oil companies. He has also held positions as Vice President of Exploration for Canyon Energy, Inc. from 1994 – 2000 managing all exploration activities for the Rocky Mountain region; Petroleum Incorporated from 1991 – 1994 as Exploration Manager for all US exploration; Newport Exploration from 1984 – 1991 as Exploration Manager Rocky Mountain region; Apache Corporation from 1980 – 1984 as Senior Geologist working the Powder River and Denver Basins and Union Texas Petroleum from 1978-1980 as geologist — Rocky Mountain Basins. Mr. Kunovic holds a Bachelor’s degree in Geology from the University of Colorado and also completed Masters level course work in Environmental Engineering and Groundwater at the University of Colorado.

Kent A. Roach.   Mr. Roach joined EnerJex in October 2014 as Executive Vice President of Engineering. In this role, Mr. Roach will focus on designing and executing a broad range of IOR and reservoir management related opportunities for both existing and future oil and gas assets. Additionally, he will provide technical guidance and oversight for multiple engineering and operational functions from an executive level. Prior to joining EnerJex, he worked primarily in reservoir engineering roles at Occidental, Exxon Mobil, and various other North American E&P companies. He has diverse subsurface experiences in reservoir simulation, geologic modeling, formation evaluation, pressure transient analysis, acquisitions and divestments, and reserve studies. His worldwide experience includes large-scale Middle East carbonate development planning, tight oil & gas deliverability and appraisal, unconventional shale plays, and exploration phase portfolio analysis. Mr. Roach holds a Bachelor of Science in Petroleum Engineering degree from the University of Missouri-Rolla.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2015, and the year ended December 31, 2014, for our chief executive officer, chief financial officer and other highly compensated executive officers. We refer to these persons as our named executive officers elsewhere in this report.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Robert G. Watson, Jr.
President, Chief Executive Officer	2015	$225,000	$—	$—	$—	$—	$225,000
	2014	$225,000	$—	$—	$76,900	$—	$301,900
Douglas M. Wright
Chief Financial Officer	2015	$185,000	$—	$—	$63,900	$—	$248,900
	2014	$168,000	$—	$—	$95,800	$—	$263,800
David L. Kunovic
Executive Vice President	2015	$220,000	$—	$—	$94,700	$—	$314,700
	2014	$168,000	$—	$—	$94,700	$—	$262,700
Kent A. Roach
Executive Vice President	2015	$220,000	$—	$—	68,600	$—	288,600
	2014	$45,127	$—	$—	$—	$—	45,127
Ryan A. Lowe
Senior Vice President	2015	$50,000	$—	$—	$—	$—	$50,000
	2014	$80,000	$—	$—	$—	$—	$80,000

Equity Compensation Plans

We currently have three equity compensation plans, each of which has been approved by our stockholders. Any outstanding stock options issued under our prior equity compensation plans remain effective in accordance with their terms. Officers (including officers who are members of the board of directors), directors, employees and consultants are eligible to receive options under our stock option plans.

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

2000/2001 Stock Option Plan

The Board of Directors approved our 2000/2001 Stock Option Plan on September 25, 2000, and our stockholders ratified the plan.

Summary of the 2000/2001 Stock Option Plan

Administration of Plan; Board Authority to Select Grantees and Determine Awards .  The Plan shall be administered by our board of directors. The Board shall have the power and authority to grant awards consistent with the terms of the Plan. The board may delegate this authority to a compensation committee of the board.

Stock Issuable Under the Plan; Mergers; Substitutions .  The total number of options that can be granted under the plan is 13,333 shares and all such shares were previously granted to the former chief executive officer, C. Stephen Cochennet. On August 3, 2009, we exchanged these outstanding options for 13,333 shares of restricted common stock. Therefore, all 13,333 shares reserved for issuance under this plan are available again for issuance.

Eligibility ..  Grantees under the Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options.   Any stock option granted under the Plan shall be in such form as the board may from time to time approve. Stock options granted under the Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of us or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price .  Non-qualified stock options will be granted by the board of directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

Option Term .  Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. Generally, all options under this plan terminate 90 days after a change of control if the option holder is terminated other than for cause.

Amendments and Termination .  The board may, at any time, amend or discontinue the Plan. We must obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the Plan if doing so would impair the rights of any holder, unless both the holder and the Plan’s administrator agree in writing and sign the writing. The 2000 – 2001 Plan terminated on September 25, 2010, and no further options will be granted under this plan after that date.

The 2002 – 2003 Stock Option Plan/Stock Incentive Plan

The Board of Directors approved the EnerJex Resources, Inc. Stock Option Plan on August 1, 2002 (the “2002 – 2003 Stock Option Plan”). We had previously granted 15,900 options under this plan. On August 3, 2009, we exchanged all 15,900 outstanding options for 3,980 shares of our restricted common stock. In addition, we granted 10,116 shares of restricted common stock under the Stock Incentive Plan to employees for fiscal 2009 bonuses and 3,953 shares to our officers and directors for the prior rescission of stock options in fiscal 2008.

Summary of the 2002/2003 Stock Option Plan

Administration of Plan; Board Authority to Select Grantees and Determine Awards .  The Plan shall be administered by our board of directors. The Board shall have the power and authority to grant awards consistent with the terms of the Plan.

Stock Issuable Under the Plan .  Originally, the total number of options that could be granted under the 2002 – 2003 Stock Option Plan was not to exceed 26,666 shares. In September 2007, our stockholders approved a proposal to amend and restate the 2002 – 2003 Stock Option Plan to increase the number of shares issuable to 66,666. On October 14, 2008, our stockholders approved a proposal to amend and restate the 2002 – 2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 66,666 to 83,333, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan.

Eligibility ..  Grantees under the Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options .  Any stock option granted under the Plan shall be in such form as the board may from time to time approve. Stock options granted under the Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of us or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price .  Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The governance, compensation and nominating committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted. However the price of an incentive stock option will not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all of our classes of stock.

Option Term .  Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. Generally, all options under this plan terminate 90 days after a change of control if the option holder is terminated other than for cause.

Restricted Stock .  Restricted stock will have full dividend, voting and other ownership rights, unless otherwise indicated in the applicable award agreement pursuant to which it is granted. If any dividends or distributions are paid in shares of common stock during the restricted period, the applicable award agreement may provide that such shares will be subject to the same restrictions as the restricted stock with respect to which they were paid.

Amendments and Termination .  The board may, at any time, amend or discontinue the Plan. We must obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the Plan if doing so would impair the rights of any holder, unless both the holder and the Plan’s administrator agree in writing and sign the writing. As amended, the 2002 – 2003 plan terminated on August 1, 2012, and no options will be granted under this plan after that date.

The 2013 Stock Incentive Plan

Our board of directors and stockholders have approved and adopted the EnerJex Resources, Inc., 2013 Stock Incentive Plan, which we refer to herein as the “Plan.”

Summary of the Plan

The following is a summary of certain principal features of the Plan.

Administration of Plan; Board Authority to Select Grantees and Determine Awards .  The Plan shall be administered by our board of directors. The Board shall have the power and authority to grant awards consistent with the terms of the Plan. The board may delegate this authority to a compensation committee of the board.

Stock Issuable Under the Plan; Mergers; Substitutions .  The number of shares of stock initially reserved and available for issuance under the Plan shall be 333,300 shares, subject to adjustment as provided in Section 3.1(b) of the Plan. Pursuant to Section 3.1(b), we will increase the number of shares reserved and set aside specially on each January 1 st by the lowest of the following: (i) five percent (5.0%) of the number of shares of stock issued and outstanding on the immediately preceding December 31 st , (ii) 33,333 shares, or (iii) such lesser number of shares as is determined by the board. For purposes of this limitation, the shares of stock underlying any awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the Plan. Subject to such overall limitations, shares of stock may be issued up to such maximum number pursuant to any type or types of award. The shares available for issuance under the Plan may be authorized but unissued shares of stock or shares of stock reacquired by us.

Eligibility ..  Grantees under the Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options .  Any stock option granted under the Plan shall be in such form as the board may from time to time approve. Stock options granted under the Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of us or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price .  The exercise price per share for the stock covered by a stock option shall be determined by the board at the time of grant but shall not be less than 100% of the fair market value on the date of grant. In the case of an incentive stock option that is granted to a 10% owner, the option price of such Incentive stock option shall be not less than 110% of the fair market value on the grant date.

Option Term .  The term of each stock option shall be fixed by the board, but no stock option shall be exercisable more than 10 years after the date the stock option is granted. In the case of an incentive stock option that is granted to a 10% owner, the term of such stock option shall be no more than 5 years from the date of grant.

Unrestricted and Restricted Stock Awards .  The board may, in its sole discretion, grant (or sell at par value or such higher purchase price determined by the board) an unrestricted stock Award or restricted stock award under the Plan. Unrestricted stock awards and restricted stock awards may be granted in respect of past services or other valid consideration, or in lieu of cash compensation due to such grantee.

Amendments and Termination .  The board may, at any time, amend or discontinue the Plan. We must obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the Plan if doing so would impair the rights of any holder, unless both the holder and the Plan’s administrator agree in writing and sign the writing. The 2013 plan terminates on June 6, 2023, and no options will be granted under this plan after that date.

Employment Agreements

Robert G. Watson, Jr. — Chief Executive Officer

On December 31, 2014, the Company entered into a second amended and restated employment agreement with Robert G. Watson, Jr. as Chief Executive Officer of the Company for a three-year period commencing December 31, 2014. The employment agreement provides (i) an annual base salary of $225,000 for 2015, $285,000 for 2016 and $300,000 for 2017, (ii) a target bonus of up to 40% of the annual base salary. Due to low commodity prices, Mr. Watson deferred payment of a portion of his 2016 salary of $285,000 until such time as current economic conditions and world commodity prices improve. His 2016 remuneration has continued at the 2015 level. The difference between $285,000 and his 2015 salary of $225,000 will be accrued by the Company as a liability.

Douglas M. Wright — Chief Financial Officer

On August 15, 2012, EnerJex and Douglas M. Wright, entered into an Employment Agreement pursuant to which we will employ Mr. Wright as our chief financial officer, (ii) we will pay to Mr. Wright base compensation of $140,000 plus such discretionary cash bonus as our chief executive officer determines to be appropriate, and (iii) if we terminate Mr. Wright’s employment without “Cause” (as defined in the Employment Agreement), then we will pay to Mr. Wright $35,000 as severance pay after six (6) months of employment.

Termination Under the Equity Plans

Under our 2000/2001 Stock Option Plan, if the person receiving the option (the optionee) ceases to be employed by us for any reason other than for disability or cause, the optionee’s options will expire not later than 3 months afterwards. During this 3 month period and prior to the time the option expires under the terms of the option, the optionee may exercise any option that we have granted to him, but only to the extent that the options were exercisable on the date of termination of his employment. Unless exercised during this period, these options will expire at the end of the 3 month period unless the options are to terminate sooner under the terms and conditions of the option. The decision as to whether a termination for a reason other than disability, cause or death has occurred is made by the board of directors, whose decision shall be final and conclusive. If an optionee ceases to be employed by us for reason of disability, the optionee’s options will expire not later than 1 year after the date that he or she is terminated. During this 1 year period and prior to the expiration of the option under its terms, the optionee may exercise any option granted to him, but only to the extent that the options were exercisable on the date of termination of his employment because of his or her disability. Except as so exercised, optionee’s options will expire at the end of the 1 year period unless the options are to terminate sooner under the terms and conditions of the option. The decision as to whether a termination by reason of disability has occurred is determined by the board.

Under our Amended and Restated 2002 – 2003 Stock Option Plan, if an optionee ceases to be employed by, or ceases to have a relationship with us for any reason other than for disability or cause, the optionee’s options will expire not later than three 3 months thereafter. During the three month period and prior to the expiration of the option by its terms, the optionee may exercise any option granted to him, but only to the extent such options were exercisable on the date of termination of his employment or relationship and except as so exercised, such options shall expire at the end of such three month period unless such options by their terms expire before such date. The decision as to whether a termination for a reason other than disability, cause or death has occurred are made by the governance, compensation and nominating committee, whose decision shall be final and conclusive, except that employment shall not be considered terminated in the case of sick leave or other bona fide leave of absence approved by us.

Under our 2013 Plan, if the optionee ceases to be employed by us for any reason other than for death, disability or cause, the optionee’s options will expire not later than 3 months afterwards. During this 3 month period and prior to the time the option expires under the terms of the option, the optionee may exercise any option that we have granted to him, but only to the extent that the options were exercisable on the date of termination of his employment. Unless exercised during this period, these options will expire at the end of the 3 month period unless the options are to terminate sooner under the terms and conditions of the option. The decision as to whether a termination for a reason other than disability, cause or death has occurred is made by the board of directors, whose decision shall be final and conclusive. If an optionee ceases to be employed by us for reason of death or disability, the optionee’s options will expire not later than 180 days after the date that he or she is terminated. During this 180 day period and prior to the expiration of the option under its terms, the optionee may exercise any option granted to him, but only to the extent that the options were exercisable on the date of termination of his employment because of his or her disability. Except as so exercised, optionee’s options will expire at the end of the 180 day period unless the options are to terminate sooner under the terms and conditions of the option. The decision as to whether a termination by reason of disability has occurred is determined by the board.

Termination Under the Employment Agreements

Termination Without Cause or Disability, Including a Change in Control

Under Mr. Watson’s employment agreement, if Mr. Watson is terminated not for cause or disability, we will pay (A) if the termination occurred before a change of control as described in the Employment Agreement, the continuation of his base compensation for 12 months, and (B) if that termination occurs after a change of control, the continuation of the base compensation for 24 months.

Under Mr. Wright’s employment agreement, if Mr. Wright is terminated not for cause or disability, we will pay Mr. Wright all accrued and unpaid wages, including for accrued and unused vacation time and any special bonus accrued through the date of termination. If Mr. Wright is terminated after February 15, 2014, he will also receive an additional sum of $35,000.

Termination Because of Disability

Under Mr. Watson’s and Mr. Wright’s employment agreements, if the employee is terminated because of disability, he is entitled to receive all accrued and unpaid wages, including for accrued and unused vacation time and any special bonus accrued through the date of termination.

Option Exercises for Fiscal 2015 and 2014

There were no options exercised by our Named Executive Officers in fiscal year 2015 and 2014.

 Outstanding Equity Awards at 2015 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officers as of the fiscal year ended December 31, 2015.

	Option Awards
		Number of	Number of	Number of
		Securities	Securities	Securities
		Underlying	Underlying	Underlying
		Unexercised	Unexercised	Unexercised	Option
		Options	Options	Unearned	Exercise	Option
	Fiscal	Exercisable	Un-exercisable	Options	Price	Expiration
	Year	(#)	(#)	(#)	($)	Date
Robert G. Watson, Jr.	2011	60,000	—	60,000	$6.00	12/31/2015
Douglas M. Wright	2012	50,000	—	50,000	$10.50	12/31/2022
David L. Kunovic	2013	37,500	12,500	50,000	$10.50	12/31/2023
Kent A. Roach	2014	27,083	22,917	50,000	$10.50	12/31/2019

Option Exercises for fiscal 2015

There were no options exercised by our named executive officers in 2015. See “Securities Authorized for Issuance under Equity Compensation Plans” for a description of our outstanding equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 8,423,936 shares of outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnerJex’s common stock.

		Percent of Outstanding
Name and Address of Beneficial Owner (1)	Number of Shares	Shares of Common Stock (2)
Robert G. Watson, Jr., CEO/President and Director (3)	326,667	3.9%
Ryan A. Lowe, Director (4)(5)	142,626	1.7%
Lance W. Helfert, Director (4)(5)	317,606	3.8%
James G. Miller, Director	154,956	1.8%
Richard E. Menchaca, Director	10,032	0.1%
Montecito Venture Partners, LLC (4)
1205 Coast Village Road
Montecito, California 93108	128,925	7.0%
Douglas M. Wright, Chief Financial Officer	70,000	0.8%
David L. Kunovic, Executive Vice President	45,911	0.5%
Kent A. Roach, Executive Vice President	29,164	0.3%
Alpha Capital Anstalt (6)
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein	832,259	9.9%
Natalie Orfalea	981,191	11.6%
Paul Orfalea	981,191	11.6%
Newman Family Trust	536,118	6.4%
Directors, Officers and Beneficial Owners as a Group		54.1%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Registrant, 4040 Broadway, Suite 508, San Antonio, Texas 78209.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes 266,667 shares held by RGW Energy, LLC, of which Mr. Watson is the sole member, and 60,000 shares under an option granted to Mr. Watson to purchase 60,000 shares of common stock at $6.00 per share.
(4)	Montecito Venture Partners, LLC is a controlled affiliate of West Coast Asset Management, Inc. Includes 6,745 shares of Series A Preferred Stock that is convertible into 6,745 shares of the Registrant’s common stock. Ryan A. Lowe and Lance W. Helfert are the Managers of Montecito Venture Partners, LLC, which directly owns all of the shares listed opposite its name in the table above. Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purposes.
(5)	Includes 128,925 owned by Montecito Venture Partners, LLC.
(6)	Includes 68,712 shares of our common stock issuable upon the exercise of warrants that are exercisable within 60 days held by Alpha Capital Anstalt (“ACA”). Does not include (a) 939,169 shares of our common stock issuable upon the exercise of warrants held by ACA, which warrants contain a customary 9.9% blocker provision and, thus, are not exercisable within 60 days, and (b) 1,701,716 shares of our common stock issuable upon the conversion of 1,242.17099 shares of our Series B Preferred Stock held by ACA, which preferred shares also contain a 9.9% blocker and, thus, are not convertible within 60 days. Based solely on a Schedule 13G filed with the SEC by ACA on March 16, 2015, ACA has sole voting power with respect to this common stock. Konrad Ackerman is the managing member of ACA and as such has voting and investment power over the securities owned by selling stockholder. Mr. Ackerman disclaims beneficial ownership over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We describe below transactions and series of similar transactions that have occurred during this fiscal year ended December 31, 2015 to which we were a party or will be a party in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($535,000); and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Under the corporate governance requirements of companies whose shares are listed for trading on the NYSE MKT, at least a majority of the members of the board of directors of each listed company must be “independent.” The EnerJex board of directors has determined that three of the five current directors — James G. Miller, Richard Menchaca, and Lance W. Helfert — are “independent directors” under the NYSE MKT listing requirements. The NYSE MKT listing requirements provide a non-exclusive list of persons who are not considered independent. For example, under these rules, a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the company, other than prior employment as an interim chairman or chief executive officer, would not be considered independent. No director qualifies as independent unless the EnerJex board of directors affirmatively determines that the director does not have a material relationship with the company that would interfere with the exercise of independent judgment. In making an affirmative determination that a director is an “independent director,” the EnerJex board of directors reviewed and discussed information provided by these individuals and by EnerJex with regard to each of their business and personal activities as they may relate to EnerJex and its management.

Board of Directors’ Meetings, Committees, Directors’ Compensation and Nominations

The EnerJex board of directors held 6 meetings during 2015. All of EnerJex’s directors attended 75% or more of the aggregate meetings of the EnerJex board of directors and all committees on which they served during 2015. Directors are encouraged, but not required, to attend the annual meetings of EnerJex’s stockholders.

Audit Committee and Financial Expert

The primary responsibilities of the audit committee include:

•	overseeing the combined company’s accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures on behalf of the board of directors and reporting the results or findings of its oversight activities to the board;

•	having sole authority to appoint, retain and oversee the work of our independent registered public accounting firm and establishing the compensation to be paid to the independent registered public accounting firm;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and pre-approving all audit services and permissible non-audit services to be performed for the Company by its independent registered public accounting firm as provided under the federal securities laws and rules and regulations of the SEC; and

•	overseeing our system to monitor and manage risk, and legal and ethical compliance programs, including the establishment and administration (including the grant of any waiver from) a written code of ethics applicable to each of the combined company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The audit committee will have the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Our audit committee consists of Mr. Miller, and Mr. Menchaca. The board of directors has determined that each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the NYSE MKT listing requirements and the rules and regulations of the SEC and is able to read and understand Fundamental Financial Statements as required by the NYSE MKT listing requirements. In addition, the board of directors has determined that Mr. Miller qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The audit committee met five times during the fiscal year ended December 31, 2015.

A copy of the audit committee charter is available on EnerJex’s website www.enerjex.com.

Governance, Compensation and Nominating Committee

The primary responsibilities of the Governance, Compensation and Nominating Committee include:

•	recommending to the board of directors for its determination the special salaries, incentive compensation, long-term incentive compensation, special or supplemental benefits or perquisites and any and all other compensation applicable to our chief executive officer and other executive officers;

•	reviewing and making recommendations to the board of directors regarding any revisions to corporate goals and objectives with respect to compensation for the company’s chief executive officer and other executive officers and establishing and leading a process for the full board of directors to evaluate the performance of our chief executive officer and other executive officers in light of those goals and objectives;

•	administering our equity-based compensation plans applicable to any employee of the Company and recommending to the board of directors specific grants of options and other awards for all executive officers and determining specific grants of options and other awards for all other employees, under the company’s equity-based compensation plans;

•	reviewing and discussing with the chief executive officer and reporting periodically to the board of directors plans for executive officer development and corporate succession plans for the chief executive officer and other key executive officers and employees;

•	specially reviewing and discussing with management the “Executive Compensation” and “Director Compensation” sections of our proxy statement in connection with our annual meeting of stockholders and based on such review and discussions making a recommendation to the board of directors as to whether the “Executive Compensation” and “Director Compensation” sections should be included in our proxy statement in accordance with applicable rules and regulations of the SEC and any other applicable regulatory bodies;

•	identifying individuals qualified to become board members;

•	recommending director nominees for each annual meeting of the stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

•	being aware of the best practices in corporate governance and developing and recommending to the board of directors a set of corporate governance standards to govern the board of directors, its committees, the company and its employees in the conduct of the business and affairs of the company;

•	developing and overseeing the special board and board committee evaluation process; and

•	establishing and leading a process for determination of the compensation applicable to the non-employee directors on the board.

The governance, compensation and nominating committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

The governance, compensation and nominating committee consists of Mr. Menchaca, Mr. Miller and Mr. Helfert.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with the board or a particular director may send a letter to the secretary of EnerJex at: 4040 Broadway, Suite 508, San Antonio, Texas 78209. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder and clearly state whether the intended recipients are all members of the board or just certain specified individual directors. The secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Board Leadership Structure and Role in Risk Oversight

The board of directors does not have a separate risk oversight body. Instead, the EnerJex board has overall responsibility for risk oversight, including, as part of regular board and committee meetings, general oversight of executives’ management of risks relevant to us. In overseeing risks, the board seeks to understand the material risks, including financial, competitive, and operational risks, we face and the steps management is taking to manage those risks. It also has the responsibility for understanding what level of risk is appropriate. The board of directors reviews our business strategy and determines what constitutes an appropriate level of risk for EnerJex.

While the full EnerJex board has overall responsibility for risk oversight, the board has delegated oversight responsibility related to certain risks to its two committees. The audit committee, under its charter, has been delegated the responsibility of reviewing and discussing with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures (including management’s risk assessment and risk management policies). EnerJex’s governance, compensation and nominating committee is responsible for considering risks within its areas of responsibility. The board does not believe that our compensation policies encourage excessive risk-taking, as the compensation plans are designed to align our employees with short- and long-term corporate strategy. Generally, our equity awards vest over several years, which the board has determined encourages our employees to act with regard to the long term interest of EnerJex and to focus on sustained stock price appreciation.

The board’s role in risk oversight has not had any effect on the board’s leadership structure.

Code of Ethics

EnerJex has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, as well as to directors, officers and employees of each subsidiary of EnerJex. A copy of the code of business conduct and ethics is available on EnerJex’s website at www.enerjex.com . If any substantive amendments are made to the code of business conduct and ethics or if EnerJex’s grants any waiver, including any implicit waiver, from a provision of the code to any of its officers and directors, EnerJex will satisfy any disclosure requirements of Form 8-K by disclosing the nature of such amendment or waiver on its website at www.enerjex.com ..

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, EnerJex’s amended and restated articles of incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws. EnerJex has agreed to indemnify its directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a director if he acted in good faith and in a manner he believed to be in EnerJex’s best interests.

Director Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2015 for each of our non-employee directors.

	Fees Earned	Stock	Option	All Other
	or Paid in Cash	Awards	Awards (2)	Compensation	Total
Name	$	$	$	$	$
James G. Miller	$-	$-	$6,800	$-	$6,800
Lance W. Helfert	$-	$-	$-	$-	$-
Richard E. Menchaca	$-	$-	$6,800	$-	$6,800

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM, LLP served as our principal independent public accountants for fiscal 2015 and 2014. Aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees (1)	$91,800	$140,512
Audit-Related Fees (2)	$20,500	$—
Tax fees (3)	$—	$—
All Other Fees	$—	$—
Total fees of our principal accountant	$112,300	$140,512

(1)	Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns.

Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. After engaging in this process, the members of the Board of Directors determined to approve or disapprove the engagement of the auditors for the proposed services. In fiscal 2015 and 2014, all fees paid to RBSM, LLP were unanimously pre-approved in accordance with this procedure.

Report of the Audit Committee

Our Audit Committee submits the following report:

The Audit Committee retains and oversees the Company’s independent registered public accountants, discusses and reviews with management accounting policies and financial statements, evaluates external and internal audit performance, investigates complaints and other allegations of fraud or misconduct by the Company’s management and employees and evaluates policies and procedures. The Audit Committee operates under a written charter adopted by the Board. The remainder of this report relates to certain actions taken by the Audit Committee in fulfilling its roles as they relate to ascertaining the independence of our registered public accountants and recommending the inclusion of the Company’s financial statements in its special report.

During fiscal 2015 and 2014, the Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee also met periodically with the independent registered public accounting firm to discuss the results of their examinations, the overall quality of the Company’s financial reporting and their evaluations of its internal controls.

The Audit Committee of the Board has received from the Company’s independent registered public accounting firm, written disclosures and the letter required by the Independence Standards Board’s Standard No. 1, “Independence Discussions with Audit Committees,” that discloses all relationships between the Company and RBSM, LLP that may be thought to bear on the independence of RBSM, LLP from the Company. The Audit Committee has discussed with the firm the contents of the written disclosure and letter as well as the matters required to be discussed by Statement on Auditing Standards No. 114. The Audit Committee has reviewed and discussed the audited financial statements of the Company for the years ended December 31, 2015 and 2014, with the Company’s management, which has primary responsibility for the financial statements.

In addition, the Audit Committee has received the written disclosures and the letter from RBSM, LLP required by relevant professional and regulatory standards and has discussed with the firm their independence from the Company and its management. In concluding that RBSM, LLP was independent for their respective audit periods, the Audit Committee considered, among other factors, whether the non-audit services provided by the firm were compatible with its independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Company’s audited financial statements be included in its report on Form 10-K for the fiscal year ended December 31, 2015 and 2014.

The foregoing report is furnished by the Audit Committee of the Board.

James G. Miller (Chairman)
Richard Menchaca

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. filed on August 16, 2006.
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).

10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015 (incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016*
21.1	Subsidiaries*
23.1	Consent of Cobb & Associates, Inc.*
23.2	Consent of MHA Petroleum Consultants, LLC*
23.3	Cobb & Associates Letter Report dated February 29, 2016*
23.4	MHA Petroleum Consultants Letter Report dated January 22, 2016*
24.1	Power of Attorney (included with signatures).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr., Chief Executive Officer

Date: April 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert G. Watson, Jr.	President, Chief Executive Officer,	April 11, 2016
Robert G. Watson, Jr.	(Principal Executive Officer), Secretary and Director

/s/ Douglas M. Wright	Chief Financial Officer (Principal Financial Officer)	April 11, 2016
Douglas M. Wright

/s/ Ryan A. Lowe	Director and Senior Vice President of Corporate Marketing	April 11, 2016
Ryan A. Lowe

/s/ Lance W. Helfert	Director	April 11, 2016
Lance Helfert

/s/ James G. Miller	Director	April 11, 2016
James G. Miller

/s/ Richard E. Menchaca	Director	April 11, 2016
Richard E. Menchaca

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

EnerJex Resources Inc.

We have audited the accompanying consolidated balance sheets of EnerJex Resources Inc. (“The Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerJex Resources Inc., as of December 31, 2015 and 2014 and the results of its operations, and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company is a going concern. As discussed in Note 2 of the financial statements, the Company failed to make the mandatory monthly borrowing base reduction payment on April 1, 2016. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

New York, New York

April 11, 2016

Las Vegas, NV   Kansas City, MO   Houston, TX   New York, NY   Washington DC

Mumbai, India   Athens, Greece   San Francisco, CA   Beijing, China

Member ANTEA INTERNATIONAL with offices worldwide

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014

Assets
Current Assets:
Cash	$3,101,682	$805,524
Accounts receivable	977,488	1,278,509
Derivative receivable	2,531,401	3,736,005
Inventory	144,327	248,218
Marketable securities	210,990	1,018,573
Deposits and prepaid expenses	247,325	324,339
Total current assets	7,213,213	7,411,168

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,658,073 and $1,945,607	1,995,010	2,404,703
Oil & gas properties using full cost accounting, net of accumulated DD&A of $14,935,386 and $13,827,347	11,706,939	64,263,272
Derivative receivable	-	985,746
Other non-current assets	919,239	993,207
Total non-current assets	14,621,188	68,646,928
Total assets	$21,834,401	$76,058,096

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$1,142,842	$3,042,835
Accrued liabilities	1,131,057	1,060,926
Current portion of long term debt	1,986,660	35,595
Total current liabilities	4,260,559	4,139,356

Non-Current Liabilities:
Asset retirement obligation	3,091,478	2,906,093
Long-term debt	16,625,000	23,011,660
Other long-term liabilities	390,937	-
Total non-current liabilities	20,107,415	25,917,753
Total liabilities	24,367,974	30,057,109

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
10% Series A Cumulative Redeemable Perpetual Preferred Stock, $.001 par value, 25,000,000 shares authorized; shares issued and outstanding and 938,248 at December 31, 2015 and 751,815 at December 31, 2014	938	752
Series B Convertible Preferred stock, $.001 par value, 1,764 shares authorized, issued and outstanding at December 31, 2015	2	-
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding – 8,423,936 at December 31, 2015 and 7,643,114 at December 31, 2014	8,424	7,643
Accumulated other comprehensive income	-	(552,589)
Paid in capital	68,848,944	63,825,998
Accumulated deficit	(71,391,881)	(17,280,817)
Total stockholders’ (deficit) equity	(2,533,573)	46,000,987
Total liabilities and stockholders’ (deficit) equity	$21,834,401	$76,058,096

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014

Crude oil revenues	$4,525,089	$13,257,608
Natural gas revenues	353,633	1,035,759
Total revenues	4,878,722	14,293,367

Expenses:
Direct operating costs	4,501,940	6,762,248
Depreciation, depletion and amortization	1,311,446	3,549,245
Impairment of oil and gas assets	48,930,087	-
Professional fees	680,860	987,229
Salaries	1,927,552	1,479,688
Administrative expense	636,459	790,572
Total expenses	57,988,344	13,568,982
Income from operations	(53,109,622)	724,385

Other income (expense):
Interest expense	(1,293,407)	(1,305,194)
Gain (loss) on mark to market of derivative contracts	(2,194,679)	6,073,960
Other income (loss)	4,675,854	(919,527)
Total other income (expense)	1,187,768	3,849,239
(Loss) income before provision for income taxes	(51,921,854)	4,573,624
Provision for income taxes	-	-

Net (loss) income	$(51,921,854)	$4,573,624

Net (loss) income	$(51,921,854)	$4,573,624
Preferred dividends	(1,798,274)	(1,392,035)
Net (loss) income attributable to common stockholders	$(53,720,128)	$3,181,589
Net (loss) income per common share basic and diluted	(6.50)	0.42
Weighted Average Shares	8,265,716	7,492,007

See Notes to Consolidated Financial Statements.

 EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

														Total
											Accumulated			Stockholders’
											Other			Equity EnerJex
	10% Series A Preferred Stock			Series B Preferred Stock			Preferred Stock		Common Stock		Comprehensive	Paid In	Retained	Resources
	Shares	Amount		Shares	Amount		Shares	Amount	Shares	Amount	Income	Capital	Deficit	Inc.
Balance, January 1, 2014		$			$		4,779,460	$4,780	7,307,158	$7,307	$(552,589)	$49,913,509	$(20,462,406)	$28,910,601
Stock issued for services									17,332	17		234,637		234,654
Stock based compensation												326,579		326,579
Issuance of 10% series A cumulative preferred stock and retirement of legacy preferred stock	751,815		752				(4,779,460)	(4,780)	318,624	319		13,351,273		13,347,564
Payment of preferred stock dividends													(1,392,035)	(1,392,035)
Net income for the year													4,573,624	4,573,624
Balance, December 31, 2014	751,815		752				-	-	7,643,114	7,643	(552,589)	63,825,998	(17,280,817)	46,000,987
Dividend received from Oakridge Energy											552,589			552,589
Stock issued for services	3000		3						17,500	18		23,979		24,000
Stock based compensation												396,124		396,124
Sale of common stock									763,322	763		824,643		825,506
Sale of series A preferred stock	183,433		183									2,014,410		2,014,593
Sale of series B preferred stock				1764		2						1,763,790		1,763,792
Preferred stock dividends													(2,189,210)	(2,189,210)
Net loss for the year													(51,921,854)	(51,921,854)
Balance, December 31, 2015	938,248		$938	1,764		$2	0	$0	8,423,936	$8,424	$0	$68,848,944	$(71,391,881)	$(2,533,573)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(51,921,854)	$4,573,624
Depreciation, depletion and amortization	1,311,446	3,549,245
Impairment of oil and gas assets	48,930,087	-
Stock, options and warrants issued for services	420,103	638,171
Accretion of asset retirement obligation	257,712	255,836
Settlement of asset retirement obligations	(2,244)	(102,930)
(Gain) loss on derivatives	2,190,350	(6,073,101)
Loss on sale of fixed assets	13,661	9,738
Adjustments to reconcile net (loss) income (used in) provided by operating activities:
Accounts receivable	301,021	1,183,237
Inventory	103,891	(9,424)
Deposits and prepaid expenses	77,014	(27,282)
Accounts payable	(1,899,993)	618,826
Accrued liabilities	70,131	(1,973,941)
Cash flows (used in) provided by operating activities	(148,675)	2,641,999

Cash flows from investing activities
Purchase of fixed assets	(7,876)	(298,903)
Oil and gas properties additions	(251,821)	(7,095,865)
Sale of oil and gas properties	2,867,305	987,939
Proceeds from sale of fixed assets	33,142	1,250
Dividend received from Oakridge Energy	1,360,172	-
Cash flows provided by (used in) investing activities	4,000,922	(6,405,579)

Cash flows from financing activities
Proceeds from sale of stock	4,603,812	13,347,564
Repayments of long-term debt	(4,935,595)	(14,035,595)
Borrowings on long-term debt	500,000	5,500,000
Preferred stock dividends paid	(1,798,274)	(1,392,035)
Deferred financing costs	73,968	(159,026)
Cash flows (used in) provided by financing activities	(1,556,089)	3,260,908
Increase (decrease) in cash and cash equivalents	2,296,158	(502,672)
Cash and cash equivalents, beginning	805,524	1,308,196
Cash and cash equivalents, end	$3,101,682	$805,524

Supplemental disclosures:
Interest paid	$840,513	$741,757
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Share-based payments issued for services	$420,103	$638,171
Preferred dividends payable	$390,936	$-

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the consolidated financial statements are: (1) oil and gas revenues and reserves; (2) depreciation, depletion and amortization; (3) valuation allowances associated with income taxes (4) accrued assets and liabilities; (5) stock-based compensation; (6) asset retirement obligations, (7) valuation of derivative instruments and (8) impairment of oil and gas assets.  Although management believes these estimates are reasonable, changes in facts and circumstances or discovery of new information may result in revised estimates.  Actual results could differ from those estimates.

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

Inventory

Inventories are comprised of crude oil held in storage and materials and supplies used in field operations. Crude oil inventories are valued at lower of cost or market, on a first-in, first out basis. Material and supplies are valued at lower of cost or market, based upon specific cost or by using a weighted average cost.

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

We have no liability for unrecognized tax benefits recorded as of December 31, 2015 and 2014. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statement of operations or consolidated balance sheet as of December 31, 2015. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2015 are the years ended December 31, 2012, 2013 and 2014. Tax years ending prior to 2012 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

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

Cash and Cash Equivalents

We consider all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows and other statements. We maintain cash on deposit, which, can exceeds federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk on cash and equivalents.

Revenue Recognition

Oil and gas revenues are recognized net of royalties when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collection of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

Fixed Assets

Property and equipment are recorded at cost. At December 31, 2015, Fixed Assets consisted of vehicles of $354,886, furniture and equipment of $552,288, building and leasehold improvements of $23,069 and gathering and compression systems of $2,722,839 as well as accumulated depreciation of vehicles $328,659, accumulated depreciation of furniture and fixtures of $478,578, accumulated depreciation of building and leasehold improvements of $13,342 and accumulated depreciation of gathering and compression systems of $837,494.

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

Depreciation is determined by the use of the straight-line method of accounting using the estimated lives of the assets (3-15 years).  Expenditures for maintenance and repairs are charged to expense.

Debt issue costs

Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt utilizing the straight-line method of amortization over the estimated life of the debt.

Oil & Gas Properties and Long-Lived Assets

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

Impairment of long-lived assets is recorded when indications of impairment are present. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value.  The carrying value of the assets is then reduced to their estimated fair value that is measured based on an estimate of future discounted cash flows.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively. For the year ended December 31, 2014 there were no impairments resulting from the quarterly ceiling tests.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income. In 2015 the Company sold its Cherokee project assets located in Eastern Kansas for net proceeds of $2,867,305. At the time of the sale the reserve quantities made up approximately 6.7% of total reserve quantities. Accordingly, the net proceeds reduced the carrying value of our oil and gas properties.

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

Major Purchasers

For the years ended December 31, 2015, and 2014 we sold our produced crude oil to ARM Energy Management, LLC, Coffeyville Resources Inc., Plains Marketing, L.P., MV Purchasing and Sunoco Logistics Inc. on a month-to-month basis and we sold our produced natural gas to United Energy Trading and Western Operating Company.

Marketable Securities Available for Sale

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses included in accumulated other comprehensive income and reported in stockholders’ equity. The difference between historical cost and market totaled $552,589 for the year ended December 31, 2014. For the year ended December 31, 2015 the Company received a dividend of $1,360,172. This receipt of cash was first applied to the other comprehensive loss reported in stockholders’ equity and then to the carrying value of the security reported in current assets. This resulted in a new carrying value of $210,990 for this security. The Company expects future distributions and estimates that the sum of future distributions to be in excess of the remaining book value.

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

For the year ended December 31, 2015, diluted net loss per share did not include the effect of 298,664 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be anti-dilutive.

For the year ended December 31, 2014, diluted net income per share did not include the effect of 231,332 shares of common stock issuable upon the exercise of outstanding stock options as their exercise price was above market value.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On October 3, 2011, the Company, entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks (“TCB” or “Bank”) that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement was to be used to refinance a prior outstanding revolving loan facility with TCB dated July 3, 2008, and for working capital and general corporate purposes. On August 15, 2014 the Company entered into an Eighth Amendment to the Amended and Restated Credit Agreement. Among other things the Eighth Amendment extended the maturity of the Agreement by three years to October 3, 2018. On August 12, 2015, the Company entered into a Tenth Amendment to the Amended and Restated Credit Agreement. Among other things the Tenth Amendment established the requirement of monthly borrowing base reductions commencing September 1, 2015 and continuing on the first of each month thereafter.

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period will be used by the Company to pursue strategic alternatives.

The Company accesses a number of data bases and utilizes several consultants to monthly prepare commodity price projections used in its cash forecasting models. The models indicate it will have sufficient cash to satisfy obligation as they become due through the end of the first quarter of 2017, if it ceases to make the principle reduction called for by the Tenth Amendment entered into by the Company on August 12, 2015. If actual commodity prices are less than forecasted the Company would not have enough cash to meet obligations as they become due. Should this occur the Company could suspend quarterly interest payments, restructure, amend or refinance existing debt through private options or seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Equity Transactions

Stock transactions in fiscal year ended December 31, 2015

On March 13, 2015, the Company issued in a registered offering 763,547 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the “Preferred Stock”) convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

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

On June 16, 2014, we adopted the Amended and Restated Certificate of Designation modifying the terms of our then-existing Series A preferred stock. Concurrently with filing of that Amended and Restated Certificate of Designation, the holders of our existing Series A preferred stock exchanged each outstanding share of such existing Series A preferred stock for (i) a number of shares of our common stock into which such Series A preferred stock was then convertible immediately prior to the exchange (318,630 shares in the aggregate), and (ii) 112,658 shares of Series A preferred stock which was equal to the quotient determined by dividing (x) that portion of the holder’s original Series A preferred stock purchase price that had not yet been paid in dividends, by (y) $23.75.

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

On December 31, 2010 we granted 60,000 options that vest ratably over a 48 month period and are exercisable at $6.00 per share to an Officer of the company. The term of the options is 5 years. The fair value of the options as calculated using the Black-Scholes model was $307,751.  The amount recognized as expense for the year ended December 31, 2015 was zero and for the year ended December 31, 2014 was $76,938.

2013 Stock Incentive Plan

The Board and stockholders approved the adoption of the 2013 Stock Incentive Plan (“Plan”). The Plan reserves 333,300 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. The Plan increases reserved shares annually based on plan provisions.

In 2015, we granted 67,332 options to employees and directors.  Fifty percent of these options vest one year after the date of the grant.  The remaining options vest ratably each month over a two year period.   The fair value of the option on the date of the grant calculated using the Black-Scholes model was $295,932 using the following weighted average assumptions: exercise price of $9.85 per share; common stock price of ranging from $.30 to $2.00 per share; volatility ranging from 70% to 72%; term of three years; dividend yield of 0%; interest rate of 1.41%.

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

We expensed $374,433 and $420,103 for the years ended December 31, 2014 and December 31, 2015 respectively for options granted. We also expensed $76,938 for the year ended December 31, 2014 for options recorded as prepaid assets.

A summary of stock options is as follows:

		Weighted Ave.		Weighted Ave.
	Options	Exercise Price	Warrants	Exercise Price

Outstanding January 1, 2014	231,133	$9.36		$
Granted	2,367	10.50
Cancelled	(2,168)	(10.50)
Exercised	-	-	-	-
Outstanding December 31, 2014	231,332	$9.33	-	$-
Granted	67,332		1,904,286	2.75
Cancelled	(10,333)	(10.50)	-	-
Exercised			-	-
Outstanding December 31, 2015	288,331	$10.17	1,904,286	$2.75

The number of options that were vested at December 31, 2015 was 231,629. The number of options that were not vested at December 31, 2015 was 56,702.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2014	$2,687,801
Liabilities incurred during the period	65,385
Liabilities settled during the year	(102,929)
Accretion	255,836
Asset retirement obligations, December 31, 2014	$2,906,093
Release of liabilities associated with the sale of oil properties	(70,083)
Liabilities settled during the year	(2,244)
Accretion	257,712
Asset retirement obligations, December 31, 2015	$3,091,478

Note 5 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company, DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC (“Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility will bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank’s prime rate. The Floating Rate shall mean, at Borrower’s option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company’s Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

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

On November 13, 2015, the Company entered into a Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspend certain hedging requirements, and (iii) to make certain other amendments to the Credit Agreement.

Our current borrowing base is $18,600,000, of which we had borrowed $18,600,000 as of December 31, 2015. The interest rate on amounts borrowed under our credit facility during 2015 was approximately 4.3% and for the year ended December 31, 2014, the interest rate on amounts borrowed was approximately 3.3%. This facility expires on October 3, 2018.

Note 6 - Commitments and Contingencies

Rent expense for the years ended December 31, 2015 and 2014 was approximately $149,000 and $159,000 respectively. Future non-cancellable minimum lease payments are approximately, $147,000 for 2016, $145,000 for 2017, $91,000 for 2018 and $77,000 for 2019.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2015, we have no reserve for environmental remediation and are not aware of any environmental claims.

As of December 31, 2015, the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. This letter of credit is required by the Commission by all companies operating in the state in accordance with limits prescribed by the Texas Railroad Commission.

Note 7 - Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended December 31, 2015 and December 31, 2014.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31,
	2015	2014
Statutory tax rate	35.00%	35.00%
State tax rate, net of federal tax	1.90%	1.37%
Other permanent items	0.00%	0.05%
Change in valuation allowance	(36.90)%	(36.42)%
Effective tax rate	0.00%	0.00%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
Non-current deferred tax asset:
Oil and gas costs and long-lived assets	$14,513,571	$(1,038,092)
Derivative instruments	934,340	(1,717,301)
Net operating loss carry-forward	29,532,954	25,915,146
Valuation allowance	(44,980,865)	(23,159,753)
Net deferred tax asset (liability)	$-	$-

At December 31, 2015, we have a net operating loss carry forward of approximately $81 million expiring in 2021-2036 that is subject to certain limitations on an annual basis. A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

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

Note 8 - Fair Value Measurements

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our debt approximate fair value at December 31, 2015.

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

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$2,531,401	$-
Marketable securities	$-	$-	$210,990

Note 9 - Derivative Instruments

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

We have an Inter-creditor Agreement in place between the Company; our counterparties, BP Corporation North America, Inc. and Cargill Incorporated and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements.  Therefore, we generally are not required to post additional collateral, including cash.

The following derivative contracts were in place at December 31, 2015:

	Term	Monthly Volumes (1)		Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000	Bbls	$85.00	$2,170,912
Deferred premium put	7/16-12/16	5,000	Bbls	$60.00	360,489
					$2,531,401

(1)      Monthly volumes are the weighted average throughout the period.

The total fair value of derivative contracts is shown in both current and non-current assets on the balance sheet.  We recorded a loss related to our derivative contracts for the year ended December 31, 2015 of $2,194,679 and a gain of $6,073,960 for the year ended December 31, 2014.

Note 10 – Net Income Per Common Share

The Company reports earnings per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Note 11 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of December 31, 2015, which were based on a West Texas Intermediate oil price of $52.73 per Bbl and a Henry Hub natural gas price of $2.76 per MMBtu (adjusted for basis and quality differentials), respectively. The trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2015, was based on a West Texas Intermediate oil price of $59.21 per Bbl and a Henry Hub natural gas price of $3.06 per MMBtu (adjusted for basis and quality differentials), respectively. The twelve-month, unweighted-average first-day-of-the –month price as of June 30, 2015 was $71.68 per Bbl and $3.39per MMBtu The twelve-month, unweighted-average first-day-of-the –month price as of March 31, 2015 was $78.82 per Bbl and $3.74 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of December 31, 2015, and as a result, a pre-tax write-down of $11.4 million was recorded. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of September 30, 2015, and as a result, a pre-tax write-down of $9.7 million was recorded. At June 30, 2015 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $11.4 million. At March 31, 2015 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $16.4 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 12 – Other Income

The following table depicts the components of other income for the years ended December 31, 2015 and December 31, 2014:

	Year ended December 31, 2015	Year ended December 31, 2014

Realized gain (loss) clearing of derivative contracts	$4,662,012	$(914,694)
Loss on sale of fixed assets	(13,661)	(9,738)
Miscellaneous income	27,105	4,004
Interest income	398	901
Other Income	$4,675,854	$(919,527)

Note 13 - Subsequent Events

On October 3, 2011, the Company, entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks (“TCB” or “Bank”) that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement was to be used to refinance a prior outstanding revolving loan facility with TCB dated July 3, 2008, and for working capital and general corporate purposes. On August 15, 2014 the Company entered into an Eighth Amendment to the Amended and Restated Credit Agreement. Among other things the Eighth Amendment extended the maturity of the Agreement by three years to October 3, 2018. On August 12, 2015, the Company entered into a Tenth Amendment to the Amended and Restated Credit Agreement. Among other things the Tenth Amendment established the requirement of monthly borrowing base reductions commencing September 1, 2015 and continuing on the first of each month thereafter.

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period will be used by the Company to pursue strategic alternatives.

The Company accesses a number of data bases and utilizes several consultants to monthly prepare commodity price projections used in its cash forecasting models. The models indicate it will have sufficient cash to satisfy obligation as they become due through the end of the first quarter of 2017, if it ceases to make the principle reduction called for by the Tenth Amendment entered into by the Company on August 12, 2015. If actual commodity prices are less than forecasted the Company would not have enough cash to meet obligations as they become due. Should this occur the Company could suspend quarterly interest payments, restructure, amend or refinance existing debt through private options or seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)

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

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Production revenues	$4,878,722	$14,293,368
Production costs	(4,501,940)	(6,762,248)
Depletion and depreciation	(1,108,039)	(3,259,442)
Income tax	255,940	(1,495,087)
Results of operations for producing activities	$(475,317)	$2,776,591

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Properties subject to amortization	$26,642,325	$78,090,619
Accumulated depletion	(14,935,386)	(13,827,347)
Net capitalized costs	$11,706,939	$64,263,272

Cost incurred in property acquisition, exploration and development activities

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Acquisition of properties	$85,895	$1,017,698
Exploration costs	-	-
Development costs	165,926	6,078,167
Net capitalized costs	$251,821	$7,095,865

Estimated quantities of proved reserves

Our ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves all of which are located in the United States are summarized below.  Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those that are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil equivalent. Geological and engineering estimates by Cobb & Associates, Inc. of proved oil and gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates are accurate, by their nature reserve estimates are generally less precise than other estimates presented in connection with financial statement disclosures.

	2015				2014
		Natural Gas		Oil		Natural Gas		Oil
	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents
	BBL's	BBLs	MCF's	BOE's	BBL's	BBLs	MCF's	BOE's
Proved reserves
Beginning	2,946,400	90,900	8,177,280	4,400,180	4,444,500	40,600	7,917,000	5,804,600
Revisions of previous estimates	(1,151,384)	(35,925)	(1,723,732)	(1,474,598)	(1,352,091)	56,919	578,506	(1,198,754)
Purchases of minerals in place					2,234			2,234
Extensions and discoveries					2,226			2,226
Sales of minerals in place	(217,032)			(217,032)				-
Production	(96,244)	(6,045)	(188,408)	(133,690)	(150,469)	(6,619)	(318,226)	(210,126)
Ending	1,481,740	48,930	6,265,140	2,574,860	2,946,400	90,900	8,177,280	4,400,180

Proved developed reserves at December 31, 2015 consisted of 74% oil and 26% natural gas and totaled 1,851.9 MBOEs. Proved developed reserves for December 31, 2014 consisted of 77% oil and 23% natural gas and totaled 3,048.3 MBOEs. Proved undeveloped reserves for December 31, 2015 were 723.0 MBOEs. Proved undeveloped reserves at December 31, 2014 were 1,351.9 MBOEs.

For the year ended December 31, 2015 proved reserves decreased 1,825.3 MBOEs of which production accounted for 133.7 MBOEs or 7.3% of the decrease. The remaining decrease of 1,691.6 MBOEs, was due primarily to decreases in commodity prices. Crude oil prices decreased $40.00 or 46.1% and natural gas prices declined 42.2% or $1.37. Diminished commodity pricing triggered negative revisions of 586.6 MBOEs of crude oil classified as proved developed producing, negative revisions of 42.9 MBOEs of crude oil classified as proved developed non-producing and negative revisions of 522.1 of MBOEs of crude oil classified as proved undeveloped reserves. Natural gas liquids decreased pricing resulted in decreases of 65.6 MBOEs to the proved developed producing category. Reduced natural gas prices also reduced amounts classified as proved developed producing by 1,347.9 MMCF’s as well as natural gas reserves classified as proved undeveloped by 637.8 MCF. These decreases were partially offset by increases to natural gas liquid reserves classified as proved developed non-producing of 29.7 MBOE and 262.4 MMCF of natural gas reserves classified as proved developed non-producing. In 2015 there were no material transfers from the proved undeveloped category of reserves to the proved developed category.

For the year ended December 31, 2014 proved reserves decreased 1,404.4 MBOEs, of which production accounted for 210.1 MBOEs or 14.9% of the decrease. The remaining decrease of 1,194.3 MBOEs or 20.5%, was due primarily to a revision of decline curves related to our Cherokee project in Eastern Kansas. Our third party independent engineering firm, MHA Petroleum Consultants revised their decline curve forecast methodology in response to 2014 production performance that fell short of forecast using the original methodology, resulting in a negative revision of a 686,091 BOEs of crude oil classified as proved developed producing, a negative revision of 38,100 BOEs of crude oil classified as proved developed non-producing and a negative revision of 627,893 of BOEs of crude oil classified as proved undeveloped reserves for a total of 1,352,091 BOEs. These decreases were partially offset by increases to estimated proved developed reserves of approximately 240,000 BOE of natural gas and 56,919 barrels of natural gas liquids that resulted from the transfer of an Adena gas-cap well from proved non-producing to the proved developed producing category. Additionally, proved developed non-producing natural gas reserves decreased approximately 143,000 BOE again due to the transferring of a gas-cap well from proved non-producing to the proved developed producing category.

Proved undeveloped reserves decreased 627,893 BOEs in 2014. The decrease was due almost entirely to the crude oil revisions, which resulted from revisions to decline curves related to our Cherokee project in Eastern Kansas. Our third party independent engineering firm, MHA Petroleum Consultants revised their decline curve forecast methodology in response to 2014 production performance that fell short of forecast using the original methodology. No material amount of reserves were the result to a transfer from proved undeveloped reserves to the proved developed category.

In 2015 the Company invested approximately $250,000 in its oil and gas properties. These reduced expenditures were primarily in response to extremely low commodity prices. The Company has $7.4 million of current asset on hand, approximately $3.7 million of unrealized hedge gains and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed no instances of reserves that have not been developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, it borrowed $.5 million from its bank in January 2015 and has the ability to joint venture any of its assets.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Future production revenue	$74,087,130	$282,557,900
Future production costs	(46,015,320)	(101,119,500)
Future development costs	(5,901,660)	(13,736,500)
Future cash flows before income tax	22,170,150	167,701,900
Future income taxes	-	(4,211,005)
Future net cash flows	22,170,150	163,490,895
10% annual discount for estimating of future cash flows	(13,400,180)	(100,787,044)
Standardized measure of discounted net cash flows	$8,769,970	$62,703,851

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

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Balance beginning of year	$62,703,851	$81,447,656
Sales, net of production costs	(491,055)	(7,531,119)
Net change in pricing and production costs	(51,184,718)	(19,087,068)
Net change in future estimated development costs	7,834,840	6,281,385
Purchase of minerals in place	-	190,502
Extensions and discoveries	-	35,203
Sale of minerals in place	(2,746,550)	-
Revisions	(8,448,569)	(25,498,141)
Accretion of discount	16,770,190	27,098,964
Change in income tax	(15,668,019)	(233,531)
Balance end of year	$8,769,970	$62,703,851

