Form 10-Q
period 2016-03-31
EnerJex Resources, Inc.
filed 2016-05-16
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes    ☐      No     ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 16, 2016 was 8,423,936 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,029,506	$3,101,682
Accounts receivable	888,919	977,488
Derivative receivable	1,445,797	2,531,401
Inventory	199,335	144,327
Marketable securities	210,990	210,990
Deposits and prepaid expenses	485,874	247,325
Total current assets	5,260,421	7,213,213

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,693,216 and $1,658,073	1,959,867	1,995,010
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $15,064,432 and $14,935,386	7,078,558	11,706,939
Other non-current assets	889,132	919,239
Total non-current assets	9,927,557	14,621,188
Total assets	$15,187,978	$21,834,401

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$695,114	$1,142,842
Accrued liabilities	901,639	1,131,057
Current portion of long term debt	18,204,928	1,986,660
Total current liabilities	19,801,681	4,260,559

Asset retirement obligation	3,145,081	3,091,478
Long-term debt	-	16,625,000
Other long-term liabilities	977,342	390,937
Total non-current liabilities	4,122,423	20,107,415
Total liabilities	23,924,104	24,367,974

Commitments & Contingencies
Stockholders' Deficit:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding at March 31, 2016 and December 31, 2015	938	938
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at March 31, 2016 and December 31, 2015	8,424	8,424
Paid-in capital	68,924,585	68,848,944
Accumulated deficit	(77,670,075)	(71,391,881)
Total stockholder’s deficit	(8,736,126)	(2,533,573)
Total liabilities and stockholders' deficit	$15,187,978	$21,834,401

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues:
Oil revenues	$533,973	$1,380,646
Natural gas revenues	22,026	117,195
Total revenues	555,999	1,497,841

Expenses:
Direct operating costs	693,862	1,267,301
Depreciation, depletion and amortization	164,188	745,608
Impairment of oil and gas properties	4,506,933	16,401,376
Professional fees	77,809	253,729
Salaries	457,167	521,287
Administrative expense	183,706	230,740
Total expenses	6,083,665	19,420,041
Loss from operations	(5,527,666)	(17,922,200)

Other income (expense):
Interest expense	(329,763)	(309,496)
Derivative losses	(1,085,604)	(217,522)
Other income	1,251,244	1,094,657
Total other income (expense)	(164,123)	567,639
Net income (loss)	$(5,691,789)	$(17,354,561)

Net loss	(5,691,789)	(17,354,561)
Preferred dividends	(586,404)	(407,088)
Net loss attributable to common stockholders	$(6,278,193)	$(17,761,649)
Net loss per share basic and diluted	$(.75)	$(2.28)

Weighted average shares	8,423,936	7,795,823

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,691,789)	$(17,354,561)
Depreciation, depletion and amortization	164,188	745,608
Impairment of oil and gas properties	4,506,933	16,401,376
Shares based payments issued for services	75,640	109,527
Accretion of asset retirement obligation	56,370	70,984
Gain derivatives	1,085,604	154,557
Settlement of asset retirement obligation	(2,767)	(2,244)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Accounts receivable	88,569	318,856
Inventory	(55,008)	25,289
Deposits and prepaid expenses	(238,549)	(397,848)
Accounts payable	(447,728)	(1,015,149)
Accrued liabilities	(229,418)	398,219
Cash flows (used in) operating activities	(687,955)	(545,386)

Cash flows from investing activities

Purchase of fixed assets	-	(2,809)
Additions to oil and gas properties	(7,597)	(112,719)
Cash flows (used in) investing activities	(7,597)	(115,528)

Cash flows from financing activities
Proceeds from sale of common and preferred stock	-	2,714,215
Proceeds from borrowings	-	500,000
Preferred stock dividends paid	-	(470,088)
Repayment of long-term debt	(406,732)	(6,732)
Deferred financing costs	30,108	51,557
Cash flows (used in) provided by financing activities	(376,624)	2,788,952

Net (decrease) increase in cash	(1,072,176)	2,128,038
Cash – beginning	3,101,682	805,524
Cash – ending	$2,029,506	$2,933,562

Supplemental disclosures:
Interest paid	$299,968	$197,046
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Share based payments issued for services	$75,640	$109,527

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our”, “EnerJex” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2015.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three month period ended March 31, 2016 and for the year ended December 31, 2015. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Note 3 – Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2015	288,331	$10.17	1,904,286	$2.75
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2016	288,331	$10.17	1,904,286	$2.75

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

Our derivative instruments consist of fixed price commodity swaps and deferred premium puts.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$1,445,797	$-
Marketable Securities	$-	$-	$210,990

Note 5 – Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2015	$3,091,478
Liabilities settled during the period	(2,767)
Accretion	56,370
Asset retirement obligations, March 31, 2016	$3,145,081

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

The following derivative contracts were in place at March 31, 2016:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	1/16-6/16	9,000 Bbls	$85.00	$1,079,188
Deferred premium put	7/16-12/16	5,000 Bbls	$60.00	366,609
				$1,445,797

Monthly volume is the weighted average throughout the period.

The total fair value of derivative contracts is shown as a derivative receivable in both the current and non-current sections of the balance sheet.

Note 7 – Long-Term Debt

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

Our current borrowing base is $18,200,000, of which we had borrowed $18,200,000 as of March 31, 2016. At March 31, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.2% and 4.3% respectively. This facility expires on October 3, 2018.

Note 8 – Commitments & Contingencies

As of March 31, 2016 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the three months ended March 31, 2016 and 2015 was approximately $38,000 and $43,000 respectively. Future non-cancellable minimum lease payments are approximately $109,000 for the remainder of 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 9 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of March 31, 2016, which were based on a West Texas Intermediate oil price of $45.16 per Bbl and a Henry Hub natural gas price of $2.40 per Mcf (adjusted for basis and quality differentials), respectively. This test resulted in a pre-tax write-down of $4,506,933. In 2015 the Company recorded pre –tax write-downs of approximately $48.9 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 10 – Subsequent Events

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

On April 28, 2016 the Bank informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016 upon effecting a principal reduction of $125,000. In addition, the Company will receive an automatic extension to June 15, 2016 upon meeting certain terms and conditions specified by the Bank.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2015:

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016, and May 2, 2016. On April 7, 2016 the Company entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period will be used by the Company to pursue strategic alternatives.

On April 28, 2016 the Bank informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016 upon effecting a principal reduction of $125,000. In addition, the Company will receive an automatic extension to June 15, 2016 upon meeting certain terms and conditions specified by the Bank.

The Company accesses a number of data bases and utilizes several consultants to monthly prepare commodity price projections used in its cash forecasting models. The models indicate it will have sufficient cash to satisfy obligation as they become due through the end of the first quarter of 2017, if it ceases to make the mandatory principal reduction. If actual commodity prices are less than forecasted the Company would not have enough cash to meet obligations as they become due. Should this occur the Company could suspend quarterly interest payments, restructure, amend or refinance existing debt through private options or seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
	2016	2015

Net Production
Oil (Bbl)	16,692	33,095
Natural gas (Mcf)	13,854	64,301

Average Sales Prices
Oil (per Bbl)	$31.99	$41.72
Natural gas (Mcf)	$1.59	$1.82

Average Production Cost (1)
Per Barrel of Oil Equivalent (“Boe”)	$45.16	$45.94

Average Lifting Costs (2)
Per Boe	$36.52	$28.93

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2016 and 2015 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2016	2015
Oil revenues	$533,973	$1,380,646	$(846,673)
Natural gas revenues	$22,026	$117,195	$(95,169)

Oil Revenues

Oil revenues for the three months ended March 31, 2016 were $533,973 compared to revenues of $1,380,646 for the three months ended March 31, 2015. Of the revenue decrease of $846,673 approximately $322,000 was due to lower crude oil prices. Crude oil prices dropped $9.73 or 23% to an average price of $31.99 per barrel for the first three months of 2016 compared to $41.72 per barrel for the same period in 2015. Additionally, revenues decreased approximately $525,000 due to lower production volumes. Production decreased approximately 50% in the first three months of 2016 from 33,095 barrels produced in the first quarter of 2015 to 16,692 barrels produced for the three months ended March 31, 2016. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures, and the sale of the Company’s Cherokee project in Eastern Kansas.

Natural Gas Revenues

Natural gas revenues for the three months ended March 31, 2016 was $22,026 compared to revenues of $117,195 for the three months ended March 31, 2015. Of the revenue decrease of $95,169 approximately $15,000 was due to lower natural gas prices. Natural gas prices dropped $.23 or 13% from an average price of $1.82 per mcf for the first three months of 2015 to an average price of $1.59 per mcf for the same period of 2016. Additionally, revenues decreased approximately $80,000 due to lower production volumes. Production decreased in the first three months of 2016 from 64,301 mcf to 13,854 mcf for the comparable period of 2015. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2016	2015
Production expenses:
Direct operating costs	$693,862	$1,267,301	$(573,439)
Depreciation, depletion and amortization	164,188	745,608	(581,420)
Impairment of oil and gas properties	4,506,933	16,401,376	(11,894,443)
Total production expenses	5,364,983	18,414,285	(13,049,302)

General expenses:
Professional fees	77,809	253,729	(175,920)
Salaries	457,167	521,287	(64,120)
Administrative expense	183,706	230,740	(47,034)
Total general expenses	718,682	1,005,756	(287,074)
Total production and general expenses	6,083,665	19,420,041	(13,336,376)

Loss from operations	(5,527,666)	(17,922,200)	(12,394,534)

Other income (expense)
Interest expense	(329,763)	(309,496)	20,267
Derivative losses	(1,085,604)	(217,522)	868,082
Other income	1,251,244	1,094,657	(156,587)
Total other income (expense)	(164,123)	567,639	731,762

Net loss	$(5,691,789)	$(17,354,561)	$(11,662,772)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2016 decreased $573,439, or 45.2% to $693,862 from $1,267,301 for the three months ended March 31, 2015. Direct operating costs per boe increased $7.59 or approximately 26.2% in 2016 compared to 2015 at $36.52 per boe and $28.93 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2016 was $164,188 compared to $745,608 for the three months ended March 31, 2015. The decrease in depletion expense of approximately $635,000 or approximately 78% was due to lower per boe depletion rates in 2016 compared to 2015, as well as lower overall production in 2016. The lower depletion rate resulted from the write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $8.59 or approximately 56% in the first quarter of 2016 compared to the first quarter of 2015 and as also discussed above production decreased approximately 57% quarter over quarter due primarily to lower spending on lease operating expenditures and lower investments in maintenance capital.

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

For the three months ended March 31, 2016, we recognized an impairment expense on our evaluated oil and gas properties of $4,506,933. For the three months ended March 31, 2015, we recognized an impairment expense on our evaluated oil and gas properties of $16,401,376.

Professional Fees

Professional fees for the three months ended March 31, 2016 were $77,809 compared to $253,729 for the three months ended March 31, 2015. The decrease in professional fees of approximately $176,000 was due primarily to reduced spending in 2016 on investor relations services, third party reserve engineering fees and legal expenditures incurred with outside attorneys.

Salaries

Salaries for the three months ended March 31, 2016 were $457,167 compared to $521,287 for the three months ended March 31, 2015. The decrease in salaries of $64,120 is due primarily to reduced number of employees.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2016 were $183,706 compared to $230,740 for the three months ended March 31, 2015. The decrease of approximately $47,000 in 2016 was due primarily lower SEC costs, meals travel & entertainment, rents and office supplies. These decrease were partially offset by higher insurance costs and lower G&A expense reimbursements from a working interest partner.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $329,763 compared to $309,496 for the three months ended March 31, 2015 an increase of approximately $20,000. Interest expense increased as a result of higher interest rates but was partially offset by decreased outstanding borrowings in 2016 compared to 2015.

Gain (Loss) on Derivatives

We incurred an unrealized loss of $1,085,604 in the marking to market of our derivative contracts in the first three months of 2016 compared to an unrealized loss of $217,522 for the three months ended March 31, 2015. The loss in 2016 was due primarily to increases in spot prices in the first quarter of 2016 compared to smaller increases in the spot prices of the first quarter of 2015.

Other Income

Other income increased $156,587 in 2016 from $1,094,657 in 2015 to $1,251,244 in 2016. The increase was due to the realization of gains associated with our derivative contracts.

Net Income (Loss)

The net loss for the three months ended March 31, 2016 was $5,691,789 compared to a net loss of $17,354,561 for the three months ended March 31, 2015.  The decrease in the net loss was due primarily to the reduction in the impairment of oil and gas properties of $11,894,443 as well as diminished revenues related to the decrease in realized commodity prices and decreased production.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales, and the issuance of equity securities. Due to the decline in oil prices, the resulting decline in our reserves as reflected in our reserve report which caused a corresponding reduction in our borrowing base, and the recent issuances of equity securities from our "shelf" registration, it will be more difficult in 2016 to use our historical means of meeting our capital requirements to provide us with adequate liquidity to fund our operations and capital program.

The following table summarizes total current assets, total current liabilities and working capital.

	March 31, 2016	December 31, 2015	Increase / (Decrease)

Current Assets	$5,260,421	$7,213,213	$(1,952,792)

Current Liabilities	$19,801,681	$4,260,559	$(15,541,122)

Working Capital	$(14,541,260)	$2,952,654	$(17,493,914)

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

Our current borrowing base is $18,200,000, of which we had borrowed $18,200,000 as of March 31, 2016. At March 31, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.2% and 4.3% respectively. This facility expires on October 3, 2018.

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

Significant changes in the number of employees

At December 31, 2015 and at March 31, 2016 we had 16 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the quarter ended March 31, 2016, we incurred a $4,506,933 impairment charge and for the quarter ended March 31, 2015 our impairment charge was $16,401,376. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K filed on April 11, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also materially affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on September 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on September 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on September 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on September 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Nineth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed September 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015(incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.28 to Form 10-K filed April 11, 2016).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: May 16, 2016