Form 10-Q
period 2016-06-30
EnerJex Resources, Inc.
filed 2016-08-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes    ☐      No     ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2016 was 8,423,936 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,253,377	$3,101,682
Accounts receivable	1,005,876	977,488
Derivative receivable	150,005	2,531,401
Inventory	203,067	144,327
Marketable securities	210,990	210,990
Deposits and prepaid expenses	406,585	247,325
Total current assets	3,229,900	7,213,213
Non-current assets:
Fixed assets, net of accumulated depreciation of $1,728,361 and $1,658,073	2,001,294	1,995,010
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $15,113,776 and $14,935,386	4,900,748	11,706,939
Other non-current assets	859,024	919,239
Total non-current assets	7,761,066	14,621,188
Total assets	$10,990,966	$21,834,401
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$314,086	$1,142,842
Accrued liabilities	621,556	1,131,057
Current portion of long term debt	18,000,000	1,986,660
Total current liabilities	18,935,642	4,260,559
Asset retirement obligation	3,201,451	3,091,478
Long-term debt	-	16,625,000
Other long-term liabilities	1,661,481	390,937
Total non-current liabilities	4,862,932	20,107,415
Total liabilities	23,798,574	24,367,974
Commitments & Contingencies
Stockholders’ Deficit:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding June 30, 2016 and December 31, 2015	938	938
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at June 30, 2016 and December 31, 2015	8,424	8,424
Paid-in capital	69,000,179	68,848,944
Accumulated deficit	(81,817,151)	(71,391,881)
Total stockholder’s deficit	(12,807,608)	(2,533,573)
Total liabilities and stockholders’ deficit	$10,990,966	$21,834,401

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Oil revenues	$593,174	$1,498,224	$1,127,147	$2,878,870
Natural gas revenues	2,506	87,258	24,532	204,453
Total revenues	595,680	1,585,482	1,151,679	3,083,323

Expenses:
Direct operating costs	653,803	1,181,081	1,347,665	2,448,382
Depreciation, depletion and amortization	84,490	342,625	248,678	1,088,233
Impairment of oil and gas asset	2,137,663	11,421,613	6,644,596	27,822,989
Professional fees	59,308	97,094	137,117	350,823
Salaries	290,228	492,473	747,395	1,013,760
Administrative expense	127,820	199,294	311,526	430,033
Total expenses	3,353,312	13,734,180	9,436,977	33,154,220
Income (loss) from operations	(2,757,632)	(12,148,698)	(8,285,298)	(30,070,897)

Other income (expense):
Interest expense	(332,456)	(321,208)	(662,219)	(630,704)
Loss on derivatives	(1,295,792)	(1,958,127)	(2,381,396)	(2,175,649)
Other income	922,942	1,116,686	2,174,186	2,211,343
Total other income (expense)	(705,306)	(1,162,649)	(869,429)	(595,010)
Net loss	$(3,462,938)	$(13,311,347)	$(9,154,727)	$(30,665,907)

Net loss	(3,462,938)	(13,311,347)	(9,154,727)	(30,665,907)
Preferred dividends	(684,139)	(546,314)	(1,270,543)	(1,016,402)
Net income (loss) attributable to common stockholders	$(4,147,077)	$(13,857,661)	$(10,425,270)	$(31,682,309)
Net income (loss) per share basic and diluted	$(.49)	$(1.65)	$(1.24)	$(3.91)
Weighted average shares	8,423,936	8,410,275	8,423,936	8,102,230

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016		2015
Cash flows from operating activities
Net loss		$(9,154,727)	$(30,665,907)
Depreciation, depletion and amortization		248,678	1,088,233
Impairment of oil and gas assets		6,644,596	27,822,989
Stock, options and warrants issued for services		151,234	230,542
Accretion of asset retirement obligation		112,740	141,970
Settlement of asset retirement obligation		(2,768)	(2,244)
Loss on derivatives		2,381,396	2,171,320
Loss on sale of fixed assets		-	13,661
Adjustments to reconcile net income to cash from operating activities:
Accounts receivable		(28,388)	(698,288)
Inventory		(58,740)	61,397
Prepaid expenses		(159,260)	499,642
Accounts payable		(828,756)	(1,850,888)
Accrued liabilities		(509,501)	178,882
Cash flows used in operating activities		(1,203,496)	(1,008,691)

Cash flows from investing activities
(Purchase) sale of fixed assets		(76,570)	21,285
Additions to oil and gas properties		(16,794)	(134,800)
Proceeds from the sale of fixed assets		-	4,285
Cash flows used in investing activities		(93,364)	(109,230)

Cash flows from financing activities
Repayments of long-term debt		(611,660)	(2,061,660)
Proceeds from borrowings		-	500,000
Proceeds from sale of preferred stock		-	4,683,071
Deferred financing costs		60,215	63,894
Dividends paid on preferred stock		-	(1,016,402)
Cash flows (used in) provided by financing activities		(551,445)	2,168,903

Net (decrease) increase in cash		(1,848,305)	1,050,982
Cash – beginning		3,101,682	805,524
Cash – ending		$1,253,377	$1,856,506

Supplemental disclosures:
Interest paid		$448,041	$384,130
Income taxes paid	$		$-

Non-cash transactions:
Share based payments issued for services		$151,234	$230,542

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three and six month periods ended June 30, 2016 and for the year ended December 31, 2015. All intercompany transactions and accounts have been eliminated in consolidation.

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

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended to the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to October 1, 2016. The sixty day period will be used by the Company to pursue strategic alternatives.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses in 2015 and 2016, also generating negative cash flows from operating activities. As of June 30, 2016, the Company had an accumulated deficit of $81,817,151 and a working capital deficit (total current liabilities exceeded total current assets) of $15,705,742.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the filing date of this report.

These factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2015	288,331	$10.17	1,904,286	$2.75
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding June 30, 2016	288,331	$10.17	1,904,286	$2.75

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

Our derivative instruments consist of fixed price commodity swaps and deferred premium puts.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$150,005	$-
Marketable Securities	$-	$-	$210,990

Note 5 – Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2015	$3,091,478
Liabilities settled during the period	(2,767)
Accretion	112,740
Asset retirement obligations, June 30, 2016	$3,201,451

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

We have an Inter-creditor Agreement in place between us, our counterparties, BP Corporation North America, Inc. (“BP”) and our agent Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements. Therefore, we are not required to post additional collateral, including cash.

The following derivative contract was in place at June 30, 2016:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	7/16-12/16	5,000 Bbls	$60.00	150,005

Monthly volume is the weighted average throughout the period.

The total fair value of the derivative contract is shown as a derivative receivable in both the current and non-current sections of the balance sheet.

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

Our current borrowing base is $18,000,000, of which we had borrowed $18,000,000 as of June 30, 2016. At June 30, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.2% and 4.3% respectively. This facility expires on October 3, 2018.

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended to the Forbearance Agreement to extend the forbearance period to August 31, 2016.

Note 8 – Commitments & Contingencies

As of June 30, 2016 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the six months ended June 30, 2016 and 2015 was approximately $68,000 and $82,000 respectively. Future non-cancellable minimum lease payments are approximately $70,000 for the remainder of 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 9 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of June 30, 2016, which were based on a West Texas Intermediate oil price of $42.46 per Bbl and a Henry Hub natural gas price of $2.63 per Mcf (adjusted for basis and quality differentials), respectively. This test resulted in a pre-tax write-down of $2,137,663 for the quarter ended June 30, 2016 and $6,644,596 for the six month period ended June30, 2016. In 2015 the Company recorded pre –tax write-downs of approximately $50.7 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 10 – Subsequent Events

On July 29, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to October 1, 2016, upon the Company effecting a principal reduction of $75,000.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.enerjex.com .  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 508, San Antonio, Texas 78209.

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

On April 28, 2016 the Bank informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016 upon effecting a principal reduction of $125,000. In addition, the Company will receive an automatic extension to June 15, 2016 upon meeting certain terms and conditions specified by the Bank. On May 31, 2016, the Company and the Bank amended to the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to October 1, 2016. The sixty day period will be used by the Company to pursue strategic alternatives.

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

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the three and six month periods ended June 30, 2016 and 2015.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Production
Oil (Bbl)	14,219	28,870	30,911	61,965
Natural gas (Mcf)	13,661	56,772	27,515	121,073

Average Sales Prices
Oil (Bbl)	$41.72	$51.90	$36.46	$46.46
Natural gas (Mcf)	$.18	$1.54	$.89	$1.69

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$44.76	$39.75	$44.97	$43.05

Average Lifting Costs (2)
Per Boe	$39.64	$30.81	$37.97	$29.81

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2016	2015		$2016	2015	$
Oil revenues	$593,174	$1,498,224	$(905,050)	$1,127,147	$2,878,870	$(1,751,723)
Natural gas revenues	2,506	87,258	(84,751)	24,532	204,453	(179,921)
Total	$595,680	$1,585,482	$(989,801)	$1,151,679	$3,083,323	$(1,193,644)

Oil Revenues

Oil revenues for the six months ended June 30, 2016 were $1,127,147 compared to revenues of $2,878,870 for the six months ended June 30, 2015 and for the three months ended June 30, 2016 were $593,174 compared to revenues of $1,498,224 for the same period in 2015. Of the year to date revenue decrease of $1,751,723 approximately $619,000 was due to lower crude oil prices. Crude oil prices dropped $10.00 or 22% to an average price of $36.46 per barrel for the first six months of 2016 compared to $46.46 per barrel for the same period in 2015. Additionally, revenues decreased approximately $1,132,000 due to lower production volumes. Oil production decreased approximately 50% in the first six months of 2016 from 61,965 barrels produced in the half of 2015 to 30,911 barrels produced for the six months ended June 30, 2016. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures, and the sale of the Company’s Cherokee project in Eastern Kansas.

Natural Gas Revenues

Natural gas revenues for the six months ended June 30, 2016 was $24,532 compared to revenues of $204,453 for the six months ended June 30, 2015 and for the three months ended June 30, 2016 were $2,507 compared to revenues of $87,258 for the same period in 2015. Of the year to date revenue decrease of $179,921 approximately $96,500 was due to lower natural gas prices. Natural gas prices dropped $.80 or 44% from an average price of $1.69 per mcf for the first six months of 2015 to an average price of $.89 per mcf for the same period of 2016. Additionally, revenues decreased approximately $83,400 due to lower production volumes. Production decreased in the first six months of 2016 from 121,073 mcf to 27,515 mcf for the comparable period of 2015. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2016	2015		2016	2015
Production expenses:
Direct operating costs	$653,803	$1,181,080	$(527,277)	$1,347,665	$2,448,382	$(1,100,717)
Depreciation, depletion and amortization	84,490	342,625	(258,135)	248,678	1,088,233	(839,556)
Impairment of oil & gas properties	2,137,663	11,421,613	(9,283,950)	6,644,596	27,822,989	(21,178,393)
Total production expenses	2,875,956	12,945,318	(10,069,362)	8,240,939	31,359,603	(23,118,666)

General expenses:
Professional fees	59,308	97,094	(37,784)	137,117	350,823	(213,706)
Salaries	290,228	492,473	(202,245)	747,395	1,013,760	(266,365)
Administrative expense	127,820	199,294	(71,474)	311,526	430,033	(118,507)
Total general expenses	477,356	788,861	(311,505)	1,196,038	1,794,616	(598,578)
Total production and general expenses	3,353,312	13,734,179	(10,380,867)	9,436,977	33,154,219	(23,717,242)

(Loss) from operations	(2,757,632)	(12,148,698)	(9,391,066)	(8,285,298)	(30,070,897)	(21,785,601)

Other income (expense)
Interest expense	(332,456)	(321,208)	11,248	(662,219)	(630,704)	31,515
Loss on derivatives	(1,295,792)	(1,958,127)	(662,335)	(2,381,396)	(2,175,649)	205,747
Other income	922,942	1,116,686	193,744	2,174,186	2,211,343	37,157
Total other income (expense)	(705,306)	(1,162,649)	(457,343)	(869,429)	(595,010)	274,419

Net (loss)	$(3,462,938)	$(13,311,347)	$9,848,409	$(9,154,727)	$(30,665,907)	$21,511,180

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2016 decreased $1,100,717, or 45% to $1,347,665 from $2,448,382 for the six months ended June 30, 2015 and for the three months ended June 30, 2016 were $653,803 compared to $1,181,080 for the same period in 2015. Year to date direct operating costs per boe increased $8.16 or approximately 27% in 2016 compared to 2015 at $37.97 per boe and $29.81 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2016 was $248,678 compared to $1,088,233 for the six months ended June 30, 2015 and for the three months ended June 30, 2016 was $84,490 compared to $342,625 for the same period in 2015. The year to date decrease in depletion expense of approximately $840,000 or approximately 77% was due to lower per boe depletion rates in 2016 compared to 2015, as well as lower overall production in 2016. The lower depletion rate is the result of a write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $6.57 or approximately 57% in the first half of 2016 compared to the first half of 2015 and as also discussed above production decreased approximately 57% six months over six month due primarily to lower spending on lease operating expenditures and lower investments in maintenance capital.

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

For the six months ended June 30, 2016, we recognized an impairment expense on our evaluated oil and gas properties of $6,644,596. For the six months ended June 30, 2015, we recognized an impairment expense on our evaluated oil and gas properties of $27,822,989. For the three months ended June 30, 2016 and 2015, we recognized an impairment expense on our evaluated oil and gas properties of $2,137,663 and $11,421,613, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2016 were $137,117 compared to $350,823 for the six months ended June 30, 2015 and $59,308 for the three months ended June 30, 2016 compared to $97,094 for the same period in 2015. The decrease in year to date professional fees of approximately $214,000 was due primarily to reduced spending in 2016 on investor relations services, third party reserve engineering fees and legal expenditures incurred with outside attorneys. These decreases were partially offset by increased audit fees.

Salaries

Salaries for the six months ended June 30, 2016 were $747,395 compared to $1,013,760 for the six months ended June 30, 2015 and $290,228 for the three months ended June 30, 2016 compared to $492,473 for the same period in 2015. The decrease in year to date salaries of approximately $266,000 is due primarily to reduced number of employees.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2016 were $311,526 compared to $430,033 for the six months ended June 30, 2015 and $127,820 for the three months ended June 30, 2016 compared to $199,294 for the same period in 2015. The year to date decrease of approximately $119,000 in 2016 was due primarily lower insurance premiums, SEC costs, meals travel & entertainment, rents bank fees and office supplies. The decrease were partially offset by higher IT, telecommunications and software costs and lower G&A expense reimbursements from a working interest partner.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $662,219 compared to $630,704 for the six months ended June 30, 2015 an increase of approximately $32,000 and $332,456 for the three months ended June 30, 2016 compared to $321,208 for the same period in 2015. Year to date interest expense increased as a result of higher interest rates but was partially offset by decreased outstanding borrowings in 2016 compared to 2015.

Loss on Derivatives

We recorded an unrealized loss of $2,381,396 in the marking to market of our derivative contracts for the first six months of 2016 compared to an unrealized loss of $2,175,649 for the six months ended June 30, 2015 and $1,295,792 for the three months ended June 30, 2016 compared to $1,958,127 for the same period in 2015. The year to date loss in 2016 was due primarily to increases in spot prices in 2016 compared to smaller increases in the spot prices in 2015.

Other Income

Other income decreased $37,157 in 2016 from $2,211,343 in 2015 to $2,174,186 in 2016 and $922,942 for the three months ended June 30, 2016 compared to $1,116,686 for the same period in 2015. The year to date decrease was due to the realization of gains associated with our derivative contracts in line with the prior period of 2015.

Net Loss

The net loss for the six months ended June 30, 2016 was $9,154,727 compared to a net loss of $30,665,907 for the six months ended June 30, 2015 and $3,462,938 for the three months ended June 30, 2016 compared to $13,311,347 for the same period in 2015.  The year to date decrease in the net loss was due primarily to the reduction in the impairment of oil and gas properties of $21.17 million.

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

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2016	December 31, 2015	Increase / (Decrease)

Current Assets	$3,229,900	$7,213,213	$(3,983,313)

Current Liabilities	$18,935,642	$4,260,559	$(14,675,083)

Working Capital	$(15,705,742)	$2,952,654	$(18,658,396)

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

Our current borrowing base is $18,000,000, of which we had borrowed $18,000,000 as of June 30, 2016. At June 30, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.2% and 4.3% respectively. This facility expires on October 3, 2018.

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

Significant changes in the number of employees

At December 31, 2015 and at June 30, 2016 we had 16 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the six months ended June 30, 2016, we incurred a $6,644,596 impairment charge and for the six months ended June 30, 2015 our impairment charge was $27,822,989. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K filed on April 11, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on September 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on September 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on September 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on September 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed September 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015(incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.28 to Form 10-K filed April 11, 2016).
10.29	Second Amendment to Forbearance Agreement dated May 31, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 3, 2016)
10.30	Third Amendment to Forbearance Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 1, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Robert G. Watson, Jr.
Robert G. Watson, Jr. Chief Executive Officer

Date: August 15, 2016