Form 10-Q
period 2016-09-30
EnerJex Resources, Inc.
filed 2016-11-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes    ☐      No     ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2016 was 8,423,936 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$862,968	$3,101,682
Accounts receivable	820,653	977,488
Derivative receivable	81,546	2,531,401
Inventory	226,132	144,327
Marketable securities	210,990	210,990
Deposits and prepaid expenses	323,586	247,325
Total current assets	2,525,875	7,213,213
Non-current assets:
Fixed assets, net of accumulated depreciation of $1,770,469 and $1,658,073	2,125,888	1,995,010
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $15,135,312 and $14,935,386	4,079,212	11,706,939
Other non-current assets	828,916	919,239
Total non-current assets	7,034,016	14,621,188
Total assets	$9,559,891	$21,834,401
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$380,649	$1,142,842
Accrued liabilities	770,904	1,131,057
Current portion of long term debt	17,925,000	1,986,660
Total current liabilities	19,076,553	4,260,559
Asset retirement obligation	3,257,821	3,091,478
Long-term debt	-	16,625,000
Other long-term liabilities	2,521,542	390,937
Total non-current liabilities	5,779,363	20,107,415
Total liabilities	24,855,916	24,367,974
Commitments & Contingencies
Stockholders’ Deficit:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding September 30, 2016 and December 31, 2015	938	938
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at September 30, 2016 and December 31, 2015	8,424	8,424
Paid-in capital	69,066,228	68,848,944
Accumulated deficit	(84,371,617)	(71,391,881)
Total stockholder’s deficit	(15,296,025)	(2,533,573)
Total liabilities and stockholders’ deficit	$9,559,891	$21,834,401

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Oil revenues	$454,825	$943,597	$1,581,972	$3,822,466
Natural gas revenues	18,929	85,793	43,461	290,246
Total revenues	473,754	1,029,390	1,625,433	4,112,712

Expenses:
Direct operating costs	569,109	859,688	1,916,774	3,308,069
Depreciation, depletion and amortization	63,644	112,288	312,322	1,200,521
Impairment of oil and gas asset	800,000	9,720,983	7,444,597	37,543,972
Professional fees	43,968	136,464	181,086	487,287
Salaries	297,244	471,756	1,044,639	1,485,515
Administrative expense	124,090	95,700	435,616	525,733
Total expenses	1,898,055	11,396,879	11,335,034	44,551,097
Loss from operations	(1,424,301)	(10,367,489)	(9,709,601)	(40,438,385)

Other income (expense):
Interest expense	(339,719)	(306,933)	(1,001,937)	(937,638)
Gain (loss) on derivatives	(68,459)	941,076	(2,449,855)	(1,234,573)
Other income	138,075	787,526	2,312,261	2,998,869
Total other income (expense)	(270,103)	1,421,669	(1,139,531)	826,658
Net loss	$(1,694,404)	$(8,945,820)	$(10,849,132)	$(39,611,727)

Net loss	$(1,694,404)	$(8,945,820)	$(10,849,132)	$(39,611,727)
Preferred dividends	$(860,061)	$(586,404)	$(2,130,604)	$(1,602,806)
Net loss attributable to common stockholders	$(2,554,465)	$(9,532,224)	$(12,979,736)	$(41,214,533)
Net loss per share basic and diluted	$(.30)	$(1.13)	$(1.54)	$(5.02)
Weighted average shares	8,423,936	8,424,146	8,423,936	8,212,396

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10,849,132)	$(39,611,727)
Depreciation, depletion and amortization	312,322	1,200,521
Impairment of oil and gas assets	7,444,597	37,543,972
Deferred financing costs	90,323	63,159
Stock, options and warrants issued for services	217,283	314,965
Accretion of asset retirement obligation	169,110	206,397
Settlement of asset retirement obligation	(2,767)	(2,244)
Loss on derivatives	2,449,855	1,626,112
Loss on sale of fixed assets	-	13,661
Adjustments to reconcile net loss to cash used in operating activities:
Accounts receivable	156,835	256,051
Inventory	(81,805)	13,528
Prepaid expenses	(76,261)	(112,333)
Accounts payable	(762,193)	(2,260,800)
Accrued liabilities	(360,153)	66,988
Cash flows used in operating activities	(1,291,986)	(681,750)

Cash flows from investing activities
Additions to fixed assets	(243,274)	(7,568)
Additions to oil and gas properties	(16,794)	(221,524)
Proceeds from the sale of oil and gas properties		2,867,303
Proceeds from the sale of fixed assets		33,142
Proceeds from the liquidation of marketable securities		1,360,172
Cash flows (used in) provided by investing activities	(260,068)	4,031,525

Cash flows from financing activities
Repayments of debt	(686,660)	(4,487,692)
Proceeds from borrowings		500,000
Proceeds from sale of preferred stock		4,668,816
Dividends paid on preferred stock		(1,602,806)
Cash flows provided by financing activities	(686,660)	(921,682)

Net (decrease) increase in cash	(2,238,714)	2,428,093
Cash – beginning	3,101,682	805,524
Cash – ending	$862,968	$3,233,617

Supplemental disclosures:
Interest paid	$919,089	$462,160
Income taxes paid	$-	$-

Non-cash transactions:
Share based payments issued for services	$217,283	$314,965

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three and nine month periods ended September 30, 2016 and for the year ended December 31, 2015. All intercompany transactions and accounts have been eliminated in consolidation.

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

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended to the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Bank.

The Company is evaluating plans to restructure, amend or refinance existing debt through private options. However, if the Company is not able to restructure, amend or refinance its existing debt, the debt is due and payable and the Company does not have sufficient liquidity to repay those amounts. In that event, if the Company is unable to reach an agreement with the Bank, the Company could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses in 2015 and 2016, also generating negative cash flows from operating activities. As of September 30, 2016, the Company had an accumulated deficit of $84,371,617 and a working capital deficit (total current liabilities exceeded total current assets) of $16,550,678.  The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the filing date of this report.

These factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2015	288,331	$10.17	1,904,286	$2.75
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding September 30, 2016	288,331	$10.17	1,904,286	$2.75

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

Our derivative instruments consist of fixed price commodity swaps and deferred premium puts.

	Fair Value Measurement
	Level 1	Level 2	Level 3
Crude oil contracts	$-	$81,546	$-
Marketable Securities	$-	$-	$210,990

Note 5 – Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2015	$3,091,478
Liabilities settled during the period	(2,767)
Accretion	169,110
Asset retirement obligations, September 30, 2016	$3,257,821

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

The following derivative contract was in place at September 30, 2016:

	Term	Monthly Volumes	Price/Bbl	Fair Value
Deferred premium put	10/16-12/16	5,000 Bbls	$60.00	$81,546

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

Our current borrowing base is $17,925,000 of which we had borrowed $17,925,000 as of September 30, 2016. At September 30, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.5% and 4.3% respectively. This facility expires on October 3, 2018.

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Bank.

The Company is evaluating plans to restructure, amend or refinance existing debt through private options. However, if the Company is not able to restructure, amend or refinance its existing debt, the debt is due and payable and the Company does not have sufficient liquidity to repay those amounts. In that event, if the Company is unable to reach an agreement with the Bank, the Company could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code.

Note 8 – Commitments & Contingencies

As of September 30, 2016 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the nine months ended September 30, 2016 and 2015 was approximately $104,000 and $112,000 respectively. Future non-cancellable minimum lease payments are approximately $35,000 for the remainder of 2016, $145,000 for 2017, $90,000 for 2018 and $77,000 for 2019.

Note 9 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2016, which were based on a West Texas Intermediate oil price of $41.97 per Bbl and a Henry Hub natural gas price of $2.39 per Mcf (adjusted for basis and quality differentials), respectively. This test resulted in a pre-tax write-down of $800,000 for the quarter ended September 30, 2016 and $7,444,597 for the nine month period ended September 30, 2016. In 2015 the Company recorded pre –tax write-downs of approximately $48.9 million. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 10 – Subsequent Events

On October 1, 2016, the Company and the Bank could not reach an agreement to extend the Third Amendment to the Forbearance Agreement. Following this outcome, the Company decided to discontinue payment of interest on its outstanding loan obligations with the Bank. The Company is evaluating plans to restructure, amend or refinance existing debt through private options and is optimistic of a successful outcome. However, it could seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

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

Overview

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Kansas, Colorado and Texas.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2015:

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016, and May 2, 2016. On April 7, 2016 the Company entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period was to be used by the Company to pursue strategic alternatives.

On April 28, 2016 the Bank informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016 upon effecting a principal reduction of $125,000. In addition, the Company will receive an automatic extension to September 15, 2016 upon meeting certain terms and conditions specified by the Bank. On May 31, 2016, the Company and the Bank amended to the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to October 1, 2016.

On October 1, 2016, the Company and the Bank could not reach an agreement to extend the Third Amendment to the Forbearance Agreement. Following this outcome, the Company decided to discontinue payment of interest on its outstanding loan obligations with the Bank. The Company is evaluating plans to restructure, amend or refinance existing debt through private options and is optimistic of a successful outcome. However, it could seek a protected reorganization under chapter 11 of the U.S. federal bankruptcy code.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the periods ended September 30, 2016 and September 30, 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Production
Oil (Bbl)	14,015	22,346	44,961	84,310
Natural gas (Mcf)	11,493	50,202	39,692	171,275

Average Sales Prices
Oil (Bbl)	$32.45	$42.23	$35.19	$45.34
Natural gas (Mcf)	$1.65	$1.71	$1.09	$1.69

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$39.72	$31.65	$43.22	$39.95

Average Lifting Costs (2)
Per Boe	$35.73	$27.99	$37.16	$29.31

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2016	2015		$2016	2015	$
Oil revenues	$454,825	$943,597	$(488,772)	$1,581,972	$3,822,466	$(2,240,494)
Natural gas revenues	18,929	85,793	(66,864)	43,461	290,246	(246,785)
Total	$473,754	$1,029,390	$(555,636)	$1,625,433	$4,112,712	$(2,487,279)

Oil Revenues

 Oil revenues for the three months ended September 30, 2016 were $454,825 compared to revenues of $943,597 for the three months ended September 30, 2015. Of the revenue decrease of $488,772 approximately $270 thousand was due to lower production volumes. Production decreased in the third quarter of 2016 from 22,346 barrels produced in 2015 to 14,015 barrels produced in 2016. Production decreases in the quarter are primarily the result of depletion and the curtailment of both growth and maintenance capital. Additionally, revenues decreased approximately $218 thousand due to lower crude oil prices. Crude oil prices dropped $9.78 or 23.2% from an average price of $32.45 per barrel for the third quarter of 2016 compared to $42.23 per barrel for the same period in 2015.

Oil revenues for the nine months ended September 30, 2016 were $1,581,972 compared to revenues of $3,822,466 for the nine months ended September 30, 2015. Of the revenue decrease of $2,240,494 approximately $1.4 million was due to lower production volumes. Production decreased in the first nine months of 2016 from 84,310 barrels produced in 2015 to 44,961 barrels produced in 2016. Production decreases are the result of depletion, the curtailment of both growth and maintenance capital expenditures, and sale of non-core assets. Additionally, revenues decreased approximately $.8 million due to lower crude oil prices. Crude oil prices dropped $10.15 or 22.4% from an average price of $45.34 per barrel for the first nine months of 2015 compared to $35.19 per barrel for the same period in 2016.

Natural Gas Revenues

Natural gas revenues for the three months ended September 30, 2016 were $18,929 compared to revenues of $85,793 for the three months ended September 30, 2015. Of the revenue decrease of $66,864 approximately $64,000 was due to lower production volumes. Production decreased in the third quarter 2016 from 50,202 mcf produced in 2015 to 11,493 mcf for the comparable period of 2016. The production decrease was due primarily to depletion of reserves and the curtailment of both growth and maintenance capital expenditures. Additionally, approximately $3 thousand of the revenue decrease was due to lower natural gas prices. Natural gas prices dropped $.06 or 3.6% from an average price of $1.71 per mcf in the third quarter of 2015 to an average price of $1.65 per mcf for the same period of 2016.

Natural gas revenues for the nine months ended September 30, 2016 were $43,461 compared to revenues of $290,246 for the nine months ended September 30, 2015. Of the revenue decrease of $246,785 approximately $143 thousand was due to lower production volumes. Production decreased in the first nine months of 2016 from 171,275 mcf in 2015 to 39,692 mcf for the comparable period of 2016. Production decreases are the result of natural depletion and the curtailment of both growth and maintenance capital expenditures. Additionally, revenues declined $104 thousand due to lower natural gas prices. Natural gas prices dropped $.60 or 35.4% from an average price of $1.69 per mcf for the first nine months of 2015 to an average price of $1.09 per mcf for the same period of 2016.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2016	2015		2016	2015
Production expenses:
Direct operating costs	$569,109	$859,688	$(290,579)	$1,916,774	$3,308,069	$(1,391,295)
Depreciation, depletion and amortization	63,644	112,288	(48,644)	312,322	1,200,521	(888,199)
Impairment of oil & gas properties	800,000	9,720,983	(8,920,983)	7,444,597	37,543,972	(30,099,375)
Total production expenses	1,432,753	10,692,959	(9,260,206)	9,673,693	42,052,562	(32,378,869)

General expenses:
Professional fees	43,968	136,464	(92,496)	181,086	487,287	(306,201)
Salaries	297,244	471,756	(174,512)	1,044,639	1,485,515	(440,876)
Administrative expense	124,090	95,700	28,390	435,616	525,733	(90,117)
Total general expenses	465,302	703,920	(238,618)	1,661,341	2,498,535	(837,194)
Total production and general expenses	1,898,055	11,396,879	(9,498,824)	11,335,034	44,551,097	(33,216,063)

(Loss) from operations	(1,424,301)	(10,367,489)	(8,943,188)	(9,709,601)	(40,438,385)	(30,728,784)

Other income (expense)
Interest expense	(339,719)	(306,933)	32,786	(1,001,937)	(937,638)	64,299
Gain (loss) on derivatives	(68,459)	941,076	1,009,535	(2,449,855)	(1,234,573)	1,215,282
Other income	138,075	787,526	649,451	2,312,261	2,998,869	686,608
Total other income (expense)	(270,103)	1,421,669	1,691,772	(1,139,531)	826,658	1,966,189

Net (loss)	$(1,694,404)	$(8,945,820)	$(7,251,416)	$(10,849,132)	$(39,611,727)	$(28,762,595)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses.

Direct operating costs for the three months ended September 30, 2016 decreased $290,579, or 33.8% to $569,109 from $859,688 for the three months ended September 30, 2015. Direct operating costs per boe increased $7.74 or approximately 27.6% in 2016 compared to 2015 at $35.73 per boe and $27.99 per boe respectively.

Direct operating costs for the nine months ended September 30, 2016 decreased $1,391,295, or 42.1% to $1,916,774 from $3,308,069 for the nine months ended September 30, 2015. Direct operating costs per boe increased $7.85 or approximately 26.8% in 2016 compared to 2015 at $37.16 per boe and $29.31 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 2016 was $63,644 compared to $112,288 for the three months ended September 30, 2015. The decrease in depletion expense of approximately $58,000 is due to a lower per boe depletion rates in 2016 compared to 2015 combined with lower production in 2016 versus 2015. The lower depletion rate resulted from the write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $3.09 or 69.6% in the third quarter of 2016 compared to the same period of 2015.

Depletion expense decreased approximately $832,000 for the nine months ended September 30, 2016 compared to the first nine months of 2015. This decrease was due primarily to the write-down of oil and gas assets referred to above, resulting in a depletion expense per boe decrease of $5.27 or 57.6% for the first nine months of 2016 compared to the same period of 2015.

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

For the three months ended September 30, 2016, we recognized an impairment expense on our evaluated oil and gas properties of $800,000 compared to $9,720,983 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 the write-down was $7,444,597 versus $37,543,972 for the comparable period of 2015.

Professional Fees

Professional fees for the three months ended September 30, 2016 were $43,968 compared to $136,464 for the three months ended September 30, 2015. The decrease in professional fees of approximately $92,000 was due primarily to reduced spending in 2016 on consultation fees associated with an investor relations consulting groups and reduced legal expenses.

For the nine months ended September 30, 2016 professional fees were $181,086 compared to $487,287 for the third quarter of 2015. The decrease in professional fee expenses were due primarily to reduced spending on investor relations, utilization of third party engineering consultants and legal fees.

Salaries

Salaries for the third quarter of 2016 decreased 37% from $471,756 in the third quarter of 2015 to $297,244 in the current quarter. Salaries for nine months ended September 30, 2016 decreased $440,876 or 29.7% to $1,044,639 compared to $1,485,515 for the nine months ended September 30, 2015.  These decreases in salaries were due to reductions of Company personnel.

Administrative Expenses

For the third quarter of 2016 Administrative expense increased $28,390 or 29.7% to $124,090 from $95,700 in the third quarter of 2015. The increase in costs was due primarily to lower G&A reimbursements from a joint venture partner and slightly increased insurance and IT costs.

Administrative expenses for the nine months ended September 30, 2016 were $435,616 compared to $525,733 for the nine months ended September 30, 2015. Administrative expenses decreased approximately $90,000 or 17.1% in 2016 due primarily lower SEC related expenditures, lower travel costs, lower rents and diminished expenditures for employee training. These decreases were partially offset by lower reimbursements from a joint venture partner.

Interest Expense

Interest expense for the third quarter of 2016 was $339,719 compared to $306,933 for the comparable quarter of 2015, an increase of approximately $33,000. Interest expense for the nine months ended September 30, 2016 was $1,001,937 compared to $937,638 for the nine months ended September 30, 2015 an increase of approximately $64,000. Interest expense increased as a result of higher interest rates. This increase was partially offset by decreased outstanding borrowings in 2016 compared to 2015.

Gain (Loss) on Derivatives

We incurred an unrealized losses of $68,459 in the third quarter of 2016 and $2,449,855 for the nine months ended September 30, 2016 due to the marking to market of our derivative contracts for the quarter and nine months of 2016 compared to an unrealized gain of $941,076 in the third quarter of 2015 and an unrealized loss of $1,234,573 for the nine months ended September 30, 2015. The change in values was due primarily to the completion of contracts during the quarter and nine month period ending September 30, 2016.

Other Income

Other income decreased $649,451 in the third quarter of 2016 compared to the same period in 2015 and decreased $686,608 for the nine month period ended September 30, 2016 compared to the same period of 2015. These decreases were due primarily to the realization of gains and the concomitant expiration of contracts in our portfolio of derivative contracts for the respective accounting periods.

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

The Company’s liquidity outlook has continued to decline due to continued low commodity prices. The significant risks and uncertainties described in the Risk Factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of the filing date, November 14, 2016, the Company is in default under its credit facility with the Bank. If the Company is unable to obtain a waiver or other suitable relief from the Bank under the credit facility the Bank could accelerate the outstanding indebtedness, which would make it immediately due and payable. If the Company is unable to obtain a waiver from or otherwise reach an agreement with the Bank, the Company will not have sufficient liquidity to repay its indebtedness.

The Company is evaluating plans to restructure, amend or refinance existing debt through private options. However, if the Company is not able to restructure, amend or refinance its existing debt, the debt is due and payable and the Company does not have sufficient liquidity to repay those amounts. In that event, if the Company is unable to reach an agreement with the Bank, the Company could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code.

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2016	December 31, 2015	Increase / (Decrease)

Current Assets	$2,525,875	$7,213,213	$(4,687,338)

Current Liabilities	$19,076,553	$4,260,559	$(14,815,994)

Working Capital	$(16,550,678)	$2,952,654	$(19,503,332)

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

Our current borrowing base is $17,925,000, of which we had borrowed $17,925,000 as of September 30, 2016. At September 30, 2016 and at December 31, 2015 the interest rate on amounts borrowed under our credit facility was approximately 5.5% and 4.3% respectively. This facility expires on October 3, 2018.

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Bank.

The Company is evaluating plans to restructure, amend or refinance existing debt through private options. However, if the Company is not able to restructure, amend or refinance its existing debt, the debt is due and payable and the Company does not have sufficient liquidity to repay those amounts. In that event, if the Company is unable to reach an agreement with the Bank, the Company could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the nine months ended September 30, 2016, we incurred a $7,444,597 impairment charge and for the nine months ended September 30, 2015 our impairment charge was $37,543,972. For the year ended December 31, 2014, there were no impairments resulting from the quarterly ceiling tests.

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

ITEM 1A. RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K filed on April 11, 2016, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results

The Company is in default of its obligations under its Senior Secured Credit Facility

On April 1, 2016 the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Bank.

The Company is evaluating plans to restructure, amend or refinance existing debt through private options. However, if the Company is not able to restructure, amend or refinance its existing debt, the debt is due and payable and the Company does not have sufficient liquidity to repay those amounts. In that event, if the Company is unable to reach an agreement with the Bank, the Company could be required to immediately file for protection under Chapter 11 of the U.S. Bankruptcy Code.

We may seek the protection of the United States Bankruptcy Court (“Bankruptcy Court”) which may harm our business.

The Company is analyzing various strategic alternatives to address its and our liquidity and capital structure, including strategic and refinancing alternatives through a private restructuring. However, a filing under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. Also during the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering additional estimated future production would be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges.

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

Date: November 14, 2016

