Form 10-K/A
period 2015-12-31
EnerJex Resources, Inc.
filed 2017-01-24
CIK 8504

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

☐   Yes           ☒   No

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K hereby amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which EnerJex Resources, Inc. (the “Company”) previously filed with the Securities and Exchange Commission on April 11, 2016. We are filing this amendment to include additional and expanded information required by regulations S-X and S-K in so far as it related to disclosures of the Company’s estimated quantities of proved reserves, previously reported in Form 10-K.

The Company is also filing the XBRL files to reflect these changes in the Notes to Financial Statements, Part I – Items 1 and 2 Business and Properties, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Except as expressly set forth herein, this Amendment No. 1 to Form 10-K does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the disclosures contained therein in any way. Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with the original filing on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

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

Reserves

Proved Reserves

The estimated total PV10 (present value) of our proved reserves as of December 31, 2015 was $8.8 million, compared to $64.3 million as of December 31, 2014. Our total net proved oil and gas reserves as of December 31, 2015 were 2.6 million BOE (59% oil), compared to 4.4 million BOE (69% oil) as of December 31, 2014. Of the 2.6 million net BOE of total proved reserves at December 31, 2015, approximately 39.3% are classified as proved developed producing, approximately 33.2% are classified as proved developed non-producing, and approximately 27.5% are classified as proved undeveloped. See “Glossary” on page 17 for our definition of PV10.

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

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2015 was $8.8 million, versus $64.3 million as of December 31, 2014.  Of the 2.6 million BOE of total proved reserves, approximately 39.3% are classified as proved developed producing, approximately 33.2% are classified as proved developed non-producing, and approximately 27.5% are classified as proved undeveloped.

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

Of the 2.6 million BOE of total proved reserves, approximately 39.3% are classified as proved developed producing, approximately 33.2% are classified as proved developed non-producing, and approximately 27.5% are classified as proved undeveloped.

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

Note 10 - Net Income Per Common Share

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

Note 11 - Impairment of Oil and Gas Properties

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

Note 12 - Other Income

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

Proved Reserves(1)	Total Proved Developed	Proved Undeveloped	Total Proved	Total Proved Developed	Proved Undeveloped	Total Proved

Beginning
Crude Oil BBL’s	2,214,038	740,700	2,954,738	3,084,238	1,368,600	4,452,838
Natural Gas Liquids BBL’s	89,250	-	89,250	38,950	-	38,950
Natural Gas MCF’s	4,469,845	3,667,314	8,137,159	3,818,065	4,059,900	7,877,965
Oil Equivalents BOE’s	3,048,261	1,351,919	4,400,180	3,759,412	2,045,188	5,804,600

Revisions of previous estimates
Crude Oil BBL’s	(629,480)	(522,070)	(1,151,550)	(724,191)	(627,900)	(1,352,091)
Natural Gas Liquids BBL’s	(35,860)	-	(35,860)	56,919	-	56,919
Natural Gas MCF’s	(1,085,542)	(637,800)	(1,723,342)	977,674	(392,586)	585,088
Oil Equivalents BOE’s	(846,264)	(628,370)	(1,474,634)	(504,326)	(693,331)	(1,197,657)

Purchases of minerals in place
Crude Oil BBL’s	-	-	-	2,234	-	2,234
Natural Gas Liquids BBL’s	-	-	-		-
Natural Gas MCF’s	-	-	-		-
Oil Equivalents BOE’s	-	-	-	2,234	-	2,234

Extensions and discoveries
Crude Oil BBL’s	-	-	-	2,226	-	2,226

Sales of minerals in place
Crude Oil BBL’s	(201,286)	(15,746)	(217,032)	-	-

Production
Crude Oil BBL’s	(96,244)	-	(96,244)	(150,469)	-	(150,469)
Natural Gas Liquids BBL’s	(6,045)	-	(6,045)	(6,619)	-	(6,619)
Natural Gas MCF’s	(188,408)	-	(188,408)	(325,894)	-	(325,894)
Oil Equivalents BOE’s	(133,690)	-	(133,690)	(211,403)	-	(211,403)

Ending
Crude Oil BBL’s	1,287,028	202,884	1,489,912	2,214,038	740,700	2,954,738
Natural Gas Liquids BBL’s	47,345	-	47,345	89,250	-	89,250
Natural Gas MCF’s	3,195,895	3,029,514	6,225,409	4,469,845	3,667,314	8,137,159
Oil Equivalents BOE’s	1,867,041	707,819	2,574,860	3,048,261	1,351,919	4,400,180

(1) Amounts in this table may differ from amounts previously disclosed due to roundings.

Proved developed reserves at December 31, 2015 consisted of approximately 71% oil and 29% natural gas and totaled 1,867.0 MBOEs. Proved developed reserves for December 31, 2014 consisted of approximately 76% oil and 24% natural gas and totaled 3,048.3 MBOEs. Proved undeveloped reserves for December 31, 2015 were 707.8 MBOEs. Proved undeveloped reserves at December 31, 2014 were 1,351.9 MBOEs.

The Company annually reviews its proved undeveloped reserves to ensure an appropriate plan for development exists. The Company books proved undeveloped reserves only if it plans to convert these reserves to proved developed producing reserves within five years from the date they were first booked. At December 31, 2015 proved undeveloped reserves were approximately 707.8 MBOE’s a decrease of 644.1 MBOE or 47.6%. The Company plans to develop all the remaining location that comprise the 707.8 MBOE of proved undeveloped reserves within five years. However, the decision to deploy capital and the timing of those expenditures is contingent on many different factors. The Company estimates capital expenditures of approximately $5.9 million will be sufficient to develop these reserves. The development plans assume a continued improvement in commodity pricing and general market conditions within the oil and gas industry.

The calculation of proved undeveloped reserves requires the Company to make predictions regarding future acquisitions and discoveries and the impact they may have on the Company’s overall development plan of properties it currently owns. The development plan is revised to reflect changes in the oil and gas industry, including changing markets and prices, and new investment opportunities, and such revisions will result in changes to our proved undeveloped reserves. Consequently, the exact timing of capital expenditures will be heavily dependent upon the Company’s interpretation of market opportunities which are deeply influenced by projections of future commodity prices. Each year we will review our five year development plan to maximize the value of our investment in oil and gas assets and in turn maximize shareholder value. At December 31, 2015 we believe the following best characterizes our development plan.

	Estimated Conversion of Proved Undeveloped Reserves

	CAPEX ($MM)	MBOE’s
2016	0.0	0.0
2017	1,120.0	112.5
2018	1,162.8	89.6
2019	3,057.2	131.4
2020	561.7	374.3

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

For the year ended December 31, 2014 proved reserves decreased 1,404.4 MBOEs of which production accounted for 211.4 MBOEs or 15.1% of the decrease. The remaining decrease of 1,193.0 MBOEs was due primarily to a revision of decline curves related to our Cherokee project in Eastern Kansas. Our third party independent engineering firm, MHA Petroleum Consultants revised their decline curve forecast methodology in response to 2014 production performance that fell short of forecast using the original methodology, resulting in a negative revision of approximately 724,000 BOEs of crude oil classified as proved developed and a negative revision of approximately 628,000 BOEs of crude oil classified as proved undeveloped reserves for a total of 1,352,091 BOEs. These decreases were partially offset by increases to estimated proved developed reserves of approximately 163,000 BOE of natural gas and approximately 57,000 barrels of natural gas liquids that resulted from the transfer of an Adena gas-cap well from proved non-producing to the proved developed producing category. Additionally, proved undeveloped natural gas reserves decreased approximately 65,000 BOE again due to the transferring of a gas-cap well from proved undeveloped to the proved developed category.

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

