Form 10-K
period 2016-12-31
EnerJex Resources, Inc.
filed 2017-03-31
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2016

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

☐   Yes           ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2.4 million based on a share value of $.28.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 8,423,936 shares of common stock, $0.001 par value, outstanding on March 31, 2017.

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to EnerJex Resources, Inc. a Nevada corporation, in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. a Nevada corporation ("EnerJex Kansas"). All of our current operations are conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation ("Black Raven"). Our leasehold interests are held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, (“Working Interest”) EnerJex Kansas and Black Raven.

Liquidity and Ability to Continue as a Going Concern

As discussed under “Item 9B — Other Information” the continued low oil and natural gas prices during 2015 and 2016 have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

In addition, as discussed below under "Significant Developments in 2016 and Recent Developments" the Company's lender sold our loan on February 10, 2017.

We agreed with the successor lender to several simultaneous transactions –

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter int™o a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,00.

2.	we would:

a.	convey our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon Enerjex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

We are required to obtain stockholder approval of this proposed transaction.

Significant Developments in 2016 and Recent Developments

The following briefly describes our most significant corporate developments occurring in 2016:

On April 1, 2016 the Company informed Texas Capital Bank (“TCB”) that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016, and May 2, 2016. On April 7, 2016 the Company entered into a Forbearance Agreement whereby TCB agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The 30-day period was to be used by the Company to pursue strategic alternatives.

On April 28, 2016 TCB informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016 upon effecting a principal reduction of $125,000. On May 31, 2016, the Company and TCB amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and TCB amended the Forbearance Agreement to extend the forbearance period to October 1, 2016.

On October 1, 2016, the Company and TCB could not reach an agreement to extend the Third Amendment to the Forbearance Agreement. Following this outcome, the Company decided to discontinue payment of interest on its outstanding loan obligations with TCB. The Company continued to evaluate plans to restructure, amend or refinance existing debt through private options.

On October 26, 2016 the NYSE delisted our Series A preferred stock from the NYSE MKT due to the failure to maintain a market capitalization of above $1 million. On January 11, 2017, we announced that we received a letter of noncompliance from the NYSE by reason to hold an annual meeting for the fiscal year ended December 31, 2015. On January 17, 2017, we announced that the NYSE had accepted our plan to restore compliance with certain NYSE regulations on or before March 31, 2017. The NYSE has granted an extension due to the inability to complete this Annual Report on Form 10K in time to have a stockholder meeting by that date. The holding of this stockholder meeting is part of our plan to restore compliance.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into a Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5)  years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

The Closing is expected to occur on or before May 1, 2017 (the February 10, 2017 letter agreement provided for a Closing on or before April 30, 2017. This was amended to May 1, 2017 in the amendment).

Our Business

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil and natural gas properties. Our business activities are currently focused in Kansas, Colorado, Nebraska, and Texas.

Our total net proved oil and gas reserves as of December 31, 2016 were 1.6 million barrels of oil equivalents (BOE), of which 64.1% was natural gas. Of the 1.6 million BOE of total proved reserves, approximately 12.2% are classified as proved developed producing, approximately 42.3% are classified as proved developed non-producing, and approximately 45.5% are classified as proved undeveloped.

The total PV10 (present value) of our proved reserves as of December 31, 2016 was approximately $3.4 million. “PV10” means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs after giving consideration of salvage value there were no material abandonment costs included in future development costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 36, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2016.

Our Colorado Properties

The table below summarizes our current Colorado and Nebraska acreage by project name as of December 31, 2016.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Adena	18,280	18,280	-	-	18,280	18,280
Hereford	-	-	3,400	3,400	3,400	3,400
Seven Cross	640	544	-	-	640	544
Niobrara	21,773	21,010	12,167	10,315	33,940	31,325
Total	40,693	39,834	15,567	13,715	56,250	53,549

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2016.

(2)	Net acreage is based on our net working interest as of December 31, 2016.

Adena Field Project

The Adena Field Project is located in the Denver-Julesburg (“D-J”) Basin in Morgan County, Colorado, where we owned a 100% working interest in 18,280 gross acres as of December 31, 2016. Our acreage position covers the majority of Adena Field, which is the third largest oil field ever discovered in Colorado behind Rangely Field and Wattenberg Field. The Adena Field has cumulatively produced 75 million barrels of oil and 125 billion cubic feet of natural gas since its discovery in the early 1950s. Our acreage in this project is currently held-by-production (see “Glossary” on page 15 for definition of held-by-production). The majority of the producing wells in the Adena Field were temporarily abandoned or shut-in during the mid-1980’s when oil prices collapsed, and a relatively small number of wells have been produced since that time.

Approximately 112 wells on our acreage are currently shut-in or temporarily abandoned. Our current understanding of the field indicates that most of the remaining 97 shut-in oil wells are candidates for reactivation, recompletion or use in a larger scale EOR project. The same is true for the remaining 14 shut-in injection wells.  We have a significant EOR project study under way at the present time and have begun field sampling and EOR flood modeling for each project. We intend to reactivate vintage secondary recovery injection wells simultaneously with the reactivation and/or recompletion of producer wells. Recompletions and reactivations are expected to cost approximately $200,000 to $250,000 per well and are expected to result in stabilized production rates of approximately 10 barrels of oil per day. We have also identified a number of wells on our acreage that are prospective for natural gas production from the J-Sand and D-Sand formations.

As of December 31, 2016, the Adena Field Project was producing approximately 75 gross barrels of oil per day from 9 J-Sand wells and 2 D-Sand wells at a depth of approximately 5,500 feet. One J sand gas producer was temporarily shut-in because of low natural gas prices and due to reservoir management practices.  Multiple wells are off production because they require maintenance work; however, we have delayed maintenance expenditures due to low commodity prices. We intend to pursue our reactivation and recompletion strategy once oil prices recover.

Our working interest in the Adena Field Project is subject to a 30% reversionary working interest that will be assigned to an unrelated third party after payout of all acquisition, operating, development, and financing costs including interest (approximately $39.5 million at December 31, 2016).

Niobrara – Colorado & Nebraska

Our Niobrara Project is located in the northeastern portion of the D-J Basin, where we owned a 100% working interest in approximately 34,000 gross acres as of December 31, 2016. Our acreage is located in Phillips and Sedgwick Counties, Colorado, and Perkins County, Nebraska.

Approximately 21,000 developed acres in this project are held by production and approximately 12,000 undeveloped acres are held by leases. As of December 31, 2016, we owned a 100% working interest in 24 Niobrara gas wells and we owned approximately a 6% overriding royalty interest in 180 Niobrara gas wells that are operated by Titan Energy. All of these wells are located in Amherst Field in Phillips and Sedgwick Counties, Colorado. As of December 31, 2016, we produced approximately 90 net mcf of natural gas per day from the Niobrara formation at a depth of approximately 2,500 feet.

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

Our Kansas Properties

The table below summarizes our current Kansas acreage by project name as of December 31, 2016.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Mississippian Project	4,365	3,492	-	-	4,365	3,492
Other	584	146	-	-	584	146
Total	4,949	3,638	-	-	4,949	3,638

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2016.

(2)	Net acreage is based on our net working interest as of December 31, 2016.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we own a 90% working interest in 4,949 gross acres. Approximately 73.5% of the gross leased acres in this project are currently held-by-production.

As of December 31, 2016, our Mississippian Project was producing approximately 100 gross barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet.

Cherokee Project

On August 12, 2015, EnerJex Resources, Inc., through its subsidiaries, EnerJex Kansas, Inc., and Working Interest, LLC, sold the Cherokee Project for approximately $2.8 million to Haas Petroleum, LLC, BAM Petroleum, LLC and MorMeg, LLC. The effective date of the sale was July 1, 2015.

Our Texas Properties

The table below summarizes our current Texas acreage by project name as of December 31, 2016.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
El Toro Project	458	275	-	-	458	275
Total	458	275	-	-	458	275

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2016.

(2)	Net acreage is based on our net working interest as of December 31, 2016.

El Toro Project

Our El Toro Project is located in Atascosa and Frio Counties in South Texas. As of December 31, 2016 we owned a 60% working interest in 458 gross acres. As of December 31, 2016, this project was producing approximately 7 gross barrels of oil per day from the Olmos formation at a depth of approximately 4,500 feet.

Our Business Strategy

Our principal strategy focuses on the development of oil and gas properties that have low production decline rates and offer drilling opportunities with low risk profiles. Our oil and gas operations are in Kansas, Colorado, Nebraska, and Texas. The principal elements of our business strategy are:

•	Develop Our Existing Properties. Creating production, cash flow, and reserve growth by developing our inventory of hundreds of drilling locations that we have identified on our existing properties.

•	Maximize Operational Control. We seek to operate and maintain a substantial working interest in the majority of our properties. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oil and gas field technologies.

•	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil and gas production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Our future financial results will continue to depend on:

•	the market price for oil, gas and natural gas liquids;

•	our ability to preserve sufficient working capital and maintain access to capital resources;

•	our ability to cost effectively manage our operations;

•	our ability to source and evaluate potential projects;

•	our ability to discover and exploit commercial quantities of oil and gas;

•	our ability to implement development program.

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

Drilling Activity

The following table sets forth the results of our drilling activities, including both oil and gas production wells and water injection wells that were drilled and completed during the year ended December 31, 2016 and the year ended December 31, 2015.

Drilling Activity
	Gross Wells			Net Wells (1)
Fiscal Year	Total	Successful	Dry	Total	Successful	Dry

2016 - Development	-	-		-	-
2015 - Development	-	-	-	-	-	-
2015 - Exploratory	2	-	2	1.0	-	1.0

2016 - Recompletion	-	-	-	-	-	-
2015 - Recompletion	-	-	-	-	-	-

(1)	Net wells are based on our net working interest at the end of each respective year.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and gas production (net of all royalties, overriding royalties and production due to others) for the years ended December 31, 2016 and 2015, the average sales prices, average production costs and direct lifting costs per unit of production.

	Year ended December 31,
	2016	2015
Net Production
Crude oil (bbl)	58,123	96,244
Natural gas liquids (bbl)	530	6,045
Natural gas (mcf)	47,554	188,408

Average Sales Prices
Crude oil ($ per bbl)	40.75	44.24
Natural gas liquids ($ per bbl)	7.02	4.01
Natural gas (per $ mcf)	1.51	1.88

Average Production Cost (1) $ per BOE	43.79	41.96
Average Lifting Costs (2) $ per BOE	39.97	33.67

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses (including price differentials) and all associated taxes. Impairment of oil and gas properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization, but do include transportation costs, which are paid to our purchasers as a price differential.

Results of Oil and Gas Producing Activities

The following table shows the results of operations from our oil and gas producing activities from the years ended December 31, 2016 and 2015. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Production revenues	$2,461,727	$4,878,722
Production costs	(2,661,258)	(4,501,940)
Depreciation, depletion and amortization	(254,329)	(1,108,039)
Results of operations for producing activities	$(453,860)	$(731,257)

Active Wells

The following table sets forth the number of wells in which we owned a working interest that were actively producing oil and gas or actively injecting water as of December 31, 2016.

	Active
Project	Gross	Net (1)
Crude Oil
El Toro Project	12	7.2
Mississippian Project	244	219.6
Adena Field Project	27	27.0
Other	3	2.6
Total Oil	286	256.4

Natural Gas
Niobrara Project	24	24.0

Total Gas	24	24.0

(1)	Net wells are based on our net working interest as of December 31, 2016.

Reserves

Proved Reserves

The estimated total PV10 (present value) of our proved reserves as of December 31, 2016 was $3.4 million, compared to $8.8 million as of December 31, 2015. Our total net proved oil and gas reserves as of December 31, 201 were 1.6 million BOE (64.1% natural gas), compared to 2.6 million BOE (59.4% oil) as of December 31, 2015. Of the 1.6 million net BOE of total proved reserves at December 31, 2016, approximately 12.2% are classified as proved developed producing, approximately 42.3% are classified as proved developed non-producing, and approximately 45.5% are classified as proved undeveloped. See “Glossary” on page 17 for our definition of PV10.

The estimated PV10 of the 1.6 million BOE is set forth in the following table. The PV10 is calculated using an average net oil price of $37.36 per barrel, an average net natural gas price of $1.65 per mcf and an average natural gas liquids price of $8.55 per barrel, and by applying an annual discount rate of 10% to the forecasted future net cash flow.

In 2016 the Company invested approximately $17,100 in its oil and gas properties. These reduced expenditures were in response to extremely low commodity prices. The Company has approximately $1.7 million of current asset on hand and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, to borrow funds as needed and it has the ability to joint venture any of its assets.

Summary of Proved Oil and Gas Reserves

December 31, 2016

	Gross				Net
		Natural Gas		Oil		Natural Gas		Oil
Proved Reserves	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10 (2)
Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s (1)	(before tax)
Proved, Developed	488,580	56,320	4,827,420	1,349,470	372,140	44,780	2,686,800	864,720	2,120,330
Proved, Undeveloped	196,860	-	4,176,000	892,860	152,610	-	3,422,170	722,970	1,316,700
Total Proved	685,440	56,320	9,003,420	2,242,330	524,750	44,780	6,108,970	1,587,690	3,437,030

(1)	Net BOE is based upon our net revenue interest
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 34 for a reconciliation to the comparable GAAP financial measure.

Oil and Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil and gas reserves with, or include such information in reports to any federal authority or agency, other than the SEC, during the year ended December 31, 2016.

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

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2016, we sold oil to ARM Energy Management LLC, Coffeyville Resources, Inc., and Sunoco Logistics, Inc. on a month-to-month basis (i.e., without a long-term contract). We sold our natural gas to United Energy Trading on a month-to-month basis and Western Operating Company under a long-term contract. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries. In addition, our Board of Directors has implemented a crude oil and gas hedging strategy that will allow management to hedge the majority of our net production in an effort to mitigate our exposure to changing oil and natural gas prices in the intermediate term. We had an ISDA master agreement and a deferred premium put options with BP through December 31, 2016.

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

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil and gas pipelines, and general fluctuations of global and domestic supply and demand. In 2016 we had month-to-month sales contracts with ARM Energy Management LLC, Coffeyville Resources, Inc., Sunoco Logistics, Inc., United Energy Trading and Western Operating Company and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

Personnel

We currently have 10 full-time employees, two temporary employee and one part-time employee including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

On February 10, 2017, our lender sold our secured loan to PWCM Investment Company IC LLC, and certain financial institutions (collectively, the "successor lender") pursuant to a loan sale agreement between Enerjex, our former lender, and the successor lender. The successor lender purchased from our prior lender all of its right, title and interest in, to and under our credit agreement and loan documents, in exchange for (i) a cash payment of $5,000,000, (ii) a synthetic equity interest equal to 10% of the proceeds, after successor lenders realization of a 150% return on the cash purchase price within 5 years of the closing date, and (iii) at any time prior to February 10, 2022, Buyer may acquire the synthetic equity interest above. In connection with the loan sale agreement, we released our prior lender and its successors, including the successor lender, from any and all claims under the credit agreement and loan documents. The Company is seeking stockholder approval of this transaction at the annual meeting of its stockholders to be held on April 27, 2017.

Also on February 10, 2017, we and our subsidiaries and the successor lender entered into a binding letter agreement dated February 10, 2017, pursuant to which the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000. So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

As consideration for the loan forgiveness, and subject to obtaining stockholder approval prior to the closing, we agreed to convey to successor lender all of our right, title, and interest, in and to all real property leases and oil and gas producing properties and other assets situated in the States of Colorado, Texas and Nebraska, including all our equipment and tangible personal property owned and used in connection with our ownership and operation of those real property leases and oil and gas producing properties. The assets we are conveying (i) shall include our assets in the Adena Field, the NECO Project, Weld County, East Crown and certain other oil and gas plugging, lease and other bonds. Subject to obtaining shareholder approval prior to the closing, we will also transfer to successor lender all of our right, title, and interest in and to all our Oakridge Energy, Inc. shares.

If this transaction closes, we will retain the Kansas-based assets, which currently generate a majority of our revenue and cash flow from operations, and the successor lender will agree that the conveyance of all of our other oil and gas assets, the Oakridge Energy shares, and the restated secured note in the principal amount of $4,500,000, payable with a discount at $3,300,000 provided the loan is paid in full prior to the maturity date November 1, 2017, subject to extension. We are seeking stockholder approval of that transaction at the annual meeting of its stockholders scheduled for April 27, 2017.

Due to our indebtedness, liquidity issues and the potential for restructuring transactions, there is risk that, among other things:

•	it may become more difficult to retain, attract or replace key employees;
•	employees could be distracted from performance of their duties or attracted to other career opportunities; and
•	our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may continue to have a material adverse effect on our business, results of operations and financial condition.

The Closing is expected to occur on or before May 1, 2017.

Should we not be able to close this transaction, our existing and future debt agreements could create issues as principal and interest payments become due and the debt matures that will threaten our ability to continue as a going concern. We will likely seek bankruptcy protection if this transaction is not approved by the stockholders.

Until we repay the full amount of our outstanding credit facility, we may continue to have substantial indebtedness, which is secured by substantially all of our assets.

While our bank sold its rights under our credit facility to the successor lender, and the successor lender has agreed to a transaction in which we can contribute certain of our assets, our shares in Oakridge Energy, and reduce our loan amount from $17,925,000 to a restated note in the original principal amount of $4,500,000, subject to a $1,200,000 discount provided that we repay the successor lender $3,300,000 prior to the maturity date of November 1, 2017 (subject to extension). In exchange we can retain our Kansas oil and gas assets. Unless and until this transaction closes (which is dependent on the approval of our stockholders), we will remain in default on our obligations, and the successor lender may enforce its rights as secured parties and we will likely lose all of our Kansas assets and may be forced to liquidate the Company.

We are unable to fulfill our obligations under our credit facility which is adversely affecting our business.

As of December 31, 2016, we had total indebtedness of $17,925,000 under the credit facility and our borrowing base was $17,925,000. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

We are currently unable to comply with some or all of these covenants. If we do not obtain waivers from the successor lender, we would be unable to make additional borrowings under these facilities; our indebtedness under these agreements would remain in default and repayment of debt could be accelerated. If our indebtedness is accelerated, we will not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional indebtedness in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Our 2016 oil and gas reserve report shows a material decline in our estimated reserves, which will have adverse implications to our business.

Our 2016 oil and gas reserve report shows a material decline in our estimated reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. For example, estimates of quantities of proved reserves and their PV10 value are affected by changes in crude oil and gas prices, because estimates are based on prevailing prices at the time of their determination. Further, reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.

The reduction in our reserve estimates is likely to change the schedule of future production and development drilling that was contemplated in our 2015 reserve report. Reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered. Furthermore, estimates of quantities of proved reserves and their PV10 value may be affected by changes in crude oil and gas prices because the Company’s estimates are based on prevailing prices at the time of their determination.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2015 impairment charges of $48,930,087 were recorded. For the year ended December 31, 2016 impairment charges of $8,032,670 were recorded.

Our stock price has declined below $1.00 per share. If the average closing price of our common stock is less than $1.00 per share for a period of over 30 consecutive trading days, the NYSE could delist our common stock.

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

Approximately 45.5% of our total proved reserves as of December 31, 2016 consist of undeveloped reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2016 was $3.4 million, versus $8.8 million as of December 31, 2015.  Of the 1.6 million BOE of total proved reserves, approximately 12.2% are classified as proved developed producing, approximately 42.3% are classified as proved developed non-producing, and approximately 45.5% are classified as proved undeveloped.

Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be produced in the time periods we have planned, at the costs we have budgeted, or at all. For further information please see the disclosures in Footnote 14 to the Notes to the Financial Statements.

Because we face uncertainties in estimating proved recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2016 were prepared by Cobb & Associates, Inc., an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Cobb & Associates, Inc. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

Even if we make acquisitions that we believe are good for our business, all acquisitions involve potential risks, including, among other things:

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

In Kansas, we sell oil to Coffeyville Resources. There are approximately six potential purchasers of oil in Kansas. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

We currently sell oil to Sunoco Logistics, Inc. in Texas. There are numerous purchasers in Texas, but increased production volumes from extensive shale drilling activity in the area could result in reduced purchases by several of our purchasers.

In Colorado we sell oil to ARM Energy Management LLC. There are a number of potential purchasers of our oil in Colorado but increased production volumes from the DJ basin could result in reduced purchases by our purchasers. If a key purchaser were to reduce the volume of oil it purchases from us, our revenue and cash available for operations will decline to the extent we are not able to find new customers to purchase our production at equivalent prices.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) and their affiliates beneficially owned approximately 3,973,168 shares or 47.17% of the outstanding shares of common stock, stock options, and derivatives that could have been converted to common stock at December 31, 2016, and as of the filing of this Annual Report on Form 10-K. Such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.

Two of our Directors, Ryan A. Lowe and Lance W. Helfert, served on the investment committee of West Coast Asset Management, Inc. West Coast Asset Management was the managing member of West Coast Opportunity Fund, LLC, a private investment vehicle formed for the purpose of investing in a wide variety of securities and financial instruments. West Coast Opportunity Fund, LLC was terminated in July 2015 and all of the assets of the fund, including EnerJex common and preferred shares were distributed to the shareholders of that fund. West Coast Asset Management’s principals also manage Montecito Venture Partners, LLC. Montecito Venture Partners, LLC beneficially owned 1.53% of our common stock and .7% of our Series A preferred stock at December 31, 2016 and as of the date of this filing. West Coast Asset Management, Inc. was dissolved in September 2016.

In addition, we engage from time to time in transactions with certain of these significant stockholders.

As stated above, Montecito Venture Partners affiliates of our directors Mr. Lowe and Mr. Helfert, beneficially own, as of December 31, 2016, 1.53% of our common stock and .7% of our Series A preferred stock. The interests of Montecito Venture Partners, and their affiliates, may differ from those of our other stockholders. Montecito Venture Partners, and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers’ or customers’ businesses.

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

Although our common stock is traded on the NYSE MKT and our Series A preferred stock is traded on the OTC PINK, daily trading volumes are small making it difficult for investors to sell their shares.

Our common stock and our Series A preferred stock trade under the symbol “ENRJ,” and “ENRJP,” respectively but trading volume has been minimal. Therefore, the market for our common stock is limited. The trading price of our stock could be subject to wide fluctuations. Investors may not be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

On September 23, 2016 the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself. The Company has faith that it will prevail and at December 31, 2016 no reserve for potential losses arising from this matter has been recorded. Additionally under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016 C&F Ranch, LLC sued the Company in Allen County Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that has paid all rents owe to C&F Ranch LLC and will vigorously defend itself. The Company has faith that it will prevail and at December 31, 2016 no reserve for potential losses arising from this matter has been recorded.

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock trades on the NYSE MKT under the symbol “ENRJ.” The following table lists the quotations for the high and low sales prices of our common stock for the years ended December 31, 2015 and December 31, 2016. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

	High	Low
Year Ended December 31, 2015
Quarter ended March 31, 2015	$3.44	$1.21
Quarter ended June 30, 2015	$2.19	$1.25
Quarter ended September 30, 2015	$1.53	$.49
Quarter ended December 31, 2015	$.93	$.30
Year Ended December 31, 2016
Quarter ended March 31, 2016	$.38	$.20
Quarter ended June 30, 2016	$.38	$.23
Quarter ended September 30, 2016	$.61	$.25
Quarter ended December 31, 2016	$.40	$.26

Holders

As of March 31, 2017, there were 341 holders of record of our common stock, and 9 holders of record of our Series A preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of fiscal year ended December 31, 2016, regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Number of shares
	Number		remaining available for
	of shares to be issued		future issuance under
	upon exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding shares
	warrants and rights	outstanding options,	reflected in column (a)
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by stockholders	207,665	$9.69	507,825

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

Results of Operations

The following table presents selected information regarding our operating results from continuing operations.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015	Difference
Oil & gas revenues (1)
Crude oil revenues	$2,390,024	$4,525,089	$(2,135,065)
Average price per Bbl	40.75	44.24	(3.49)
Natural gas revenues	71,703	353,633	(281,930)
Average price per Mcf	1.51	1.88	(.37)
Expenses:
Lease operating expenses (2)	2,661,258	4,501,940	(1,840,682)
Depreciation, depletion and amortization (3)	254,329	1,108,039	(853,710)
Impairment of oil and gas properties	8,032,670	48,930,087	(40,897,417)
Total production expenses	10,948,257	54,540,066	(43,591,809)
Professional fees (4)	310,471	680,860	(370,389)
Salaries (5)	1,642,593	1,927,552	(284,959)
Depreciation - other fixed assets	159,638	203,407	(43,769)
Administrative expenses (6)	539,571	636,459	(96,888)
Total expenses	$13,600,530	$57,988,344	$(44,387,814)

(1) 2016 crude oil revenues decreased $2.1 million or 47% to 2.4 million from $4.5 million in fiscal 2015.  This decrease was due to the continued decline in crude oil prices. Realized oil prices dropped $3.49 or 8% during 2016 from an average of $44.24 per bbl in 2015 to an average of $40.75 per bbl in 2016. Declining prices accounted for approximately $200,000 of the $2.1 million drop in crude oil revenues. A decrease in production volumes in 2016 accounted for $1.9 million of the $2.1 million decrease in revenues. Volumes decreased by approximately 43,600 bbls or 43% to 58,653 bbls in 2016 compared to production of 102,289 bbls in 2015.  2016 natural gas revenues decreased approximately $282,000 or 80% to $71,700 from $353,600 million in 2015. The decrease was due to lower natural gas prices in 2016. Natural gas prices decreased $.37 per mcf or 20% from an average price of $1.88 in 2015 to an average price of $1.51 in 2016. This drop in prices accounted for $69,100 of the overall $282,000 decrease in revenues. A decrease in production volumes accounted for the remaining $213,000 decrease in revenues. Natural gas volumes decreased approximately 140,900 mcf or 75% in 2016 from 188,400 mcf in 2015 to 47,600 mcf in 2016.

(2) 2016 lease operating expenses decreased $1.8 million or 41% to $2.7 million from $4.5 million in 2015. However, lease operating expenses per boe increased 19% or $6.30 to $39.97 in 2016 from $33.67 per boe in 2015.

(3) The depletion expense decrease is due primarily to the impairment of oil and gas properties necessitated by the SEC quarterly ceiling tests. The Company reviews the carrying value of oil and gas properties accounted for by use of the full cost rules of accounting. This method dictates that the net book value of oil and gas properties, less deferred income taxes, may not exceed a calculated “ceiling.” Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected in the statement of operations. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively. For the year ended December 31, 2016 impairments of $4,506,933, $2,137,663, $800,000 and $588,073were record in the first, second, third and fourth quarters respectively. Because of these write downs depletion expense per boe decreased 54% or $4.47 per boe from $8.29 per boe in 2015 to $3.82 per boe in 2016. As a result, 2016 depletion expense decreased approximately $854,000 to approximately $254,000 from $1,108,039 in 2015.

(4) Professional fees decreased 54% or approximately $370,000 thousand from approximately $681,000 in 2015 to approximately $310,500 in 2016. Investor relation expenditures decreased approximately $110,000 and Consulting fees including tax, third party engineering and audit decreased by approximately $308,000. These decreases were partially offset by increases in legal fees of approximately $48,000.

(5) Salaries decreased 15% or approximately $300,000. The decrease was due primarily to decreased head counts.

(6) Administrative expenses decreased approximately $97,000 or 15%. The decrease was due primarily to decreased spending on SEC matters, travel, training and office supplies of $122,000, $21,000, $30,000 and $18,000 respectively. These decreases were partially offset by an increase spending for IT and software and reduced recovers of overhead costs from a joint interest partner of $34,000 and $60,000 respectively.

Reserves

	Year Ended	Year Ended
	December 31,	December 31,
Proved Reserves	2016	2015
Total proved PV10 (present value) of reserves	$3,437,030	$8,769,970
Total proved reserves (BOE)	$1,587,690	$2,574,860
Average Price (per bbl)	$37.36	$50.28
Average Price (per mcf)	$1.65	$2.58

Of the 1.6 million BOE of total proved reserves, approximately 12.2% are classified as proved developed producing, approximately 42.3% are classified as proved developed non-producing, and approximately 45.5% are classified as proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2016. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Cobb & Associates Inc., our independent petroleum consultants. For additional information regarding our reserves, please see Note 13 to our audited financial statements for the fiscal year ended December 31, 2016.

Summary of Proved Oil and Gas Reserves

December 31, 2016

	Gross				Net
		Natural Gas		Oil		Natural Gas		Oil
Proved Reserves	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10 (2)
Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s (1)	(before tax)
Proved, Developed	488,580	56,320	4,827,420	1,349,470	372,140	44,780	2,686,800	864,720	2,120,330
Proved, Undeveloped	196,860	-	4,176,000	892,860	152,610	-	3,422,170	722,970	1,316,700
Total Proved	685,440	56,320	9,003,420	2,242,330	524,750	44,780	6,108,970	1,587,690	3,437,030

In 2016 the Company invested approximately $17,100 in its oil and gas properties. These reduced expenditures were in response to extremely low commodity prices. The Company has approximately $1.7 million of current asset on hand and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, to borrow funds as needed and it has the ability to joint venture any of its assets.

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

	As of December 31,	As of December 31,
	2016	2015
PV10 (before tax)	$3,437,030	$8,769,970
Future income taxes, net of 10% discount	$-	$-
Standardized measure of discounted future net cash flows	$3,437,030	$8,769,970

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

The following table summarizes total current assets, total current liabilities and working capital at year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	Difference
Current Assets	$1,678,967	$7,213,213	$(5,534,246)
Current Liabilities	$19,754,407	$4,260,559	$(15,493,848)
Working Capital (deficit)	$(18,075,440)	$2,952,654	$(21,028,094)

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

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with the Bank. The Second Amendment: (i) increased the borrowing base to $7,000,000, (ii) reduced the minimum interest rate to 3.75% and (iii) added additional new leases as collateral for the loan.

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

On April 16, 2013, the Bank increased our borrowing base to $19,500,000.

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

Our current borrowing base is $17,925,000, of which we had borrowed $17,925,000 as of December 31, 2016. The interest rate on amounts borrowed under our credit facility during 2016 was approximately 8.7% and for the year ended December 31, 2015, the interest rate on amounts borrowed was approximately 4.3%. This facility expires on October 3, 2018.

On April 1, 2016, the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016, and May 2, 2016. On April 7, 2016 the Company entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period was to be used by the Company to pursue strategic alternatives.

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

On October 1, 2016, the Company and the Bank could not reach an agreement to extend the Third Amendment to the Forbearance Agreement. Following this outcome, the Company decided to discontinue payment of interest on its outstanding loan obligations with the Bank. The Company continued to evaluate plans to restructure, amend or refinance existing debt through private options.

On February 10, 2017, the Company, the Bank and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into a Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5) years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above.

In connection with the LSA, we release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and PWCM Investment Company IC LLC, a Delaware limited liability company and other buyers (collectively, the "successor lender"), entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

The Closing is expected to occur on or before May 1, 2017 (the February 10, 2017 letter agreement provided for a Closing on or before April 30, 2017. This was amended to May 1, 2017 in the amendment).

Satisfaction of our cash obligations for the next 12 months

We will not be able to meet our cash obligations for the next 12 months unless the proposed loan forgiveness transaction with our successor lender under out secured credit facility discussed above closes

If the loan forgiveness transaction with the successor lender does not close, our indebtedness under our secured credit facility will remain outstanding and in default, and the secured lender will likely foreclose on all of our assets and we will not be able to continue as a going concern. We will also need to raise additional funds to continue operations and to meet our near term cash obligations after the transaction. We may raise additional funds assets sales and cash flow generated from operations.

Due to the declines in oil prices, the resulting decline in our reserves caused a corresponding reduction to our borrowing base, our continued default of our obligations under the secured credit facility, our issuances of equity securities from our “shelf” registration, our issuance of Series B preferred equity with an anti-dilution protection, and, if the loan restructuring transaction is closed, the reduced size of our business (as discussed above we will only retain the Kansas assets) it will be more difficult in 2017 to use our historical means to meet our cash obligations in the next twelve months.

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

Significant changes in the number of employees

We currently have 10 full-time employees, two temporary employees and one part-time employee including field personnel. As production and drilling activities increase or decrease, we will adjust our technical, operational and administrative personnel as appropriate. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2016 impairments of $4,506,933, $2,137,663, $800,000 and $588,073 were recorded for the first, second, third quarters and fourth quarters respectively. For the year ended December 31, 2015 impairments of $16,401,376, $11,421,613, $9,720,983 and $11,386,115 were record in the first, second, third and fourth quarters respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer, Louis G. Shott., and our Chief Financial Officer, Douglas M. Wright, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, Mr. Watson and Mr. Wright concluded that our disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

On February 10, 2017, the Company, TCP and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into a Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5)  years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, we release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and PWCM Investment Company IC LLC, a Delaware limited liability company and other buyers (collectively, the "successor lender"), entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

Borrower shall retain all of its existing oil and gas properties located in Kansas, including equipment and tangible personal property related to those oil and gas properties. The Kansas-based assets that the Company will retain generate a majority of the Company’s revenue and cash flow from operations. These assets shall secure the remaining $3,300,000 due in 6 months, nine months or a year.

The Closing is expected to occur on or before May 1, 2017.

If we are unable to complete the proposed loan forgiveness transaction with our successor lender, we may need to seek relief under the U.S. Bankruptcy Code. This relief may include: (i) seeking bankruptcy court approval for the sale or sales of some, most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code and a subsequent liquidation of the remaining assets in the bankruptcy case; (ii) pursuing a plan of reorganization (where votes for the plan may be solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite any classes of creditors who reject or are deemed to have rejected such plan; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2017 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. filed on August 16, 2006. (incorporated by reference to Exhibit 2.3 to Form 8-K filed on August 16,2006)
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

47

3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).

48

10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015 (incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 3, 2016).
10.29	Third Amendment to Forbearance Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2016.
10.30	Letter Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. and Adena, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 14, 2017).
10.31

Loan Sale Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc., and Adena, LLC (incorporated by reference to Exhibit 10.2 on Form 8-K filed February 14, 2017).

10.32	Consulting Agreement dated February 10, 2017, by and between Registrant and Douglas Wright (incorporated by reference to Exhibit 10.3 on Form 8-K filed February 14, 2017).
10.33	Employment Agreement dated February 10, 2017, by and between Registrant and Louis G. Schott (incorporated by reference to Exhibit 10.4 on Form 8-K filed February 14, 2017).
10.34	Separation and General Release Agreement dated February 10, 2017, by and between Registrant and Robert G. Watson, Jr.*
21.1	Subsidiaries*
23.1	Consent of Cobb & Associates, Inc.*
23.2	Cobb & Associates Letter Report dated March 15, 2017*
23.3	Cobb & Associates Letter Report dated February 29, 2016*
24.1	Power of Attorney (included with signatures).*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Louis G. Schott
Louis G. Schott Interim Chief Executive Officer

Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis G. Schott	Interim Chief Executive Officer,	March 31, 2017
Louis G. Schott	(Principal Executive Officer), Secretary

/s/ Douglas M. Wright	Chief Financial Officer	March 31, 2017
Douglas M. Wright

/s/ Ryan A. Lowe	Director	March 31, 2017
Ryan A. Lowe

/s/ Lance W. Helfert	Director	March 31, 2017
Lance Helfert

/s/ James G. Miller	Director	March 31, 2017
James G. Miller

/s/ Richard E. Menchaca	Director	March 31, 2017
Richard E. Menchaca

50

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

EnerJex Resources Inc.

We have audited the accompanying consolidated balance sheets of EnerJex Resources Inc. (“The Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency, for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnerJex Resources Inc., as of December 31, 2016 and 2015 and the results of its operations, and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company is a going concern. As discussed in Note 2 of the financial statements, the Company plans a significant restructuring which if successful will forgive substantially all of its outstanding debt obligations. Closing of this transaction is scheduled on or before April 30, 2017. Management’s plans as to this matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

New York, New York

March 31, 2017

Las Vegas, NV   Kansas City, MO   Houston, TX   New York, NY   Washington DC

Mumbai, India   Athens, Greece   San Francisco, CA   Beijing, China

Member ANTEA INTERNATIONAL with offices worldwide

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015

Assets
Current Assets:
Cash unrestricted	$128,035	$3,101,682
Restricted cash	50,000	-
Accounts receivable	600,255	977,488
Derivative receivable	10,570	2,531,401
Inventory	185,733	144,327
Marketable securities	210,990	210,990
Deposits and prepaid expenses	493,384	247,325
Total current assets	1,678,967	7,213,213

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,817,711 and $1,658,073	2,077,055	1,995,010
Oil & gas properties using full cost accounting, net of accumulated DD&A of $15,189,716 and $14,935,386	3,437,030	11,706,939
Other non-current assets	798,809	919,239
Total non-current assets	6,312,894	14,621,188
Total assets	$7,991,861	$21,834,401

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$294,241	$1,142,842
Accrued liabilities	1,535,165	1,131,057
Current portion of long term debt	17,925,000	1,986,660
Total current liabilities	19,754,406	4,260,559

Non-Current Liabilities:
Asset retirement obligation	3,314,191	3,091,478
Long-term debt	-	16,625,000
Other long-term liabilities	3,401,149	390,937
Total non-current liabilities	6,715,340	20,107,415
Total liabilities	26,469,746	24,367,974

Commitments and Contingencies

Stockholders’ (Deficit) Equity:
10% Series A Cumulative Redeemable Perpetual Preferred Stock, $.001 par value, 25,000,000 shares authorized; shares issued and outstanding 938,248 at December 31, 2016 and December 31, 2015	938	938
Series B Convertible Preferred stock, $.001 par value, 1,764 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at December 31, 2016 and December 31, 2015	8,424	8,424
Paid in capital	69,090,613	68,848,944
Accumulated deficit	(87,577,862)	(71,391,881)
Total stockholders’ (deficit)	(18,477,885)	(2,533,573
Total liabilities and stockholders’ (deficit) equity	$7,991,861	$21,834,401

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

Crude oil revenues	$2,390,024	$4,525,089
Natural gas revenues	71,703	353,633
Total revenues	2,461,727	4,878,722

Expenses:
Direct operating costs	2,661,258	4,501,940
Depreciation, depletion and amortization	413,967	1,311,446
Impairment of oil and gas assets	8,032,670	48,930,087
Professional fees	310,471	680,860
Salaries	1,642,593	1,927,552
Administrative expense	539,571	636,459
Total expenses	13,600,530	57,988,344
Loss from operations	(11,138,803)	(53,109,622)

Other income (expense):
Interest expense	(1,911,906)	(1,293,407)
Gain (loss) on mark to market of derivative contracts	(2,531,401)	(2,194,679
Other income (loss)	2,406,340	4,675,854
Total other income (expense)	(2,036,967)	1,187,768
(Loss) income before provision for income taxes	(13,175,770)	(51,921,854)
Provision for income taxes	-	-

Net (loss)	$(13,175,770)	$(51,921,854)

Net (loss)	$(13,175,770)	$(51,921,854
Preferred dividends	(3,010,211)	(1,798,274)
Net (loss) attributable to common stockholders	$(16,185,981)	$(53,720,128)
Net (loss) per common share basic and diluted	(1.92)	(6.50)
Weighted Average Shares	8,423,936	8,265,716

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ (Deficit)

							Accumulated
	10% Series A		Series B				Other			Total
	Preferred Stock		Preferred Stock		Common Stock		Comprehensive	Paid In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Capital	Deficit	(Deficit)
Balance, January 1, 2015	751,815	752			7,643,114	7,643	(552,589)	63,825,998	(17,280,817)	46,000,987
Dividend received from Oakridge Energy							552,589			552,589
Stock issued for services	3,000	3			17,500	18		23,979		24,000
Stock based compensation								396,124		396,124
Sale of commons stock					763,322	763		824,643		825,506
Sale of series A preferred stock	185,433	1,832						2,014,410		2,014,595
Sale if series B preferred stock			1,764	2				1,763,790		1,763,792
Preferred stock dividends									(2,189,210)	(2,189,210)
Net loss for the year									(51,921,854)	(51,921,854)
Balance, December 31, 2015	938,248	938	1,764	2	8,423,936	8,424	-	68,848,944	(71,391,881)	(2,533,573)
Stock based compensation								241,669		241,669
Preferred stock dividends									(3,010,211)	(3,010,211)
Net loss for the year									(13,175,770)	(13,175,770)
Balance, December 31, 2016	938,248	$938	1,764	$2	8,423,936	$8,424	$-	$69,090,613	$(87,757,862)	$(18,477,885)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net (loss)	$(13,175,770)	$(51,921,854)
Depreciation, depletion and amortization	413,967	1,311,446
Impairment of oil and gas assets	8,032,670	48,930,087
Stock, options and warrants issued for services	241,669	420,103
Accretion of asset retirement obligation	225,480	257,712
Settlement of asset retirement obligations	(2,767)	(2,244)
(Gain) loss on derivatives	2,520,831	2,190,350
Loss on sale of fixed assets	-	13,661
Adjustments to reconcile net (loss) (used in) operating activities:
Changes in current assets and liabilities
Accounts receivable	377,233	301,021
Inventory	(41,406)	103,891
Deposits and prepaid expenses	(246,059)	77,014
Accounts payable	(848,601)	(1,899,993)
Accrued liabilities	404,108	70,131
Cash flows used in operating activities	(2,098,645)	(148,675)

Cash flows from investing activities
Purchase of fixed assets	(241,683)	(7,876)
Oil and gas properties additions	(17,089)	(251,821)
Sale of oil and gas properties	-	2,867,305
Proceeds from sale of fixed assets	-	33,142
Increase in restricted cash	(50,000)
Dividend received from Oakridge Energy	-	1,360,172
Cash flows (used in) investing activities	(308,772)	4,000,922

Cash flows from financing activities
Proceeds from sale of stock	-	4,603,812
Repayments of long-term debt	(686,660)	(4,935,595)
Borrowings on long-term debt	-	500,000
Preferred stock dividends paid	-	(1,798,274)
Deferred financing costs	120,430	73,968
Cash flows (used in) financing activities	(566,230)	(1,556,089)
(Decrease) increase in cash and cash equivalents	(2,973,647)	2,296,158
Cash and cash equivalents, beginning	3,101,682	805,524
Cash and cash equivalents, end	$128,035	$3,101,682

Supplemental disclosures:
Interest paid	$922,072	$840,513
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Share-based payments issued for services	$241,669	$420,103
Preferred dividends payable	$3,010,211	$390,936

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

We have no liability for unrecognized tax benefits recorded as of December 31, 2016 and 2015. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statement of operations or consolidated balance sheet as of December 31, 2016. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2016 are the years ended December 31, 2013, 2014 and 2015. Tax years ending prior to 2013 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

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

At December 31, 2016, Fixed Assets consisted of vehicles $355,886, furniture and equipment of $795,563, building and leasehold improvements of $23,069 and gathering and compression systems of $2,720,247, as well as accumulated depreciation of vehicles of $336,083, accumulated depreciation of furniture and fixtures of $532,190, accumulated depreciation of building and leasehold improvements of $17,515 and accumulated depreciation of gathering and compression systems of $931,923.

At December 31, 2015, Fixed Assets consisted of vehicles of $354,887, furniture and equipment of $552,288, building and leasehold improvements of $23,069 and gathering and compression systems of $2,722,839 as well as accumulated depreciation of vehicles $328,659, accumulated depreciation of furniture and fixtures of $478,578, accumulated depreciation of building and leasehold improvements of $13,342 and accumulated depreciation of gathering and compression systems of $837,494.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2015 impairment charges of $48,930,087 were record. For the year ended December 31, 2016 impairment charges of $8,032,670 were recorded.

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

Major Purchasers

For the years ended December 31, 2016, and 2015 we sold our produced crude oil to ARM Energy Management, LLC, Coffeyville Resources Inc., and Sunoco Logistics Inc. on a month-to-month basis and we sold our produced natural gas to United Energy Trading and Western Operating Company.

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

For the year ended December 31, 2016 and 2015, diluted net loss per share did not include the effect of 298,664 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective; accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2016 of $87,577,862. Also, net loss was $13,175,770 and cash used in operations was $2,098,645 for the year ended December 31, 2016.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described below to restructure, amend or refinance debt and secure financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Throughout 2016, the Company evaluated plans to restructure, amend or refinance existing debt through private options. On February 14, 2017 the Company announced that a group of investors unrelated the Company has purchased from EnerJex’s secured bank lender all rights to the Company's secured indebtedness, and that EnerJex has executed with the purchasing investor group a definitive written agreement for the discharge of the Company's secured indebtedness.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into a Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5)  years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

The Closing is expected to occur on or before May 1, 2017 (the February 10, 2017 letter agreement provided for a Closing on or before April 30, 2017. This was amended to May 1, 2017 in the amendment). See footnote number 13 of these financial statements for additional information.

Note 3 - Equity Transactions

Stock transactions in fiscal year ended December 31, 2016

There were no equity transactions for the year ended December 31, 2016.

Stock transactions in fiscal year ended December 31, 2015

On March 13, 2015, the Company issued in a registered offering 763,322 registered shares of its common stock together with 1,242.17099 shares of its newly designated Series B Convertible Preferred Stock (the “Preferred Stock”) convertible into 709,812 shares of common stock. We also issued in an unregistered offering, 521.62076 shares of Preferred Stock convertible into 298,069 shares of common stock, and warrants to purchase 1,771,428 shares of its common stock. The shareholder’s ability to convert a portion of the Preferred Stock and to exercise the warrant are restricted: (i) prior to the Company obtaining approval of the offering by its shareholders, which we expect to obtain before May 31, 2015, and (ii) pursuant to customary “blocker” provisions restricting the investor’s ownership to 9.99% of our outstanding common stock.

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

On December 31, 2010 we granted 60,000 options that vest ratably over a 48 month period and are exercisable at $6.00 per share to an Officer of the company. The term of the options is 5 years. The fair value of the options as calculated using the Black-Scholes model was $307,751.  The amount recognized as expense for the year ended December 31, 2015 and 2016 was zero.

2013 Stock Incentive Plan

The Board and stockholders approved the adoption of the 2013 Stock Incentive Plan (“Plan”). The Plan reserves 333,300 shares of our common stock for the granting of options and issuance of restricted shares to our employees, officers, directors, and consultants. The Plan increases reserved shares annually based on plan provisions.

  In 2016 no options were granted to any employees or directors.

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

We expensed $241,669 and $420,103 for the years ended December 31, 2016 and December 31, 2015 respectively for options granted.

A summary of stock options is as follows:

		Weighted Ave.		Weighted Ave.
	Options	Exercise Price	Warrants	Exercise Price

Outstanding January 1, 2015	231,332	$9.33		$
Granted	67,332	9.85	1,904,286	2.75
Cancelled	(10,333)	(10.50)
Exercised	-	-	-	-
Outstanding December 31, 2015	288,331	$10.17	1,904,286	$2.75
Granted	-	-	-	-
Cancelled	(80,667)	(7.15)	-	-
Exercised			-	-
Outstanding December 31, 2016	207,664	$9.69	1,904,286	$2.75

The number of options that were vested at December 31, 2016 was 195,172. The number of options that were not vested at December 31, 2016 was 12,493.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2015	$2,906,093
Liabilities incurred during the period	-
Release of liabilities associated with the sale of oil properties	(70,083)
Liabilities settled during the year	(2,244)
Accretion	257,712
Asset retirement obligations, December 31, 2015	$3,091,478
Liabilities incurred during the period	-
Liabilities settled during the year	(2,767)
Accretion	225,480
Asset retirement obligations, December 31, 2016	$3,314,191

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

At our option, loans under the facility bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank’s prime rate. The Floating Rate shall mean, at Borrower’s option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company’s Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

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

On February 10, 2017, Borrowers, TCB and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into that certain Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5) years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to the five (5) years of February 10, 2017, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, Borrowers release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, "Sellers"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, "Buyers") entered into a Loan Sale Agreement ("LSA"), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers' right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer's realization of 150% return on the Cash Purchase Price within five (5)  years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

The Closing is expected to occur on or before May 1, 2017 (the February 10, 2017 letter agreement provided for a Closing on or before April 30, 2017. This was amended to May 1, 2017 in the amendment).

Note 6 - Commitments and Contingencies

Rent expense for the years ended December 31, 2016 and 2015 was approximately $148,000 and $149,000 respectively. Future non-cancellable minimum lease payments are approximately, $145,000 for 2017, $91,000 for 2018 and $77,000 for 2019.

As of December 31, 2016, the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. This letter of credit is required by the Commission by all companies operating in the state in accordance with limits prescribed by the Texas Railroad Commission.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2016, we have no reserve for environmental remediation and are not aware of any environmental claims.

On September 23, 2016 the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself. The Company has faith that it will prevail and at December 31, 2016 no reserve for potential losses arising from this matter has been recorded. Additionally under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016 C&F Ranch, LLC sued the Company in Allen County Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that has paid all rents owe to C&F Ranch LLC and will vigorously defend itself. The Company has faith that it will prevail and at December 31, 2016 no reserve for potential losses arising from this matter has been recorded.

Note 7 - Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended December 31, 2016 and December 31, 2015.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31,
	2016	2015
Statutory tax rate	35.00%	35.00%
State tax rate, net of federal tax	1.78%	1.90%
Other permanent items	0.00%	0.00%
Change in valuation allowance	(36.78)%	(36.90)%
Effective tax rate	(0.00%	0.00%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
Non-current deferred tax asset:
Oil and gas costs and long-lived assets	$11,500,697	$14,513,571
Derivative instruments	-	934,340
Net operating loss carry-forward	35,815,113	29,532,954
Valuation allowance	(47,315,809)	(44,980,865)
Net deferred tax asset (liability)	$-	$-

At December 31, 2016, we have a net operating loss carry forward of approximately $88 million expiring in 2021-2037 that is subject to certain limitations on an annual basis. A valuation allowance has been established against net operating losses where it is more likely than not that such losses will expire before they are utilized.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our debt approximate fair value at December 31, 2016.

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

	Fair Value Measurement
	Level 1	Level 2	Level 3
Marketable securities	$-	$-	$210,990

Note 9 - Derivative Instruments

We enter into derivative or physical arrangements with respect to portions of our crude oil production to reduce our sensitivity to volatile commodity prices and/or to meet hedging requirements under our Credit Facility.  We believe that these derivative arrangements, although not free of risk, allowed us to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations.  However, derivative arrangements limit the benefit of increases in the prices of crude oil.  Moreover, our derivative arrangements applied only to a portion of our production.

We had an Inter-creditor Agreement in place between the Company; our counterparties, BP Corporation North America, Inc. and Cargill Incorporated and our agent, Texas Capital Bank, N.A., which allows Texas Capital Bank to also act as agent for the counterparties for the purpose of holding and enforcing any liens or security interests resulting from our derivative arrangements.  Therefore, we were not required to post additional collateral, including cash.

At December 31, 2016 all derivative contracts had expired.

For years ended December 31, 2016 and 2015, the fair value of the Company’s derivative contracts were reflected in current assets on the balance sheet.  We recorded a loss related to the mark to market our derivative contracts for the year ended December 31, 2016 and 2015 of $2,531,401 and $2,194,679 respectively.

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

Note 11 - Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of December 31, 2016, which were based on a West Texas Intermediate oil price of $42.75 per Bbl and a Henry Hub natural gas price of $2.49 per MMBtu (adjusted for basis and quality differentials), respectively. The trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2016, was based on a West Texas Intermediate oil price of $41.97 per Bbl and a Henry Hub natural gas price of $2.39 per MMBtu (adjusted for basis and quality differentials), respectively. The twelve-month, unweighted-average first-day-of-the –month price as of June 30, 2016 was $42.46 per Bbl and $2.63per MMBtu The twelve-month, unweighted-average first-day-of-the –month price as of March 31, 2016 was $45.16 per Bbl and $2.40 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of December 31, 2016, and as a result, a pre-tax write-down of $588,073 was recorded. Utilizing these prices, the calculated ceiling amount was less than the net capitalized cost of oil and natural gas properties as of September 30, 2016, and as a result, a pre-tax write-down of approximately $800,000 was recorded. At June 30, 2016 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $2.1 million. At March 31, 2016 the calculated ceiling amount was less than net capitalized cost of oil and natural gas properties resulted in a pre-tax write-down of $4.5 million. For the year ended December 31, 2015 and 2016 the Company recorded and impairment charges of $48,930,087 and $8,032,670 respectively. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 12 - Other Income

The following table depicts the components of other income for the years ended December 31, 2016 and December 31, 2015:

	Year ended December 31, 2016	Year ended December 31, 2015

Realized gain (loss) clearing of derivative contracts	$2,382,184	$4,662,012
Loss on sale of fixed assets	-	(13,661)
Miscellaneous income	24,124	27,105
Interest income	32	398
Other Income	$2,406,340	$4,675,854

Note 13 - Subsequent Events

Loan Sale Agreement

On February 10, 2017, the Company, TCB and Iberia Bank (collectively, the "Bank"), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, the "successor lender") entered into a loan sale agreement pursuant to which theBank sold to successor lender the Bank’s right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the "Cash Purchase Price"), (ii) a synthetic equity interest equal to 10% of the proceeds, after successor lender’s realization of 150% return on the Cash Purchase Price within 5 years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022,, Successor Lender may acquire the synthetic interest in clause (ii) above. In connection with the LSA, we release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including successor lender, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender would agree to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange enter into a secured promissory note (which we refer to as the "restated secured note") in the original principal amount of $4,500,000.

2.	we would:

a.	convey our oil and gas properties in Colorado, Texas, and Nebraska, and

b.	all of our shares of Oakridge Energy, Inc. (together, the "conveyed oil and gas assets"); and

c.	retain our assets in Kansas and continue as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note shall:

a.	be secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidence accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bear interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	be pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex's paying $3,300,000 to successor lender, and

e.	mature and be due and payable in full on November 1, 2017.

We will have 2 options to extend the maturity date of the restated secured note by 90 days each upon payment of an extension fee of $100,000, which shall be applied against the principal balance of the note.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note shall be forgiven.

The Closing is to occur on or before May 1, 2017.

Management Changes

On February 10, 2017, EnerJex Resources, Inc. and Mr. Robert G. Watson, Jr. CEO entered into a Separation Agreement and Mr. Watson resigned from the Company. Among other things, Mr. Watson agreed to provide consulting services as needed but otherwise has been unemployed since his resignation. On December 7, 2016, prior to his resignation, Mr. Watson recused himself from all Board of Director meetings and has not participated in any Board meetings or discussions since that date. Additionally, on February 10, 2017, Mr. Douglas M. Wright the Chief Financial Officer of the Company, resigned from EnerJex Resources, Inc. Since that date Mr. Wright has not been an officer of the Company. Subsequent to his resignation, he entered into an agreement with the Company to provide, among other things, consulting services for the preparation of the Company’s 2016 10-K. The Consulting Services Agreement may be terminated by either party with 30 days written notification.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Production revenues	$2,461,727	$4,878,722
Production costs	(2,661,258)	(4,501,940)
Depletion and depreciation	(254,329)	(1,108,039)
Income tax	158,851	255,940
Results of operations for producing activities	$(295,009)	$(475,317)

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Properties subject to amortization	$18,626,746	$26,642,325
Accumulated depletion	(15,189,716)	(14,935,386)
Net capitalized costs	$3,437,030	$11,706,939

Cost incurred in property acquisition, exploration and development activities

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Acquisition of properties	$14,399	$85,895
Exploration costs	-	-
Development costs	2,690	165,926
Net capitalized costs	$17,089	$251,821

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

		December 31, 2016			December 31, 2015
Proved Reserves	Total Proved Developed	Proved Undeveloped	Total Proved	Total Proved Developed	Proved Undeveloped	Total Proved

Beginning
Crude Oil BBL’s	1,287,028	202,884	1,489,912	2,214,038	740,700	2,954,738
Natural Gas Liquids BBL’s	47,345	-	47,345	89,250	-	89,250
Natural Gas MCF’s	3,195,895	3,029,514	6,225,409	4,469,845	3,667,314	8,137,159
Oil Equivalents BOE’s	1,867,041	707,819	2,574,860	3,048,261	1,351,919	4,400,180

Revisions of previous estimates
Crude Oil BBL’s	(898,880)	-	(898,880)	(629,480)	(522,070)	(1,151,550)
Natural Gas Liquids BBL’s	(3,670)	-	(3,670)	(35,860)	-	(35,860)
Natural Gas MCF’s	(108,849)	100	(108,849)	(1,085,542)	(637,800)	(1,723,342)
Oil Equivalents BOE’s	(920,691)	100	(920,592)	(846,264)	(628,370)	(1,474,634)

Sales of minerals in place
Crude Oil BBL’s	-	-	-	(201,286)	(15,746)	(217,032)

Production
Crude Oil BBL’s	(58,123)	-	(58,123)	(96,244)	-	(96,244)
Natural Gas Liquids BBL’s	(528)	-	(528)	(6,045)	-	(6,045)
Natural Gas MCF’s	(47,554)	-	(47,554)	(188,408)	-	(188,408)
Oil Equivalents BOE’s	(66,578)	-	(66,578)	(133,690)	-	(133,690)

Ending
Crude Oil BBL’s	330,025	202,884	532,909	1,287,028	202,884	1,489,912
Natural Gas Liquids BBL’s	43,237	-	43,237	47,345	-	47,345
Natural Gas MCF’s	3,039,673	3,029,614	6,069,287	3,195,895	3,029,514	6,225,409
Oil Equivalents BOE’s	879,874	707,820	1,587,690	1,867,041	707,819	2,574,860

Proved developed reserves at December 31, 2015 consisted of approximately 71% oil and 29% natural gas and totaled 1,851.9 MBOEs. Proved developed reserves for December 31, 2016 consisted of approximately 42% oil and 58% natural gas and totaled 879.8 MBOEs. Proved undeveloped reserves for December 31, 2015 were 707.8 MBOEs. Proved undeveloped reserves at December 31, 2016 were 707.8 MBOEs.

The Company annually reviews its proved undeveloped reserves to ensure an appropriate plan for development exists. The Company books proved undeveloped reserves only if it plans to convert these reserves to proved developed producing reserves within five years from the date they were first booked. At December 31, 2016 proved undeveloped reserves were approximately 707.8 MBOE’s. The Company plans to develop all the remaining location that comprise the 707.8 MBOE of proved undeveloped reserves within five years. However, the decision to deploy capital and the timing of those expenditures is contingent on many different factors. The Company estimates capital expenditures of approximately $4.3 million will be sufficient to develop these reserves. The development plans assume a continued improvement in commodity pricing and general market conditions within the oil and gas industry.

The calculation of proved undeveloped reserves requires the Company to make predictions regarding future acquisitions and discoveries and the impact they may have on the Company’s overall development plan of properties it currently owns. The development plan is revised to reflect changes in the oil and gas industry, including changing markets and prices, and new investment opportunities, and such revisions will result in changes to our proved undeveloped reserves. Consequently, the exact timing of capital expenditures will be heavily dependent upon the Company’s interpretation of market opportunities which are deeply influenced by projections of future commodity prices. Each year we will review our five year development plan to maximize the value of our investment in oil and gas assets and in turn maximize shareholder value. At December 31, 2016 we believe the following best characterizes our development plan.

	Estimated Conversion of Proved Undeveloped Reserves
	CAPEX ($MM)	MBOE’s
2017	-	-
2018	2,194.2	50.4
2019	1,664.0	126.2
2020	182.0	232.9
2021	288.0	298.3

For the year ended December 31, 2016 proved reserves decreased 987.1 MBOEs of which production accounted for 66.6 MBOEs or 6.7% of the decrease. The remaining decrease of 920.6 MBOEs, was due primarily to decreases in commodity prices. Crude oil prices decreased $3.49 or 8% and natural gas prices declined 20% or $.37. Diminished commodity pricing triggered negative revisions of 898.9 MBOEs of crude oil classified as proved developed producing. Natural gas liquids decreased pricing resulted in decreases of 3.6 MBOEs to the proved developed producing category. Reduced natural gas prices also reduced amounts classified as proved developed producing by 108.6 MMCF’s. In 2016 there were no material transfers from the proved undeveloped category of 6 reserves to the proved developed category

For the year ended December 31, 2015 proved reserves decreased 1,825.3 MBOEs of which production accounted for 133.7 MBOEs or 7.3% of the decrease. The remaining decrease of 1,691.6 MBOEs, was due primarily to decreases in commodity prices. Crude oil prices decreased $40.00 or 46.1% and natural gas prices declined 42.2% or $1.37. Diminished commodity pricing triggered negative revisions of 586.6 MBOEs of crude oil classified as proved developed producing, negative revisions of 42.9 MBOEs of crude oil classified as proved developed non-producing and negative revisions of 522.1 of MBOEs of crude oil classified as proved undeveloped reserves. Natural gas liquids decreased pricing resulted in decreases of 65.6 MBOEs to the proved developed producing category. Reduced natural gas prices also reduced amounts classified as proved developed producing by 1,347.9 MMCF’s as well as natural gas reserves classified as proved undeveloped by 637.8 MCF. These decreases were partially offset by increases to natural gas liquid reserves classified as proved developed non-producing of 29.7 MBOE and 262.4 MMCF of natural gas reserves classified as proved developed non-producing. In 2015 there were no material transfers from the proved undeveloped category of reserves to the proved developed category.

In 2016 the Company invested approximately $17,100 in its oil and gas properties. These reduced expenditures were in response to extremely low commodity prices. The Company has approximately $1.7 million of current asset on hand and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their initial recording as a proved undeveloped reserve. In addition it believes it has the financial wherewithal to develop all it’s proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, to borrow funds as needed. Additionally, the Company believes it has the ability to joint venture any of its assets.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Future production revenue	$30,085,550	$74,087,130
Future production costs	(15,278,990)	(46,015,320)
Future development costs	(4,703,230)	(5,901,660)
Future cash flows before income tax	10,103,330	22,170,150
Future income taxes	-	-
Future net cash flows	10,103,330	22,170,150
10% annual discount for estimating of future cash flows	(6,666,300)	(13,400,180)
Standardized measure of discounted net cash flows	$3,437,030	$8,769,970

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

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Balance beginning of year	$8,769,970	$62,703,851
Sales, net of production costs	199,531	(491,055)
Net change in pricing and production costs	(2,012,883)	(51,184,718)
Net change in future estimated development costs	(1,198,430)	7,834,840
Purchase of minerals in place	-	-
Extensions and discoveries	-	-
Sale of minerals in place	-	(2,746,550)
Revisions	(4,538,106)	(8,448,569)
Accretion of discount	2,217,015	16,770,190
Change in income tax		(15,668,019)
Balance end of year	$3,437,030	$8,769,970

