Form 10-Q
period 2017-03-31
EnerJex Resources, Inc.
filed 2017-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒        No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2017 was 9,821,397 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31 ,	December 31,
	2017	2016
Assets
Current assets:
Cash unrestricted	$140,360	$128,035
Cash restricted	50,032	50,000
Accounts receivable	627,176	600,255
Derivative receivable	-	10,570
Inventory	201,675	185,733
Marketable securities	210,990	210,990
Deposits and prepaid expenses	376,251	493,384
Total current assets	1,606,484	1,678,967

Non-current assets:
Fixed assets, net of accumulated depreciation of $1,864,680 and $1,817,711	2,030,084	2,077,055
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $15,266,692and $15,189,716	3,364,687	3,437,030
Other non-current assets	575,019	798,809
Total non-current assets	5,969,790	6,312,894
Total assets	$7,576,274	$7,991,861

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$836,785	$294,241
Accrued liabilities	1,733,400	1,535,165
Current portion of long term debt	17,925,000	17,925,000
Total current liabilities	20,495,185	19,754,406

Asset retirement obligation	3,370,560	3,314,191
Other long-term liabilities	4,280,757	3,401,149
Total non-current liabilities	7,651,317	6,715,340
Total liabilities	28,146,502	26,469,746

Commitments & Contingencies
Stockholders' Deficit:
10% Series A Cumulative Perpetual Redeemable Preferred Stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding at March 31, 2017 and December 31, 2016	938	938
Series B Convertible Preferred stock, $0.001 par value, 1,764 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 8,423,936 at March 31, 2017 and December 31, 2016	8,424	8,424
Paid-in capital	69,114,589	69,090,613
Accumulated deficit	(89,694,181)	(87,577,862)
Total stockholder’s deficit	(20,570,228)	(18,477,885)
Total liabilities and stockholders' deficit	$7,576,274	$7,991,861

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues:
Oil revenues	$609,504	$533,973
Natural gas revenues	19,509	22,026
Total revenues	629,013	555,999

Expenses:
Direct operating costs	608,266	693,862
Depreciation, depletion and amortization	123,946	164,188
Impairment of oil and gas properties	-	4,506,933
Professional fees	310,264	77,809
Salaries	9,463	457,167
Administrative expense	133,955	183,706
Total expenses	1,185,894	6,083,665
Loss from operations	(556,881)	(5,527,666)

Other income (expense):
Interest expense	(679,840)	(329,763)
Derivative losses	-	(1,085,604)
Other income	12	1,251,244
Total other (expense)	(679,828)	(164,123
Net (loss)	$(1,236,709)	$(5,691,789)

Net (loss)	(1,236,709)	(5,691,789)
Preferred dividends	(879,607)	(586,404)
Net (loss) attributable to common stockholders	$(2,116,316)	$(6,278,193)
Net (loss) per share basic and diluted	$(.25)	$(.75)

Weighted average shares	8,423,936	8,423,936

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,236,709)	$(5,691,789)
Depreciation, depletion and amortization	123,946	164,188
Impairment of oil and gas properties	-	4,506,933
Shares based payments issued for services	23,977	75,640
Accretion of asset retirement obligation	56,370	56,370
Gain derivatives	10,570	1,085,604
Settlement of asset retirement obligation	-	(2,767)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Accounts receivable	(26,921)	88,569
Inventory	(15,942)	(55,008)
Deposits and prepaid expenses	117,133	(238,549)
Accounts payable	542,544	(447,728)
Accrued liabilities	198,234	(229,418)
Cash flows (used in) operating activities	(206,798)	(687,955)

Cash flows from investing activities
Additions to oil and gas properties	(4,635)	(7,597)
Cash flows (used in) investing activities	(4,635)	(7,597)

Cash flows from financing activities
Repayment of long-term debt	-	(406,732)
Deferred financing costs	223,790	30,108
Cash flows provided by (used in) financing activities	223,790	(376,624)

Net increase (decrease) in cash	12,357	(1,072,176)
Cash – beginning	178,035	3,101,682
Cash – ending	$190,392	$2,029,506

Supplemental disclosures:
Interest paid	$-	$299,968
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Share based payments issued for services	$23,977	$75,640

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our”, “EnerJex” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations.  The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2016.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc. for the three month period ended March 31, 2017 and for the year ended December 31, 2016. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit  at March 31, 2017 of $89,694,181. Also, the net loss was $1,236,709 and cash used in operations was $206,798 for the three month period ended March 31, 2017.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described below to restructure, amend or refinance debt and secure financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Closing occurred on May 10, 2017.

Note 3 - Stock Options

A summary of stock options is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2016	207,664	$9.69	1,904,286	$2.75
Granted	-	-	-	-
Cancelled	(50,000)	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2017	157,664	$9.69	1,904,286	$2.75

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

Note 5 - Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2016	$3,314,191
Accretion	56,370
Asset retirement obligations, March 31, 2017	$3,370,561

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

The Closing occurred on May 10, 2017.

Note 7 - Commitments & Contingencies

As of March 31, 2017 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the three months ended March 31, 2017 and 2016 was approximately $37,000 and $43,000 respectively. Future non-cancellable minimum lease payments are approximately $108,000 for the remainder of 2017, $91,000 for 2018 and $77,000 for 2019.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of March 31, 2017, we have no reserve for environmental remediation and are not aware of any environmental claims.

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

Note 8 - Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of March 31, 2016, which were based on a West Texas Intermediate oil price of $45.16 per Bbl and a Henry Hub natural gas price of $2.40 per Mcf (adjusted for basis and quality differentials), respectively. This test resulted in a pre-tax write-down of $4,506,933 For the quarter ended March 31, 2017 the Company’s present value of future estimate cash flows discounted at 10% exceeded the net book value of those assets. Accordingly, the Company did not record an impairment charge.

Note 9 - Subsequent Events

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

This transaction was approved by the Company’s shareholders at its annual meeting held on April 27, 2017.

The Closing occurred on May 10, 2017. At the Closing, in consideration of the satisfaction of $13,425,000 of the Company’s secured indebtedness, the Company and certain of the Subsidiaries transferred to PCR Holdings LLC, an affiliate of the successor lenders, all of the Company's oil and gas properties and assets located in Colorado, Texas, and Nebraska, as well as the Company's shares of Oakridge Energy, Inc.

To evidence the Company's remaining $4,500,000 of indebtedness to the Secured Lenders, the Subsidiaries entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the "Credit Agreement"), and a related Amended and Restated Note (the "Note"), pursuant to which the Company's and the Subsidiaries' obligations under the existing credit agreement were reduced to a principal amount of $4,500,000, with interest accruing thereon at 16% per annum. That Note matures on November 1, 2017 (subject to two 90-day extensions upon payment of a $100,000 fee for each extension). The debt is prepayable in full prior to maturity with a discounted payment of $3,300,000.

The Subsidiaries' obligations under the Credit Agreement and Note are non-recourse and are secured by a first-priority lien in the Company's and the Subsidiaries' oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries' payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

On April 27, 2017, the Company announced that it had entered into a definitive agreement with an institutional investor for an equity financing of up to $500,000. Under the terms of the agreement, EnerJex will initially issue 300 unregistered shares of its newly designated Series C Convertible Preferred Stock in exchange for $300,000. The investor shall have a right to purchase up to 200 additional unregistered preferred C shares within 12 months of the offering. The preferred stock will have a liquidation preference of $1,000 per share and will convertible at the option of the holder at a conversion price equal to $.30 per share. The preferred shares have no maturity date and may be redeemed by the Company 12 months after the closing or upon a change of control.

Additionally, effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc. pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

Note 10 – Related Party Transaction

Additionally, effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc. pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. A Director of EnerJex Resources, Inc. is a co-guarantor of bank debt held by Camber Energy, Inc.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Risk Factors" in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Recent Developments

The following is a brief description of our most significant corporate developments that have occurred since the end of 2016:

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

The Closing occurred on May 10, 2017.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
	2017	2016

Net Production
Oil (Bbl)	13,207	16,692
Natural gas (Mcf)	11,649	13,854

Average Sales Prices
Oil (per Bbl)	$46.15	$31.99
Natural gas (Mcf)	$1.67	$1.59

Average Production Cost (1)
Per Barrel of Oil Equivalent (“Boe”)	$48.34	$45.16

Average Lifting Costs (2)
Per Boe	$40.16	$36.52

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three Months Ended March 31, 2017 and 2016 compared.

Income:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2017	2016
Oil revenues	$609,504	$533,973	$(75,531)
Natural gas revenues	$19,509	$22,026	$(2,517)

Oil Revenues

Oil revenues for the three months ended March 31, 2017 were $609,504 compared to revenues of $533,973 for the three months ended March 31, 2016. Of the revenue increase of $75,531 approximately $187,000 was due to higher crude oil prices. Crude oil prices increased $14.16 or 44% to an average price of $46.15 per barrel for the first three months of 2017 compared to $31.99 per barrel for the same period in 2016. Partially offsetting these increase, were lower production volumes. Revenues decreased approximately $111,500 as production decreased approximately 21% in the first three months of 2017 from 16,692 barrels produced in the first quarter of 2016 to 13,206 barrels produced for the three months ended March 31, 2017. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures.

Natural Gas Revenues

Natural gas revenues for the three months ended March 31, 2017 was $19,509 compared to revenues of $22,026 for the three months ended March 31, 2016. Of the revenue decrease of $2,517 approximately $3,700 was due to lower production volumes. Production decreased in the first three months of 2017 from 13,854 mcf to11649 mcf for the comparable period of 2016. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures. Partially offsetting this decrease was higher natural gas prices. Natural gas prices increased $.08 or 5% from an average price of $1.59 per mcf for the first three months of 2016 to an average price of $1.67 per mcf for the same period of 2017.

Expenses:

	Three Months Ended		Increase /
	March 31,		(Decrease)
	2017	2016
Production expenses:
Direct operating costs	$608,266	$693,862	$(85,596)
Depreciation, depletion and amortization	123,946	164,188	(40,242)
Impairment of oil and gas properties	-	4,506,933	(4,506,933)
Total production expenses	732,212	5,364,983	(4,632,771)

General expenses:
Professional fees	310,264	77,809	232,455
Salaries	9,463	457,167	(447,704)
Administrative expense	133,955	183,706	(49,751)
Total general expenses	453,682	718,682	(265,000)
Total production and general expenses	1,185,894	6,083,665	(4,897,771)

Loss from operations	(556,881)	(5,527,666)	(4,970,785)

Other income (expense)
Interest expense	(679,840)	(329,763)	(350,077)
Derivative losses	-	(1,085,604)	1,085,604
Other income	12	1,251,244	(1,251,232)
Total other income (expense)	(679,828)	(164,123	(515,705)

Net loss	$(1,236,709)	$(5,691,789)	$(4,455,080)

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the three months ended March 31, 2017 decreased $85,596, or 12% to $608,266 from $693,862 for the three months ended March 31, 2016. Direct operating costs per boe increased $3.64 or approximately 10% in 2017 compared to 2016 at $40.16 per boe and $36.52 per boe respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended March 31, 2017 was $123,946 compared to $164,188 for the three months ended March 31, 2016. The decrease in depletion expense of approximately $40,200 or approximately 24% was due to lower per boe depletion rates in 2017 compared to 2016, as well as lower overall production in 2017. The lower depletion rate resulted primarily from the write-down of oil and gas properties mandated by the Securities and Exchange Commission’s Full Cost Ceiling Test rules (see footnote 9 to the financial statements for a full explanation of the Ceiling Test). Depletion expense per boe decreased $1.71 or approximately 25% in the first quarter of 2017 compared to the first quarter of 2016 and as also discussed above production decreased approximately 21% quarter over quarter due primarily to lower spending on lease operating expenditures and lower investments in maintenance capital.

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

For the three months ended March 31, 2017, we were not required to record an impairment expense on our evaluated oil and gas properties compared to a charge of $4,506,933 for the three months ended March 31, 2016.

Professional Fees

Professional fees for the three months ended March 31, 2017 were $310,264 compared to $77,809 for the three months ended March 31, 2016. The increase in professional fees of approximately $232,455 was due primarily to increased spending in 2017 on investor relations services ($2,100), financial and tax consulting ($123,900), legal expenditures incurred with outside attorneys ($79,000) and external auditors ($28,500).  These increase were partially offset by decreased spending for engineering and other consulting services

Salaries

Salaries for the three months ended March 31, 2017 were $9,463 compared to $457,167 for the three months ended March 31, 2016. The decrease in salaries of $447,704 was due primarily to the resignation of the CEO and CFO in the first quarter and third party payments to the Company for the use of accounting and administrative staff.

Administrative Expenses

Administrative expenses for the three months ended March 31, 2017 were $133,955 compared to $183,706 for the three months ended March 31, 2016. The decrease of approximately $49,700 in 2017 was due primarily to lower insurance, SEC costs, rents and office supplies. These decrease were partially offset by higher meal and travel costs and lower G&A expense reimbursements from a working interest partner.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $679,840 compared to $329,763 for the three months ended March 31, 2016 an increase of approximately $350,000. Interest expense increased as a result of higher interest rates charge under the forbearance agreement and subsequently by the Buyers of the outstanding debt on February 10, 2017(see note 9 to the financial statements for further information).

(Loss) on Derivatives Contracts

All of the Company’s hedge contract expired in 2016, so we incurred no unrealized gains or losses in the first quarter of 2017. We incurred an unrealized loss of $1,085,604 in the first quarter of 2016 due to the marking to market of our derivative contracts.

Other Income

Other income decreased approximately $1,250,000 in the first quarter of 2017 from $1,251,244 in 2016 to $12 in 2017. The decrease was due to the expiration of derivative contracts in 2016, resulting in no realization of gains from their monetization in 2017.

Net (Loss)

The net loss for the three months ended March 31, 2017 was $1,236,709 compared to a net loss of $5,691,789 for the three months ended March 31, 2016.  The decrease in the net loss was due primarily to the reduction in the impairment of oil and gas properties of $4,506,933.

Liquidity and Capital Resources

Liquidity is a measure of a company's ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales, and the issuance of equity securities. Due to the decline in oil prices, the resulting decline in our reserves as reflected in our reserve report which caused a corresponding reduction in our borrowing base, and the recent issuances of equity securities from our "shelf" registration, it will be more difficult in 2017 to use our historical means of meeting our capital requirements to provide us with adequate liquidity to fund our operations and capital program.

The following table summarizes total current assets, total current liabilities and working capital.

	March 31, 2017	December 31 , 2016	Increase / (Decrease)

Current Assets	$1,606,484	$1,678,967	$(72,483)

Current Liabilities	$20,495,185	$19,754,406	$740,779

Working Capital	$(18,888,701)	$(18,075,439)	$(813,262)

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

The Closing occurred on May 10, 2017.

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

Significant changes in the number of employees

At March 31, 2017 we had 10 full-time employees, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the quarter ended March 31, 2017, no impairment charges were required and for the quarter ended March 31, 2016 our impairment charge was $4,506,933.

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

ITEM 4. CONTROLS AND PROCEDURES.

Louis G. Schott our chief executive officer and Douglas M. Wright our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13-a-15(b). Based on the evaluation, Mr. Schott concluded that our disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K filed on March 31, 2017, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also materially affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. effective August 15, 2006 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on August 16, 2006).
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A, filed on September 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on September 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on September 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).

10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on September 12, 2013).
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Nineth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed September 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015(incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).

10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.28 to Form 10-K filed April 11, 2016).
10.29	Third Amendment to Forbearance Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2016.
10.30	Letter Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. and Adena, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 14, 2017).
10.31	Loan Sale Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc., and Adena, LLC (incorporated by reference to Exhibit 10.2 on Form 8-K filed February 14, 2017).
10.32	Consulting Agreement dated February 10, 2017, by and between Registrant and Douglas Wright (incorporated by reference to Exhibit 10.3 on Form 8-K filed February 14, 2017).
10.33	Employment Agreement dated February 10, 2017, by and between Registrant and Louis G. Schott (incorporated by reference to Exhibit 10.4 on Form 8-K filed February 14, 2017).
10.34	Separation and General Release Agreement dated February 10, 2017, by and between Registrant and Robert G. Watson, Jr. (incorporated by reference to Exhibit 10.34 on Form 10-K filed March 31, 2017)
21.1	Subsidiaries(incorporated by reference to Exhibit 21.1 on Form 10-K filed March 31, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
(Registrant)

By:	/s/ Louis G. Schott
Louis G. Schott Interim Chief Executive Officer

Date: May 15, 2017

