Form 10-Q
period 2017-06-30
EnerJex Resources, Inc.
filed 2017-08-21
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36492

ENERJEX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4040 Broadway, Suite 425
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

(210) 592-1670
(Registrant’s telephone number, including area code)
4040 Broadway, Suite 508 San Antonio, Texas 78209
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2017 was 10,321,397 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,874	$128,035
Restricted cash	—	50,000
Accounts receivable	262,496	600,255
Derivative receivable	—	10,570
Inventory	71,982	185,733
Marketable securities	—	210,990
Deposits and prepaid expenses	268,229	493,384
Total current assets	693,581	1,678,967
Non-current assets:
Fixed assets, net of accumulated depreciation of $579,647 and $1,817,711	217,129	2,077,055
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $8,552,720 and $15,189,716	1,456,044	3,437,030
Other non-current assets	—	798,809
Total non-current assets	1,673,174	6,312,894
Total assets	$2,366,754	$7,991,861
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$306,358	$294,241
Accrued liabilities	525,572	1,535,165
Current portion of long term debt	4,605,806	17,925,000
Total current liabilities	5,437,736	19,754,406

Asset retirement obligation	1,574,717	3,314,191
Other long-term liabilities	5,160,364	3,401,149
Total non-current liabilities	6,735,081	6,715,340
Total liabilities	12,172,817	26,469,746
Commitments & Contingencies
Stockholders’ Deficit:
10% Series A cumulative perpetual redeemable preferred stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding June 30, 2017 and December 31, 2016	938	938
Series B convertible preferred stock, $0.001 par value, 1,764 shares authorized, and 1,374 and 1,764 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	1	2
Series C convertible preferred stock, $0.001 par value, 500 shares authorized; 300 and 0 shares, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	—
Series C convertible preferred stock issuable	150,000	—
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 10,321,397 at June 30, 2017 and 8,423,936 at December 31, 2016, respectively	10,322	8,424
Paid-in capital	69,645,168	69,090,613
Accumulated deficit	(79,612,493)	(87,577,862)
Total stockholders’ deficit	(9,806,063)	(18,477,885)
Total liabilities and stockholders’ deficit	$2,366,754	$7,991,861

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Oil revenues	$285,691	$593,174	$895,195	$1,127,147
Natural gas revenues	—	2,506	19,509	24,532
Total revenues	285,691	595,680	914,704	1,151,679

Expenses:
Direct operating costs	199,870	653,803	808,136	1,347,665
Depreciation, depletion and amortization	101,289	84,490	225,235	248,678
Impairment of oil and gas asset	—	2,137,663	—	6,644,596
Professional fees	112,275	59,308	422,538	137,117
Salaries	267,684	326,312	277,147	810,059
Administrative expense	137,081	91,736	271,036	248,862
Total expenses	818,199	3,353,312	2,004,092	9,436,977
Income (loss) from operations	(532,508)	(2,757,632)	(1,089,388)	(8,285,298)

Other income (expense):
Interest expense	(44,654)	(332,456)	(724,494)	(662,219)
Gain on loan sale agreement	11,500,124	—	11,500,124	—
Loss on derivatives	—	(1,295,792)	—	(2,381,396)
Other income	246,833	922,942	246,846	2,174,186
Total other income (expense)	11,702,303	(705,306)	11,022,476	(869,429)
Net income (loss)	$11,169,795	$(3,462,938)	$9,933,088	$(9,154,727)

Net income (loss)	11,169,795	(3,462,938)	9,933,088	(9,154,727)
Preferred dividends	(1,088,108)	(684,139)	(1,967,716)	(1,270,543)
Net income (loss) attributable to common stockholders	$10,081,687	$(4,147,077)	$7,965,371	$(10,425,270)
Net income (loss) per share basic	$1.06	$(.49)	$.89	$(1.24)
Weighted average shares basic	9,485,078	8,423,936	8,954,507	8,423,936
Net income (Loss) per share diluted	$.69	$(.49)	$.55	$(1.24)
Weighted average shares diluted	14,556,606	8,423,936	14,429,924	8,423,936

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$9,933,088	$(9,154,727)
Depreciation, depletion and amortization	150,301	248,678
Amortization of deferred financing costs	223,790	60,215
Impairment of oil and gas assets	—	6,644,596
Stock, options and warrants issued for services	47,951	151,234
Accretion of asset retirement obligation	74,934	112,740
Settlement of asset retirement obligation	—	(2,768)
Loss on derivatives	—	2,381,396
Gain on loan sale agreement, net of cash	(11,500,124)	—
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accounts receivable	(21,000)	(28,388)
Inventory	(15,943)	(58,740)
Prepaid expenses	207,897	(159,260)
Accounts payable	(6,366)	(828,756)
Accrued liabilities	372,949	(509,501)
Cash used in operating activities	(532,526)	(1,143,281)

Cash flows from investing activities
Purchase of fixed assets	—	(76,570)
Additions to oil and gas properties	(4,635)	(16,794)
Cash used in investing activities	(4,635)	(93,364)

Cash flows from financing activities
Repayments of long-term debt	—	(611,660)
Proceeds from sale of preferred stock	450,000	—
Cash provided by (used in) financing activities	450,000	(611,660)

Net (decrease) in cash	(87,161)	(1,848,305)
Cash – beginning	178,035	3,101,682
Cash – ending	$90,874	$1,253,377

Supplemental disclosures:
Interest paid	$—	$448,041
Income taxes paid	$—	$—

Non-cash transactions:
Share based payments issued for services	$47,951	$151,234

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements of EnerJex Resources, Inc. (“we”, “us”, “our”, “EnerJex” and “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017.

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc., for the three and six month periods ended June 30, 2017 and for the year ended December 31, 2016. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On October 3, 2011, the Company, entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks (“TCB” or “Bank”) that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were to be used to refinance a prior outstanding revolving loan facility with TCB dated July 3, 2008, and for working capital and general corporate purposes. On August 15, 2014 the Company entered into an Eighth Amendment to the Amended and Restated Credit Agreement. Among other things the Eighth Amendment extended the maturity of the Agreement by three years to October 3, 2018. On August 12, 2015, the Company entered into a Tenth Amendment to the Amended and Restated Credit Agreement. Among other things, the Tenth Amendment established the requirement of monthly borrowing base reductions commencing September 1, 2015 and continuing on the first of each month thereafter. On November 13, 2015, the Company entered into an Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspended certain hedging requirements, and (iii) amended other items of the Credit Agreement.

On April 1, 2016, the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016, entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Bank amended the Forbearance Agreement to extend the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Bank.

Throughout 2016, the Company evaluated plans to restructure, amend or refinance existing debt through private options. On February 14, 2017, the Company announced that a group of investors unrelated to the Company had purchased from EnerJex’s secured bank lender all rights to the Company’s secured indebtedness, and that EnerJex had executed a definitive written agreement for the discharge of the Company’s secured indebtedness with the purchasing investor group. Final closing on this agreement occurred on May 10, 2017.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the proceeds, after Buyer’s realization of a 150% return on the Cash Purchase Price within five (5) years of the closing date of the sale, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company released Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender agreed to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange entered into a secured promissory note (which we refer to as the “restated secured note”) in the original principal amount of $4,500,000.

2.	we:

a.	conveyed our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska;

b.	conveyed all of our shares of Oakridge Energy, Inc. (together, the “conveyed oil and gas assets”); and

c.	retained our assets in Kansas and continued as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017.

We will have two options to extend the maturity date of the restated secured note by 90 days each (first to January 30, 2018 and then to April 30, 2018), upon payment of extension fees of $100,000 for each extension.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note are to be forgiven.

The closing occurred on May 10, 2017. As part of the closing procedures and net settlement, we issued a promissory note to Pass Creek Resources LLC in the amount of $105,806. The promissory bears interest at 16% per annum and matured on June 9, 2017. The amount due was not paid on June 9, 2017, but the holder has not provided the Company a notice of default.

In connection with the May 10, 2017 closing and in consideration of the satisfaction of $13,425,000 of the amount due under the Credit Agreement, as amended, the Company and certain of its subsidiaries transferred to PCR Holdings LLC, an affiliate of the successor lenders under the Credit Agreement, all of the Company’s oil and gas properties and assets located in Colorado, Texas, and Nebraska, as well as the Company’s shares of Oakridge Energy, Inc.

To evidence the Company’s remaining $4,500,000 of indebtedness to PWCM Investment Company IC LLC (“PWCM”), RES Investment Group, LLC (“RES”), Round Rock Development Partners, LP (“Round Rock”), and Cibolo Holdings, LLC (“Cibolo Holdings,” and together with PWCM, RES and Round Rock, “Successor Lenders”), the Company’s subsidiaries (except Kansas Holdings, LLC) entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the “New Credit Agreement”), and a related Amended and Restated Note (the “New Note”), in the amount of $3.3 million as described above.

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and the subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

In addition to the transactions noted above, the Company is currently discussing potential financing transactions in order to fulfill our current capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if the Company is unable to obtain the necessary financing to finalize the asset purchase or drill additional wells; coupled with the continued substantial drop in commodity prices over the last twelve months, the Company believes that its revenues may continue to decline over time. Therefore, the Company could be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which could even include seeking bankruptcy protection.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Stock Options and Warrants

A summary of stock options and warrants is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2016	207,664	$9.69	1,904,286	$2.75
Granted	—	—	—	—
Cancelled	(50,000)	—	—	—
Exercised	—	—	—	—
Outstanding June 30, 2017	157,664	$9.69	1,904,286	$2.75

Note 4 – Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2016	$3,314,191
Release of liabilities	(1,814,408)
Accretion	74,934
Asset retirement obligations, June 30, 2017	$1,574,717

Note 5 – Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC, its subsidiaries (“Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers’ prior outstanding revolving loan facility with the Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with the Bank. The Second Amendment: (i) increased our borrowing base to $7,000,000, (ii) reduced the minimum interest rate to 3.75%, and (ii) added additional new leases as collateral for the loan.

On November 2, 2012, we entered into a Third Amendment to Amended and Restated Credit Agreement with the Bank. The Third Amendment (i) increased our borrowing base to $12,150,000, and (ii) clarified certain continuing covenants and provided a limited waiver of compliance with one of the covenants so clarified for the quarter ended December 31, 2011.

On January 24, 2013, we entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012, with the Bank. The Fourth Amendment reflected the following changes: (i) the Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and (ii) the Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of the Bank.

On April 16, 2013, the Bank increased our borrowing base to $19.5 million.

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement. The Fifth Amendment reflected the following changes: (i) an expanded principal commitment amount of the Bank to $100,000,000, (ii) an increase in our Borrowing Base to $38,000,000, (iii) the addition of Black Raven Energy, Inc., our wholly-owned subsidiary, to the Credit Agreement as a borrower party, (iv) the addition of certain collateral and security interests in favor of the Bank, and (v) the reduction of our current interest rate to 3.30%.

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflected the following changes: (i) the addition of Iberia Bank as a participant in our credit facility (together with the Bank, the “Banks”), and (ii) a technical correction to our covenant calculations.

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflected the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Redeemable Perpetual Preferred Stock.

On August 15, 2014, we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflected the following changes: (i) the borrowing base was increased from $38 million to $40 million, and (ii) the maturity of the facility was extended by three years to October 3, 2018.

On April 29, 2015, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) re-determined the Borrowing Base based upon our recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

On May 1, 2015, the Borrowers and the Banks entered into a Letter Agreement to clarify that up to $1,000,000 in proceeds from any potential future securities offering will be unencumbered by the Banks’ liens as described in the Credit Agreement through November 1, 2015, and that, until November 1, 2015, such proceeds would not be subject to certain provisions in the Credit Agreement prohibiting the Company from declaring and paying dividends that may be due and payable to holders of securities issued in such potential offerings or issued prior to the Letter Agreement.

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflected the following changes, it: (i) allowed the Company to sell certain oil assets in Kansas, (ii) allowed for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) provided that not less than $1,500,000 from the proceeds of the sale would be applied to outstanding loan balances.

On November 13, 2015, the Company entered into an Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflected the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspended certain hedging requirements, and (iii) amended other provisions of the Credit Agreement.

On April 1, 2016, the Company informed the Banks that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Banks agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Banks amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Banks entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Banks.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the proceeds, after Buyer’s realization of a 150% return on the Cash Purchase Price within five (5) years of the closing date of the sale, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company released Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender agreed to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange entered into a secured promissory note (which we refer to as the “restated secured note”) in the original principal amount of $4,500,000.

2.	we:

a.	conveyed our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska;

b.	conveyed all of our shares of Oakridge Energy, Inc. (together, the “conveyed oil and gas assets”); and

c.	retained our assets in Kansas and continued as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017.

We will have two options to extend the maturity date of the restated secured note by 90 days each (first to January 30, 2018 and then to April 30, 2018), upon payment of extension fees of $100,000 for each extension.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note are to be forgiven.

The closing occurred on May 10, 2017. As part of the closing procedures and net settlement, we issued a promissory note to Pass Creek Resources LLC in the amount of $105,806. The promissory bears interest at 16% per annum and matured on June 9, 2017. The amount due was not paid on June 9, 2017, but the holder has not provided the Company a notice of default.

In connection with the May 10, 2017 closing and in consideration of the satisfaction of $13,425,000 of the amount due under the Credit Agreement, as amended, the Company and certain of its subsidiaries transferred to PCR Holdings LLC, an affiliate of the successor lenders under the Credit Agreement, all of the Company’s oil and gas properties and assets located in Colorado, Texas, and Nebraska, as well as the Company’s shares of Oakridge Energy, Inc.

Below is a table showing the reconciliation of the gain on LSA as set forth on the statement of operations for the three and six months ended June 30, 2017:

Forgiveness of existing secured loan	$17,295,000
Forgiveness of accrued interest	1,306,801
Issuance of secured promissory note	(4,500,000)
Transfer of oil and gas properties	(1,902,726)
Transfer of gas gathering system	(1,772,588)
Transfer of shares of Oakridge Energy, Inc.	(210,990)
Transfer of ARO liability	1,283,769
Transfer of other assets	858
Gain on LSA	$11,500,124

To evidence the Company’s remaining $4,500,000 of indebtedness to PWCM Investment Company IC LLC (“PWCM”), RES Investment Group, LLC (“RES”), Round Rock Development Partners, LP (“Round Rock”), and Cibolo Holdings, LLC (“Cibolo Holdings,” and together with PWCM, RES and Round Rock, “Successor Lenders”), the Company’s subsidiaries (except Kansas Holdings, LLC) entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the “New Credit Agreement”), and a related Amended and Restated Note (the “New Note”), in the amount of $3.3 million as described above.

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and the subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

As of June 30, 2017, the principal balance of $105,806 along with accrued interest remained due.

Note 6 – Commitments & Contingencies

As of June 30, 2017 the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the six months ended June 30, 2017 and 2016 was approximately $75,000 and $68,000, respectively. Future non-cancellable minimum lease payments are approximately $70,000 for the remainder of 2017, $91,000 for 2018, and $77,000 for 2019.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. As of June 30, 2017, we have no reserve for environmental remediation and are not aware of any environmental claims.

On September 23, 2016, the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County, Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at June 30, 2017, no reserve for potential losses arising from this matter has been recorded. Additionally, under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County, Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that it has paid all rents owed to C&F Ranch LLC and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at June 30, 2017, no reserve for potential losses arising from this matter has been recorded.

Note 7 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of June 30, 2016, which were based on a West Texas Intermediate oil price of $42.46 per Bbl and a Henry Hub natural gas price of $2.63 per Mcf (adjusted for basis and quality differentials), respectively. This test resulted in a pre-tax write-down of $2,137,663 for the quarter ended June 30, 2016 and $6,644,596 for the six month period ended June 30, 2016. For the six month period ended June 30, 2017, the Company’s present value of future estimate cash flows discounted at 10%, exceeded the net book value of those assets. Accordingly, the Company did not record an impairment charge.

Note 8 – Equity Transactions

We accrued dividends of $879,608 and $1,759,215 for the Series A Preferred Stock for the three and six months ended June 30, 2017, respectively. At June 30, 2017, accumulated dividends payable to the Series A Preferred Stock holders totaled $5,160,364.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of June 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the three months ending June 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of June 30, 2017, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet in the aggregate amount of $150,000.

The Company recorded a beneficial conversion feature of $208,500 based on the fair value of the common stock and the conversion rate as of the date of issuance. This amount was recorded as a deemed distribution on the date of issuance.

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, and ranks junior to the Company’s Series A preferred stock and Series B preferred stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. Upon request of the Holders, the Company can seek stockholder approval to remove the Issuance Limitation described therein and to allow for further adjustments related to anti-dilution protection, only if such stockholder approval is obtained. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, and is convertible at the option of the holder at a conversion price equal to $0.30 per share, or a ratio equal to approximately 3,333 shares of common stock for each one (1) share of Series C Convertible Preferred Stock, subject to customary adjustments. Dividends are payable on the shares of Series C Convertible Preferred Stock only if and to the extent that dividends are payable on the common stock into which the Series C Convertible Preferred Stock is convertible. The Series C Convertible Preferred Stock has no maturity date and can be redeemed by the Company beginning twelve months after the closing of the offering or upon a change of control for the redemption price of $1,000 per share, as adjustable as provided in the designation of the Series C Preferred Stock.

The Series C Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock. In addition, the Company may not convert the Series C Preferred Stock into a number of shares of common stock which, when aggregated with any shares of common stock issued on or after the original issue date and prior to such conversion date in connection with any conversion of Series C Preferred Stock would exceed 1,683,944 shares of common stock (19.99% of the outstanding shares as of the original issue date), subject to adjustment for forward and reverse stock splits, recapitalizations and the like. In the event conversion of the Series C Preferred Stock is limited pursuant to these provisions, each holder shall be entitled to a pro rata portion of the issuable maximum.

Pursuant to the anti-dilutive provisions of the Securities Purchase Agreement dated as of March 11, 2015, which requires the Company to issue additional shares of common stock to adjust the purchase price paid by purchasers in the Company’s March 2015 offering, in the event any shares are sold (or convertible securities are sold), with a price per share less than the purchase price paid by the March 2015 purchasers subject to the terms of the Securities Purchase Agreement, Alpha Capital Anstalt received 597,461 shares of common stock. In addition, the Series B Convertible Preferred Stock conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock reset to approximately 3,333 shares of common stock for each one (1) share of Series B Convertible Preferred Stock, to be consistent with the terms of the Series C Convertible Preferred Stock, pursuant to the anti-dilution requirements of the Series B Convertible Preferred Stock.

During the three months ending June 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

Note 9 – Related Party Transaction

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. This fee includes payments to vendors who provide accounting services to Camber. Richard E. Menchaca, a member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our newly appointed Interim Chief Financial Officer is also the Interim Chief Financial Officer of Camber Energy, Inc.

Note 10 – Subsequent Events

On July 14, 2017, the Company entered into a Secured Promissory Note for $100,000 with Alpha Capital Anstalt, which has a maturity date of November 15, 2017, and accrues interest at a rate of 8% per annum. The amount due under the note is secured by a security interest, subordinate to certain other security interests of the Company, in substantially all of the Company’s assets.

On July 28, 2017, the Company received an advance of $50,000 from Alpha Capital Anstalt.

Effective August 17, 2017, Robert Schleizer was appointed as Interim Chief Financial Officer and principal accounting/financial officer of the Company. He replaced Douglas M. Wright who resigned to pursue other business opportunities.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report and our latest Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to attract and obtain additional development capital;
•	inability to achieve sufficient future sales levels or other operating results;
•	inability to efficiently manage our operations;
•	effect of our hedging strategies on our results of operations;
•	potential default under our secured obligations or material debt agreements;
•	estimated quantities and quality of oil reserves;
•	our ability to raise capital in the future;
•	outstanding debt obligations and our ability to repay such obligations as they come due;
•	ongoing and potential future litigation, judgments and settlements;
•	declining local, national and worldwide economic conditions;
•	fluctuations in the price of oil;
•	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
•	the inability of management to effectively implement our strategies and business plans;
•	approval of certain parts of our operations by state regulators;
•	inability to hire or retain sufficient qualified operating field personnel;
•	increases in interest rates or our cost of borrowing;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
•	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

All references in this report to “we,” “us,” “our,” “Company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc. unless the context requires otherwise. We report our financial information on the basis of a December 31 fiscal year end.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
•	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
•	“Mcf” refers to a thousand cubic feet of natural gas;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.enerjex.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EnerJex Resources, Inc., 4040 Broadway, Suite 425, San Antonio, Texas 78209.

INDUSTRY AND MARKET DATA

The market data and certain other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. In addition, some data is based on our good faith estimates. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under, and incorporated by reference in, ITEM 1A. Risk Factors and elsewhere in this report.

Overview

Our principal strategy is to acquire, develop, explore and produce domestic onshore oil properties. Our business activities are currently focused in Kansas and other opportunities in Oklahoma and Texas.

We continue to investigate multiple opportunities to both unlock value and accelerate growth in an accretive manner on behalf of shareholders, including but not limited to mergers, acquisitions, joint ventures, and non-dilutive financings. There can be no assurance of the results or timing associated with this process.

We have substantially curtailed capital spending because of the current commodity price environment and the Company’s limited capital. Once the commodity market and/or capital availability improves, we intend to focus our budget on the development of our Kansas properties where we have identified certain drilling locations and reactivation or recompletion opportunities that we believe will generate high rates of return with low risk profiles as well as certain acquisitions.

Plan of Operations

The Board of Directors is currently pursuing possible strategic transactions involving opportunities both in and outside the oil and gas industry that will offer the opportunity for future growth and net cash flow. Those opportunities may involve a business combination with another business enterprise, the acquisition of one or more groups of assets, an equity or debt financing transaction to provide capital with which to fund operations and expansion, and other similar transactions. To illustrate the types of transactions that the Company is investigating, the Company has been investigating the acquisition by purchase or contribution of certain operating oil and gas assets. In addition, the Company recently was involved in discussions about a possible acquisition by merger of a privately held company that operates an agricultural drone business and in which an affiliate of the holder of the Company’s Series B Preferred Stock has an interest. While the discussions about a business combination with that privately held agricultural drone enterprise have been suspended, those discussions may resume in the future. In addition, the Company expects to continue to pursue other acquisition and business combination opportunities. No assurance can be given that any one or more of these potential business combinations or asset acquisition opportunities will be consummated.

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

On April 28, 2016, the Bank informed the Company that it would extend the above Forbearance Agreement period to May 31, 2016, upon effecting a principal reduction of $125,000.

On October 1, 2016, the Company and the Bank could not reach an agreement to extend the Third Amendment to the Forbearance Agreement. Following this outcome, the Company decided to discontinue payment of interest on its outstanding loan obligations with the Bank. The Company continued to evaluate plans to restructure, amend or refinance existing debt through private options.

On October 26, 2016, the NYSE MKT (the “NYSE”) delisted our Series A preferred stock from the NYSE due to the failure to maintain a market capitalization of above $1 million. On January 11, 2017, we announced that we received a letter of noncompliance from the NYSE due to our failure to hold an annual meeting for the fiscal year ended December 31, 2015. On January 17, 2017, we announced that the NYSE had accepted our plan to restore compliance with certain NYSE regulations on or before March 31, 2017. The NYSE subsequently granted an extension and on April 27, 2017, the Company held an annual meeting of shareholders.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the Proceeds, after Buyer’s realization of 150% return on the Cash Purchase Price within five (5) years of the Closing Date, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company release Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender agreed to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange entered into a secured promissory note (which we refer to as the “restated secured note”) in the original principal amount of $4,500,000.

2.	we:

a.	conveyed our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska;

b.	conveyed all of our shares of Oakridge Energy, Inc. (together, the “conveyed oil and gas assets”); and

c.	retained our assets in Kansas and continued as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017.

We will have two options to extend the maturity date of the restated secured note by 90 days each (first to January 30, 2018 and then to April 30, 2018), upon payment of extension fees of $100,000 for each extension.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note are to be forgiven.

The closing occurred on May 10, 2017. As part of the closing procedures and net settlement, we issued a promissory note to Pass Creek Resources LLC in the amount of $105,806. The promissory bears interest at 16% per annum and matured on June 9, 2017. The amount due was not paid on June 9, 2017, but the holder has not provided the Company a notice of default. As of June 30, 2017, the principal balance of $105,806 along with accrued interest remained due.

In connection with the May 10, 2017 closing and in consideration of the satisfaction of $13,425,000 of the amount due under the Credit Agreement, as amended, the Company and certain of its subsidiaries transferred to PCR Holdings LLC, an affiliate of the successor lenders under the Credit Agreement, all of the Company’s oil and gas properties and assets located in Colorado, Texas, and Nebraska, as well as the Company’s shares of Oakridge Energy, Inc.

To evidence the Company’s remaining $4,500,000 of indebtedness to PWCM Investment Company IC LLC (“PWCM”), RES Investment Group, LLC (“RES”), Round Rock Development Partners, LP (“Round Rock”), and Cibolo Holdings, LLC (“Cibolo Holdings,” and together with PWCM, RES and Round Rock, “Successor Lenders”), the Company’s subsidiaries (except Kansas Holdings, LLC) entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the “New Credit Agreement”), and a related Amended and Restated Note (the “New Note”), in the amount of $3.3 million as described above.

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and the subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the three and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Production
Oil (Bbl)	6,501	14,219	19,633	30,911
Natural gas (Mcf)	—	13,661	11,649	27,515

Average Sales Prices
Oil (Bbl)	$43.95	$41.72	$45.42	$36.46
Natural gas (Mcf)	$—	$.18	$1.67	$.89

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$46.33	$44.76	$47.73	$44.97

Average Lifting Costs (2)
Per Boe	$30.74	$39.64	$37.33	$37.97

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016 compared.

Income:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2017	2016		$2017	2016	$
Oil revenues	$285,691	$593,174	$(307,483)	$895,195	$1,127,147	$(231,952)
Natural gas revenues	—	2,506	(2,506)	19,509	24,532	(5,023)
Total	$285,691	$595,680	$(309,989)	$914,704	$1,151,679	$(236,975)

Oil Revenues

Oil revenues for the six months ended June 30, 2017, were $895,195 compared to revenues of $1,127,147 for the six months ended June 30, 2016 and for the three months ended June 30, 2017, were $285,691 compared to revenues of $593,174 for the same period in 2016. Of the year-to-date oil revenue decrease of $231,952, approximately $509,000 (offset by the increase in prices as described below) was due to lower production volumes. Oil production decreased approximately 36% in the first six months of 2017 from 30,911 barrels produced in the first half of 2016 to 19,633 barrels produced for the first six months ended June 30, 2017. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures, and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas in connection with the restructuring of its outstanding senior debt in May 2017.

This was offset by an increase in revenues of approximately $277,000 due to higher crude oil prices. Crude oil prices increased $8.96 or 25% to an average price of $45.42 per barrel for the first six months of 2017 compared to $36.46 per barrel for the same period in 2016.

Natural Gas Revenues

Natural gas revenues for the six months ended June 30, 2017 were $19,509 compared to revenues of $24,532 for the six months ended June 30, 2016 and for the three months ended June 30, 2017 were $0 compared to revenues of $2,506 for the same period in 2016. Of the year-to-date revenue decrease of $5,023, approximately $27,000 (offset by the increase in prices as described below) was due to lower production volumes. Production decreased in the first six months of 2017 from 27,515 Mcf for the six months ended June 30, 2016, to 11,649 Mcf for the comparable period of 2017. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas in connection with the restructuring of its outstanding senior debt in May 2017. This was offset by an increase in revenues of approximately $22,000 due to higher natural gas prices. Natural gas prices increased $0.78 or 88% from an average price of $0.89 per Mcf for the first six months of 2016 to an average price of $1.67 per Mcf for the same period of 2017.

Expenses:

	Three Months Ended		Increase /	Six Months Ended		Increase /
	June 30,		(Decrease)	June 30,		(Decrease)
	2017	2016		2017	2016
Production expenses:
Direct operating costs	$199,870	$653,803	$(453,933)	$808,136	$1,347,665	$(539,529)
Depreciation, depletion and amortization	101,829	84,490	16,799	225,235	248,678	(23,443)
Impairment of oil & gas properties	—	2,137,663	(2,137,663)	—	6,644,596	(6,644,596)
Total production expenses	301,159	2,875,956	(2,574,797)	1,033,371	8,240,939	(7,207,568)

General expenses:
Professional fees	112,275	59,308	52,967	422,538	137,117	285,421
Salaries	267,684	326,312	(58,628)	277,147	810,059	(532,912)
Administrative expense	137,081	91,736	45,345	271,036	248,862	22,174
Total general expenses	517,039	477,356	39,683	970,721	1,196,038	(225,317)
Total production and general expenses	818,198	3,353,312	(2,535,114)	2,004,093	9,436,977	(7,432,884)

(Loss) from operations	(532,508)	(2,757,632)	(2,225,124)	(1,089,388)	(8,285,298)	7,195,910

Other income (expense)
Interest expense	(44,654)	(332,456)	(287,802)	(724,494)	(662,219)	(62,275)
Gain on loan sale agreement	11,500,124	—	(11,500,124)	11,500,124	—	(11,500,124)
Loss on derivatives	—	(1,295,792)	(1,295,792)	—	(2,381,396)	(2,381,396)
Other income	246,833	922,942	(676,109)	246,846	2,174,186	(1,927,340)
Total other income (expense)	11,702,303	(705,306)	12,407,609	11,022,476	(869,429)	11,891,905

Net income (loss)	$11,169,795	$(3,462,938)	$14,632,733	$9.933,088	$(9,154,727)	$19,087,815

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the six months ended June 30, 2017 decreased by $539,529, or 40% to $808,136 from $1,347,665 for the six months ended June 30, 2016 and for the three months ended June 30, 2017 were $199,870 compared to $653,803 for the same period in 2016. Year-to-date direct operating costs per Boe decreased $0.64 or approximately 2% to $37.33 for 2017, compared to $37.97 per boe for the same period of 2016. The decrease was primarily due to the curtailment of both growth and maintenance capital expenditures, and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2017 was $225,235 compared to $248,678 for the six months ended June 30, 2016 and for the three months ended June 30, 2017 was $101,289 compared to $84,490 for the same period in 2016. The year-to-date decrease in depletion expense of $23,443 or approximately 9% was due to the decrease in our depletable base year-over-year resulting from the impairment sustained in 2016 and further reduced by lower production volumes. Depletion expense per Boe decreased $3.40 or approximately 49% in the first half of 2017 compared to the first half of 2016 and also as discussed above production decreased approximately 39% six months over six months due primarily to lower spending on lease operating expenditures and lower investments in maintenance capital.

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

For the three and six months ended June 30, 2017, we were not required to record an impairment expense on our evaluated oil and gas properties. For the three and six months ended June 30, 2016, we recognized an impairment expense on our evaluated oil and gas properties of $2,137,663 and $6,644,596, respectively.

Professional Fees

Professional fees for the six months ended June 30, 2017 were $422,538 compared to $137,117 for the six months ended June 30, 2016 and $112,275 for the three months ended June 30, 2017 compared to $59,308 for the same period in 2016. The increase in year-to-date professional fees of $285,421 was due primarily to increased spending in 2017 on consulting, legal, and investor relations services. These increases were partially offset by decreased third party reserve engineering fees.

Salaries

Salaries for the six months ended June 30, 2017 were $277,147 compared to $810,059 for the six months ended June 30, 2016 and $267,684 for the three months ended June 30, 2017 compared to $326,312 for the same period in 2016. The decrease in year-to-date salaries of approximately $532,912 is due primarily to a reduced number of employees.

Administrative Expenses

Administrative expenses for the six months ended June 30, 2017 were $271,036 compared to $248,862 for the six months ended June 30, 2016 and $137,081 for the three months ended June 30, 2017 compared to $91,736 for the same period in 2016. The year-to-date increase of approximately $22,174 in 2017 compared to 2016, was due primarily to increased general and administrative from a working interest partner, IT, telecom, software, and meals, travel, and entertainment. The increase was partially offset by higher SEC reporting costs, taxes and other, training, and dues and subscriptions.

Interest Expense

Interest expense for the six months ended June 30, 2017 was $724,494 compared to $662,219 for the six months ended June 30, 2016, an increase of approximately $62,275 and $44,654 for the three months ended June 30, 2017 compared to $332,456 for the same period in 2016. Interest expense increased as a result of higher interest rate charges under the forbearance agreement offset by the reduction of debt under the Loan Sale Agreement (“LSA”) (see note 2 to the financial statements for further information).

Gain on Loan Sale Agreement

For the three and six months ended June 30, 2017, we recognized a gain of $11,500,124 on the LSA and the restructuring of our debt completed thereby. For the three and six months ended June 30, 2016, we had no loan sale gains or sale of loans.

Loss on Derivatives

All of the Company’s hedge contracts expired in 2016, so we incurred no unrealized gains or losses in the six month ended June 2017. We recorded an unrealized loss of $2,381,396 in the marking to market of our derivative contracts for the first six months of 2016 and $1,295,792 for the three months ended June 30, 2016.

Other Income

Other income decreased by $1,927,340 in 2017 from $2,174,186 for the six months ended June 30, 2016 to $246,846 for the six months ended June 30, 2017 and decreased by $676,109 for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was due to the expiration of derivative contracts in 2016, resulting in no realization of gains from their monetization in 2017 offset by income from performing certain general and administrative services for Camber Energy, Inc., for a fee of $150,000 per month beginning May 2017.

Net Income (Loss)

The net income for the six months ended June 30, 2017 was $9,933,088 compared to a net loss of $9,154,727 for the six months ended June 30, 2016 and net income of $11,169,795 for the three months ended June 30, 2017, compared to net loss of $3,462,938 for the same period in 2016. The year-to-date increase in the net income was due primarily to the gain from the LSA of $11,500,124 and the reduction in the impairment of oil and gas properties of $6,644,596.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through debt financing, revenues from operations, asset sales, and the issuance of equity securities. Due to the decline in oil prices and the restructuring of our outstanding debt, it will be more difficult during the remainder of 2017 and into 2018 to use our historical means of meeting our capital requirements to provide us with adequate liquidity to fund our operations and capital program.

The following table summarizes total current assets, total current liabilities and working capital.

	June 30, 2017	December 31, 2016	Increase / (Decrease)

Current Assets	$693,581	$1,678,967	$(985,386)

Current Liabilities	$5,437,736	$19,754,406	$(14,316,670)

Working Capital Deficit	$(4,744,155)	$(18,075,439)	$(13,331,284)

The working capital deficit at June 30, 2017 was $4,744,155 compared to $18,075,439 at December 31, 2016. The year-to-date decrease in the working capital deficit was primarily due to the $13.5 million of debt forgiven as part of the LSA.

We had $532,526 of cash used in operating activities for the six months ended June 30, 2017, which was mainly due to $11.0 million of gain on the LSA, offset by the $9.9 million net income for the period.

We had $4,635 of cash used in investing activities for the six months ended June 30, 2017, which was solely due to the purchase of oil and gas properties.

We had $450,000 of cash provided by financing activities for the six months ended June 30, 2017, which was due to proceeds from the sale of Series C Convertible Preferred Stock ($450,000).

The unaudited condensed consolidated financial statements included in Part I Financial Information, Item 1 Financial Statements, of this report have been prepared assuming that the Company will continue as a going concern. There is currently substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1 to the unaudited condensed consolidated financial statements.

The Company’s Senior Secured Credit Facility is described below. Note 6 to the unaudited condensed consolidated financial statements includes additional information on certain commitments and contingencies of the Company.

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC, its subsidiaries (“Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance Borrowers’ prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On January 24, 2013, we entered into a Fourth Amendment to Amended and Restated Credit Agreement, which was made effective as of December 31, 2012, with the Bank. The Fourth Amendment reflected the following changes: (i) the Bank consented to the restructuring transactions related to the dissolution of Rantoul Partners, and (ii) the Bank terminated a Limited Guaranty, as defined in the Credit Agreement, executed by Rantoul Partners in favor of the Bank.

On April 16, 2013, the Bank increased our borrowing base to $19.5 million.

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement. The Fifth Amendment reflected the following changes: (i) an expanded principal commitment amount of the Bank to $100,000,000, (ii) an increase in our Borrowing Base to $38,000,000, (iii) the addition of Black Raven Energy, Inc., our wholly-owned subsidiary, to the Credit Agreement as a borrower party, (iv) the addition of certain collateral and security interests in favor of the Bank, and (v) the reduction of our current interest rate to 3.30%.

On November 19, 2013, we entered into a Sixth Amendment to the Amended and Restated Credit Agreement. The Sixth Amendment reflected the following changes: (i) the addition of Iberia Bank as a participant in our credit facility (together with the Bank, the “Banks”), and (ii) a technical correction to our covenant calculations.

On May 22, 2014, we entered into a Seventh Amendment to the Amended and Restated Credit Agreement. The Seventh Amendment reflected the Bank’s consent to our issuance of up to 850,000 shares of our 10% Series A Cumulative Perpetual Preferred Stock.

On August 15, 2014, we entered into an Eighth Amendment to the Amended and Restated Credit Agreement. The Eighth Amendment reflected the following changes: (i) the borrowing base was increased from $38 million to $40 million, and (ii) the maturity of the facility was extended by three years to October 3, 2018.

On April 29, 2015, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement. In the Ninth Amendment, the Banks (i) re-determined the Borrowing Base based upon our recent Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

On May 1, 2015, the Borrowers and the Banks entered into a Letter Agreement to clarify that up to $1,000,000 in proceeds from any potential future securities offering will be unencumbered by the Banks’ liens as described in the Credit Agreement through November 1, 2015, and that, until November 1, 2015, such proceeds would not be subject to certain provisions in the Credit Agreement prohibiting the Company from declaring and paying dividends that may be due and payable to holders of securities issued in such potential offerings or issued prior to the Letter Agreement.

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflected the following changes, it: (i) allowed the Company to sell certain oil assets in Kansas, (ii) allowed for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects, and (iii) provided that not less than $1,500,000 from the proceed of the sale would be applied to outstanding loan balances.

On November 13, 2015, the Company entered into an Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflected the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspend certain hedging requirements, and (iii) made certain other amendments to the Credit Agreement.

On April 1, 2016, the Company informed the Banks that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payment on April 6, 2016 and on April 7, 2016 entered into a Forbearance Agreement whereby the Banks agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. On May 31, 2016, the Company and the Banks amended the Forbearance Agreement to extend the forbearance period to August 31, 2016. On July 29, 2016, the Company and the Banks entered into a Third Forbearance Agreement which extended the forbearance period to October 1, 2016. Upon the expiration of the Third Forbearance Agreement, the Company did not enter into a fourth Forbearance Agreement. Also, at that time the Company discontinued payment of interest on its outstanding loan obligations with the Banks.

On February 10, 2017, the Company, TCB and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Seller sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the proceeds, after Buyer’s realization of a 150% return on the Cash Purchase Price within five (5) years of the closing date of the sale, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company released Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

Also on February 10, 2017, the Company and its subsidiaries, and successor lender entered into a binding letter agreement dated February 10, 2017, which was subsequently amended on March 30, 2017 (as amended, the “letter agreement”) pursuant to which:

1.	the successor lender agreed to forgive our existing secured loan in the approximate principal amount of $17,295,000, and in exchange entered into a secured promissory note (which we refer to as the “restated secured note”) in the original principal amount of $4,500,000.

2.	we:

a.	conveyed our oil and gas properties and associated performance and surety bonds in Colorado, Texas, and Nebraska;

b.	conveyed all of our shares of Oakridge Energy, Inc. (together, the “conveyed oil and gas assets”); and

c.	retained our assets in Kansas and continued as a going concern. The Kansas assets currently provide most of our current operating revenue.

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon EnerJex paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017.

We will have two options to extend the maturity date of the restated secured note by 90 days each (first to January 30, 2018 and then to April 30, 2018), upon payment of extension fees of $100,000 for each extension.

So long as we repay the $3,300,000 in indebtedness on or prior to the maturity date, as extended, all other amounts payable under the restated secured note are to be forgiven.

The closing occurred on May 10, 2017. As part of the closing procedures and net settlement, we issued a promissory note to Pass Creek Resources LLC in the amount of $105,806. The promissory bears interest at 16% per annum and matured on June 9, 2017. The amount due was not paid on June 9, 2017, but the holder has not provided the Company a notice of default.

In connection with the May 10, 2017 closing and in consideration of the satisfaction of $13,425,000 of the amount due under the Credit Agreement, as amended, the Company and certain of its subsidiaries transferred to PCR Holdings LLC, an affiliate of the successor lenders under the Credit Agreement, all of the Company’s oil and gas properties and assets located in Colorado, Texas, and Nebraska, as well as the Company’s shares of Oakridge Energy, Inc.

To evidence the Company’s remaining $4,500,000 of indebtedness to PWCM Investment Company IC LLC (“PWCM”), RES Investment Group, LLC (“RES”), Round Rock Development Partners, LP (“Round Rock”), and Cibolo Holdings, LLC (“Cibolo Holdings,” and together with PWCM, RES and Round Rock, “Successor Lenders”), the Company’s subsidiaries (except Kansas Holdings, LLC) entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the “New Credit Agreement”), and a related Amended and Restated Note (the “New Note”), in the amount of $3.3 million as described above.

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and the subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

Recent Funding and Related Transactions

On April 10, 2017, we obtained an unsecured loan in the principal amount of $150,000 from an affiliate of the holder of our issued and outstanding shares of Series B Preferred Stock (the “lender”). The loan was converted into 150 shares of Series Convertible Preferred Stock.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, of which $150,000 was payable in cash and $150,000 was payable via a note conversion, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of June 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the three months ending June 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of June 30, 2017, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet in the aggregate amount of $150,000. The shares have also not been issued as of the date of this filing.

The Series C Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company, and ranks junior to the Company’s Series A preferred stock and Series B preferred stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. Upon request of the Holders, the Company can seek stockholder approval to remove the Issuance Limitation described therein and to allow for further adjustments related to anti-dilution protection, only if such stockholder approval is obtained. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, and is convertible at the option of the holder at a conversion price equal to $0.30 per share, or a ratio equal to approximately 3,333 shares of common stock for each one (1) share of Series C Convertible Preferred Stock, subject to customary adjustments. Dividends are payable on the shares of Series C Convertible Preferred Stock only if and to the extent that dividends are payable on the common stock into which the Series C Convertible Preferred Stock is convertible. The Series C Convertible Preferred Stock has no maturity date and can be redeemed by the Company beginning twelve months after the closing of the offering or upon a change of control for the redemption price of $1,000 per share, as adjustable as provided in the designation of the Series C Preferred Stock.

The Series C Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock. In addition, the Company may not convert the Series C Preferred Stock into a number of shares of common stock which, when aggregated with any shares of common stock issued on or after the original issue date and prior to such conversion date in connection with any conversion of Series C Preferred Stock would exceed 1,683,944 shares of common stock (19.99% of the outstanding shares as of the original issue date), subject to adjustment for forward and reverse stock splits, recapitalizations and the like. In the event conversion of the Series C preferred is limited pursuant to these provisions, each holder shall be entitled to pro rata portion of the issuable maximum.

Pursuant to the anti-dilutive provisions of the Securities Purchase Agreement dated as of March 11, 2015, which requires the Company to issue additional shares of common stock to adjust the purchase price paid by purchasers in the Company’s March 2015 offering, in the event any shares are sold (or convertible securities are sold), with a price per share less than the purchase price paid by the March 2015 purchasers subject to the terms of the Securities Purchase Agreement, Alpha Capital Anstalt received 597,461 shares of common stock. In addition, the Series B Convertible Preferred Stock conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock reset to approximately 3,333 shares of common stock for each one (1) share of Series B Convertible Preferred Stock, to be consistent with the terms of the Series C Convertible Preferred Stock, pursuant to the anti-dilution requirements of the Series B Convertible Preferred Stock.

During the three months ending June 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. Richard E. Menchaca, a member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our newly appointed Interim Chief Financial Officer is also the Interim Chief Financial Officer of Camber Energy, Inc.

On July 14, 2017, the Company entered into a Secured Promissory Note for $100,000 with Alpha Capital Anstalt, which has a maturity date of November 15, 2017, and accrues interest at a rate of 8% per annum. The amount due under the note is secured by a security interest, subordinate to certain other security interests of the Company, in substantially all of the Company’s assets.

On July 28, 2017, the Company received an advance of $50,000 from Alpha Capital Anstalt.

Summary of product research and development

We do not anticipate performing any significant product research and development under our plan of operations.

Expected purchase or sale of any significant equipment

We anticipate that we will purchase the necessary production and field service equipment required to produce oil during our normal course of operations over the next twelve months.

Significant changes in the number of employees

At June 30, 2017, we had one full-time employee, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs

Off-Balance Sheet Arrangements

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the three and six months ended June 30, 2017, we were not required to record an impairment expense on our evaluated oil and gas properties. For the six months ended June 30, 2016, we incurred a $6,644,596 impairment charge and for the six months ended June 30, 2015 our impairment charge was $27,822,989.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting Company as defined by Rule 12b-2 under the Exchange Act, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, except the legal proceedings discussed below.

On September 23, 2016, the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County, Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at June 30, 2017, no reserve for potential losses arising from this matter has been recorded. Additionally, under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County, Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that it has paid all rents owe to C&F Ranch LLC and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at June 30, 2017, no reserve for potential losses arising from this matter has been recorded.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017, which could materially affect our business, financial condition or future results and which risk factors are incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

Due to our substantial liquidity concerns, we may be unable to continue as a going concern.

Our only remaining assets are located in Kansas. We currently owe $4,500,000 under a promissory note, payable with a discount in the amount of $3,300,000 provided the loan is paid in full prior to the maturity date November 1, 2017, subject to extension.

Due to our indebtedness, liquidity issues and the potential for restructuring transactions, there is risk that, among other things:

●	it may become more difficult to retain, attract or replace key employees;
●	employees could be distracted from performance of their duties or attracted to other career opportunities; and
●	our suppliers, hedge counterparties, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may continue to have a material adverse effect on our business, results of operations and financial condition.

Our existing and future debt agreements could create issues as principal and interest payments become due and the debt matures that will threaten our ability to continue as a going concern.

We have substantial indebtedness which is secured by substantially all of our assets.

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and the subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees the Subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets. In the event we fail to repay our debts our creditors may enforce their security interests and foreclose on our assets, which would likely cause any investment in the company to become worthless.

We are pursuing strategic transactions which may result in a change of control of the Company, may result in a change of business focus and may result in substantial dilution to existing shareholders.

The Board of Directors is currently pursuing possible strategic transactions involving opportunities both in and outside the oil and gas industry that will offer the opportunity for future growth and net cash flow. Those opportunities may involve a business combination with another business enterprise, the acquisition of one or more groups of assets, an equity or debt financing transaction to provide capital with which to fund operations and expansion, and other similar transactions. To illustrate the types of transactions that the Company is investigating, the Company has been investigating the acquisition by purchase or contribution of certain operating oil and gas assets. In addition, the Company recently was involved in discussions about a possible acquisition by merger of a privately held company that operates an agricultural drone business and in which an affiliate of the holder of the Company’s Series B Preferred Stock has an interest. While the discussions about a business combination with that privately held agricultural drone enterprise have been suspended, those discussions may resume in the future. In addition, the Company expects to continue to pursue other acquisition and business combination opportunities. No assurance can be given that any one or more of these potential business combinations or asset acquisition opportunities will be consummated. Any transaction, if completed, may results in a change of control or change in business focus of the Company.

If the average closing price of our common stock is less than $0.20 per share for a period of over 30 consecutive trading days, the NYSE American could delist our common stock.

The NYSE American requires that the average closing price of a listed company’s common stock not be less than $0.20 per share for a period of over 30 consecutive trading days. The trading price of our common stock is currently below $0.30 per share. Under NYSE American rules, a company can avoid delisting, if, during the six month period following receipt of the NYSE American notice and on the last trading day of any calendar month, a company’s common stock price per share and 30 trading-day average share price is at least $0.20. During this six month period, a company’s common stock will continue to be traded on the NYSE American, subject to compliance with other continued listing requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of June 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the three months ending June 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of June 30, 2017 and the date of this filing, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet as of June 30, 2017, in the aggregate amount of $150,000.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Pursuant to the anti-dilutive provisions of the Securities Purchase Agreement dated as of March 11, 2015, which requires the Company to issue additional shares of common stock to adjust the purchase price paid by purchasers in the Company’s March 2015 offering, in the event any shares are sold (or convertible securities are sold), with a price per share less than the purchase price paid by the March 2015 purchasers subject to the terms of the Securities Purchase Agreement, Alpha Capital Anstalt received 597,461 shares of common stock. In addition, the Series B Convertible Preferred Stock conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock reset to approximately 3,333 shares of common stock for each one (1) share of Series B Convertible Preferred Stock, to be consistent with the terms of the Series C Convertible Preferred Stock, pursuant to the anti-dilution requirements of the Series B Convertible Preferred Stock.

As the issuance of the anti-dilutive shares did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

During the three months ending June 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective August 17, 2017, Robert Schleizer was appointed as Interim Chief Financial Officer and principal accounting/financial officer of the Company. He replaced Douglas M. Wright who resigned to pursue other business opportunities.

Robert Schleizer, Age 63

Mr. Schleizer, has over 30 years of financial and operational experience serving private and public companies in financial and organization restructuring, crisis management, acquisitions and divestitures, and equity and debt financings across multiple industries. Since June 2017, he has served as Interim Chief Financial Officer of Camber Energy, Inc., an oil and gas company whose common stock trades on the NYSE American market. He is a co-founder of BlackBriar Advisors, LLC, a business renewal and acceleration firm, where he has served as Managing Partner since 2013. Prior to BlackBriar, Mr. Schleizer served as Chief Financial Officer and Director for Xponential, Inc., a public holding company that owned 34 specialty finance and retail stores, from 2001 to 2013, and as a Managing Director for BBK, an international financial advisory, where he provided restructuring and refinancing financial advisory services. Mr. Schleizer holds a Bachelor of Science in Accounting from Arizona State University and is a Certified Insolvency Restructuring Advisor (CIRA) and Certified Turnaround Professional.

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. Richard E. Menchaca, a member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our newly appointed Interim Chief Financial Officer is also the Interim Chief Financial Officer of Camber Energy, Inc.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Designation of Series C Preferred Stock as filed with the Secretary of State of Nevada on April 27, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)
10.1	Form of Additional Issuance Agreement among Enerjex Resources, Inc. and Alpha Capital Anstalt effective as of April 27, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)
10.2	Form of Services Agreement among EnerJex Resources, Inc., and Camber Energy, Inc. dated April 27, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)
10.3	Second Amended and Restated Credit Agreement dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.4	Amended and Restated Note dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.5	Guaranty of Recourse Carveouts dated May 10, 2017, by and between the Registrant and Cortland Capital Market Services LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.6	$100,000 Secured Promissory Note dated July 14, 2017, by the Company in favor of Alpha Capital Anstalt (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2017, and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

(Registrant)

By:	/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer

Date: August 21, 2017

