Form 10-Q
period 2017-09-30
EnerJex Resources, Inc.
filed 2017-11-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 9, 2017 was 10,321,397 shares.

ENERJEX RESOURCES, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,099	$128,035
Restricted cash	—	50,000
Accounts receivable	257,152	600,255
Derivative receivable	—	10,570
Inventory	—	185,733
Marketable securities	—	210,990
Deposits and prepaid expenses	179,424	493,384
Total current assets	451,675	1,678,967
Non-current assets:
Fixed assets, net of accumulated depreciation of $600,085 and $1,817,711	196,691	2,077,055
Oil and gas properties using full-cost accounting, net of accumulated DD&A of $8,594,167 and $15,189,716	1,414,598	3,437,030
Other non-current assets	—	798,809
Total non-current assets	1,611,289	6,312,894
Total assets	$2,062,964	$7,991,861

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$153,170	$294,241
Accrued liabilities	709,300	1,535,165
Note Payable	105,806	—
Current portion of long term debt	4,500,000	17,925,000
Total current liabilities	5,468,276	19,754,406

Asset retirement obligation	1,593,281	3,314,191
Other long-term liabilities	6,039,972	3,401,149
Total non-current liabilities	7,633,253	6,715,340
Total liabilities	13,101,529	26,469,746
Commitments & Contingencies
Stockholders’ Deficit:
10% Series A cumulative perpetual redeemable preferred stock, $0.001 par value, 25,000,000 shares authorized; 938,248 shares issued and outstanding September 30, 2017 and December 31, 2016	938	938
Series B convertible preferred stock, $0.001 par value, 1,764 shares authorized, and 1,374 and 1,764 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	1	2
Series C convertible preferred stock, $0.001 par value, 500 shares authorized; 300 and 0 shares, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	—
Series C convertible preferred stock issuable	150,000	—
Common stock, $0.001 par value, 250,000,000 shares authorized; shares issued and outstanding 10,321,397 at September 30, 2017 and 8,423,936 at December 31, 2016, respectively	10,322	8,424
Paid-in capital	69,610,909	69,090,613
Accumulated deficit	(80,810,736)	(87,577,862)
Total stockholders’ deficit	(11,038,565)	(18,477,885)
Total liabilities and stockholders’ deficit	$2,062,964	$7,991,861

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Oil revenues	$187,297	$454,825	$1,082,492	$1,581,972
Natural gas revenues	—	18,929	19,509	43,461
Total revenues	187,297	473,754	1,102,001	1,625,433

Expenses:
Direct operating costs	205,253	569,109	1,013,389	1,916,774
Depreciation, depletion and amortization	80,449	63,644	305,684	312,322
Impairment of oil and gas asset	—	800,000	—	7,444,597
Professional fees	—	43,968	422,538	181,086
Salaries	130,741	297,244	407,888	1,044,639
Administrative expense	190,341	124,090	461,378	435,616
Total expenses	606,784	1,898,055	2,610,877	11,335,034
Loss from operations	(419,487)	(1,424,301)	(1,508,876)	(9,709,601)

Other income (expense):
Interest expense	(184,148)	(339,719)	(908,642)	(1,001,937)
Gain on loan sale agreement	—	—	11,500,124	—
Loss on derivatives	—	(68,459)	—	(2,449,855)
Other income	285,000	138,075	531,846	2,312,261
Total other income (expense)	100,852	(270,103)	11,123,328	(1,139,531)
Net (loss) income	$(318,635)	$(1,694,404)	$9,614,452	$(10,849,132)

Net (loss) income	(318,635)	(1,694,404)	9,614,452	(10,849,132)
Preferred dividends	(879,608)	(860,061)	(2,847,324)	(2,130,604)
Net (loss) income attributable to common stockholders	$(1,198,243)	$(2,554,465)	$6,767,128	$(12,979,736)
Net (loss) income per share basic	$(0.12)	$(0.30)	$0.72	$(1.54)
Weighted average shares basic	10,321,397	8,423,936	9,416,837	8,423,936
Net (loss) income per share diluted	$(0.12)	$(0.30)	$0.45	$(1.54)
Weighted average shares diluted	10,321,397	8,423,936	15,151,107	8,423,936

See Notes to Condensed Consolidated Financial Statements (unaudited).

EnerJex Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$9,614,452	$(10,849,132)
Depreciation, depletion and amortization	212,186	312,322
Write-off of inventory	71,982	—
Amortization of deferred financing costs	223,790	90,323
Impairment of oil and gas assets	—	7,444,597
Stock, options and warrants issued for services	13,690	217,283
Accretion of asset retirement obligation	93,498	169,110
Settlement of asset retirement obligation	—	(2,767)
Amortization of prepaid expenses	241,101	—
Loss on derivatives	—	2,449,855
Gain on loan sale agreement, net of cash	(11,500,124)	—
Adjustments to reconcile net income (loss) to cash used in operating activities:
Accounts receivable	(15,656)	(156,835)
Inventory	(15,944)	(81,805)
Prepaid expenses	55,601	(76,261)
Accounts payable	(67,008)	(762,193)
Accrued liabilities	556,677	(360,153)
Cash used in operating activities	(515,752)	(1,291,986)

Cash flows from investing activities
Purchase of fixed assets	—	(243,274)
Additions to oil and gas properties	(4,635)	(16,794)
Cash used in investing activities	(4,635)	(260,068)

Cash flows from financing activities
Bank account transfer on loan sale agreement	(92,547)	—
Repayments of long-term debt	—	(686,660)
Proceeds from sale of preferred stock	450,000	—
Cash provided by (used in) financing activities	357,453	(686,660)

Net (decrease) in cash	(162,930)	(2,238,714)
Cash – beginning	178,035	3,101,682
Cash – ending	$15,099	$862,968

Supplemental disclosures:
Interest paid	$—	$919,089
Income taxes paid	$—	$—

Non-cash transactions:
Beneficial conversion feature on Series C preferred stock accounted as preferred dividend	$208,500	$—
Accrued preference dividend included in long term debt	$2,638,824	$—
Conversion of Series B preferred into common stock	$1,897	$—

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

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC and Black Raven Energy, Inc., for the three and nine month periods ended September 30, 2017, and for the year ended December 31, 2016. All intercompany transactions and accounts have been eliminated in consolidation.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Merger Agreement

On October 19, 2017, EnerJex entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AgEagle Aerial Systems, Inc., a Nevada corporation (“AgEagle”), which designs, develops, produces, and distributes technologically advanced small unmanned aerial vehicles (UAV or drones) that are supplied to the agriculture industry, and AgEagle Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into AgEagle, Merger Sub will cease to exist and AgEagle will survive as a wholly-owned subsidiary of the Company (the “Merger”). The respective boards of directors of EnerJex and AgEagle have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (the “Effective Time”), the shares of AgEagle capital stock will be automatically converted into the right to receive equal to 85% of the then issued and outstanding capital stock of the Company on a fully diluted basis. In addition, at the Effective Time all outstanding options and warrants to purchase shares of AgEagle common stock will be assumed by the Company and converted into options and warrants to purchase shares of Company common stock. No fractional shares of Company common stock will be issued in the Merger but will be rounded to the nearest whole share. Following the consummation of the Merger, former stockholders of AgEagle with respect to the Merger are expected to own 85% of the Company’s outstanding common stock (inclusive of the AgEagle assumed stock options and warrants), and current common and Series A Preferred stockholders of the Company are expected to own 15% of the Company, excluding shares of common stock that may be issued in connection with the conversion of the Company’s Series B Preferred Stock and Series C Preferred Stock, and not including any additional shares which may be issued in connection with the Company’s closing obligation to provide up to $4 million in new working capital and the elimination of all liabilities currently on the Company’s balance sheet.

In connection with the Merger, the Company will also file a proxy statement seeking stockholder approval to: (a) amend the terms of its Series A Preferred Stock (as discussed below); (b) approve the issuance of the Company’s shares in connection with the Merger to the AgEagle shareholders and new investors, in excess of 19.9% of the Company’s total issued and outstanding shares of common stock; (c) approve the issuance of shares to current Company management and directors in lieu of deferred salary and fees, a majority of which will be held in escrow to secure the Company’s indemnity obligations under the Merger Agreement; and (d) change the name of the Company to “AgEagle Aerial Resources, Inc.”

The Merger Agreement provides that, immediately following the Effective Time, the existing board of directors and officers of the Company will resign and new directors and officers will be appointed by AgEagle.

The Company intends to dispose of its principal assets, consisting primarily of its Kansas oil and gas properties, concurrently with the closing of the Merger. In the event the Merger is not consummated, the Company does not have a present intention to dispose of the above described assets.

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the stockholders of the Company and AgEagle; (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the stockholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle stockholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of the Company and AgEagle to continue to conduct its respective business in the ordinary course, to provide reasonable access to each other’s information and to use reasonable best efforts to cooperate and coordinate to make any filings or submissions that are required to be made under any applicable laws or requested to be made by any government authority in connection with the Merger. The Merger Agreement also contains a customary “no solicitation” provision pursuant to which, prior to the earlier of January 31, 2018, or the completion or termination of the Merger, neither the Company nor AgEagle may solicit or engage in discussions with any third party regarding another acquisition proposal unless, in the Company’s case, it has received an unsolicited, bona fide written proposal that the recipient’s board of directors determines is or would reasonably be expected to result in a superior proposal. The Company has paid AgEagle a $50,000 non-refundable fee at the signing of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of each of the Company and AgEagle.

In addition, the Merger Agreement contains provisions for indemnification in the event of any damages suffered by either party as a result of breaches of representations and warranties contained therein. The aggregate maximum indemnification obligation of any indemnifying party for damages with respect to breaches of representations and warranties set forth in the Merger Agreement shall not exceed, in the aggregate, $350,000, other than fraud, intentional misrepresentation or willful breach. An indemnifying party shall satisfy its indemnification obligations with shares of Company common stock equal to the aggregate amount of losses of the indemnified party, calculated based upon the greater of (i) the value of the Company common stock as of the closing of the Merger; and (ii) the average closing price of the Company common stock on the NYSE American for the five trading days immediately prior to the date such a claim is made. The Company has agreed to deposit an aggregate of 1,215,278 shares of common stock to be issued to current officers and directors of the Company in lieu of deferred salary and fees into escrow to secure its indemnification obligations, the issuance of such shares requiring the approval of the Company’s common stockholders.

In connection with, and as a condition to the closing of the Merger, the Company is seeking the consent of the holder of its Series A Preferred Stock (“Series A Preferred Stock”) to amend the terms thereof to: (i) allow the Company to pay all accrued but unpaid dividends up to September 30, 2017 in additional shares of Series A Preferred Stock based on the value of the liquidation preference thereof, (ii) eliminate the right of the Series A Preferred Stock holders to receive any dividends accruing after September 30, 2017, and (iii) convert each share of Series A Preferred Stock into 10 shares of Company common stock. An affirmative vote of 66.7% of all shares of Series A Preferred Stock voting as a class as of the record date of the proxy statement is required to amend the terms of the Certificate of Designation to provide for these changes, as required under the Merger Agreement.

As of September 30, 2017, the Series A Preferred Stock had accrued a total of $6,039,972 in accrued but unpaid dividends, which would result in an additional 241,599 shares of Series A Preferred Stock being issued by the Company to satisfy these accrued dividends.

The Merger Agreement provides either party the right to terminate the Merger if it has not been consummated by January 31, 2018, provided that if all of the conditions to closing shall have been satisfied or shall be capable of being satisfied at such time, the required closing date may be extended until March 31, 2018.

Financing Transactions

On October 3, 2011, the Company entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time (“TCB” or “Bank”). The facilities provided under the Amended and Restated Credit Agreement were to be used to refinance a prior outstanding revolving loan facility with TCB dated July 3, 2008, and for working capital and general corporate purposes. On August 15, 2014, the Company entered into an Eighth Amendment to the Amended and Restated Credit Agreement. Among other things the Eighth Amendment extended the maturity of the Agreement by three years to October 3, 2018. On August 12, 2015, the Company entered into a Tenth Amendment to the Amended and Restated Credit Agreement. Among other things, the Tenth Amendment established the requirement of monthly borrowing base reductions commencing September 1, 2015 and continuing on the first of each month thereafter. On November 13, 2015, the Company entered into an Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspended certain hedging requirements, and (iii) amended certain other items of the Credit Agreement.

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

On February 10, 2017, the Company, TCB and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Sellers sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the Credit Agreement and Loan Documents, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the proceeds, after Buyer’s realization of a 150% return on the Cash Purchase Price within five (5) years of the closing date of the sale, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company released Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

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

We have two options to extend the maturity date of the restated secured note by 90 days each (first to January 30, 2018 and then to April 30, 2018), upon payment of extension fees of $100,000 for each extension.

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

Our subsidiaries’ obligations under the credit agreement and note are non-recourse and are secured by a first-priority lien in the Company’s and its subsidiaries’ oil properties and assets located in Kansas. The Company was removed as a borrower under the Credit Agreement, but entered into a Guaranty of Recourse Carveouts, pursuant to which the Company guarantees its subsidiaries’ payment of certain fees and expenses due under the Credit Agreement, and may be liable for certain conduct, such as fraud, bad faith, gross negligence, and waste of the Kansas oil properties or assets.

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

Note 3 – Stock Options and Warrants

A summary of stock options and warrants is as follows:

	Options	Weighted Avg. Exercise Price	Warrants	Weighted Avg. Exercise Price
Outstanding December 31, 2016	207,664	$9.69	1,904,286	$2.75
Granted	—	—	—	—
Cancelled	(50,000)	—	—	—
Exercised	—	—	—	—
Outstanding September 30, 2017	157,664	$9.69	1,904,286	$2.75

Note 4 – Asset Retirement Obligation

Our asset retirement obligations relate to the liabilities associated with the abandonment of oil and natural gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, December 31, 2016	$3,314,191
Release of liabilities	(1,814,408)
Accretion	93,498
Asset retirement obligations, September 30, 2017	$1,593,281

Note 5 – Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company and DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC, its subsidiaries (“Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, N.A. (the “Bank”) and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement were used to refinance the Borrowers’ prior outstanding revolving loan facility with the Bank, dated July 3, 2008, and for working capital and general corporate purposes.

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

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflected the following changes, it: (i) allowed the Company to sell certain oil assets in Kansas, (ii) allowed for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects, and (iii) provided that not less than $1,500,000 from the proceeds of the sale would be applied to outstanding loan balances.

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

On February 10, 2017, the Company and the other Sellers entered into and completed the transactions contemplated by the LSA, described in greater detail in “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Financing Transactions”.

Below is a table showing the reconciliation of the gain on LSA as set forth on the statement of operations for the nine months ended September 30, 2017:

Forgiveness of existing secured loan	$17,925,000
Forgiveness of accrued interest	1,306,801
Issuance of secured promissory note	(4,500,000)
Transfer of oil and gas properties	(1,902,726)
Transfer of gas gathering system	(1,772,588)
Transfer of shares of Oakridge Energy, Inc.	(210,990)
Transfer of ARO liability	1,814,407
Transfer of other assets	(1,159,780)
Gain on LSA	$11,500,124

To evidence the Company’s remaining $4,500,000 of indebtedness to PWCM Investment Company IC LLC (“PWCM”), RES Investment Group, LLC (“RES”), Round Rock Development Partners, LP (“Round Rock”), and Cibolo Holdings, LLC (“Cibolo Holdings,” and together with PWCM, RES and Round Rock, “Successor Lenders”), the Company’s subsidiaries (except Kansas Holdings, LLC) entered into a Second Amended and Restated Credit Agreement with Cortland Capital Market Services LLC, as Administrative Agent, and the other financial institutions and banks parties thereto (the “New Credit Agreement”), and a related Amended and Restated Note (the “New Note”), in the amount of $3.3 million as described above under “Note 2 – Going Concern” – “Financing Transactions”.

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

As of September 30, 2017, the principal balance of $105,806 along with accrued interest remained due under the promissory note with Pass Creek Resources LLC.

Note 6 – Commitments & Contingencies

As of September 30, 2017, the Company had an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. The letter of credit is required by the Texas Railroad Commission for all companies operating in the state of Texas with production greater than limits they prescribe.

Rent expense for the nine months ended September 30, 2017 and 2016 was approximately $75,000 and $104,000, respectively. Future non-cancellable minimum lease payments are approximately $35,000 for the remainder of 2017, $91,000 for 2018, and $77,000 for 2019.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject to the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. As of September 30, 2017, we have no reserve for environmental remediation and are not aware of any environmental claims.

On September 23, 2016, the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County, Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at September 30, 2017, no reserve for potential losses arising from this matter has been recorded. Additionally, under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County, Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that it has paid all rents owed to C&F Ranch LLC and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at September 30, 2017, no reserve for potential losses arising from this matter has been recorded.

Note 7 – Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center as all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2017, which were based on a West Texas Intermediate oil price of $42.46 per Bbl and a Henry Hub natural gas price of $2.63 per Mcf (adjusted for basis and quality differentials), respectively. For the nine-month period ended September 30, 2017, the Company’s present value of future estimate cash flows discounted at 10%, exceeded the net book value of those assets. Accordingly, the Company did not record an impairment charge. This test resulted in a pre-tax write-down of $7,444,597 for the nine-month period ended September 30, 2016.

Note 8 – Equity Transactions

We accrued dividends of $879,608 and $2,638,823 for our Series A Preferred Stock for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, accumulated dividends payable to the Series A Preferred Stock holders totaled $6,039,972.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of September 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the nine months ending September 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of September 30, 2017, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet in the aggregate amount of $150,000.

The Company recorded a beneficial conversion feature of $208,500 based on the fair value of the common stock and the conversion rate as of the date of issuance. This amount was recorded as a deemed distribution for the nine months ended September 30, 2017.

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

During the nine months ending September 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

See also the description of the Alpha Capital Anstalt warrant exercises which occurred subsequent to September 30, 2017, as described in “Note 10 – Subsequent Events”.

Note 9 – Related Party Transaction

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. This fee includes payments to vendors who provide accounting services to Camber. Richard E. Menchaca, a member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our newly appointed Interim Chief Financial Officer is also the Chief Financial Officer and a Director of Camber Energy, Inc.

Note 10 – Subsequent Events

See the subsequent events in “Note 2 – Going Concern”.

On October 23, 2017, Alpha Capital Anstalt exercised warrants to purchase 1,000,000 shares of our common stock for an aggregate exercise price of $300,000 (or $0.30 per share), pursuant to the terms of such warrants, and was issued 1,000,000 shares of common stock.

On November 6, 2017, Alpha Capital Anstalt exercised warrants to purchase 771,428 shares of our common stock for an aggregate exercise price of $231,429 (or $0.30 per share), pursuant to the terms of such warrants, and was issued 771,428 shares of common stock.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” or “should” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this report, our latest Annual Report on Form 10-K, filed with the SEC on March 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 21, 2017, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. The factors impacting these risks and uncertainties include, but are not limited to:

●	inability to complete and/or risks associated with recently disclosed and pending business combination transactions;
●	inability to attract and obtain additional development capital;
●	inability to achieve sufficient future sales levels or other operating results;
●	inability to efficiently manage our operations;
●	effect of our hedging strategies on our results of operations;
●	defaults under our secured obligations or material debt agreements;
●	estimated quantities and quality of oil reserves;
●	our ability to raise capital in the future;
●	outstanding debt obligations and our ability to repay such obligations as they come due;
●	ongoing and potential future litigation, judgments and settlements;
●	declining local, national and worldwide economic conditions;
●	fluctuations in the price of oil;
●	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
●	the inability of management to effectively implement our strategies and business plans;
●	approval of certain parts of our operations by state regulators;
●	inability to hire or retain sufficient qualified operating field personnel;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; and
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this report. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this report to conform our statements to actual results or changed expectations. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 21, 2017.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;
●	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;
●	“Mcf” refers to a thousand cubic feet of natural gas;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Overview

On October 19, 2017, EnerJex entered the Merger Agreement with AgEagle, described in greater detail under “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Merger Agreement”.

The completion of the Merger is subject to various customary conditions described in greater detail under “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Merger Agreement”.

In the event the Merger closes, the shareholders of AgEagle will become our majority shareholders, our operations will change to those of AgEagle, i.e., the design, development, production, and distribution of technologically advanced small unmanned aerial vehicles (UAV or drones) that are supplied to the agriculture industry and we will also dispose of our current principal assets, consisting of our Kansas oil and gas properties, concurrently with the closing of the Merger. In the event the Merger is not consummated, the Company does not have a present intention to dispose of the above described assets or to change its business focus.

Our current principal strategy is to consummate the pending Merger with AgEagle. We continue to manage our existing assets with reduced operating expenses while working to complete the Merger. In the event that the Merger does not close, we will continue to operate as an oil and gas company.

We will continue to investigate multiple opportunities to both increase and unlock value and accelerate growth in an accretive manner on behalf of shareholders, including but not limited to mergers, acquisitions, joint ventures, and non-dilutive financings. There can be no assurance of the results or timing associated with this process.

 Plan of Operations

The Board of Directors is currently focused on the pending Merger, but is continuing to pursue possible strategic transactions involving opportunities both in and outside the oil and gas industry that will offer the opportunity for future growth and net cash flow. Those opportunities may involve a business combination with another business enterprise, the acquisition of one or more groups of assets, an equity or debt financing transaction to provide capital with which to fund operations and expansion, and other similar transactions. To illustrate the types of transactions that the Company is investigating, the Company has been investigating the acquisition by purchase or contribution of certain operating oil and gas assets.

As discussed previously, on October 19, 2017, the Company executed the Merger Agreement with AgEagle which is subject to shareholder approval at a meeting to be scheduled. While we are confident the Merger will be approved, the Company expects to continue to pursue other acquisition and business combination opportunities. No assurance can be given that any one or more of these potential business combinations or asset acquisition opportunities will be consummated.

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

On October 26, 2016, the NYSE American (the “NYSE”) delisted our Series A preferred stock from the NYSE due to the failure to maintain a market capitalization of above $1 million. On January 11, 2017, we announced that we received a letter of noncompliance from the NYSE due to our failure to hold an annual meeting for the fiscal year ended December 31, 2015. On January 17, 2017, we announced that the NYSE had accepted our plan to restore compliance with certain NYSE regulations on or before March 31, 2017. The NYSE subsequently granted an extension and on April 27, 2017, the Company held an annual meeting of shareholders.

On February 10, 2017, we and the other Sellers entered into the LSA, described in greater detail in “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Financing Transactions” and thereafter, the Company entered into the New Credit Agreement and New Note, also described in “Note 2 – Going Concern” under “Financing Transactions”.

Additional information regarding the Merger, the operations of AgEagle, which will become the operations of the Company in the event the Merger is completed and risk factors associated with the Merger, can be found in the Current Report on Form 8-K which we filed with the SEC on October 10, 2017.

On October 19, 2017, concurrently with the execution of the Merger Agreement, a principal stockholder of AgEagle (the “Key AgEagle Stockholder”) entered into a voting agreement in favor of EnerJex (the “EnerJex Voting Agreement”). Pursuant to the EnerJex Voting Agreement, the Key AgEagle Stockholder has agreed, among other things, to vote all shares of capital stock of AgEagle beneficially owned by him in favor of the Merger and the adoption of the Merger Agreement and the approval of the transactions contemplated by the Merger Agreement, and any actions required in furtherance thereof. The AgEagle Voting Agreement will terminate upon the earliest to occur of: (i) the termination of the Merger Agreement in accordance with its terms; or (ii) the date on which the Merger becomes effective.

In connection with, and as a condition to the closing of the Merger, the Company is seeking the consent of the holder of its Series A Preferred Stock (“Series A Preferred Stock”) to amend the terms thereof to: (i) allow the Company to pay all accrued but unpaid dividends up to September 30, 2017 in additional shares of Series A Preferred Stock based on the value of the liquidation preference thereof, (ii) eliminate the right of the Series A Preferred Stock holders to receive any dividends accruing after September 30, 2017, and (iii) convert each share of Series A Preferred Stock into 10 shares of Company common stock. An affirmative vote of 66.7% of all shares of Series A Preferred Stock voting as a class as of the record date of the proxy statement is required to amend the terms of the Certificate of Designation to provide for these changes, as required under the Merger Agreement.

As of September 30, 2017, the Series A Preferred Stock had accrued a total of $6,039,972 in accrued but unpaid dividends, which would result in an additional 241,599 shares of Series A Preferred Stock being issued by the Company to satisfy these accrued dividends.

On October 19, 2017, the Company received notice from NYSE Regulation, Inc. that it is not compliance with certain NYSE American (“NYSE American”) continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years) of the NYSE American Company Guide (the “Company Guide”). As a result, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide and is required to submit a plan by November 19, 2017, advising the NYSE American of the actions the Company has taken or will take to regain compliance with the NYSE American continued listing standards. The plan period may not exceed April 19, 2019.

The Company intends to submit a plan by the November 19, 2017 deadline. The plan will be based in significant part upon the merger and the associated financing. The Company expects that its common stock will continue to be listed on the NYSE American while the Company seeks to regain compliance with the listing standard noted, subject to the Company’s compliance with other continued listing requirements. If the Company fails to submit a plan or if the Company’s plan is not accepted then the NYSE American may commence delisting procedures. Upon completion of the Merger, the Company will be required to satisfy all applicable requirements for the initial listing on the NYSE American.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil production (net of all royalties, overriding royalties and production due to others), the average sales prices, average production costs and direct lifting costs per unit of production for the three and nine-month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Production
Oil (Bbl)	5,450	14,015	25,083	44,961
Natural gas (Mcf)	—	11,493	11,649	39,692

Average Sales Prices
Oil (Bbl)	$42.71	$32.45	$43.03	$35.19
Natural gas (Mcf)	$—	$1.65	$1.67	$1.06

Average Production Cost (1)
Per barrel of oil equivalent (“Boe”)	$52.42	$39.72	$48.68	$43.22

Average Lifting Costs (2)
Per Boe	$37.66	$35.73	$37.40	$37.16

(1)	Production costs include all operating expenses, transportation expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Impairment of oil properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 compared.

Income:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2017	2016		$2017	2016	$
Oil revenues	$187,297	$454,825	$(267,528)	$1,082,492	$1,581,972	$(499,480)
Natural gas revenues	—	18,929	(18,929)	19,509	43,461	(23,952)
Total	$187,297	$473,754	$(286,457)	1,102,001	$1,625,433	$(523,432)

Oil Revenues

Oil revenues for the nine months ended September 30, 2017, were $1,082,492 compared to revenues of $1,581,972 for the nine months ended September 30, 2016 and for the three months ended September 30, 2017, were $187,297 compared to revenues of $454,285 for the same period in 2016. Of the year-to-date oil revenue decrease of $499,480, approximately $852,109 (offset by the increase in prices as described below) was due to lower production volumes. Oil production decreased approximately 44% in the first nine months of 2017 from barrels produced in the first nine months of 2016 to barrels produced for the first nine months ended September 30, 2017. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures, and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas in connection with the restructuring of its outstanding senior debt in May 2017.

This was offset by an increase in revenues of approximately $352,629 due to higher crude oil prices. Crude oil prices increased $7.84 or 22% to an average price of $43.03 per barrel for the first nine months of 2017 compared to $35.19 per barrel for the same period in 2016.

Natural Gas Revenues

Natural gas revenues for the nine months ended September 30, 2017 were $19,509 compared to natural gas revenues of $43,461 for the nine months ended September 30, 2016 and for the three months ended September 30, 2017 were $-0- compared to natural gas revenues of $18,929 for the same period in 2016. Of the year-to-date revenue decrease of $23,952, approximately $46,964 (offset by the increase in prices as described below) was due to lower production volumes. Production decreased in the first nine months of 2017 from 39,692 Mcf for the nine months ended September 30, 2016, to 11,649 Mcf for the comparable period of 2017, as shown in the table above. The production decrease was due primarily to the curtailment of both growth and maintenance capital expenditures and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas in connection with the restructuring of its outstanding senior debt in May 2017. This was offset by an increase in revenues of approximately $23,012 due to higher natural gas prices. Natural gas prices increased $0.58 or 53% from an average price of $1.09 per Mcf for the first nine months of 2016 to an average price of $1.67 per Mcf for the same period of 2017.

Expenses:

	Three Months Ended		Increase /	Nine Months Ended		Increase /
	September 30,		(Decrease)	September 30,		(Decrease)
	2017	2016		2017	2016
Production expenses:
Direct operating costs	$205,253	$569,109	$(363,856)	$1,013,389	$1,916,774	$(903,385)
Depreciation, depletion and amortization	80,449	63,644	16,805	305,684	312,322	(6,638)
Impairment of oil & gas properties	—	800,000	(800,000)	—	7,444,597	(7,444,597)
Total production expenses	285,702	1,432,753	(1,147,051)	1,319,073	9,673,693	(8,354,620)

General expenses:
Professional fees	—	43,968	(43,968)	422,538	181,086	241,452
Salaries	130,741	297,244	(166,503)	407,888	1,044,639	(636,751)
Administrative expense	190,341	124,090	66,251	461,378	435,616	25,762
Total general expenses	321,082	465,302	(144,220)	1,291,084	1,661,341	(369,537)
Total production and general expenses	606,784	1,898,055	(1,291,271)	2,610,877	11,335,034	(8,724,157)

(Loss) from operations	(419,487)	(1,424,301)	1,004,814	(1,508,876)	(9,709,601)	8,200,725

Other income (expense)
Interest expense	(184,148)	(339,719)	155,571	(908,642)	(1,001,937)	93,295
Gain on loan sale agreement	—	—	—	11,500,124	—	11,500,124
Loss on derivatives	—	(68,459)	68,459	—	(2,449,855)	2,449,855
Other income	285,000	138,075	146,925	531,846	2,312,261	(1,780,415)
Total other income (expense)	100,852	(270,103)	370,955	11,123,127	(1,139,531)	12,262,859

Net income (loss)	$(318,635)	$(1,694,404)	$1,375,769	$9,614,452	(10,849,132)	$20,463,584

Direct Operating Costs

Direct operating costs include direct labor and equipment costs related to pumping, gauging, pulling, well repairs, compression, transportation costs, and general maintenance requirements in our oil and gas fields. These costs also include certain contract labor costs, and other non-capitalized expenses. Direct operating costs for the nine months ended September 30, 2017 decreased by $903,385, or 47% to $1,013,389 from $1,916,774 for the nine months ended September 30, 2016 and for the three months ended September 30, 2017 were $205,253 compared to $569,109 for the same period in 2016. Year-to-date direct operating costs per Boe decreased $1.29 or approximately 3% to $37.40 for 2017, compared to $37.16 per boe for the same period of 2016. The decrease was primarily due to the curtailment of both growth and maintenance capital expenditures, and the conveyance of the Company’s oil and gas properties in Colorado, Nebraska and Texas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2017 was $305,684 compared to $312,322 for the nine months ended September 30, 2016 and for the three months ended September 30, 2017 was $80,449 compared to $63,644 for the same period in 2016. The year-to-date decrease in depletion expense of $16,805 or approximately 26% was due to the decrease in our depletable base year-over-year resulting from the impairment sustained in 2016 and further reduced by lower production volumes. Depletion expense per Boe decreased $1.29 or approximately 44% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2017 and also as discussed above production decreased approximately 44% nine months over nine months due primarily to lower spending on lease operating expenditures and lower investments in maintenance capital.

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

For the three and nine months ended September 30, 2017, we were not required to record an impairment expense on our evaluated oil and gas properties due to improved commodity prices and market conditions. For the three and nine months ended September 30, 2016, we recognized an impairment expense on our evaluated oil and gas properties of $800,000 and $7,444,597, respectively.

Professional Fees

Professional fees for the nine months ended September 30, 2017 were $422,538 compared to $181,086 for the nine months ended September 30, 2016 and $0 for the three months ended September 30, 2017 compared to $43,968 for the same period in 2016. The increase in year-to-date professional fees of $241,452 was primarily due to increased spending in 2017 on consulting, legal and investor relation services. These increases were partially offset by decreased third party reserve engineering fees.

Salaries

Salaries for the nine months ended September 30, 2017 were $407,888 compared to $1,044,639 for the nine months ended September 30, 2016 and $130,741 for the three months ended September 30, 2017 compared to $297,244 for the same period in 2016. The decrease in year-to-date salaries of approximately $636,751 is due primarily to a reduced number of employees from the prior period.

Administrative Expenses

Administrative expenses for the nine months ended September 30, 2017 were $461,378 compared to $435,616 for the nine months ended September 30, 2016 and $190,341 for the three months ended September 30, 2017 compared to $124,090 for the same period in 2016. The year-to-date decrease of $25,762 in 2017 compared to 2016, was due primarily to decreased general and administrative services provided from a working interest partner, and decreased IT, telecom, software, and meals, travel, and entertainment.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $908,642 compared to $1,001,937 for the nine months ended September 30, 2016, a decrease of $93,295 and $184,148 for the three months ended September 30, 2017 compared to $339,719 for the same period in 2016. Interest expense decreased as a result of the reduction of debt under the Loan Sale Agreement (“LSA”) (see “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Financing Transactions” for further information) offset by higher interest rate charges under the forbearance agreement also described under the Note 2.

Gain on Loan Sale Agreement

For the nine months ended September 30, 2017, we recognized a gain of $11,500,124 on the LSA and the restructuring of our debt completed thereby. For the three and nine months ended September 30, 2016, and the three months ended September 30, 2017, we had no loan sale gains or sale of loans.

Loss on Derivatives

All of the Company’s hedge contracts expired in 2016, so we incurred no unrealized gains or losses in the nine-months ended September 2017. We recorded an unrealized loss of $2,449,855 in the marking to market of our derivative contracts for the first nine months of 2016 and $68,459 for the three months ended September 30, 2016.

Other Income

Other income decreased by $1,780,415 from $2,312,261 for the nine months ended September 30, 2016 to $531,846 for the nine months ended September 30, 2017 and decreased by $146,925 for the three months ended September 30, 2017 compared to the same period in 2016. The decrease was due to the expiration of derivative contracts in 2016, resulting in no realization of gains from their monetization in 2017 offset by income from performing certain general and administrative services for Camber Energy, Inc., for a fee of $150,000 per month beginning in May 2017.

Net Income (Loss)

The net income for the nine months ended September 30, 2017 was $9,614,452 compared to a net loss of $10,849,132 for the nine months ended September 30, 2016 and net loss was $318,635 for the three months ended September 30, 2017, compared to net loss of $1,694,404 for the same period in 2016. The year-to-date increase in the net income was due primarily to the gain from the LSA of $11,500,124 and the reduction in the impairment of oil and gas properties of $7,444,597.

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

The following table summarizes total current assets, total current liabilities and working capital.

	September 30, 2017	December 31, 2016	Increase / (Decrease)

Current Assets	$451,675	$1,678,967	$(1,227,292)

Current Liabilities	$5,468,276	$19,754,406	$(14,286,130)

Working Capital Deficit	$(5,016,601)	$(18,075,439)	$(13,058,838)

The working capital deficit at September 30, 2017 was $5,016,601 compared to $18,075,439 at December 31, 2016. The year-to-date decrease in the working capital deficit was primarily due to the $13.5 million of debt forgiven as part of the LSA.

We had $515,752 of cash used in operating activities for the nine months ended September 30, 2017, which was mainly due to $11.5 million of gain on the LSA, offset by the $9.7 million net income for the period.

We had $4,635 of cash used in investing activities for the nine months ended September 30, 2017, which was solely due to the purchase of oil and gas properties.

We had $357,453 of cash provided by financing activities for the nine months ended September 30, 2017, which was due to proceeds from the sale of Series C Convertible Preferred Stock of $450,000 and bank balance transfer on loan sale agreement.

The unaudited condensed consolidated financial statements included in “Part I” – “Item 1 Financial Statements” of this report have been prepared assuming that the Company will continue as a going concern. There is currently substantial doubt about the Company’s ability to continue as a going concern as discussed in “Note 2 – Going Concern” to the unaudited condensed consolidated financial statements.

The Company’s Senior Secured Credit Facility is described in “Part I” – “Item 1 Financial Statements” of this report above under “Note 5 – Long-Term Debt” – “Senior Secured Credit Facility”. “Note 6 – Commitments & Contingencies” to the unaudited condensed consolidated financial statements includes additional information on certain commitments and contingencies of the Company. “Part I” – “Item 1 Financial Statements” of this report above under “Note 2 – Going Concern” – “Financing Transactions” includes a discussion of the LSA and related transactions and “Note 2 – Going Concern” – “Merger Agreement” includes information on the pending Merger.

Recent Funding and Related Transactions

On April 10, 2017, we obtained an unsecured loan in the principal amount of $150,000 from an affiliate of the holder of our issued and outstanding shares of Series B Preferred Stock (the “lender”). The loan was converted into 150 shares of Series Convertible Preferred Stock.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, of which $150,000 was payable in cash and $150,000 was payable via a note conversion, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of September 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the nine months ending September 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of September 30, 2017, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet in the aggregate amount of $150,000. The shares have also not been issued as of the date of this filing.

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

During the nine months ending September 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which EnerJex will be responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. Richard E. Menchaca, a member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our newly appointed Interim Chief Financial Officer is also the Chief Financial Officer of Camber Energy, Inc.

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

Significant changes in the number of employees

At September 30, 2017, we had one full-time employee, including field personnel. As production and drilling activities increase or decrease, we may have to continue to adjust our technical, operational and administrative personnel as appropriate. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, geology drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the three and nine months ended September 30 30, 2017, we were not required to record an impairment expense on our evaluated oil and gas properties. For the nine months ended September 30, 2017, we incurred no impairment charges and for the nine months ended September 30, 2016 our impairment charge was $7,444,597.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, except the legal proceedings discussed below.

On September 23, 2016, the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County, Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at September 30, 2017, no reserve for potential losses arising from this matter has been recorded. Additionally, under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County, Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. The Company believes that it has paid all rents owe to C&F Ranch LLC and will vigorously defend itself in connection with this proceeding. The Company has faith that it will prevail and at September 30, 2017, no reserve for potential losses arising from this matter has been recorded.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in “Part I” - “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, and “Part II” – “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 21, 2017, which could materially affect our business, financial condition or future results and which risk factors are incorporated by reference herein. You should also review the risk factors relating to the Merger set forth under AgEagle Risk Factors in our Current Report on Form 8-K, filed with the SEC on October 20, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition or future results.

 In the event the Merger closes, it will cause immediate and substantial dilution to existing shareholders and a change of control of the Company.

As described above, we are party to a Merger Agreement with AgEagle relating to the acquisition by us of the outstanding securities of AgEagle.  We anticipate the consideration exchanged with AgEagle for the securities of AgEagle will be 85% of our total outstanding securities on a fully-diluted basis.  As such, in the event the contemplated transaction closes, the issuance of the common stock consideration to AgEagle will result in immediate and substantial dilution to the interests of our then shareholders and result in a change of control of the Company.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Merger consideration.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the Merger, including a potentially enhanced competitive and financial position, expansion of operations, and will instead be subject to all the risks we currently face as an independent company;

●	we may experience negative reactions from the financial markets and our partners and employees;

●	the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of AgEagle, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

●	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the shareholders of the Company and AgEagle; (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the shareholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle shareholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by January 31, 2018, provided that if all of the conditions to closing shall have been satisfied or shall be capable of being satisfied at such time, the required closing date may be extended until March 31, 2018, either we or AgEagle may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, we or AgEagle may elect to terminate the Merger Agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact the Company.

In the event the Merger Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our board of directors seek another business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on our partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the Merger is completed without the consent of AgEagle. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

We are currently not in compliance with NYSE American continued listing standards and if we are unable to maintain compliance with NYSE American continued listing standards, our common stock may be delisted from the NYSE American equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock is currently listed on the NYSE American. The NYSE American will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

We may be unable to comply with NYSE American continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, could affect our ability to comply with the NYSE American’s listing standards. The NYSE American has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE American if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange (which include that we receive additional listing approval from the exchange prior to us issuing any shares of common stock, something we have inadvertently failed to comply with in the past); or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

On October 19, 2017, the Company received notice from NYSE Regulation, Inc. that it is not in compliance with certain NYSE American (“NYSE American”) continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if an issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years) of the NYSE American Company Guide (the “Company Guide”). As a result, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide and is required to submit a plan by November 19, 2017, advising the NYSE American of the actions the Company has taken or will take to regain compliance with the NYSE American continued listing standards. The plan period may not exceed April 19, 2019.

The Company intends to submit a plan by the November 19, 2017 deadline. The plan will be based in significant part upon the merger and the associated financing. The Company expects that its common stock will continue to be listed on the NYSE American while the Company seeks to regain compliance with the listing standard noted, subject to the Company’s compliance with other continued listing requirements. If the Company fails to submit a plan or if the Company’s plan is not accepted then the NYSE American may commence delisting procedures. Upon completion of the Merger, the Company will be required to satisfy all applicable requirements for the initial listing on the NYSE American.

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

If we are delisted from the NYSE American, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from the NYSE American, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of shareholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of September 30, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the nine months ending September 30, 2017, the Company had received $150,000 from Alpha Capital Anstalt to purchase an additional 150 shares of Series C Convertible Preferred Stock. As of September 30, 2017, and the date of this filing, the additional 150 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet as of September 30, 2017, in the aggregate amount of $150,000.

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

During the nine months ending September 30, 2017, Alpha Capital Anstalt converted 390 shares of Series B Convertible Preferred Stock into 1,300,000 shares of common stock.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Pursuant to the Merger, the Company will issue unregistered shares of Company common stock to the stockholders of AgEagle with respect to the Merger equal to 85% of the then issued and outstanding capital stock of the Company on a fully diluted basis.

The shares to be issued by the Company to the stockholders of AgEagle in the Merger and related transactions will be issued exempt from registration under Section 4(a)(2) of the Securities Act because the offer and sale of such securities does not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act and other applicable requirements will be met.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

 None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1***	Agreement and Plan of Merger and Reorganization, dated as of October 19, 2017, by and among EnerJex Resources, Inc., AgEagle Merger Sub, Inc., and AgEagle Aerial Systems, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 20, 2017, and incorporated herein by reference)
3.1	Certificate of Designation of Series C Preferred Stock as filed with the Secretary of State of Nevada on April 27, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)

10.1	Form of Additional Issuance Agreement among Enerjex Resources, Inc. and Alpha Capital Anstalt effective as of April 27, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)
10.2	Form of Services Agreement among EnerJex Resources, Inc., and Camber Energy, Inc. dated April 27, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2017, and incorporated herein by reference)
10.3	Second Amended and Restated Credit Agreement dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.4	Amended and Restated Note dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.5	Guaranty of Recourse Carveouts dated May 10, 2017, by and between the Registrant and Cortland Capital Market Services LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2017, and incorporated herein by reference)
10.6	$100,000 Secured Promissory Note dated July 14, 2017, by the Company in favor of Alpha Capital Anstalt (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2017, and incorporated herein by reference)
10.7	Voting Agreement, dated as of October 19, 2017, by and among EnerJex Resources, Inc. and a principal stockholder of AgEagle (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 20, 2017, and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of AgEagle Aerial Systems, Inc. for the years ended December 31, 2016 and 2015 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 20, 2017, and incorporated herein by reference)
99.2	Unaudited Financial Statements of AgEagle Aerial Systems, Inc. as of June 30, 2017 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 10, 2017, and incorporated herein by reference)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.
 (Registrant)

By:	/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017