Form 10-Q/A
period 2017-09-30
EnerJex Resources, Inc.
filed 2017-11-16
CIK 8504

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2017 was 12,323,463 shares (which number does not include an additional 2,971,428 shares which were requested for issuance pursuant to preferred stock conversion requests and the exercise of warrants which are not reflected in such number of outstanding shares).

EXPLANATORY NOTE

Enerjex Resources, Inc. (the “Registrant”) is filing this Amendment No. 1 to Form 10-Q (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 14, 2017, to (a) correct an error on the cover page; (b) update “Note 10 – Subsequent Events” of the Notes to Condensed Consolidated Financial Statements (Unaudited) which are included in “Part I Financial Statements” – “Item 1. Financial Statements” of the Form 10-Q to reference the conversion of certain shares of Series B Preferred Stock into common stock which occurred subsequent to September 30, 2017 and to update certain other disclosures in Note 10; and (c) to update “Part II Other Information” – “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” to reflect such conversion of Series B Preferred Stock and to update certain other disclosures under Item 2. The error on the cover page of the Form 10-Q related to the fact that such cover page of the Form 10-Q incorrectly stated that the number of shares of the Registrant’s Common Stock outstanding as of November 9, 2017 was 10,321,397 shares. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on November 13, 2017 was 12,323,463 (which number does not include an additional 2,971,428 shares which were requested for issuance pursuant to preferred stock conversion requests and the exercise of warrants which are not reflected in such number of outstanding shares).

In connection with the above, the cover page has been corrected; “Part I Financial Statements” – “Item 1. Financial Statements” in the attached has been corrected to include disclosure of the Series B Preferred Stock conversion; “Part II Other Information” – “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” has been updated to reflect such conversion of Series B Preferred Stock, “Part II Other Information” – “Item 6. Exhibits” in the attached has been updated to include new certifications by our principal executive officer and principal financial accounting officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to further include corrected XBRL information in connection with the change to “Note 10 – Subsequent Events”.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

Note 10 – Subsequent Events

See the subsequent events in “Note 2 – Going Concern”.

On October 20, 2017, Alpha Capital Anstalt converted 300.62 shares of Series B Preferred Stock into 1,002,066 shares of common stock of the Company.

On October 23, 2017, Alpha Capital Anstalt exercised warrants to purchase 1,000,000 shares of our common stock for an aggregate exercise price of $300,000 (or $0.30 per share), pursuant to the terms of such warrants, and was issued 1,000,000 shares of common stock on October 30, 2017.

In November 2017, Alpha Capital Anstalt requested to exercise warrants to purchase 771,428 shares of our common stock for an aggregate exercise price of $231,429 (or $0.30 per share) and to convert 660 shares of Series B Preferred Stock into 2,200,000 shares of common stock of the Company, which are not reflected in the 12,323,463 shares of outstanding shares of common stock at November 13, 2017.

We have reviewed all material events through the date of this report in accordance with ASC 855-10.

PART II—OTHER INFORMATION

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

On October 20, 2017, Alpha Capital Anstalt converted 300.62 shares of Series B Preferred Stock into 1,002,066 shares of common stock of the Company.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuance, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In November 2017, Alpha Capital Anstalt requested to exercise warrants to purchase 771,428 shares of our common stock for an aggregate exercise price of $231,429 (or $0.30 per share) and to convert 660 shares of Series B Preferred Stock into 2,200,000 shares of common stock of the Company, which are not reflected in the 12,323,463 shares of outstanding shares of common stock at November 13, 2017.

We plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for the exercises, since the exercises did not involve a public offering, the recipient was an “accredited investor”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. We plan to claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such conversions, as the securities will be exchanged by us with our existing security holder in a transaction where no commission or other remuneration will be paid or given directly or indirectly for soliciting such exchange.

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

Date: November 16, 2017

