Form 10-K
period 2017-12-31
EnerJex Resources, Inc.
filed 2018-03-23
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2017

Commission file number 000-30234

ENERJEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Broadway
Suite 425
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

(210) 451-5545
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange LLC

10% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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

☒    Yes           ☐   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes           ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,589,790 shares of common stock, $0.001 par value, outstanding on March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this document. The factors impacting these risks and uncertainties include, but are not limited to:

●	inability to attract and obtain additional development capital;
●	inability to achieve sufficient future sales levels or other operating results;
●	inability to efficiently manage our operations;
●	effect of our hedging strategies on our results of operations;
●	potential default under our secured obligations or material debt agreements;
●	estimated quantities and quality of oil and gas reserves;
●	declining local, national and worldwide economic conditions;
●	fluctuations in the price of oil and natural gas;
●	continued weather conditions that impact our abilities to efficiently manage our drilling and development activities;
●	the inability of management to effectively implement our strategies and business plans;
●	approval of certain parts of our operations by state regulators;
●	inability to hire or retain sufficient qualified operating field personnel;
●	increases in interest rates or our cost of borrowing;
●	deterioration in general or regional (Colorado, Western Nebraska, Eastern Kansas and South Texas) economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	the occurrence of natural disasters, unforeseen weather conditions, or other events or circumstances that could impact our operations or could impact the operations of companies or contractors we depend upon in our operations;
●	inability to acquire mineral leases at a favorable economic value that will allow us to expand our development efforts; and
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate.

All references in this report to “we,” “us,” “our,” “company” and “EnerJex” refer to EnerJex Resources, Inc. and our wholly-owned operating subsidiaries, EnerJex Kansas, Inc., Black Sable Energy, LLC, Working Interest, LLC, and Black Raven Energy, Inc., unless the context requires otherwise. We report our financial information on the basis of a December 31st fiscal year end. We have provided definitions for the oil and gas industry terms used in this report in the “Glossary” beginning on page 14 of this report.

Unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

PART I

ITEM 1. BUSINESS

Company History

We were formerly known as Millennium Plastics Corporation and were incorporated in the State of Nevada on March 31, 1999. We abandoned a prior business plan focusing on the development of biodegradable plastic materials. In August 2006, we acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After the merger, Midwest Energy became a wholly-owned subsidiary, and as a result of the merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. We changed our name to EnerJex Resources, Inc., in connection with the merger, and in November 2007 we changed the name of Midwest Energy (now our wholly-owned subsidiary) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of our current operations are conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Our leasehold interests are held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC (“Working Interest”) EnerJex Kansas and Black Raven.

Liquidity and Ability to Continue as a Going Concern

As discussed under “Item 9B — Other Information” the continued low oil and natural gas prices during 2016 and 2017 have had a significant adverse impact on our business, and, as a result of our financial condition, substantial doubt exists that we will be able to continue as a going concern.

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

At the effective time of the Merger (the “Effective Time”), the shares of AgEagle capital stock will be automatically converted into the right to receive 85% of the then issued and outstanding capital stock of the Company on a fully-diluted basis. In addition, at the Effective Time all outstanding options and warrants to purchase shares of AgEagle common stock will be assumed by the Company and converted into options and warrants to purchase shares of Company common stock. No fractional shares of Company common stock will be issued in the Merger but will be rounded to the nearest whole share. Following the consummation of the Merger, former stockholders of AgEagle with respect to the Merger are expected to own 85% of the Company’s outstanding common stock (inclusive of the AgEagle assumed stock options and warrants), and current common and Series A Preferred stockholders of the Company are expected to own 15% of the Company, excluding shares of common stock that may be issued in connection with the conversion of the Company’s Series B Preferred Stock and Series C Preferred Stock, and not including any additional shares which may be issued in connection with the Company’s closing obligation to provide up to $4 million in new working capital and the elimination of all liabilities currently on the Company’s balance sheet.

In connection with the Merger, the Company agreed to file a proxy statement seeking stockholder approval (which proxy was filed as part of the Form S-4 Registration Statement filed by the Company which has become effective to date) to: (a) amend the terms of its Series A Preferred Stock (as discussed below); (b) approve the issuance of the Company’s shares in connection with the Merger to the AgEagle shareholders and new investors, in excess of 19.9% of the Company’s total issued and outstanding shares of common stock; (c) approve the issuance of shares to current Company management and directors in lieu of deferred salary and fees, a majority of which will be held in escrow to secure the Company’s indemnity obligations under the Merger Agreement; and (d) change the name of the Company to “AgEagle Aerial Resources, Inc.”

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

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the stockholders of the Company and AgEagle (which Company shareholder approval has been received to date); (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the stockholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle stockholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of the Company and AgEagle to continue to conduct its respective business in the ordinary course, to provide reasonable access to each other’s information and to use reasonable best efforts to cooperate and coordinate to make any filings or submissions that are required to be made under any applicable laws or requested to be made by any government authority in connection with the Merger. The Merger Agreement also contains a customary “no solicitation” provision pursuant to which, or the completion or termination of the Merger, neither the Company nor AgEagle may solicit or engage in discussions with any third party regarding another acquisition proposal unless, in the Company’s case, it has received an unsolicited, bona fide written proposal that the recipient’s board of directors determines is or would reasonably be expected to result in a superior proposal. The Company has paid AgEagle a $50,000 non-refundable fee at the signing of the Merger Agreement. The Merger Agreement contains certain termination rights in favor of each of the Company and AgEagle.

In addition, the Merger Agreement contains provisions for indemnification in the event of any damages suffered by either party as a result of breaches of representations and warranties contained therein. The aggregate maximum indemnification obligation of any indemnifying party for damages with respect to breaches of representations and warranties set forth in the Merger Agreement shall not exceed, in the aggregate, $350,000, other than for fraud, intentional misrepresentation or willful breach. An indemnifying party shall satisfy its indemnification obligations with shares of the Company’s common stock equal to the aggregate amount of losses of the indemnified party, calculated based upon the greater of (i) the value of the Company common stock as of the closing of the Merger; and (ii) the average closing price of the Company’s common stock on the NYSE American for the five trading days immediately prior to the date such a claim is made. The Company has agreed to deposit an aggregate of 1,215,278 shares of common stock to be issued to current officers and directors of the Company in lieu of deferred salary and fees into escrow to secure its indemnification obligations, the issuance of such shares requiring the approval of the Company’s common stockholders.

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

The Merger Agreement provides either party the right to terminate the Merger if it has not been consummated by January 31, 2018, provided that if all of the conditions to closing shall have been satisfied or shall be capable of being satisfied at such time, the required closing date may be extended until March 31, 2018. On January 31, 2018, the Company extended the required closing date with AgEagle to March 31, 2018.

More information regarding AgEagle, its business operations, financial results and risk factors relating thereto, is described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on October 20, 2017.

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter with the Company to provide prior to or at the closing of the Merger, a minimum of $4 million in new equity capital at a pre-money valuation of between $16 million and $25 million (the “Private Placement”). Per the terms of this commitment letter, in the event any unaffiliated third parties of EnerJex participate in the Private Placement, Alpha’s obligations to fund the Private Placement shall be reduced by such aggregate gross dollar amount funded by such unaffiliated third parties. Alpha has also agreed to convert all notes they hold from the Company into equity at the closing of the Merger. For their funding commitment, Alpha will receive a fee equal to 2.5% of the Company’s outstanding common stock on a fully-diluted basis payable at the closing of the Merger. Alpha’s obligations to fund the Private Placement shall terminate on the earlier to occur of (i) the consummation of the Merger, and (ii) March 31, 2018. The Company further agreed that, at no time from the date hereof until the consummation of the Merger, shall it provide or disclose to Alpha any “material non-public information” regarding itself, without the prior consent of Alpha. The funding of the Private Placement is subject to standard conditions such as accuracy of representations and warranties provided in the Merger Agreement, and other similar conditions.

At a special meeting of shareholders held on March 21, 2018, the Company’s shareholders approved (a) the issuance of the Company’s common stock to the shareholders of AgEagle in connection with and pursuant to the terms of the Merger Agreement in accordance with NYSE American Rules 712 and 713; (b) an amendment to the Company’s Articles of Incorporation to amend the 10% Series A Cumulative Redeemable Perpetual Preferred Stock to: (i) allow the Company to pay all accrued but unpaid dividends up to September 30, 2017 in additional shares of Series A Preferred Stock based on the value of the liquidation preference thereof, (ii) eliminate the right of the Series A Preferred Stock holders to receive any dividends accruing after September 30, 2017, (iii) convert each share of Series A Preferred Stock into 10 shares of common stock (subject to adjustment for a reverse stock split (discussed below)), and (iv) increase the number of Series A Preferred shares by 241,599 shares; (c) an amendment to the Company’s Articles of Incorporation to change the name of the Company to “AgEagle Aerial Systems, Inc.”; (d) the adoption of the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”); (e) the issuance of 2,248,264 shares of common stock to current officers and directors in lieu of deferred salary and fees, a majority of which will be held in escrow to secure the Company’s obligations under the Merger Agreement; (f) the conversion of the Company’s Series C Convertible Preferred Stock into shares of common stock in order to comply with the listing rules of the NYSE American; (g) the conversion of the Company’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock into shares of common stock in order to comply with the listing rules of the NYSE American; (h) the issuance of shares of the Company’s common stock, conversion of the Company’s Series C Preferred Stock and conversion of $425,000 owed under five promissory notes held by, Alpha Capital Anstalt, of which $200,000 of the notes have previously been converted into Series C Preferred Stock as of the date of this filing, into shares of common stock in order to comply with the listing rules of the NYSE American.

The Plan provides for the grant of up to 2,000,000 shares of common stock (such number based on a post-reverse split amount) as awards which may include incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted shares, restricted shares, restricted stock units, performance stock, performance units, SARs, tandem stock appreciation rights, distribution equivalent rights, or any combination of the foregoing, to key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (however, solely Company employees or employees of the Company’s subsidiaries are eligible for incentive stock option awards).

Additionally, the Company plans to conduct a 1-for-25 reverse stock split of the Company’s outstanding common stock, which was approved by Company shareholders on April 27, 2017, prior to the closing of the Merger, which the Company anticipates occurring prior to March 31, 2018.

In addition, as discussed below under “Significant Developments in 2017” the Company’s lender sold our loan on May 10, 2017.

Significant Developments in 2017

The following briefly describes our most significant corporate developments occurring in 2017:

On February 10, 2017, the Company, Texas Capital Bank (“TCB”) and IberiaBank (collectively, “Sellers”), and PWCM Investment Company IC LLC, and certain financial institutions (collectively, “Buyers”) entered into a Loan Sale Agreement (“LSA”), pursuant to which Sellers sold to Buyers, and Buyers purchased from Sellers, all of Sellers’ right, title and interest in, to and under the October 2011 Amended and Restated Credit Agreement and related loan documents associated therewith, in exchange for (i) a cash payment of $5,000,000 (the “Cash Purchase Price”), (ii) a Synthetic Equity Interest equal to 10% of the proceeds, after Buyer’s realization of a 150% return on the Cash Purchase Price within five (5) years of the closing date of the sale, with payment being distributed 65.78947368% to TCB and 34.21052632% to IberiaBank, and (iii) at any time prior to February 10, 2022, Buyer may acquire the interest in clause (ii) above. In connection with the LSA, the Company released Sellers and its successors as holders of the rights under the Credit Agreement and Loan Documents, including Buyers, from any and all claims under the Credit Agreement and Loan Documents.

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

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon the Company paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017 (subject to the extensions described below).

The Company has extended the restated secured note to March 23, 2018. We have an option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

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

On April 27, 2017, the Company entered into a Services Agreement (“Service Agreement”) with Camber Energy, Inc., to perform certain outsourced interim services for $150,000 per month. Effective December 4, 2017, the Company and Camber Energy, Inc. (“Camber”), mutually agreed to terminate the agreement between the parties effective November 30, 2017.

On December 20, 2017, the Company entered into a Stock Purchase Agreement for the sale of 1,061,750 shares of its Series A 10% Preferred Stock (“Preferred Stock”). The Preferred Stock was sold to one investor at $0.612 per share or the aggregate of $649,791. The Company intends to use the proceeds from the sale of the Preferred Stock to satisfy certain closing conditions of the Merger.

On December 22, 2017, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment) with Pass Creek Resources, LLC (“Pass Creek”) and Cortland Capital Market Services, LLC (“Administration Agent”). The Company, Pass Creek, and Administrative Agent are parties to the Second Amended and Restated Credit Agreement dated May 10, 2017. The Maturity Date of the Loan has been extended to the earlier of (i) February 15, 2018 or April 30, 2018, if (a) the Company provides notice to the Administrative Agent of their intent to extend the maturity date and (b) no later than the first Business Day following delivery of such notice pay a $100,000 extension fee, or (ii) the merger of AgEagle Merger Sub, Inc., a wholly-owned subsidiary of the Company and AgEagle Aerial Systems, Inc. pursuant to the Agreement and Plan of Merger dated as of October 19, 2017. At the closing of the First Amendment, the Company paid Pass Creek a $65,000 extension fee and $7,500 to the Administrative Agent for additional fees. The Company also paid the Administrative Agent an additional $45,000 upon the filing of a definitive proxy statement by the Company with the Securities and Exchange Commission. The Company also agreed to borrow Improvement Advances in an amount not to exceed $300,000. The Company has extended the restated secured note to March 23, 2018. We have the option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

Our Business

Our principal strategy, other than completing the Merger as described above, is to acquire, develop, explore and produce domestic onshore oil and natural gas properties. Our business activities are currently focused in Kansas.

Our total net proved oil and gas reserves as of December 31, 2017 were 0.5 million barrels of oil equivalents (BOE), of which 100% was oil. Of the 0.5 million BOE of total proved reserves, approximately 14.7% are classified as proved developed producing and approximately 85.3% are classified as proved undeveloped.

The total PV10 (present value) of our proved reserves as of December 31, 2017 was approximately $1.5 million. “PV10” means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs after giving consideration of salvage value there were no material abandonment costs included in future development costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted future net cash flows, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 36, for a reconciliation to the comparable GAAP financial measure.

Except where noted, the discussion regarding our business in this Annual Report on Form 10-K is as of December 31, 2017.

Our Kansas Properties

The table below summarizes our current Kansas acreage by project name as of December 31, 2017.

Project Name	Developed Acreage (1)		Undeveloped Acreage		Total Acreage
	Gross	Net (2)	Gross	Net (2)	Gross	Net (2)
Mississippian Project	4,365	3,492	—	—	4,365	3,492
Other	584	146	—	—	584	146
Total	4,949	3,638	—	—	4,949	3,638

(1)	Developed acreage includes all acreage that was held by production as of December 31, 2017.

(2)	Net acreage is based on our net working interest as of December 31, 2017.

Mississippian Project

Our Mississippian Project is located in Woodson and Greenwood Counties in Southeast Kansas, where we own a 90% working interest in 4,949 gross acres. Approximately 73.5% of the gross leased acres in this project are currently held-by-production.

As of December 31, 2017, our Mississippian Project was producing approximately 100 gross barrels of oil per day from the Mississippian formation at a depth of approximately 1,700 feet.

Our Business Strategy

Since the execution of the merger agreement on October 19, 2017, our primary business strategy has focused on achieving the requirements necessary to consummate the merger. We continue to move forward with this strategy with an anticipated closing prior to March 31, 2018. Prior to our pending merger, our principal strategy focused on the development of oil and gas properties that have low production decline rates and offer drilling opportunities with low risk profiles. Our oil and gas operations are in Kansas. The principal elements of our business strategy were:

●	Develop Our Existing Properties. Creating production, cash flow, and reserve growth by developing our inventory of hundreds of drilling locations that we have identified on our existing properties.

●	Maximize Operational Control. We seek to operate and maintain a substantial working interest in the majority of our properties. We believe the ability to control our drilling inventory will provide us with the opportunity to more efficiently allocate capital, manage resources, control operating and development costs, and utilize our experience and knowledge of oil and gas field technologies.

●	Reduce Unit Costs Through Economies of Scale and Efficient Operations. As we increase our oil and gas production and develop our existing properties, we expect that our unit cost structure will benefit from economies of scale. In particular, we anticipate reducing unit costs by greater utilization of our existing infrastructure over a larger number of wells.

Our future financial results will continue to depend on:

●	the market price for oil, gas and natural gas liquids;

●	our ability to preserve sufficient working capital and maintain access to capital resources;

●	our ability to cost effectively manage our operations;

●	our ability to source and evaluate potential projects;

●	our ability to discover and exploit commercial quantities of oil and gas; and

●	our ability to implement development program.

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

In the event the merger is not consummated, our intent is to refocus on the development of oil and gas properties as set forth above.

Drilling Activity

During the years ended December 31, 2017 and 2016, we had no drilling activity.

Net Production, Average Sales Price and Average Production and Lifting Costs

The table below sets forth our net oil and gas production (net of all royalties, overriding royalties and production due to others) for the years ended December 31, 2017 and 2016, the average sales prices, average production costs and direct lifting costs per unit of production.

	Year ended December 31,
	2017	2016
Net Production
Crude oil (bbl)	31,834	58,123
Natural gas liquids (bbl)	75	530
Natural gas (mcf)	11,649	47,554

Average Sales Prices
Crude oil ($ per bbl)	41.04	40.75
Natural gas liquids ($ per bbl)	12.70	7.02
Natural gas (per $ mcf)	1.67	1.51

Average Production Cost (1) $ per BOE	39.26	43.79
Average Lifting Costs (2) $ per BOE	40.29	39.97

(1)	Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses (including price differentials) and all associated taxes. Impairment of oil and gas properties is not included in production costs.
(2)	Direct lifting costs do not include impairment expense or depreciation, depletion and amortization, but do include transportation costs, which are paid to our purchasers as a price differential.

Results of Oil and Gas Producing Activities

The following table shows the results of operations from our oil and gas producing activities from the years ended December 31, 2017 and 2016. Results of operations from these activities have been determined using historical revenues, production costs, depreciation, depletion and amortization of the capitalized costs subject to amortization. General and administrative expenses and interest expense have been excluded from this determination.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Production revenues	$1,329,004	$2,461,727
Production costs	(1,363,946)	(2,661,258)
Depreciation, depletion and amortization	(127,713)	(254,329)
Results of operations for producing activities	$(162,655)	$(453,860)

Active Wells

The following table sets forth the number of wells in which we owned a working interest that were actively producing oil and gas or actively injecting water as of December 31, 2017.

	Active
Project	Gross	Net (1)
Crude Oil
Mississippian Project	45	40.5
Other	3	2.7
Total Oil	48	43.2

(1)	Net wells are based on our net working interest as of December 31, 2017.

Reserves

Proved Reserves

The estimated total PV10 (present value) of our proved reserves as of December 31, 2017 was $1.5 million, compared to $3.4 million as of December 31, 2016. Our total net proved oil and gas reserves as of December 31, 2017 were 0.5 million BOE (100% oil), compared to 1.6 million BOE (64.1% natural gas) as of December 31, 2016. Of the 0.5 million net BOE of total proved reserves at December 31, 2017, approximately 14.7% are classified as proved developed producing and approximately 85.3% are classified as proved undeveloped. See “Glossary” on page 14 for our definition of PV10.

The estimated PV10 of the 0.5 million BOE is set forth in the following table. The PV10 is calculated using an average net oil price of $45.45 per barrel and by applying an annual discount rate of 10% to the forecasted future net cash flow.

Summary of Proved Oil and Gas Reserves

December 31, 2017

	Gross				Net
		Natural Gas		Oil		Natural Gas		Oil
Proved Reserves	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10 (2)
Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s (1)	(before tax)
Proved, Developed	94,100	—	—	94,100	66,810	—	—	66,810	511,740
Proved, Undeveloped	525,100	—	—	525,100	388,980	—	—	388,980	956,800
Total Proved	619,200	—	—	619,200	455,800	—	—	455,800	1,468,540

(1)	Net BOE is based upon our net revenue interest
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” page 34 for a reconciliation to the comparable GAAP financial measure.

Oil and Gas Reserves Reported to Other Agencies

We did not file any estimates of total proved net oil and gas reserves with, or include such information in reports to any federal authority or agency, other than the SEC, during the year ended December 31, 2017.

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

Sale of Oil and Gas

We do not intend to refine our oil production. We expect to sell all or most of our production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term and short-term sales contracts, some of which may have fixed price components. In 2017, we sold oil to ARM Energy Management LLC, Coffeyville Resources, Inc., and Sunoco Logistics, Inc. on a month-to-month basis (i.e., without a long-term contract). We sold our natural gas to United Energy Trading on a month-to-month basis and Western Operating Company under a long-term contract. Under current conditions, we should be able to find other purchasers, if needed. All of our produced oil is held in tank batteries. Each respective purchaser picks up the oil from our tank batteries and transports it by truck to refineries.

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

Production from oil fields can often be enhanced through the implementation of “secondary recovery”, also known as water flooding, which is a method in which water is injected into the reservoir through injector wells in order to maintain or increase reservoir pressure and push oil to the adjacent producing wellbores. We utilize water flooding as a secondary recovery technique for the majority of our oil properties in Kansas.

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

Our market is affected by many factors beyond our control, such as the availability of other domestic production, commodity prices, the proximity and capacity of oil and gas pipelines, and general fluctuations of global and domestic supply and demand. In 2017 we had month-to-month sales contracts with ARM Energy Management LLC, Coffeyville Resources, Inc., Sunoco Logistics, Inc., United Energy Trading and Western Operating Company and we do not anticipate difficulty in finding additional sales opportunities, as and when needed.

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

These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

●	limit or prohibit construction, drilling and other activities on certain lands; and

●	impose substantial liabilities for pollution resulting from its operations, or due to previous operations conducted on any leased lands.

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

Personnel

We currently have one full-time employee. We are using and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, and general and administrative functions. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

GLOSSARY

Term	Definition

Barrel (Bbl)	The standard unit of measurement of liquids in the petroleum industry, it contains 42 U.S. standard gallons. Abbreviated to “bbl”.

Basin	A depression in the crust of the Earth, caused by plate tectonic activity and subsidence, in which sediments accumulate. Sedimentary basins vary from bowl-shaped to elongated troughs. Basins can be bounded by faults. Rift basins are commonly symmetrical; basins along continental margins tend to be asymmetrical. If rich hydrocarbon source rocks occur in combination with appropriate depth and duration of burial, then a petroleum system can develop within the basin.

BOE	Abbreviation for a barrel of oil equivalent and is a term used to summarize the amount of energy that is equivalent to the amount of energy found in a barrel of crude oil. On a BTU basis 6,000 cubic feet of natural gas is the energy equivalent to one barrel of crude oil. A conversion ratio of 6:1 is used to convert natural gas measured in thousands of cubic feet into an equivalent barrel of oil.

BOPD	Abbreviation for barrels of oil per day, a common unit of measurement for volume of crude oil. The volume of a barrel is equivalent to 42 U.S. standard gallons.

Carried Working Interest	The owner of this type of working interest in the drilling of a well incurs no capital contribution requirement for drilling or completion costs associated with a well and, if specified in the particular contract, may not incur capital contribution requirements beyond the completion of the well.

Completion/Completing	The activities and methods of preparing a well for the production of oil and gas or for other purposes such as injection.

Development	The phase in which a proven oil or natural gas field is brought into production by drilling development wells.

Development Drilling	Wells drilled during the Development phase.

Division Order	A directive signed by all owners verifying to the purchaser or operator of a well the decimal interest of production owned by the royalty owner and other working interest owners. The Division Order generally includes the decimal interest, a legal description of the property, the operator’s name, and several legal agreements associated with the process. Completion of this step generally precedes placing the royalty owner or working interest owner on pay status to begin receiving revenue payments.

Drilling	Act of boring a hole through which oil and natural gas may be produced.

Dry Wells	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration	The phase of operations which covers the search for oil and gas generally in unproven or semi-proven territory.

Exploratory Drilling	Drilling of a relatively high percentage of properties which are unproven.

Farm Out	An arrangement whereby the owner of a lease assigns all or some portion of the lease or licenses to another company for undertaking exploration or development activity.

FERC	Federal Energy Regulatory Commission

Fixed Price Swap	A derivative instrument that exchanges or “swaps” the “floating” or daily price of a specified volume of oil or natural gas over a specified period, for a fixed price for the specified volume over the same period (typically three months or longer).

Gross Acre	The number of acres in which the Company owns any working interest.

Gross Producing Well	A well in which a working interest is owned and is producing oil or gas. The number of gross producing wells is the total number of wells producing oil or gas in which a working interest is owned.

Gross Well	A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Held-By-Production (HBP)	Refers to an oil and gas property under lease, in which the lease continues to be in force, because of production from the property.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then turned and drilled horizontally. Horizontal drilling allows the wellbore to follow the desired formation.

In-Fill Wells	In-fill wells refers to wells drilled between established producing wells; a drilling program to reduce the spacing between wells in order to increase production and recovery of in-place hydrocarbons.

Oil and Gas Lease	A legal instrument executed by a mineral owner granting the right to another to explore, drill, and produce subsurface oil and gas. An oil and gas lease embodies the legal rights, privileges and duties pertaining to the lessor and lessee.

Lifting Costs	The expenses of producing oil and gas from a well. Lifting costs are the operating costs of the wells including the gathering and separating equipment. Lifting costs do not include the costs of drilling and completing the wells or transporting the oil and gas.

MCF	An abbreviation for one thousand cubic feet of natural gas.

Net Acres	Determined by multiplying gross acres by the working interest that the Company owns in such acres.

Net Producing Wells	The number of producing wells multiplied by the working interest in such wells.

Net Revenue Interest	A share of production revenues after all royalties, overriding royalties and other non-operating interests have been taken out of production for a well(s).

Operator	A person, acting for itself, or as an agent for others, designated to conduct the operations on its or the joint interest owners’ behalf.

Overriding Royalty	Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

Probable Reserves	Probable reserves are additional reserves that are less certain to be recovered than proved reserves but which, together with Proved reserves, are as likely as not to be recovered.

Proved Developed Reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods. This definition of proved developed reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

Proved Developed Non-Producing	Proved developed reserves expected to be recovered from zones behind casings in existing wells or from future production increases resulting from the effects of water flood operations.

Proved Reserves	Proved reserves are estimated quantities of crude oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved Undeveloped Reserves	Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. This definition of proved undeveloped reserves has been abbreviated from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

PV10	PV10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV10 is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserves” on page 34 for a reconciliation to the comparable GAAP financial measure.

Reactivation	After the initial completion of a well, the action and techniques of reentering the well and redoing or repairing the original completion to restore the well’s productivity.

Recompletion	Completion of an existing well for production from one formation or reservoir to another formation or reservoir that exists behind casing of the same well.

Reservoir	The underground rock formation where oil and gas has accumulated. It consists of a porous rock to hold the oil and gas, and a cap rock that prevents its escape.

Secondary Recovery	The stage of hydrocarbon production during which an external fluid such as water or natural gas is injected into the reservoir through injection wells located in rock that has fluid communication with production wells. The purpose of secondary recovery is to maintain reservoir pressure and to displace hydrocarbons toward the wellbore. The most common secondary recovery techniques are natural gas injection and water flooding. Normally, natural gas is injected into the natural gas cap and water is injected into the production zone to sweep oil and gas from the reservoir. A pressure-maintenance program can begin during the primary recovery stage, but it is a form of enhanced recovery.

Stock Tank Barrel or STB	A stock tank barrel of oil and gas is the equivalent of 42 U.S. Gallons at 60 degrees Fahrenheit.

Undeveloped Acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

Unitize, Unitization	When owners of oil and gas reservoir pool their individual interests in return for an interest in the overall unit.

Water flood	The injection of water into an oil and gas reservoir to “push” additional oil and gas out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Water Injection Wells	A well in which fluids are injected rather than produced, the primary objective typically being to maintain or increase reservoir pressure, often pursuant to a water flood.

Water Supply Wells	A well in which fluids are being produced for use in a water injection well.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Working Interest	An interest in an oil and gas lease entitling the owner to receive a specified percentage of the proceeds of the sale of oil and gas production or a percentage of the production, but requiring the owner of the working interest to bear the cost to explore for, develop and produce such oil and gas.

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

For risk factors regarding AgEagle, its business operations and financial results, which will become our business operations and financial results following the consummation of the Merger, see the Current Report on Form 8-K filed by the Company with the SEC on October 20, 2017.

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

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the stockholders of the Company and AgEagle (which Company shareholder approval has been received to date); (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the stockholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle stockholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement.

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

The Merger Agreement provides either party the right to terminate the Merger if it has not been consummated by January 31, 2018, provided that if all of the conditions to closing shall have been satisfied or shall be capable of being satisfied at such time, the required closing date may be extended until March 31, 2018. On January 31, 2018, the Company extended the required closing date with AgEagle to March 31, 2018.

Should we not be able to close this transaction, our existing and future debt agreements become due and that will threaten our ability to continue as a going concern. The Company will seek to negotiate an extension of such indebtedness or may seek bankruptcy protection if this transaction is not approved by the shareholders.

In the event the Merger closes, it will cause immediate and substantial dilution to existing shareholders and a change of control of the Company.

As described above, we are party to a Merger Agreement with AgEagle relating to the acquisition by us of the outstanding securities of AgEagle.  We anticipate the consideration exchanged with AgEagle for the securities of AgEagle will be 85% of our total outstanding securities on a fully-diluted basis.  Additionally, we anticipate issuing other securities in connection with the Merger, including, but not limited to, in order to raise funding in connection therewith. As such, in the event the contemplated transaction closes, the issuance of the common stock consideration to AgEagle and to other parties will result in immediate and substantial dilution to the interests of our then shareholders and result in a change of control of the Company.

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

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the shareholders of the Company and AgEagle (which Company shareholder approval has been received to date); (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the shareholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle shareholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 31, 2018, either we or AgEagle may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, we or AgEagle may elect to terminate the Merger Agreement in certain other circumstances.

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

Uncertainty about the effect of the Merger on our partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the Merger is completed or terminated without the consent of AgEagle. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

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

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. As described below, the NYSE American has previously provided us a deficiency letter due to our common stock trading below $0.20 per share.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

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

On November 20, 2017, the Company filed a plan of compliance with the proposed steps the Company will take to regain compliance with all applicable criteria for listing on the NYSE American and in particular Section 1003(a)(i). The plan was based in significant part upon the Merger and the associated financing.

On December 22, 2017, the Company was notified by the NYSE American that NYSE Regulation had accepted the Company’s plan to regain compliance with the NYSE American’s continued listing standards of the Company Guide by April 17, 2019, subject to periodic review by the NYSE American for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by April 17, 2019, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

Additionally, on February 28, 2018, the Company received notification (the “Deficiency Letter”) from the NYSE American that the Company’s shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until August 28, 2018. The Company’s common stock will continue to be listed on the NYSE American while it attempts to regain compliance with the Listing Standards, subject to the Company’s compliance with other continued listing requirements, as described above. The Deficiency Letter does not affect the Company’s business operations or its Securities and Exchange Commission reporting requirements.

At the present time, the Company has obtained shareholder approval to effectuate a reverse stock split at a ratio of between one-for-two and one-for-twenty five with such ratio to be determined at the sole discretion of the Board of the Directors of the Company. The Company’s Board of Directors is currently assessing which ratio would best serve the Company’s stockholders while allowing the Company to remain compliant with the NYSE American continued listing requirements.

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

While our bank sold its rights under our credit facility to the successor lender, and the successor lender has agreed to a transaction in which we can contribute certain of our assets, our shares in Oakridge Energy, and reduce our loan amount from $17,925,000 to a restated note in the original principal amount of $4,500,000, subject to a $1,200,000 discount provided that we repay the successor lender $3,300,000 prior to the original maturity date of November 1, 2017, which has been extended to March 23, 2018 and can be extended to April 30, 2018. In exchange we can retain our Kansas oil and gas assets. Unless and until this transaction closes (which is dependent on the approval of our stockholders), we will remain in default on our obligations, and the successor lender may enforce its rights as secured parties and we will likely lose all of our Kansas assets and may be forced to liquidate the Company.

We are unable to fulfill our obligations under our credit facility which is adversely affecting our business.

As of December 31, 2017, we had total indebtedness of $4,457,347 under the credit facility. Our substantial indebtedness, and the related interest expense, could have important consequences to us, including:

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

The credit facility also contains various affirmative covenants with which we are required to comply. At December 31, 2017, we were not in compliance with certain covenants. The Company has extended the restated secured note to March 23, 2018 and has an option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

Our 2017 oil and gas reserve report shows a material decline in our estimated reserves, which will have adverse implications to our business.

Our 2017 oil and gas reserve report shows a material decline in our estimated reserves. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. For example, estimates of quantities of proved reserves and their PV10 value are affected by changes in crude oil and gas prices, because estimates are based on prevailing prices at the time of their determination. Further, reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depreciation, depletion and amortization (DD&A) in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2017, no impairment charges were recorded.

Future conditions might require us to make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and indefinite-lived intangible assets for impairment at least annually on December 31 of each year, or when events or changes in the business environment indicate that the carrying value of a reporting unit may exceed its fair value. If conditions in any of the businesses in which we compete were to deteriorate, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Any such significant write-offs would adversely affect our balance sheet and results of operations.

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

 The threat and impact of terrorist attacks, cyber attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber attack or electronic security breach, or an act of war.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

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

Approximately 85.3% of our total proved reserves as of December 31, 2017 consist of undeveloped reserves, and those reserves may not ultimately be developed or produced.

Our estimated total proved PV10 (present value) before tax of reserves as of December 31, 2017 was $1.5 million, versus $3.4 million as of December 31, 2016.  Of the 0.5 million BOE of total proved reserves, approximately 14.7% are classified as proved developed producing and approximately 85.3% are classified as proved undeveloped.

Assuming we can obtain adequate capital resources, we plan to develop and produce all of our proved reserves, but ultimately some of these reserves may not be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be produced in the time periods we have planned, at the costs we have budgeted, or at all. For further information please see the disclosures in “Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)” to the Financial Statements included herein.

Because we face uncertainties in estimating proved recoverable reserves, you should not place undue reliance on such reserve information.

Our reserve estimates and the future net cash flows attributable to those reserves at December 31, 2017 were prepared by Cobb & Associates, Inc., an independent petroleum consultant.  There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of these independent consultants and engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that can be economically extracted, which cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data, assumptions regarding future oil and gas prices, expenditures for future development and exploitation activities, and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the assumptions and estimates in our reserve reports. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this report were prepared by Cobb & Associates, Inc. in accordance with rules of the Securities and Exchange Commission, or SEC, and are not intended to represent the fair market value of such reserves.

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

We currently only lease and operate oil and gas properties located in Kansas. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these properties caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or other events which impact this area.

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

We are not the operator and we have limited control over the activities on those properties.

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

A significant portion of our current operations are located in or near established fields in Kansas. As a result, many of our leases are in, or directly offset, areas that have produced large quantities of oil and gas to date.  As such, our reserves may be negatively impacted by offsetting wells or previously drilled wells, which could significantly harm our business.

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

Risks Associated with our Stock

We have ceased paying dividends on our Series A preferred stock, causing the trading price of the preferred stock to dramatically decline

On November 4, 2015, we announced that we would not be declaring the monthly dividend for the month of November 2015 on our 10.00% Series A Cumulative Redeemable Perpetual Preferred Stock in order to preserve our cash resources. We have not declared the monthly dividend since. The failure to declare and pay monthly dividends on our preferred stock caused its trading price to decline substantially.

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

Although our common stock is traded on the NYSE American and our Series A preferred stock is traded on the OTC PINK, daily trading volumes are small making it difficult for investors to sell their shares.

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

Our amended and restated articles of incorporation authorize our board of directors to issue preferred stock and common stock without stockholder approval. The election by our board of directors to issue Series A preferred stock, and any future election to issue more preferred stock, could make it more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us. Furthermore, Nevada’s “Combination with Interested Stockholders’ Statute” and its “Control Share Acquisition Statute” may have the effect in the future of delaying or making it more difficult to effect a change in control of us.

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

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock or warrants to purchase shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, subject to the requirements of the NYSE American (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

Additional Risks and Uncertainties

We are an oil and gas acquisition, exploration and development company. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Facilities

Executive offices are maintained at 4040 Broadway, Suite 425, San Antonio, Texas 78209 under a month-to-month agreement.

Oil and Gas Properties

Information regarding the Company’s oil and gas properties can be found in “Item 1. Business”, above and under “Note 14 - Supplemental Oil and Gas Reserve Information (Unaudited)” to the Financial Statements included herein.

ITEM 3. LEGAL PROCEEDINGS.

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

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. During the first quarter of 2018, the Company settled this dispute for $9,000.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock trades on the NYSE American under the symbol “ENRJ.” The following table lists the quotations for the high and low sales prices of our common stock for each quarter during the years ended December 31, 2016 and December 31, 2017. The market price of our common stock has been volatile. For an additional discussion, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$0.59	$0.17
Quarter ended June 30, 2016	$0.49	$0.22
Quarter ended September 30, 2016	$0.83	$0.26
Quarter ended December 31, 2016	$0.46	$0.24
Year Ended December 31, 2017
Quarter ended March 31, 2017	$0.81	$0.26
Quarter ended June 30, 2017	$1.15	$0.21
Quarter ended September 30, 2017	$0.46	$0.26
Quarter ended December 31, 2017	$0.85	$0.20

Holders

As of March 15, 2018, there were 333 holders of record of our common stock, 8 holders of record of our Series A preferred stock, and one holder of both our Series B preferred stock and Series C preferred stock.

Dividends

We have never paid or declared any cash dividends on our common stock. Through October 2015, we paid a monthly dividend of $.20833 per share or $2.50 in aggregate annual dividends per share on the Company’s non-convertible 10.0% Series A Cumulative Redeemable Perpetual Preferred Stock. On November 4, 2015, the Company suspended the monthly dividend for the month of November 2015 on its 10.00% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) in order to preserve its cash resources. Payment of future dividends on the Series A Preferred Stock will be determined by the Company’s Board of Directors.

Under the terms of the Series A Preferred Stock, any unpaid dividends, will accumulate. If the Company does not pay dividends on its Series A Preferred Stock for six monthly periods (whether consecutive or non-consecutive), the dividend rate will increase to a maximum rate of 15.0% per annum and the holders of the Series A Preferred Stock will have the right, at the next meeting of stockholders, to elect two directors to serve on the Company’s Board of Directors along with other members of the Board, until all accumulated accrued and unpaid dividends are paid in full. During 2017, cash dividends were not paid and the dividends accumulated at 15.0% per annum.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of the fiscal year ended December 31, 2017 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Number of shares
	Number		remaining available for
	of shares to be issued		future issuance under
	upon exercise of	Weighted-average	equity compensation
	outstanding options,	exercise price of	plans (excluding shares
	warrants and rights	outstanding options,	reflected in column (a)
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by stockholders	15,332	$7.63	700,158

Recent Sales of Unregistered Securities

Except as discussed below, the Company has not issued, sold or granted any unregistered securities since September 30, 2017, other than those issuances, sales and grants which have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On July 14, 2017, July 28, 2017 and August 30, 2017, the Company entered into Secured Promissory Notes totaling $225,000 with Alpha Capital Anstalt, which have a maturity date of June 30, 2018, and accrue interest at a rate of 8% per annum. The amount due under the notes is secured by a security interest, subordinate to certain other security interests of the Company, in substantially all of the Company's assets. The amount due under the notes is convertible into shares of the Company's common stock, at the option of Alpha Capital Anstalt, on identical terms as the outstanding Series C Convertible Preferred Stock (i.e., an initial conversion price of $0.30 per share, a 9.9% ownership limitation and certain anti-dilution rights, which currently result in a conversion price of $0.0612 per share). As of December 31, 2017, the principal balance of $225,000 remained due.

As previously reported, on April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of the Company's then newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of December 31, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the year ended December 31, 2017, the Company had received $200,000 from Alpha Capital Anstalt to purchase an additional 200 shares of Series C Convertible Preferred Stock, which shares had not been issued as of December 31, 2017, and which are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet as of December 31, 2017, in the aggregate amount of $200,000.

On February 13, 2018, the Company issued Alpha Capital Anstalt the 200,000 shares of Series C Convertible Preferred Stock which it was due pursuant to the terms of the April 27, 2017, Additional Issuance Agreement, in consideration for the $200,000 paid during the year ended December 31, 2017.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transactions did not involve a public offering, the recipient was an “accredited investor”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom and are further subject to the terms of the escrow agreement. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Subsequent to December 31, 2017, Alpha Capital Anstalt converted (a) 343.671 shares of Series B Convertible Preferred Stock into 5,610,955 shares of common stock; and (b) 103.142 shares of Series C Convertible Preferred Stock into 1,683,944 shares of common stock, pursuant to the terms of such securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1 Business” and “Item 2. Properties” and “Item 8. Financial Statements and Supplementary Data”. This section includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements such as “will”, “believe,” “are projected to be” and similar expressions are statements regarding future events or our future performance, and include statements regarding projected operating results. These forward-looking statements are based on current expectations, beliefs, intentions, strategies, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. These risks include, but are not limited to: our ability to deploy capital in a manner that maximizes stockholder value; the ability to identify suitable acquisition candidates or business and investments opportunities; the ability to reduce our operating costs; general economic conditions and our expected liquidity in future periods. These forward-looking statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Since the execution of the merger agreement on October 19, 2017, our primary business strategy has focused on achieving the requirements necessary to consummate the merger. We continue to move forward with this strategy with an anticipated closing prior to March 31, 2018. In the event the merger is not consummated, our intent is to refocus on the development of oil and gas properties. Our business activities are currently focused in Kansas.

Results of Operations

The following table presents selected information regarding our operating results from continuing operations.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016	Difference
Oil & gas revenues (1)
Crude oil revenues	$1,309,496	$2,390,024	$(1,080,528)
Average price per Bbl	41.04	40.75	0.29
Natural gas revenues	19,509	71,703	(52,194)
Average price per Mcf	1.67	1.51	0.16
Expenses:
Lease operating expenses (2)	1,363,946	2,661,258	(1,297,312)
Depreciation, depletion and amortization (3)	239,776	254,329	(14,553)
Impairment of oil and gas properties	—	8,032,670	(8,032,670)
Total production expenses	1,603,722	10,948,257	(9,344,535)
Professional fees (4)	1,390,512	310,471	1,080,041
Salaries (5)	350,863	1,723,789	(1,372,926)
Depreciation - other fixed assets	106,421	159,638	(53,217)
Administrative expenses (6)	545,267	458,375	86,892
Total expenses	$3,996,785	$13,600,530	$(9,603,745)

(1) 2017 crude oil revenues decreased $1.1 million or 45% to 1.3 million from $2.4 million in fiscal 2016.  This decrease was due to the decline in production. Realized oil prices increased $0.29 or 1% during 2017 from an average of $40.75 per bbl in 2016 to an average of $41.04 per bbl in 2017. Increasing prices offset the drop in crude oil revenues by approximately $17,000. A decrease in production volumes in 2017 accounted for substantially all of the $1.1 million decrease in revenues. Volumes decreased by approximately 26,700 bbls or 46% to 31,909 bbls in 2017 compared to production of 58,653 bbls in 2016.  2017 natural gas revenues decreased approximately $52,000 or 73% to $19,500 from $71,700 in 2016. The decrease was due to lower production in 2016. Natural gas prices increased $0.17 per mcf or 11% from an average price of $1.51 in 2016 to an average price of $1.67 in 2017. This increase in prices offset the decrease in revenue by $8,000. A decrease in production volumes accounted for $60,000 of the $52,000 decrease in revenues. Natural gas volumes decreased approximately 35,900 mcf or 76% in 2017 from 47,600 mcf in 2016 to 11,600 mcf in 2017.

(2) 2017 lease operating expenses decreased $1.3 million or 49% to $1.4 million from $2.7 million in 2016. However, lease operating expenses per boe increased 1% or $0.32 to $40.29 in 2017 from $39.97 per boe in 2016.

(3) Depletion expense per boe increased 85% or $3.26 per boe from $3.82 per boe in 2016 to $7.08 per boe in 2017. During 2017, depletion expense decreased approximately $14,000 to approximately $240,000 from $254,000 in 2016.

(4) Professional fees increased 348% or approximately $1.1 million from approximately $310,500 in 2016 to approximately $1,390,512 in 2017. The use of consultants, to replace the reduction in employees, accounted for $765,000 of this increase. In addition, legal fees increased by $309,000.

(5) Salaries decreased 80% or approximately $1.4 million. The decrease was due primarily to decreased head counts following the LSA transaction.

(6) Administrative expenses increased approximately $87,000 or 19%. The increase was due primarily to increased spending on SEC matters of $104,000.

Reserves

	Year Ended	Year Ended
	December 31,	December 31,
Proved Reserves	2017	2016
Total proved PV10 (present value) of reserves	$1,468,540	$3,437,030
Total proved reserves (BOE)	$455,790	$1,587,690
Average Price (per bbl)	$51.34	$37.36
Average Price (per mcf)	$2.97	$1.65

Of the 0.5 million BOE of total proved reserves, approximately 14.7% are classified as proved developed producing and approximately 85.3% are classified as proved undeveloped.

The following table presents summary information regarding our estimated net proved reserves as of December 31, 2017. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the SEC, and, except as otherwise indicated, give no effect to federal or state income taxes. The estimates of net proved reserves are based on the reserve reports prepared by Cobb & Associates Inc., our independent petroleum consultants. For additional information regarding our reserves, please see Note 14 to our audited financial statements for the fiscal year ended December 31, 2017.

Summary of Proved Oil and Gas Reserves

December 31, 2017

	Gross				Net
		Natural Gas		Oil		Natural Gas		Oil
Proved Reserves	Crude Oil	Liquids	Natural Gas	Equivalents	Crude Oil	Liquids	Natural Gas	Equivalents	PV 10 (1)
Category	BBL’s	BBL’s	MCF’s	BOE’s	BBL’s	BBL’s	MCF’s	BOE’s	(before tax)
Proved, Developed	94,100	—	—	94,100	66,810	—	—	66,810	511,740
Proved, Undeveloped	525,100	—	—	525,100	388,980	—	—	388,980	956,800
Total Proved	619,200	—	—	619,200	455,800	—	—	455,800	1,468,540

In 2017 the Company invested approximately $4,600 in its oil and gas properties. These reduced expenditures were in response to extremely low commodity prices. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their initial recording as a proved undeveloped reserve. In addition, it believes it has the financial wherewithal to develop all of its proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, to borrow funds as needed and it has the ability to joint venture any of its assets.

(1)	The following table shows our reconciliation of our PV10 to our standardized measure of discounted future net cash flows (the most direct comparable measure calculated and presented in accordance with GAAP). PV10 is our estimate of the present value of future net revenues from estimated proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their “present value.” We believe PV10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of the non-GAAP financial measure of PV10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV10 on the same basis. PV10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.
	As of December 31,	As of December 31,
	2017	2016
PV10 (before tax)	$1,468,540	$3,437,030
Future income taxes, net of 10% discount	$—	$—
Standardized measure of discounted future net cash flows	$1,468,540	$3,437,030

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

In conjunction with the anticipated merger, the Company will satisfy its long-term indebtedness with the sale of its assets to the existing lender and anticipates having sufficient liquidity post-merger to satisfy its other liabilities.

The following table summarizes total current assets, total current liabilities and working capital at the year ended December 31, 2017 compared to the year ended December 31, 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	Difference
Current Assets	$1,045,383	$1,678,967	$(633,584)
Current Liabilities	$6,129,671	$19,754,406	$(13,624,789)
Working Capital (deficit)	$(5,084,288)	$(18,075,439)	$12,991,151

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement. The Fifth Amendment reflects the following changes: it (i) expanded the principal commitment amount of the Bank to $100,000,000; (ii) increased the Borrowing Base to $38,000,000; (iii) added Black Raven Energy, Inc. to the Credit Agreement as a borrower party; (iv) added certain collateral and security interests in favor of the Bank; and (v) reduced the interest rate to 3.30%.

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

On April 29, 2015, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement. In the Ninth Amendment, the Bank (i) re-determined the Borrowing Base based upon the Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

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

On August 12, 2015, we entered into a Tenth Amendment to the Amended and Restated Credit Agreement. The Tenth Amendment reflects the following changes: (i) allow the Company to sell certain oil assets in Kansas, (ii) allow for approximately $1,300,000 of the proceeds from the sale to be reinvested in Company owned oil and gas projects and (iii) apply not less than $1,500,000 from the proceeds of the sale to outstanding loan balances.

On November 13, 2015, the Company entered into a Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspended certain hedging requirements, and (iii) made certain other amendments to the Credit Agreement.

On April 1, 2016, the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016 and May 2, 2016. On April 7, 2016, the Company entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period was to be used by the Company to pursue strategic alternatives.

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

b.	conveyed all of our shares of Oakridge Energy, Inc. (together (a) and (b), the “conveyed oil and gas assets”); and

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

The restated secured note:

a.	is secured by a first-priority lien in the Company’s oil and gas producing assets situated in the State of Kansas,

b.	evidences accrued interest on the $4,500,000 principal balance at a rate of 16% per annum,

c.	bears interest from and after May 1, 2017, at a rate of 16.0% per annum,

d.	is pre-payable in full at a discount at any time during the term of the restated secured note upon the Company paying $3,300,000 to successor lender, and

e.	matures and is due and payable in full on November 1, 2017 (which date has been extended as discussed below).

The Company has extended the restated secured note to March 23, 2018. We have an option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

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

On December 22, 2017, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment) with Pass Creek Resources, LLC (“Pass Creek”) and Cortland Capital Market Services, LLC (“Administration Agent”). The Company, Pass Creek, and Administrative Agent are parties to the Second Amended and Restated Credit Agreement dated May 10, 2017. The Maturity Date of the Loan has been extended to the earlier of (i) February 15, 2018 or April 30, 2018, if (a) the Company provide notice to the Administrative Agent of their intent to extend the maturity date and (b) no later than the first Business Day following delivery of such notice pay a $100,000 extension fee, or (ii) the merger of AgEagle Merger Sub, Inc., a wholly-owned subsidiary of the Company and AgEagle Aerial Systems, Inc. pursuant to the Agreement and Plan of Merger dated as of October 19, 2017. At the closing of First Amendment, Company paid Pass Creek a $65,000 extension fee and $7,500 to the Administrative Agent for additional fees. The Company also paid the Administrative Agent an additional $45,000 upon the filing of a definitive proxy statement by the Company with the Securities and Exchange Commission. The Company also agreed to borrow Improvement Advances in an amount not to exceed $300,000. The Company has extended the restated secured note to March 23, 2018 and has the option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

As of December 31, 2017, the principal balance of $4,457,347 along with accrued interest of $479,452 remained due under the Amended and Restated Credit Agreement. At December 31, 2017, the Company was not in compliance with certain covenants, and the loan may be called due by Pass Creek.

As of December 31, 2017, the principal balance of $80,805 along with accrued interest of $9,616 remained due under the promissory note with Pass Creek Resources LLC.

On July 14, 2017, July 28, 2017 and August 30, 2017, the Company entered into Secured Promissory Notes totaling $225,000 with Alpha Capital Anstalt, which have a maturity date of June 30, 2018, and accrue interest at a rate of 8% per annum. The amount due under the notes is secured by a security interest, subordinate to certain other security interests of the Company, in substantially all of the Company's assets. The amount due under the notes is convertible into shares of the Company's common stock, at the option of Alpha Capital Anstalt, on identical terms as the outstanding Series C Convertible Preferred Stock (i.e., an initial conversion price of $0.30 per share, a 9.9% ownership limitation and certain anti-dilution rights, which currently result in a conversion price of $0.0612 per share). As of December 31, 2017, the principal balance of $225,000 remained due.

Satisfaction of our cash obligations for the next 12 months

In conjunction with the anticipated merger, the Company will satisfy its long-term indebtedness with the sale of its assets to the existing lender and anticipates having sufficient liquidity post-merger to satisfy its other liabilities.

Summary of product research and development that we will perform for the term of our plan

We do not anticipate performing any significant product research and development under our plan of operation.

Expected purchase or sale of any significant equipment

In the event the merger is not consummated, we anticipate that we will purchase the necessary production and field service equipment required to produce oil and gas during our normal course of operations over the next 12 months.

Significant changes in the number of employees

We currently have one full-time employee. We use and will continue to use independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, and general and administrative functions. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2016, impairment charges of $8,032,670 were recorded. For the year ended December 31, 2017, no impairment charges were recorded.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

 ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer, Louis G. Schott, and our Interim Chief Financial Officer, Robert Schleizer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, Mr. Schott and Mr. Schleizer concluded that our disclosure controls and procedures are not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Such conclusion reflects the termination of our financial reporting staff during 2017. Until we are able to remedy these weaknesses, we are relying on third party consultants to assist with financial reporting.

Changes in Internal Control over Financial Reporting

Effective August 17, 2017, Robert Schleizer was appointed as Interim Chief Financial Officer and principal accounting/financial officer of the Company. He replaced Douglas M. Wright who resigned to pursue other business opportunities.

Other than the above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2018 Annual Stockholder Meeting of Stockholders filed 120 days after December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

99.	Financial Statements

2. Financial Statement Schedules

None.

3. Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. filed on August 16, 2006. (incorporated by reference to Exhibit 2.3 to Form 8-K filed on August 16, 2006)
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013)
2.3	Agreement and Plan of Merger and Reorganization, dated as of October 19, 2017, by and among EnerJex Resources, Inc., AgEagle Merger Sub, Inc., and AgEagle Aerial Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 20, 2017).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
3.7	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2018)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)

4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated EnerJex Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)

10.6	Joint Development Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between EnerJex Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).
10.20	Exchange Agreement between EnerJex Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015 (incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 3, 2016).

10.29	Third Amendment to Forbearance Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2016.
10.30	Letter Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. and Adena, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 14, 2017).
10.31	Loan Sale Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, EnerJex Resources, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc., and Adena, LLC (incorporated by reference to Exhibit 10.2 on Form 8-K filed February 14, 2017).
10.32	Consulting Agreement dated February 10, 2017, by and between Registrant and Douglas Wright (incorporated by reference to Exhibit 10.3 on Form 8-K filed February 14, 2017).
10.33	Employment Agreement dated February 10, 2017, by and between Registrant and Louis G. Schott (incorporated by reference to Exhibit 10.4 on Form 8-K filed February 14, 2017).
10.34	Separation and General Release Agreement dated February 10, 2017, by and between Registrant and Robert G. Watson, Jr. (incorporated by reference to Exhibit 10.34 on Form 10-K filed March 31, 2017).
10.35	Form of Additional Issuance Agreement among Enerjex Resources, Inc. and Alpha Capital Anstalt effective as of April 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017).
10.36	Form of Services Agreement among EnerJex Resources, Inc., and Camber Energy, Inc. dated April 27, 2017 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2017).
10.37	Second Amended and Restated Credit Agreement dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2017).
10.38	Amended and Restated Note dated May 10, 2017, by and among the Registrant, EnerJex Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2017).
10.39	Guaranty of Recourse Carveouts dated May 10, 2017, by and between the Registrant and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2017).
10.40	Secured Promissory Note dated July 14, 2017, by Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2017).
10.41	Voting Agreement, dated as of October 19, 2017, by and among EnerJex Resources, Inc. and a principal stockholder of AgEagle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 20, 2017).
10.42	Private Placement Commitment Letter Agreement dated November 21, 2017 by and among the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.41 to the Form S-4 Registration Statement filed with the SEC on November 22, 2017).
10.43	Private Placement Agreement dated as of November 21, 2017, by and among EnerJex Resources, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2017).
10.44	Stock Purchase Agreement dated as of December 20, 2017, by and between EnerJex Resources, Inc. and the Purchaser thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2017).
10.45	First Amendment to Second Amended and Restated Credit Agreement dated December 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 29, 2017).
10.46	Second Amended and Restated Note December 22, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 29, 2017).
10.47	Letter Agreement dated January 31, 2018 from EnerJex Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2018).
21.1	Subsidiaries*
23.1	Consent of Cobb & Associates, Inc.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Cobb & Associates Letter Report dated*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERJEX RESOURCES, INC.

By:	/s/ Louis G. Schott
Louis G. Schott Interim Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis G. Schott	Interim Chief Executive Officer,	March 23, 2018
Louis G. Schott	(Principal Executive Officer), Secretary

/s/ Robert Schleizer	Interim Chief Financial Officer	March 23, 2018
Robert Schleizer	(Principal Financial/Accounting Officer)

/s/ Ryan A. Lowe	Director	March 23, 2018
Ryan A. Lowe

/s/ Lance W. Helfert	Director	March 23, 2018
Lance Helfert

/s/ James G. Miller	Director	March 23, 2018
James G. Miller

/s/ Richard E. Menchaca	Director	March 23, 2018
Richard E. Menchaca

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

EnerJex Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnerJex Resources, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

//s// RBSM, LLP

New York, New York

March 23, 2018

We have served as the Company’s auditor since 2014

New York | Washington, DC | California | Nevada

China | India | Greece

Member ANTEA INTERNATIONAL with offices worldwide

EnerJex Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Current Assets:
Cash unrestricted	$677,936	$128,035
Restricted cash	—	50,000
Accounts receivable	143,799	600,255
Derivative receivable	—	10,570
Inventory	—	185,733
Marketable securities	—	210,990
Deposits and prepaid expenses	223,648	493,384
Total current assets	1,045,383	1,678,967

Non-current assets:
Fixed assets, net of accumulated depreciation of $618,661 and $1,817,711	178,115	2,077,055
Oil & gas properties using full cost accounting, net of accumulated DD&A of $8,597,539 and $15,189,716	1,411,225	3,437,030
Other non-current assets	—	798,809
Total non-current assets	1,589,340	6,312,894
Total assets	$2,634,723	$7,991,861

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$217,941	$294,241
Accrued liabilities	1,034,827	1,535,165
Current portion of long term debt	4,876,903	17,925,000
Total current liabilities	6,129,671	19,754,406

Non-Current Liabilities:
Asset retirement obligation	1,611,845	3,314,191
Other long-term liabilities	6,919,579	3,401,149
Total non-current liabilities	8,531,424	6,715,340
Total liabilities	14,661,095	26,469,746

Commitments and Contingencies

Stockholders’ (Deficit):
10% Series A Cumulative Redeemable Perpetual Preferred Stock, $.001 par value, 25,000,000 shares authorized, 1,999,998 and 938,248 shares issued and outstanding, respectively	2,000	938
Series B Convertible Preferred stock, $.001 par value, 1,764 shares authorized, 352 and 1,764 issued and outstanding, respectively	1	2
Series C Convertible Preferred stock, $.001 par value, 500 shares authorized, 300 and 0 issued and outstanding, respectively	1	—
Series C Convertible Preferred stock issuable	200,000	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 16,294,891 and 8,423,936 shares issued and outstanding, respectively	16,295	8,424
Paid in capital	74,185,091	69,090,613
Accumulated deficit	(86,429,760)	(87,577,862)
Total stockholders’ (deficit)	(12,026,372)	(18,477,885)
Total liabilities and stockholders’ (deficit)	$2,634,723	$7,991,861

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Crude oil revenues	$1,309,496	$2,390,024
Natural gas revenues	19,509	71,703
Total revenues	1,329,005	2,461,727

Expenses:
Direct operating costs	1,363,946	2,661,258
Depreciation, depletion and amortization	346,197	413,967
Impairment of oil and gas assets	—	8,032,670
Professional fees	1,390,512	310,471
Salaries	350,863	1,723,789
Administrative expense	545,267	458,375
Total expenses	3,996,785	13,600,530
Loss from operations	(2,667,780)	(11,138,803)

Other income (expense):
Interest expense	(1,250,191)	(1,911,906)
Gain on loan sale agreement	11,500,124	—
(Loss) on mark to market of derivative contracts	—	(2,531,401)
Other income	692,879	2,406,340
Total other income (expense)	10,942,812	(2,036,967)
Income (loss) before provision for income taxes	8,275,032	(13,175,770)
Provision for income taxes	—	—

Net income (loss)	$8,275,032	$(13,175,770)

Net income (loss)	$8,275,032	$(13,175,770)
Beneficial Conversion on Series C Preferred Stock	(208,500)	—
Deemed dividend for anti-dilution provision	(3,400,000)	—
Preferred dividends	(3,518,430)	(3,010,211)
Net income (loss) attributable to common stockholders	$1,148,102	$(16,185,981)
Net income (loss) per common share basic	$0.11	$(1.92)
Weighted average shares basic	10,503,070	8,423,936
Net income (loss) per common share diluted	$0.11	$(1.92)
Weighted average shares diluted	10,503,070	8,423,936

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ (Deficit)

For the Years Ended December 31, 2017 and 2016

	10% Series A		Series B		Series C				Series C			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Preferred Stock	Paid In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	(Deficit)
Balance, January 1, 2016	938,248	$938	1,764	$2	—	$—	8,423,936	$8,424	$—	$68,848,944	$(71,391,881)	$(2,533,573)
Stock based compensation	—	—	—	—	—	—	—	—	—	241,669	—	241,669
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(3,010,211)	(3,010,211)
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(13,175,770)	(13,175,770)
Balance, December 31, 2016	938,248	938	1,764	2	—	—	8,423,936	8,424	—	69,090,613	(87,577,862)	(18,477,885)
Stock based compensation										13,690		13,690
Preferred stock dividends											(3,518,430)	(3,518,430)
Common stock issued for anti-dilution provision							597,461	597		299,403	(300,000)	—
Warrants exercised							1,771,428	1,772		529,658		531,430
Sale of series A preferred stock	1,061,750	1,062								648,729		649,791
Sale of series C preferred stock					300	1				299,999		300,000
Series C preferred stock issuable									200,000			200,000
Conversion of series B preferred stock			(1,412)	(1)			5,502,066	5,502		(5,501)		—
Beneficial conversion feature										208,500	(208,500)	—
Deemed dividend for anti-dilution provision										3,100,000	(3,100,000)	—
Net income for the year											8,275,032	8,275,032
Balance, December 31, 2017	1,999,998	$2,000	352	$1	300	$1	16,294,891	$16,295	$200,000	$74,185,091	$(86,429,760)	$(12,026,372)

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$8,275,032	$(13,175,770)
Adjustments to reconcile net income (loss) (used in) operating activities:
Depreciation, depletion and amortization	234,135	413,967
Write-off of inventory	71,982	—
Amortization of deferred financing costs	223,790
Impairment of oil and gas assets	—	8,032,670
Stock, options and warrants issued for services	13,690	241,669
Accretion of asset retirement obligation	112,062	225,480
Settlement of asset retirement obligations	—	(2,767)
(Gain) loss on derivatives	—	2,520,831
Gain on loan sale agreement, net of cash	(11,500,124)	—
Changes in current assets and liabilities
Accounts receivable	105,772	377,233
Inventory	(15,943)	(41,406)
Deposits and prepaid expenses	252,478	(246,059)
Accounts payable	(94,783)	(848,601)
Accrued liabilities	1,080,420	404,108
Cash flows used in operating activities	(1,241,489)	(2,098,645)

Cash flows from investing activities
Purchase of fixed assets	—	(241,683)
Oil and gas properties additions	(4,632)	(17,089)
Increase in restricted cash	—	(50,000)
Cash flows (used in) investing activities	(4,632)	(308,772)

Cash flows from financing activities
Proceeds from sale of stock and warrant exercise	1,681,221	—
Proceeds from borrowings	225,000	—
Repayments of long-term debt	(67,653)	(686,660)
Bank account transfer on loan sale agreement	(92,546)	—
Cash released from restricted cash	50,000	—
Deferred financing costs	—	120,430
Cash flows provided by (used in) financing activities	1,796,022	(566,230)
(Decrease) increase in cash and cash equivalents	549,901	(2,973,647)
Cash and cash equivalents, beginning	128,035	3,101,682
Cash and cash equivalents, end	$677,936	$128,035

Supplemental disclosures:
Interest paid	$—	$922,072
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Beneficial conversion feature on Series C preferred stock accounted as preferred dividend	$208,500	—
Common stock issued for anti-dilution provision	$597	—
Conversion of Series B preferred stock into common stock	$5,502	—
Share-based payments issued for services	$13,690	$241,669
Payroll liability converted to note payable	$113,750	—
Non-cash note payable issued in conjunction with the LSA	$105,806	—
Deemed dividend for anti-dilution provision	$3,400,000	—
Preferred dividends payable	$3,518,430	$3,010,211
Loan settled and exchanged with assets including oil and gas properties and liabilities	$13,425,000	$—

See Notes to Consolidated Financial Statements.

EnerJex Resources, Inc.

For the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our operations are considered to fall within a single industry segment, which are the acquisition, development, exploitation and production of crude oil and natural gas properties in the United States.  Our consolidated financial statements include our wholly-owned subsidiaries.

All significant intercompany balances and transactions have been eliminated upon consolidation.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Nature of Business

We are an independent energy company engaged in the business of producing and selling crude oil and natural gas. The crude oil and natural gas is obtained primarily by the acquisition and subsequent exploration and development of mineral leases.  Development and exploration may include drilling new exploratory or development wells on these leases. These operations are conducted primarily in Kansas.

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

We have no liability for unrecognized tax benefits recorded as of December 31, 2017 and 2016. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statement of operations or consolidated balance sheet as of December 31, 2017. In addition, we do not believe that there are any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. We recognize related interest and penalties as a component of income tax expense.

Tax years open for audit by federal tax authorities as of December 31, 2017 are the years ended December 31, 2014, 2015 and 2016. Tax years ending prior to 2014 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

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

At December 31, 2017, Fixed Assets consisted of furniture and equipment of $773,707 and building and leasehold improvements of $23,069, as well as accumulated depreciation of furniture and fixtures of $597,692 and accumulated depreciation of building and leasehold improvements of $20,969.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the statement of operations. The ceiling calculation is performed quarterly. For the year ended December 31, 2016 impairment charges of $8,032,670 were recorded. For the year ended December 31, 2017, no impairment charges were recorded.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25%) of our reserve quantities are sold, in which case a gain or loss is recognized in income. In 2015, the Company sold its Cherokee project assets located in Eastern Kansas for net proceeds of $2,867,305. At the time of the sale the reserve quantities made up approximately 6.7% of total reserve quantities. Accordingly, the net proceeds reduced the carrying value of our oil and gas properties.

On February 10, 2017, the Company and the other Sellers entered into and completed the transactions contemplated by the LSA, described in greater detail in “Note 2 – Going Concern” – “Financing Transactions”.

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

Major Purchasers

For the years ended December 31, 2017, and 2016 we sold our produced crude oil to ARM Energy Management, LLC, Coffeyville Resources Inc., and Sunoco Logistics Inc. on a month-to-month basis and we sold our produced natural gas to United Energy Trading and Western Operating Company.

Marketable Securities Available for Sale

The Company classifies its marketable equity securities as available-for-sale and they are carried at fair market value at December 31, 2016, the carrying value of this security was $210,990. During 2017 the security was transferred as part of the LSA transaction (described below).

Net Income Per Common Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt and preferred stock that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the year ended December 31, 2016, diluted net loss per share did not include the effect of 298,664 shares of common stock issuable upon the exercise of outstanding stock options as their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

Recent Accounting Pronouncements Adopted by the Company

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). Part I relates to the accounting for certain financial instruments with down round features in Subtopic 815-40, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced based on the pricing of future equity offerings. An entity still is required to determine whether instruments would be classified as equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in an interim period. The Company early adopted ASU 2017-11 during the year ended December 31, 2017. The Company had no cumulative effect of the change in accounting principle on the Company’s Consolidated Balance Sheets as of the beginning of 2017.

Recent Accounting Pronouncements Applicable to the Company

In May 2014, the FASB issued (ASU) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five- step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company plans to adopt this guidance effective January 1, 2018 using the modified retrospective method applied to contracts that are not completed as of that date. The Company has not identified changes to its revenue recognition policies that would result in a material adjustment to the opening balance of retained earnings on January 1, 2018. Adopting this guidance will result in increased disclosures related to revenue recognition policies and disaggregation of revenue in future disclosures in the Company’s Consolidated Financial Statements. As allowed by the practical expedients under Topic 606, the Company does not plan to provide expanded disclosures with respect to the value of unsatisfied performance obligations for contracts with variable consideration or with an original term of one year or less.

F-10

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2018. The Company has not identified any changes that upon adoption will have a material effect on its cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company plans to adopt this guidance effective January 1, 2018. The Company has not identified any changes that upon adoption will have a material effect on its consolidated financial statements.

The FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic: 610-20): Clarifying the Scope of Asset Derecognition Guidance and the Accounting for Partial Sales of Nonfinancial Assets,” which helps filers determine the guidance applicable for gain/loss recognition subsequent to the adoption of ASU 2014-09, Revenue from Contracts with Customers. The amendments also clarify that the derecognition of all businesses except those related to conveyances of oil and gas rights or contracts with customers should be accounted for in accordance with the derecognition and deconsolidation guidance in Topic 810, Consolidation. The Company adopted the ASU on January 1, 2018, using the modified retrospective transition method. Under this transition method the Company may elect to apply this guidance retrospectively either to all contracts at the date of initial application or only to contracts that are not completed contracts at the date of initial application. The Company elected to evaluate only contracts that are not completed contracts. As there were no not completed contracts at January 1, 2018, there was no impact to the Company’s consolidated financial statements and related disclosures upon adoption.

Recent Accounting Pronouncements Not Yet Adopted. The FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize the assets and liabilities for the rights and obligations of all leases with a term greater than 12 months (long-term) on the balance sheet. Leases to explore for or use minerals, oil and natural gas are not impacted by this guidance. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits an entity to continue to apply its current accounting policy for land easements that existed before the effective date of Topic 842. Once an entity adopts Topic 842, it would apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement contains a lease. Topic 842 requires adoption by application of a modified retrospective transition approach and is effective for the Company on January 1, 2019. Early adoption is permitted.

The Company is in the process of reviewing its portfolio of leased assets and related contracts to determine the impact that adoption will have on its consolidated financial statements and related disclosures. The Company is also assessing the impact of Topic 842 on its systems, processes and internal controls. The Company plans to elect certain practical expedients when implementing the new lease standard, which means the Company will not have to reassess the existence or classification of leases for contracts, including land easements that commenced prior to adoption. The Company anticipates upon adoption to recognize assets and liabilities for the rights and obligations of its existing long-term operating leases on its consolidated balance sheets and to utilize new systems, processes and internal controls to properly identify, classify, measure and recognize new (or modified) leases after the date of adoption. The Company will complete its evaluation during 2018 and will adopt Topic 842 on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit at December 31, 2017 of $86,429,760. Also, cash used in operations was $1,241,489 for the year ended December 31, 2017.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described below. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Merger Agreement

On October 19, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AgEagle Aerial Systems, Inc., a Nevada corporation (“AgEagle”), which designs, develops, produces, and distributes technologically advanced small unmanned aerial vehicles (UAV or drones) that are supplied to the agriculture industry, and AgEagle Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into AgEagle, Merger Sub will cease to exist and AgEagle will survive as a wholly-owned subsidiary of the Company (the “Merger”). The respective boards of directors of the Company and AgEagle have approved the Merger Agreement and the transactions contemplated thereby.

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

The completion of the Merger is subject to various customary conditions, including, among other things: (a) the approval of the stockholders of the Company and AgEagle (which Company shareholder approval has been received to date); (b) the accuracy of the representations and warranties made by each of the Company and AgEagle and the compliance by each of the Company and AgEagle with their respective obligations under the Merger Agreement; (c) approval of the stockholders of the Company for the issuance of its common stock and any other securities (x) to the AgEagle stockholders in connection with the Merger and (y) in connection with the financing transactions contemplated by the Merger Agreement; (d) approval for the listing of shares of the Company’s common stock to be issued in the Merger and other related transactions on the NYSE American; and (e) that all of the Company’s assets as disclosed shall have been sold, transferred or otherwise disposed of and the corresponding debt and liabilities shall have been extinguished. The Company’s existing cash resources are insufficient to satisfy all of its outstanding liabilities. Accordingly, in order to satisfy the condition and consummate the Merger, the Company will be required to raise additional funding prior to the closing of the Merger, the failure of which could result in the Company’s failure to consummate the Merger Agreement.

F-12

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

In addition, the Merger Agreement contains provisions for indemnification in the event of any damages suffered by either party as a result of breaches of representations and warranties contained therein. The aggregate maximum indemnification obligation of any indemnifying party for damages with respect to breaches of representations and warranties set forth in the Merger Agreement shall not exceed, in the aggregate, $350,000, other than for fraud, intentional misrepresentation or willful breach. An indemnifying party shall satisfy its indemnification obligations with shares of Company common stock equal to the aggregate amount of losses of the indemnified party, calculated based upon the greater of (i) the value of the Company common stock as of the closing of the Merger; and (ii) the average closing price of the Company common stock on the NYSE American for the five trading days immediately prior to the date such a claim is made. The Company has agreed to deposit an aggregate of 1,215,278 shares of common stock to be issued to current officers and directors of the Company in lieu of deferred salary and fees into escrow to secure its indemnification obligations, the issuance of such shares requiring the approval of the Company’s common stockholders.

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

The Merger Agreement provides either party the right to terminate the Merger if it has not been consummated by January 31, 2018, provided that if all of the conditions to closing shall have been satisfied or shall be capable of being satisfied at such time, the required closing date may be extended until March 31, 2018. On January 31, 2018, the Company extended the required closing date with AgEagle to March 31, 2018.

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter with the Company to provide prior to or at the closing of the Merger, a minimum of $4 million in new equity capital at a pre-money valuation of between $16 million and $25 million (the “Private Placement”). Per the terms of this commitment letter, in the event any unaffiliated third parties of EnerJex participate in the Private Placement, Alpha’s obligations to fund the Private Placement shall be reduced by such aggregate gross dollar amount funded by such unaffiliated third parties. Alpha has also agreed to convert all notes they hold from the Company into equity at the closing of the Merger. For their funding commitment, Alpha will receive a fee equal to 2.5% of the Company’s outstanding common stock on a fully diluted basis payable at the closing of the Merger. Alpha’s obligations to fund the Private Placement shall terminate on the earlier to occur of (i) the consummation of the Merger, and (ii) March 31, 2018. The Company further agreed that, at no time from the date hereof until the consummation of the Merger, shall it provide or disclose to Alpha any “material non-public information” regarding itself, without the prior consent of Alpha. The funding of the Private Placement is subject to standard conditions such as accuracy of representations and warranties provided in the Merger Agreement, and other similar conditions.

Financing Transactions

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

e.	matures and is due and payable in full on November 1, 2017 (subject to the extension right described below).

The Company has extended the restated secured note to March 23, 2018. We have an option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

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

On December 22, 2017, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment) with Pass Creek Resources, LLC (“Pass Creek”) and Cortland Capital Market Services, LLC (“Administration Agent”). The Company, Pass Creek, and Administrative Agent are parties to the Second Amended and Restated Credit Agreement dated May 10, 2017. The Maturity Date of the Loan has been extended to the earlier of (i) February 15, 2018 or April 30, 2018, if (a) the Company provide notice to the Administrative Agent of their intent to extend the maturity date and (b) no later than the first Business Day following delivery of such notice pay a $100,000 extension fee, or (ii) the merger of AgEagle Merger Sub, Inc., a wholly-owned subsidiary of the Company and AgEagle Aerial Systems, Inc. pursuant to the Agreement and Plan of Merger dated as of October 19, 2017. At the closing of the First Amendment, the Company paid Pass Creek a $65,000 extension fee and $7,500 to the Administrative Agent for additional fees. The Company also paid the Administrative Agent an additional $45,000 upon the filing of a definitive proxy statement by the Company with the Securities and Exchange Commission. The Company also agreed to borrow Improvement Advances in an amount not to exceed $300,000. The Company has extended the restated secured note to March 23, 2018 and has the option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

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

Note 3 - Equity Transactions

Stock transactions in the fiscal year ended December 31, 2017

We accrued dividends of $3,518,430 for our Series A Preferred Stock for the year ended December 31 2017. At December 31, 2017, aggregate accumulated dividends payable to the Series A Preferred Stock holders totaled $6,919,579.

On April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of its newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of December 31, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the year ending December 31, 2017, the Company had received $200,000 from Alpha Capital Anstalt to purchase an additional 200 shares of Series C Convertible Preferred Stock. As of December 31, 2017, the additional 200 shares of Series C Convertible Preferred Stock have not been issued and are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet in the aggregate amount of $200,000.

The Company recorded a beneficial conversion feature of $208,500 based on the fair value of the common stock and the conversion rate as of the date of issuance. This amount was recorded as a deemed distribution for the year ended December 31, 2017.

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

Pursuant to the anti-dilutive provisions of the Securities Purchase Agreement dated as of March 11, 2015, which requires the Company to issue additional shares of common stock to adjust the purchase price paid by purchasers in the Company’s March 2015 offering, in the event any shares are sold (or convertible securities are sold), with a price per share less than the purchase price paid by the March 2015 purchasers subject to the terms of the Securities Purchase Agreement, Alpha Capital Anstalt received 597,461 shares of common stock, which the Company recorded as a $300,000 deemed distribution In addition, the Series B Convertible Preferred Stock conversion ratio equal to approximately 571 shares of common stock for each one (1) share of Preferred Stock reset to approximately 3,333 shares of common stock for each one (1) share of Series B Convertible Preferred Stock, to be consistent with the terms of the Series C Convertible Preferred Stock, pursuant to the anti-dilution requirements of the Series B Convertible Preferred Stock. The Company recorded a deemed distribution of $2,500,000 related to the down round triggering event of the Series B Convertible Preferred Stock. In addition, the warrants strike price of $2.75 reset to $0.30, to be consistent with the terms of the Series C Convertible Preferred Stock, pursuant to the anti-dilution requirements of the warrants. The Company recorded a deemed distribution of $500,000 related to the down round triggering event of the warrants.

During, 2017, Alpha Capital Anstalt converted 1,412 shares of Series B Convertible Preferred Stock into 5,502,066 shares of common stock.

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

On December 20, 2017 the Company entered into a Stock Purchase Agreement for the sale of 1,061,750 shares of its Series A Preferred Stock. The Preferred Stock was sold to Alpha Capital Anstalt at $0.0612 per share or an aggregate of $649,791. Pursuant to the anti-dilutive provisions of the Series B Preferred Stock, the Series C Preferred Stock and the warrants, the conversion and strike price reset from $0.30 to $0.612. The Company recorded a deemed distribution of $100,000 related to the down round triggering event of the Series B Preferred Stock, the Series C Preferred Stock and the warrants, in the aggregate.

On February 13, 2018, the Company issued Alpha Capital Anstalt the 200,000 shares of Series C Convertible Preferred Stock which it was due pursuant to the terms of the April 27, 2017, Additional Issuance Agreement, in consideration for the $200,000 paid during the year ended December 31, 2017.

Subsequent to December 31, 2017, Alpha Capital Anstalt converted (a) 343.671 shares of Series B Convertible Preferred Stock into 5,610,955 shares of common stock; and (b) 103.142 shares of Series C Convertible Preferred Stock into 1,683,944 shares of common stock, pursuant to the terms of such securities.

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

In 2017 and 2016, no options were granted to any employees or directors.

We expensed $13,690 and $241,669 for the years ended December 31, 2017 and December 31, 2016 respectively for options granted.

A summary of stock options is as follows:

		Weighted Ave.		Weighted Ave.
	Options	Exercise Price	Warrants	Exercise Price

Outstanding January 1, 2016	288,331	$10.17	1,904,286	$2.75
Granted	—	—	—	—
Cancelled	(80,667)	(7.15)	—	—
Exercised	—	—	—	—
Outstanding December 31, 2016	207,664	$9.69	1,904,286	$2.75
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	(192,332)	(10.5)	(1,771,428)	0.30
Outstanding December 31, 2017	15,332	$7.63	132,858	$0.30

The number of options that were vested at December 31, 2017 was 15,332. The were no options that were not vested at December 31, 2017.

Note 4 - Asset Retirement Obligation

Our asset retirement obligations relate to the abandonment of oil and gas wells. The amounts recognized are based on numerous estimates and assumptions, including future retirement costs, inflation rates and credit adjusted risk-free interest rates. The following shows the changes in asset retirement obligations:

Asset retirement obligations, January 1, 2016	$3,091,478
Liabilities incurred during the period	—
Liabilities settled during the year	(2,767)
Accretion	225,480
Asset retirement obligations, December 31, 2016	$3,314,191
Release of liabilities	(1,814,408)
Liabilities incurred during the period	—
Liabilities settled during the year	—
Accretion	112,062
Asset retirement obligations, December 31, 2017	$1,611,845

Note 5 - Long-Term Debt

Senior Secured Credit Facility

On October 3, 2011, the Company, DD Energy, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Working Interest, LLC (collectively, “Borrowers”) entered into an Amended and Restated Credit Agreement with Texas Capital Bank, and other financial institutions and banks that may become a party to the Credit Agreement from time to time. The facilities provided under the Amended and Restated Credit Agreement are to be used to refinance Borrowers prior outstanding revolving loan facility with Bank, dated July 3, 2008, and for working capital and general corporate purposes.

At our option, loans under the facility bear stated interest based on the Base Rate plus Base Rate Margin, or Floating Rate plus Floating Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). The Base Rate will be, for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50% and (b) the Bank’s prime rate. The Floating Rate shall mean, at Borrower’s option, a per annum interest rate equal to (i) the Eurodollar Rate plus Eurodollar Margin, or (ii) the Base Rate plus Base Rate Margin (as those terms are defined in the Amended and Restated Credit Agreement). Eurodollar borrowings may be for one, two, three, or six months, as selected by the Borrowers. The margins for all loans are based on a pricing grid ranging from 0.00% to 0.75% for the Base Rate Margin and 2.25% to 3.00% for the Floating Rate Margin based on the Company’s Borrowing Base Utilization Percentage (as defined in the Amended and Restated Credit Agreement).

We entered into a First Amendment to Amended and Restated Credit Agreement and Second Amended and Restated Promissory Note in the amount of $50,000,000 with Texas Capital Bank, which closed on December 15, 2011. The Amendment reflects the addition of Rantoul Partners, as an additional Borrower and adds as additional security for the loans the assets held by Rantoul Partners.

On August 31, 2012, we entered into a Second Amendment to Amended and Restated Credit Agreement with Texas Capital Bank. The Second Amendment: (i) increased the borrowing base to $7,000,000, (ii) reduced the minimum interest rate to 3.75%, and (iii) added additional new leases as collateral for the loan.

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

On September 30, 2013, we entered into a Fifth Amendment to the Amended and Restated Credit Agreement. The Fifth Amendment reflects the following changes it: (i) expanded the principal commitment amount of the Bank to $100,000,000; (ii) increased the Borrowing Base to $38,000,000; (iii) added Black Raven Energy, Inc. to the Credit Agreement as a borrower party; (iv) added certain collateral and security interests in favor of the Bank; and (v) reduced the interest rate to 3.30%.

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

On April 29, 2015, we entered into a Ninth Amendment to the Amended and Restated Credit Agreement. In the Ninth Amendment, the Bank (i) re-determined the Borrowing Base based upon the Reserve Report dated January 1, 2015, (ii) imposed affirmative obligations on the Company to use a portion of proceeds received with regard to future sales of securities or certain assets to repay the loan, (iii) consented to non-compliance by the Company with certain terms of the Credit Agreement, (iv) waived certain provisions of the Credit Agreement, and (v) agreed to certain other amendments to the Credit Agreement.

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

On November 13, 2015, the Company entered into an Eleventh Amendment to the Amended and Restated Credit Agreement. The Eleventh Amendment reflects the following changes: (i) waived certain provisions of the Credit Agreement, (ii) suspended certain hedging requirements, and (iii) made certain other amendments to the Credit Agreement.

On April 1, 2016, the Company informed the Bank that it would cease making the mandatory monthly borrowing base reduction payments and did not make the required April 1, 2016 payment. The Company made its mandatory quarterly interest payments on April 6, 2016 and May 2, 2016. On April 7, 2016, the Company entered into a Forbearance Agreement whereby the Bank agreed to not exercise remedies and rights afforded it under the Amended and Restated Credit Agreement for thirty days. The thirty day period was to be used by the Company to pursue strategic alternatives.

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

On February 10, 2017, the Company and the other Sellers entered into and completed the transactions contemplated by the LSA, described in greater detail in “Note 2 – Going Concern” – “Financing Transactions”.

Below is a table showing the reconciliation of the gain on LSA as set forth on the statement of operations for the year ended December 31, 2017:

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

December 22, 2017, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment) with Pass Creek Resources, LLC (“Pass Creek”) and Cortland Capital Market Services, LLC (“Administration Agent”). The Company, Pass Creek, and Administrative Agent are parties to the Second Amended and Restated Credit Agreement dated May 10, 2017. The Maturity Date of the Loan has been extended to the earlier of (i) February 15, 2018 or April 30, 2018, if (a) the Company provides notice to the Administrative Agent of their intent to extend the maturity date and (b) no later than the first Business Day following delivery of such notice pay a $100,000 extension fee, or (ii) the merger of AgEagle Merger Sub, Inc., a wholly-owned subsidiary of the Company and AgEagle Aerial Systems, Inc. pursuant to the Agreement and Plan of Merger dated as of October 19, 2017. At the closing of First Amendment, the Company paid Pass Creek a $65,000 extension fee and $7,500 to the Administrative Agent for additional fees. The Company also paid the Administrative Agent an additional $45,000 upon the filing of a definitive proxy statement by the Company with the Securities and Exchange Commission. The Company also agreed to borrow Improvement Advances in an amount not to exceed $300,000. The Company has extended the restated secured note to March 23, 2018 and has the option to extend the maturity date of the restated secured note to April 30, 2018, upon payment of an extension fee of $50,000.

As of December 31, 2017, the principal balance of $4,457,347 along with accrued interest of $479,452 remained due under the Amended and Restated Credit Agreement. At December 31, 2017, the Company was not in compliance with certain covenants, and the loan may be called due by Pass Creek. The note is in default.

As of December 31, 2017, the principal balance of $80,805 along with accrued interest of $9,616 remained due under the promissory note with Pass Creek Resources LLC. The note is in default.

On July 14, 2017, July 28, 2017 and August 30, 2017, the Company entered into Secured Promissory Notes totaling $225,000 with Alpha Capital Anstalt, which have a maturity date of June 30, 2018, and accrue interest at a rate of 8% per annum. The amount due under the notes is secured by a security interest, subordinate to certain other security interests of the Company, in substantially all of the Company's assets. The amount due under the notes is convertible into shares of the Company's common stock, at the option of Alpha Capital Anstalt, on identical terms as the outstanding Series C Convertible Preferred Stock (i.e., an initial conversion price of $0.30 per share, a 9.9% ownership limitation and certain anti-dilution rights, which currently result in a conversion price of $0.0612 per share). As of December 31, 2017, the principal balance of $225,000 remained due.

As of December 31, 2017, the principal balance of $113,750 along with accrued interest of $5,574, remained due under the promissory note with Robert Watson, the former CEO. The note is in default.

Note 6 - Commitments and Contingencies

Rent expense for the years ended December 31, 2017 and 2016 was approximately $69,000 and $148,000, respectively. Future non-cancellable minimum lease payments are approximately, $10,000 for 2018.

As of December 31, 2017, the Company has an outstanding irrevocable letter of credit in the amount of $50,000 issued in favor of the Texas Railroad Commission. This letter of credit is required by the Commission by all companies operating in the state in accordance with limits prescribed by the Texas Railroad Commission.

We, as a lessee and operator of oil and gas properties, are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.  As of December 31, 2017, we have no reserve for environmental remediation and are not aware of any environmental claims.

On September 23, 2016, the Company, American Standard Energy Corporation, Baylor Operating LLC, Bernard Given and Loeb & Loeb LLP were sued by Geronimo Holdings Corporation and Randal Capps in the 143rd Judicial District Court located in Pecos, Texas. The suit among other things, seeks damages for an alleged unlawful sale of properties in Crockett County Texas and for alleged unpaid royalties. The Company believes the suit is without merit and will vigorously defend itself. The Company has faith that it will prevail and at December 31, 2017 no reserve for potential losses arising from this matter has been recorded. Additionally under its agreement with Baylor Operating LLC, Baylor has agreed to indemnify and defend the Company against all lawsuits and claims including this one.

On April 26, 2016, C&F Ranch, LLC sued the Company in Allen County Kansas for alleged breach of contract related to the rental of certain lands located on the C&F Ranch. During the first quarter of 2018, the Company settled this dispute for $9,000.

Note 7 - Income Taxes

There was no current or deferred income tax expense (benefit) for the years ended December 31, 2017 and December 31, 2016.

The following table sets forth a reconciliation of the provision for income taxes to the statutory federal rate:

	Year Ended December 31,
	2017	2016
Statutory tax rate	35.00%	35.00%
State tax rate, net of federal tax	2.01%	1.78%
Other permanent items	0.00%	0.00%
Change in valuation allowance	(37.01)%	(36.78)%
Effective tax rate	0.00%	0.00%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2017	2016
Non-current deferred tax asset:
Oil and gas costs and long-lived assets	$4,764,420	$11,500,697
Derivative instruments	—	—
Net operating loss carry-forward	21,547,347	35,815,113
Valuation allowance	(26,311,767)	(47,315,809)
Net deferred tax asset (liability)	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA, among other things, includes the reduction of the federal tax rate for corporations from 35% to 21% and changes or limits certain tax deductions including the utilization of net operating losses. Under generally accepted accounting principles, the Company is required to revalue its deferred tax assets and liabilities during the period in which the new tax legislation is enacted. The impact of TCJA resulted in a decrease in the Company's deferred tax assets in the amount of $18 million. However, there is no impact of the revaluation to the current net income because it was fully offset by the release of the valuation allowance that was previously recorded against the deferred tax asset.

At December 31, 2017, we have a net operating loss carry forward of approximately $93 million expiring in 2021-2038 that is subject to certain limitations on an annual basis. Such limitation has not been determined, by Management. Management has determined that a 100% valuation allowance be established against net operating losses where it is more likely than not that such losses will expire or will not be available before they are utilized.

The Company incurred a change of control as defined by the Internal Revenue Code (IRC 382). Accordingly, the rules will limit the utilization of the Company’s net operating losses. The limitation is determined by multiplying the value of the stock immediately before the ownership change by the applicable long-term exempt rate. It is estimated that approximately $40.9 million of net operating losses may be subject to an annual limitation. Any unused annual limitation may be carried over to later years. The amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. No assurance can be made, as to the availability of the net operating losses based upon Internal Revenue Code (IRC 382), as described, and such amounts of net operating losses available, based upon the limitations described. If there was or is other changes of ownership, the net operating losses may be a totally unavailable to offset taxable income.

Internal Revenue Code (IRC 108), Income from discharge of indebtedness has rules to determine amounts that are required to be included or excluded from taxable income, based upon certain circumstances. Management has determined that any discharge of indebtedness that has occurred is included in taxable income for this period, but is reviewing such amounts, as it applied to IRC 108.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe receivables, payables and our debt approximate fair value at December 31, 2017.

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

At December 31, 2016, our marketable securities had a value of $210,990. During 2017, as part of the LSA transaction described in “Note 2 – Going Concern” – “Financing Transactions”, we transferred the marketable securities. At December 31, 2017, we held no assets valued at Level 3.

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

At December 31, 2017 all derivative contracts had expired and we did not enter into any derivative contracts during 2017.

We recorded a loss related to the mark to market of our derivative contracts for the year ended December 31, 2016 of $2,531,401. No gain or loss was recorded in 2017.

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

Note 11 - Impairment of Oil and Gas Properties

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and natural gas assets within each separate cost center. All of the Company’s costs are included in one cost center because all of the Company’s operations are located in the United States. The Company’s ceiling test was calculated using trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of December 31, 2017, which were based on a West Texas Intermediate oil price of $51.34 per Bbl and a Henry Hub natural gas price of $2.97 per MMBtu (adjusted for basis and quality differentials), respectively. The trailing twelve-month, unweighted-average first-day-of-the-month prices for oil and natural gas as of September 30, 2017, was based on a West Texas Intermediate oil price of $42.46 per Bbl and a Henry Hub natural gas price of $2.63 per MMBtu (adjusted for basis and quality differentials), respectively. The twelve-month, unweighted-average first-day-of-the –month price as of June 30, 2017 was $42.46 per Bbl and $2.63per MMBtu The twelve-month, unweighted-average first-day-of-the –month price as of March 31, 2017 was $45.16 per Bbl and $2.40 per MMBtu (adjusted for basis and quality differentials), respectively. Utilizing these prices, the calculated ceiling amount was greater than the net capitalized cost of oil and natural gas properties as of December 31, 2017, and as a result, no write down was recorded. For the year ended December 31, 2016, the Company recorded an impairment charge of $8,032,670. Additional material write-downs of the Company’s oil and gas properties could occur in subsequent quarters in the event that oil and natural gas prices remain at current depressed levels, or if the Company experiences significant downward adjustments to its estimated proved reserves.

Note 12 - Other Income

The following table depicts the components of other income for the years ended December 31, 2017 and December 31, 2016:

	Year ended December 31, 2017	Year ended December 31, 2016

Realized gain (loss) clearing of derivative contracts	$—	$2,382,184
Service Agreement with Camber Energy, Inc.	696,774	—
Miscellaneous income	72	24,124
Interest income	(3,967)	32
Other income (loss)	$692,879	$2,406,340

On April 27, 2017, the Company entered into a Services Agreement (“Service Agreement”) with Camber Energy, Inc., to perform certain outsourced interim services for $150,000 per month. Effective December 4, 2017, the Company and Camber Energy, Inc. (“Camber”), mutually agreed to terminate the agreement between the parties effective November 30, 2017.

Note 13 - Subsequent Events

 On January 31, 2018, the Company extended the end date of its previously disclosed Agreement and Plan of with AgEagle Aerial Systems, Inc., a Nevada corporation (“AgEagle”) to March 31, 2018.

On February 20, 2018, the Company announced that it set the record date for the special meeting of its shareholders to, among other things, consider and vote on various proposals necessary to close the previously announced Agreement and Plan of Merger, dated October 19, 2017 (the “Merger Agreement”), with AgEagle Aerial Systems, Inc. Shareholders of record as of the close of business on February 20, 2018, will be entitled to vote at the special meeting on March 21, 2018. The Merger is subject to certain customary closing conditions and approval from our shareholders. The Merger is expected to close in the first quarter of 2018.

As previously reported, on April 27, 2017, the Company entered into an Additional Issuance Agreement with Alpha Capital Anstalt, for the purchase of 300 restricted shares of the Company’s then newly designated Series C Convertible Preferred Stock in consideration for $300,000, with an option to purchase an additional 200 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $200,000. As of December 31, 2017, the Company had issued 300 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $300,000. In addition, during the year ended December 31, 2017, the Company had received $200,000 from Alpha Capital Anstalt to purchase an additional 200 shares of Series C Convertible Preferred Stock, which shares had not been issued as of December 31, 2017, and which are reflected as Series C Convertible Preferred Stock Issuable on the balance sheet as of December 31, 2017, in the aggregate amount of $200,000.

On February 13, 2018, the Company issued Alpha Capital Anstalt the 200,000 shares of Series C Convertible Preferred Stock which it was due pursuant to the terms of the April 27, 2017, Additional Issuance Agreement, in consideration for the $200,000 paid during the year ended December 31, 2017.

Subsequent to December 31, 2017, Alpha Capital Anstalt converted (a) 343.671 shares of Series B Convertible Preferred Stock into 5,610,955 shares of common stock; and (b) 103.142 shares of Series C Convertible Preferred Stock into 1,683,944 shares of common stock, pursuant to the terms of such securities.

At a special meeting of shareholders held on March 21, 2018, the Company’s shareholders approved (a) the issuance of the Company’s common stock to the shareholders of AgEagle in connection with and pursuant to the terms of the Merger Agreement in accordance with NYSE American Rules 712 and 713; (b) an amendment to the Company’s Articles of Incorporation to amend the 10% Series A Cumulative Redeemable Perpetual Preferred Stock to: (i) allow the Company to pay all accrued but unpaid dividends up to September 30, 2017 in additional shares of Series A Preferred Stock based on the value of the liquidation preference thereof, (ii) eliminate the right of the Series A Preferred Stock holders to receive any dividends accruing after September 30, 2017, (iii) convert each share of Series A Preferred Stock into 10 shares of common stock (subject to adjustment for a reverse stock split (discussed below)), and (iv) increase the number of Series A Preferred shares by 241,599 shares; (c) an amendment to the Company’s Articles of Incorporation to change the name of the Company to “AgEagle Aerial Systems, Inc.”; (d) the adoption of the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”); (e) the issuance of 2,248,264 shares of common stock to current officers and directors in lieu of deferred salary and fees, a majority of which will be held in escrow to secure the Company’s obligations under the Merger Agreement; (f) the conversion of the Company’s Series C Convertible Preferred Stock into shares of common stock in order to comply with the listing rules of the NYSE American; (g) the conversion of the Company’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock into shares of common stock in order to comply with the listing rules of the NYSE American; (h) the issuance of shares of the Company’s common stock, conversion of the Company’s Series C Preferred Stock and conversion of $425,000 owed under five promissory notes held by, Alpha Capital Anstalt, of which $200,000 of the notes have previously been converted into Series C Preferred Stock as of the date of this filing, into shares of common stock in order to comply with the listing rules of the NYSE American.

The Plan provides for the grant of up to 2,000,000 shares of common stock (such number based on a post-reverse split amount) as awards which may include incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted shares, restricted shares, restricted stock units, performance stock, performance units, SARs, tandem stock appreciation rights, distribution equivalent rights, or any combination of the foregoing, to key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (however, solely Company employees or employees of the Company’s subsidiaries are eligible for incentive stock option awards).

Additionally, the Company plans to conduct a 1-for-25 reverse stock split of the Company’s outstanding common stock, which was approved by Company shareholders on April 27, 2017, prior to the closing of the Merger, which the Company anticipates occurring prior to March 31, 2018.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Production revenues	$1,329,005	$2,461,727
Production costs	(1,363,946)	(2,661,258)
Depletion and depreciation	(127,713)	(254,329)
Income tax	56,929	158,851
Results of operations for producing activities	$(105,725)	$(295,009)

Capitalized costs

The following table summarizes the Company’s capitalized costs of oil and gas properties.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Properties subject to amortization	$10,008,764	$18,626,746
Accumulated depletion	(8,597,539)	(15,189,716)
Net capitalized costs	$1,411,225	$3,437,030

Cost incurred in property acquisition, exploration and development activities

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Acquisition of properties	$—	$14,399
Exploration costs	—	—
Development costs	—	2,690
Net capitalized costs	$—	$17,089

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

		December 31, 2017			December 31, 2016
Proved Reserves	Total Proved Developed	Proved Undeveloped	Total Proved	Total Proved Developed	Proved Undeveloped	Total Proved

Beginning
Crude Oil BBL’s	372,140	152,610	524,750	1,287,028	202,884	1,489,912
Natural Gas Liquids BBL’s	44,780	—	44,780	47,345	—	47,345
Natural Gas MCF’s	2,686,805	3,422,165	6,108,970	3,195,895	3,029,514	6,225,409
Oil Equivalents BOE’s	864,648	723,042	1,587,690	1,867,041	707,819	2,574,860

Revisions of previous estimates
Crude Oil BBL’s	(30,572)	236,390	205,818	(856,765)	(50,274)	(907,039)
Natural Gas Liquids BBL’s	1,870	—	1,870	(2,127)	—	(2,127)
Natural Gas MCF’s	(1,491)	—	(1,491)	(461,536)	392,651	(68,885)
Oil Equivalents BOE’s	(28,876)	236,390	207,514	(935,815)	15,169	(920,638)

LSA Disposition
Crude Oil BBL’s	(242,924)	—	(242,924)	—	—	—
Natural Gas Liquids BBL’s	(44,709)	—	(44,709)	—	—	—
Natural Gas MCF’s	(2,684,865)	(3,422,165)	(6,107,030)	—	—	—
Oil Equivalents BOE’s	(735,110)	(570,432)	(1,305,542)	—	—	—

Production
Crude Oil BBL’s	—	—	—	—	—	—

Production
Crude Oil BBL’s	(31,834)	—	(31,824)	(58,123)	—	(58,123)
Natural Gas Liquids BBL’s	(1,941)	—	(1,941)	(528)	—	(528)
Natural Gas MCF’s	(449)	—	(449)	(47,554)	—	(47,554)
Oil Equivalents BOE’s	(33,851)	—	(33,851)	(66,578)	—	(66,578)

Ending
Crude Oil BBL’s	66,810	389,000	455,810	372,140	152,610	524,750
Natural Gas Liquids BBL’s	—	—	—	44,780	—	44,780
Natural Gas MCF’s	—	—	—	2,686,805	3,422,165	6,108,970
Oil Equivalents BOE’s	66,810	389,000	455,810	864,648	723,042	1,587,690

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

		December 31, 2017			December 31, 2016
Proved Reserves	Total Proved Developed	Proved Undeveloped	Total Proved	Total Proved Developed	Proved Undeveloped	Total Proved

Beginning
Crude Oil BBL’s	372,140	152,610	524,750	1,287,028	202,884	1,489,912
Natural Gas Liquids BBL’s	44,780	—	44,780	47,345	—	47,345
Natural Gas MCF’s	2,686,805	3,422,165	6,108,970	3,195,895	3,029,514	6,225,409
Oil Equivalents BOE’s	864,648	723,042	1,587,690	1,867,041	707,819	2,574,860

Revisions of previous estimates
Crude Oil BBL’s	(30,572)	236,390	205,818	(856,765)	(50,274)	(907,039)
Natural Gas Liquids BBL’s	1,870	—	1,870	(2,127)	—	(2,127)
Natural Gas MCF’s	(1,491)	—	(1,491)	(461,536)	392,651	(68,885)
Oil Equivalents BOE’s	(28,876)	236,390	207,514	(935,815)	15,169	(920,638)

LSA Disposition
Crude Oil BBL’s	(242,924)	—	(242,924)	—	—	—
Natural Gas Liquids BBL’s	(44,709)	—	(44,709)	—	—	—
Natural Gas MCF’s	(2,684,865)	(3,422,165)	(6,107,030)	—	—	—
Oil Equivalents BOE’s	(735,110)	(570,432)	(1,305,542)	—	—	—

Production
Crude Oil BBL’s	—	—	—	—	—	—

Production
Crude Oil BBL’s	(31,834)	—	(31,824)	(58,123)	—	(58,123)
Natural Gas Liquids BBL’s	(1,941)	—	(1,941)	(528)	—	(528)
Natural Gas MCF’s	(449)	—	(449)	(47,554)	—	(47,554)
Oil Equivalents BOE’s	(33,851)	—	(33,851)	(66,578)	—	(66,578)

Ending
Crude Oil BBL’s	66,810	389,000	455,810	372,140	152,610	524,750
Natural Gas Liquids BBL’s	—	—	—	44,780	—	44,780
Natural Gas MCF’s	—	—	—	2,686,805	3,422,165	6,108,970
Oil Equivalents BOE’s	66,810	389,000	455,810	864,648	723,042	1,587,690

Proved developed reserves at December 31, 2016 consisted of approximately 42% oil and 58% natural gas and totaled 879.8 MBOEs. Proved developed reserves for December 31, 2017 consisted of approximately 100% oil and totaled 66.8 MBOEs. Proved undeveloped reserves for December 31, 2016 were 707.8 MBOEs. Proved undeveloped reserves at December 31, 2017 were 389.0 MBOEs.

The Company annually reviews its proved undeveloped reserves to ensure an appropriate plan for development exists. The Company books proved undeveloped reserves only if it plans to convert these reserves to proved developed producing reserves within five years from the date they were first booked. At December 31, 2017 proved undeveloped reserves were approximately 389.0 MBOE’s. The Company plans to develop all the remaining locations that comprise the 389.0 MBOE of proved undeveloped reserves within five years. However, the decision to deploy capital and the timing of those expenditures is contingent on many different factors. The Company estimates capital expenditures of approximately $5.0 million will be sufficient to develop these reserves. The development plans assume a continued improvement in commodity pricing and general market conditions within the oil and gas industry.

The calculation of proved undeveloped reserves requires the Company to make predictions regarding future acquisitions and discoveries and the impact they may have on the Company’s overall development plan of properties it currently owns. The development plan is revised to reflect changes in the oil and gas industry, including changing markets and prices, and new investment opportunities, and such revisions will result in changes to our proved undeveloped reserves. Consequently, the exact timing of capital expenditures will be heavily dependent upon the Company’s interpretation of market opportunities which are deeply influenced by projections of future commodity prices. Each year we will review our five year development plan to maximize the value of our investment in oil and gas assets and in turn maximize shareholder value. At December 31, 2017 we believe the following best characterizes our development plan.

	Estimated Conversion of Proved Undeveloped Reserves
	CAPEX ($MM)	MBOE’s
2018	648.0	77.5
2019	965.9	93.5
2020	1,244.8	80.7
2021	563.8	37.5
2022	1550.6	99.7

For the year ended December 31, 2017 proved reserves decreased 1,131.9 MBOEs of which production accounted for 33.9 MBOEs or 3.0% of the decrease. The disposition of assets included in the Loan Sale Agreement (“LSA”) transaction resulted in a 1,305.5 MBOE decrease. An offsetting increase of 207.5 MBOEs, was due primarily to decreases in commodity prices. Crude oil prices increased $0.63 or 1%. Increased commodity pricing triggered positive revisions of 139.0 MBOEs of crude oil classified as proved undeveloped. In 2017 there were no material transfers from the proved undeveloped category of 6 reserves to the proved developed category.

For the year ended December 31, 2016 proved reserves decreased 987.1 MBOEs of which production accounted for 66.6 MBOEs or 6.7% of the decrease. The remaining decrease of 920.6 MBOEs, was due primarily to decreases in commodity prices. Crude oil prices decreased $3.49 or 8% and natural gas prices declined 20% or $.37. Diminished commodity pricing triggered negative revisions of 898.9 MBOEs of crude oil classified as proved developed producing. Natural gas liquids decreased pricing resulted in decreases of 3.6 MBOEs to the proved developed producing category. Reduced natural gas prices also reduced amounts classified as proved developed producing by 108.6 MMCF’s. In 2016 there were no material transfers from the proved undeveloped category of 6 reserves to the proved developed category.

In 2017 the Company invested approximately $4,600 in its oil and gas properties. These reduced expenditures were in response to extremely low commodity prices. The Company has approximately $1.0 million of current asset on hand and important infrastructure in Colorado completed which will facilitate the exploitation and development of proved undeveloped reserves over the next five years. At year end the Company’s review of proved undeveloped reserves revealed challenges but the Company maintains its belief that reserves will be developed within five years of their initial recording as a proved undeveloped reserve. In addition, it believes it has the financial wherewithal to develop all its proved undeveloped reserves within the five year time frames required; utilizing its balance sheet, to borrow funds as needed. Additionally, the Company believes it has the ability to joint venture any of its assets.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows from our proved reserves for the periods presented in the financial statements is summarized below.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Future production revenue	$20,714,780	$30,085,550
Future production costs	(6,669,980)	(15,278,990)
Future development costs	(4,973,120)	(4,703,230)
Future cash flows before income tax	9,071,680	10,103,330
Future income taxes	—	—
Future net cash flows	9,071,680	10,103,330
10% annual discount for estimating of future cash flows	(7,603,140)	(6,666,300)
Standardized measure of discounted net cash flows	$1,468,540	$3,437,030

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

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Balance beginning of year	$3,437,030	$8,769,970
Sales, net of production costs	34,942	199,531
Net change in pricing and production costs	16,312,304	(2,012,883)
Net change in future estimated development costs	269,890	(1,198,430)
Purchase of minerals in place	—	—
Extensions and discoveries	—	—
LSA Disposition	(1,902,726)	—
Revisions	(17,693,233)	(4,538,173)
Accretion of discount	1,010,333	2,217,015
Change in income tax	—	—
Balance end of year	$1,468,540	$3,437,030