Form 10-Q
period 2018-03-31
AgEagle Aerial Systems Inc.
filed 2018-05-18
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-36492

AGEAGLE AERIAL SYSTEMS, INC.

(Exact name of registrant issuer as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 S. 4th Street
Neodesha, Kansas 66757
(Address of principal executive offices, including zip code)

620-325-6363

Registrant’s phone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2018
Common Stock, $.001 par value	10,246,566

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Unaudited)

	As of
	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$3,466,745	$35,289
Accounts receivable	84	255
Inventories	143,366	158,632
Prepaid expense	117,660	3,384
Total current assets	3,727,855	197,560

Property and equipment, net	34,551	38,703
Investment in unconsolidated investee	1,110,000	75,000
Total assets	$4,872,406	$311,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$695,823	$426,154
Accrued expenses	19,720	59,354
Accrued interest	4,171	185,335
Payroll liabilities	5,052	5,521
Convertible notes payable	—	1,160,005
Promissory note	125,556	—
Promissory notes – related party	—	131,050
Total current liabilities	850,322	1,967,419
Total liabilities	850,322	1,967,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 250,000,000 shares authorized; 9,832,048 shares issued and outstanding at March 31, 2018	9,832	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,200,000 shares issued and outstanding at December 31, 2017	—	420
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock Series B, $0.001 par value, 1,764 shares authorized, 8.25 shares issued and outstanding at March 31, 2018	—	—
Preferred stock Series C Convertible, $0.001 par value, 10,000 shares authorized, 6,879 shares issued and outstanding at March 31,2018	7	—
Additional paid-in capital	7,812,150	1,939,832
Accumulated deficit	(3,799,905)	(3,596,408)
Total stockholders’ equity (deficit)	4,022,084	(1,656,156)
Total liabilities and stockholders’ equity (deficit)	$4,872,406	$311,263

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Revenues	$29,191	$35,199
Cost of sales	23,798	12,431
Gross Profit	5,393	22,768

Operating Expenses:
Selling expenses	4,627	4,157
General and administrative	40,853	66,791
Professional fees	150,585	85,972
Consulting fees – related party	—	1,595
Research and development	476	316
Total Operating Expenses	196,541	158,831
Loss from Operations	(191,148)	(136,063)

Other Income (Expenses):
Other income	15,065	4,654
Interest expense	(27,414)	(41,171)
Total Expenses Income, Net	(203,497)	(36,517)
Loss Before Income Taxes	(203,497)	(172,580)
Provision for income taxes	—	—
Net Loss	$(203,497)	$(172,580)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	4,919,236	4,200,000

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,497)	$(172,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,151	4,156
Stock-based compensation	2,491	—
Accretion for debt discounts, warrants and issuance costs	—	18,621

Changes in assets and liabilities:
Accounts receivable	171	14,106
Inventories	15,267	(9,182)
Prepaid expenses and other assets	(114,276)	1,327
Accounts payable	(461,415)	30,949
Accrued liabilities	(39,634)	(74,140)
Accrued interest	27,412	21,730
Accrued payroll liabilities	(469)	(3,621
Net cash used in operating activities	(769,799)	(168,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	256,255	—
Investment in unconsolidated investee	(35,000)	—
Purchases of fixed assets	—	(12,775)
Net cash provided by (used in) investing activities	221,255	(12,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes payable	—	190,000
Issuance of common stock Series C convertible preferred stock in connection with investment upon merger, net of $20,000 in fees	3,980,000	—
Net cash provided by financing activities	3,980,000	190,000

Net increase in cash	3,431,456	8,591
Cash at beginning of period	35,289	15,887
Cash at end of period	$3,466,745	$24,478

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger :
Cash	$256,255	$—
Accounts payable	(860,812)	—
Net liabilities assumed	$(604,557)	$—
Investment made in unconsolidated investee	$1,000,000	$—

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems, Inc. (the “Company” and/or “AgEagle”) designs, produces, distributes and supports technologically-advanced small unmanned aerial vehicles (UAVs or drones) that are offered for sale commercially to the precision agriculture industry. AgEagle Sub was founded in 2010 by Bret Chilcott, our President and Chief Executive Officer, as Solutions by Chilcott, LLC, a Kansas limited liability company. In April 2015, Solutions by Chilcott was converted into a corporation and then merged into AgEagle Sub, a newly-formed Nevada corporation. Its first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System. The Company has improved and matured its initial product, the RX-60 and subsequently the current products are the RX-47 and RX-48. In February 2016, the Company signed a worldwide distribution agreement with Raven Industries, Inc. (“Raven”) under which they can purchase the RX-60 or RX-48 for the agriculture markets for resale through their network of dealers worldwide. Raven and its network of dealers offer the RX-60 and RX-48 systems to the public, including a subscription for a software package that is provided by a third party. The first shipment of our RX-60 system to Raven occurred in March 2016.

The Company believes its success has been achieved with its products, stems from its ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. The company’s core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data.

The Company is headquartered in Neodesha, Kansas 66757. Its website address is http://www.ageagle.com.

Corporate History; Recent Business Combination

The Company was formerly known as Millennium Plastics Corporation and was incorporated in the State of Nevada on March 31, 1999. In August 2006, the Company acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After such merger, Midwest Energy became a wholly-owned subsidiary, and as a result of such merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. The Company changed its name to EnerJex Resources, Inc., (“EnerJex”) in connection with this merger, and in November 2007, it changed the name of Midwest Energy (one of our wholly-owned subsidiaries) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of its operations conducted prior to this merger were through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). The Company’s leasehold interests were held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven.

On March 26, 2018 (the “Merger Date), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and our wholly-owned subsidiary, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as its wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company changed its name to AgEagle Aerial Systems Inc. and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” The Company’s common stock continues to trade on the NYSE American under its new symbol “UAVS” since March 27, 2018.

In November 2017, the Company entered into a multi-agreement arrangement with Agribotix, LLC (“Agribotix”), headquartered in Boulder, Colorado, a leading agricultural information processing company providing actionable data to the agriculture industry. See Note 5 for further details about the transaction.

 AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to SEC rules and regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at March 31, 2018 and December 31, 2017, the results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements and management’s discussion and analysis included the Company’s annual financial statements for the years ended December 31, 2017 and 2016 included as part of the Form 8-K filed March 29, 2018.

 Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt, warranty and dealer termination costs, obsolete inventory, valuation of stock issued for services and stock options and the valuation of deferred tax assets. Therefore, the determination of estimates requires the exercise of judgment.

Fair Value of Financial Instruments - Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, convertible debt, accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

Cash and Cash Equivalents - Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less.

Receivables and Credit Policy -Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Terms with our distributor allow for payment terms of 45 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of March 31, 2018 and December 31, 2017.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Inventories - Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations.

Provisions for Inventory Obsolescence – The Company has a provision for estimated obsolescence and shrinkage of inventory as of March 31, 2018 of $15,369. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If demand for a product declines or a change in the features of our products changes the components required to build it is reasonably likely that circumstances may cause the estimate to change, which would result in additional charges to net income.

Research and Development - The Company expenses research and development costs during the period incurred, which totaled $476 and $316 for the three months ended March 31, 2018 and 2017, respectively.

Property and Equipment - Property and equipment are recorded at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are recorded at cost and are amortized on a straight- line basis over the shorter of their estimated lives or the remaining lease term. Significant renewals and betterments are capitalized. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are reflected in the statements of operations.

Investment in Unconsolidated Investee -The Company accounts for investments in which the Company owns more than 20% or more of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Shipping Costs - Shipping costs for the three months ended March 31, 2018 and 2017 totaled $952 and $649, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold in shipments of operations.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition and Concentration - The Company recognizes revenues for the sale of its products in the period when persuasive evidence of an arrangement with a customer, distributor or dealer exists, product delivery and acceptance have occurred and title has transferred to the customer, dealer or the distributor, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured.

The Company generally recognizes revenue on sales to customer, dealer and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory. The Company generally ships FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and quantity of drones being purchased. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit on each drone ordered.

The Company has executed one significant non-exclusive worldwide distributor agreement in 2016 and a dealer agreement whereby the dealer and distributor agreed to purchase AgEagle drones and other related products. Only the non-exclusive worldwide distributor has the right of return within twelve months of purchase up to a certain percentage of the annual sales volume less a restocking fee. As of March 31, 2018, no sales of the Company are subject to this right of return clause per the distributor agreement.

Sales concentration information for customers comprising more than 10% of our total net sales such customers is summarized below:

	Percent of total sales for period ended March 31,
Customers	2018	2017
Customer A	31.8%	*
Customer B	27.8%	*
Customer C	19.1%	*
Customer D	*	29.5%
Customer E	*	17.7%
Customer F	*	10.02%
*- Represents less than 10% of total revenue

Advertising costs – Advertising costs are expensed as incurred. Advertising costs amounted to $906 and $1,036 for the three months ended March 31, 2018 and 2017, respectively.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of March 31, 2018, the Company had 828,200 warrants and 1,184,300 options to purchase common stock, and 623,293 Preferred Series B and C shares which may be converted into 4,497,611 of common shares. As of March 31, 2017, the Company had 200,000 warrants and 125,000 options to purchase common stock, and 511,647 potential convertible shares which may be issued resulting from the provisions of convertible notes.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

Recently Issued Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition  for purposes of the Company’s sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point time, as defined in the new ASU.  Accordingly, the Company recognizes revenue for these customers at the point in time when the Company’s performance obligation is complete, which is when the customer accepts delivery of the drone. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as  it did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

In February, 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transaction whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The Company is currently evaluating the impact of the updated guidance, but does not believe the adoption of the updated guidance will have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2018	December 31, 2017

Raw materials	$84,930	$91,201
Work-in-process	33,053	34,850
Finished goods	25,383	32,581
	$143,366	$158,632

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	March 31, 2018	December 31, 2017

Property and equipment	$108,663	108,664
Less accumulated depreciation	(74,112)	(69,961)
	$34,551	$38,703

Depreciation expense for the three months ended March 31, 2018 and 2017 was $4,151 and $4,156, respectively.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 5 —Investment in Unconsolidated Investee

In November 2017, AgEagle entered into a multi-agreement arrangement with Agribotix, LLC (“Agribotix”), headquartered in Boulder, Colorado, an agricultural information processing company providing actionable data to the agriculture industry.  Agribotix’s platform delivers agricultural intelligence to increase yields and profits using drone-enabled technologies. Agribotix was founded in 2013 by Dr. Tom McKinnon, its Chief Technology Officer.

The Company believes that developing a strong working relationship with Agribotix will benefit AgEagle and its shareholders in developing important vertically integrated products and services.  Agribotix’s primary product is FarmLens™, a subscription cloud analytics service that processes data, primarily collected with a drone such as the Company’s, and makes such data usable by farmers and agronomists. FarmLens is currently sold by Agribotix as a subscription and offered either standalone or in a bundle with major drone platforms manufactured by leading drone providers like AgEagle, DJI, and senseFly.

Agribotix extends the reach of its FarmLens platform by partnering with and directly integrating into offerings by leading agricultural companies like John Deere’s Operations Center and The Climate Corporation’s FieldView.  To date, Agribotix has processed agricultural imagery for over 50 different crop types from over 50 countries around the world.

The agreements reached between the Company and Agribotix include:

•	Dealer Agreement whereby the Company appointed Agribotix as a non-exclusive dealer of the Company’s products on a worldwide, best efforts basis. The term of the agreement is for twelve months with marketing and sales commencing on or after January 1, 2018, and automatically renews for one-year periods unless otherwise terminated. Either party may terminate the agreement with 30 days written notice. Both parties agree to provide standard reporting and support services. Agribotix is required to maintain proper insurance and is obligated to standard confidentiality clauses. The Company has the right to audit Agribotix on an annual basis for its business under this agreement. Both parties agreed to standard indemnification clauses.

•	Distribution and Resale Agreement whereby Agribotix appointed the Company as a non-exclusive distributor of Agribotix products and analytic services including FarmLens on a worldwide, best efforts basis. The term of the agreement is for twelve months and automatically renews for one-year periods unless otherwise terminated. Either party may terminate the agreement with 90 days’ written notice. Both parties agree to provide standard reporting and support services. The Company is required to maintain proper insurance and is obligated to standard confidentiality clauses. Both parties agree to standard indemnification clauses.

•	Exchange Agreement whereby, to further align interests between the parties, the Company has agreed to exchange shares of the Company’s common stock it receives in the Merger equal to an aggregate value of $1,000,000 for 20% of the equity membership interests of Agribotix. As of the date of the closing of the Merger, 200,000 shares of EnerJex were issued to Agribotix as outlined per the Exchange Agreement. The shares did not affect the Merger exchange ratio, and therefore was not additionally dilutive to the EnerJex shareholders.

•

As part of the signing of the exchange agreement three promissory notes totaling $110,000 with a 6% per annum interest payable that were executed between Agribotix and the Company in exchange for exclusive dealing until the later of 120 days after the signing date, or the termination date as defined per the exchange agreement has been recorded as part of its’s investment in unconsolidated investee as of the date of close of the Merger Agreement

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 5 —Investment in Unconsolidated Investee - Continued

The Company accounts for its investment in Agribotix using the equity method of accounting. The difference between the fair value of the Company’s investment, and the amount of underlying equity in the net assets of Agribotix, totaling approximately $1,489,000 is accounted for as if Agribotix was a consolidated subsidiary and all identifiable assets, including goodwill, were recorded at fair value and amortized, with this amortization recorded in “memo” and the Company’s portion included in its share of earnings of Agribotix. Condensed unaudited summary financial information for Agribotix LLC as of March 31, 2018 and for the three months ended March 31, 2018 is as follows:

March 31, 2018
(Unaudited)
ASSETS
Cash	$37,645
Accounts receivable	21,151
Property and equipment	9,070
Inventories	4,740
Marketable securities in EnerJex at fair market value	866,000

Total assets	$938,606

LIABILITIES AND MEMBERS' DEFICIT
Accounts payable and accrued expenses	$103,406
Deferred revenue	9,067
Debt	1,855,913
Members' deficit	(1,029,780)

Total liabilities and members' deficit	$938,606

For the Three Months Ended March 31, 2018
(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$85,897
Cost of sales	49,860
Gross profit	36,037
Operating expenses	139,096
Operating loss	(103,059)
Other (expense) income	178
Net loss	(102,881)
Loss on marketable securities	(134,000)
Comprehensive loss	$(236,881)
Ownership interest	20%
Share of net loss as of date of investment	$(914)

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 6 — Debt

Convertible Notes Payable

On May 6, 2015, the Company closed a private placement pursuant to a subscription agreement whereby two institutional investors (the “2015 Holders”) purchased convertible notes having an aggregate principal amount of $500,000, convertible into common stock of the Company at $2.00 per share and maturing on November 6, 2016. Interest on the notes accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. On or about March 4, 2016, the Company and the 2015 Holders entered into extension and modification agreements whereby the 2015 Holders agreed to extend the maturity date of the notes to November 6, 2016, and permanently waive all rights and remedies, of whatever nature, with respect to the various defaults that occurred under this subscription agreement and notes, including, without limitation, (I) the Company’s failure to become a public SEC reporting company on or before September 30, 2015, (ii) the Company’s failure to pay interest on the notes, and (iii) modifying and waiving certain participation rights in future financings. For the three months ended March 31, 2018 and 2017, the Company recorded $9,111 and $10,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $500,000 and its accrued interest of $114,556 were converted at $1.25 per share into AgEagle common stock of 491,644 shares.

On June 6, 2016, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2016 Holder”) purchased a convertible note having a principal amount of $300,000, convertible into common stock of the Company at $3.00 per share and maturing on June 30, 2017. Interest on the note accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $5,467 and $6,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $300,000 and its accrued interest of $42,933 were converted at $1.25 per share into AgEagle common stock of 274,347 shares.

On February 3, 2017, the Company closed a private placement pursuant whereby a bridge loan (the “2017 Note A”) agreement was executed with an accredited investor (the “2017 Holder Note A”) to purchase a convertible promissory note with an aggregate principal amount of $175,000, an original issue discount of $25,000, convertible into common stock of the Company at $2.50 per share and maturing 90 days following issuance, or May 4, 2017. After payment of a finder’s fee and other expenses, the Company received net proceeds of $101,250. In addition, the Company also issued to the 2017 Holder Note A warrants to purchase 200,000 shares of the Company’s common stock at an exercise price per share of $2.50. To the extent the entire unpaid principal balance of the note is not paid in full on the maturity date, (i) interest on the unpaid principal balance will accrue from the maturity date at the rate of 18% per annum, and will continue until the date the note is paid in full, and (ii) the Company will issue to the 2017 Holder Note A an additional warrant to purchase 100,000 shares of common stock for each ninety (90) calendar day period that the unpaid principal balance of the note and any accrued interest is not paid in full by such date. The Company had not paid the unpaid balance on May 4, 2017 thereby resulting in a default of the loan and additional warrants to purchase 100,000 shares of common stock were issued.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 6 — Debt - Continued

For the three months ended March 31, 2018 and 2017, the Company recorded $7,077 and $4,833, respectively. As of the date of the merger March 26, 2018, the principal amount of the promissory note of $175,000 and its accrued interest of $35,642 were converted at $2.50 per share into AgEagle common stock of 84,257 shares.

On July 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note B”) purchased a convertible note having a principal amount of $100,005, convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $1,822 of interest expense. As of the date of the Merger Date, the principal amount of the promissory note of $100,005 and its accrued interest of $5,600 were converted at $1.25 per share into AgEagle common stock of 84,484 shares.

On September 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note C”) purchased a convertible note having a principal amount of $35,000, convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $638 of interest expense. As a date of the Merger Date, the principal amount of the promissory note of $35,000 and the accrued interest of $1,369 were converted at $1.25 per share into AgEagle common stock of 29,095 shares.

On October 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor purchased a convertible note having a principal amount of $50,000, (the “2017 Note D”) convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $911 of interest expense. As a date of the Merger Date, the principal of $50,000 and the accrued interest of $1,722 were converted at $1.25 per share into AgEagle common stock of 41,378 shares.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 6 — Debt - Continued

Promissory Notes - Related Parties

On December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to a related party. On January 24, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $30,000 to the same related party. On June 14, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $16,050 to the same related party. All three promissory notes (the “Related Party Notes A”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note A holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,386 and $870 of interest expense, respectively. As of the date of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into AgEagle common stock of 66,631 shares.

On March 5, 2017, the Company issued a promissory note with an aggregate principal amount of $10,000 to a related party. On May 15, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $10,000 to the same related party. On June 15, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $32,000 to the same related party that is part of management of the Company. On July 25, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $3,000 to the same related party that is part of management of the Company with the amended terms agreed to on August 1, 2017 per the modification agreement. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and mature on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note B holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,002 and $37 of interest expense, respectively. As of the date of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into AgEagle common stock of 46,949 shares.

As of the date of the Merger Date, all the AgEagle common shares issued in connection with conversion of debt noted above were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share into a total of a series of EnerJex common stock of 787,891 shares and 1,631 of Series C preferred shares.

As part of the liabilities acquired from EnerJex the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 26, 2019. The total amount outstanding as of March 31, 2018 was $129,727.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 7 – Equity

Capital Stock Issuances

As a result of the Merger all the holders of EnerJex’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 896,640 shares of the Company’s common stock. EnerJex’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) remains outstanding, and 1,623.79 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are now convertible into 1,060,432 shares of the Company’s common stock. Furthermore, an additional 5,050.60 shares of Series C Preferred Stock, convertible into 3,298,348 shares of the Company’s common stock, were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”) and the conversion and retirement of $425,000 in prior EnerJex promissory notes due and owing to such holder.

As of the Merger Date, the former shareholders of AgEagle Sub own approximately 67% of the Company’s common stock (inclusive of the AgEagle Sub assumed stock options and warrants), the former EnerJex holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, which were outstanding immediately prior to the Financing, collectively own 12.7% of the Company’s common stock on a fully-diluted basis.

Options

The Board of Directors of the Company has unanimously approved a proposal to adopt and approve the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”). The Board of Directors of EnerJex recommended that this proposal be presented to the EnerJex shareholders for approval. The Plan became effective on March 26, 2018 the date of the Merger, and is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value.

The Company has reserved a total of 2,000,000 shares of common stock for issuance as or under awards to be made under the Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares for which awards which are options or SARs may be granted to a participant under the Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Plan in any single calendar year shall be $500,000.

On March 31, 2018, the Company issued options to purchase 49,500 shares of common stock to directors of the Company at the fair-market value exercise price of $4.33 per share expiring on March 30, 2023. The Company determined the fair-value of the options to be $156,258. In connection with the issuance of these options the Company recognized no stock compensation expense for the three months ended March 31, 2018 as the vesting period will commence April 1, 2018.

On October 4, 2017, the Company issued options to purchase 927,775 shares of common stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. In connection with the issuance of these options to employees and directors for the three months ended March 31, 2018, the Company recorded $2,491 of stock compensation expense.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 7 – Equity - continued

On March 1, 2015, the Company entered into a strategic consulting agreement with a related party and granted 207,055 stock options exercisable over five years from the grant date at an exercise price per share of $2.60. On October 4, 2017, the Company held a board meeting to approve the modification of the existing 207,055 options to purchase common stock from an exercise price of $2.60 to $0.06 per share.

The fair value of options granted during the three months ended March 31, 2018, were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2018 were as follows:

	March 31, 2018
Dividend yield	0%
Expected life	7	yrs.
Expected volatility	78.66%
Risk-free interest rate	2.68%

A summary of the options activity as of March 31, 2018, are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	49,500	4.33	5.0 years	—
Outstanding at March 31, 2018	1,184,330	$4.19	4.0 years	$—
Exercisable at end of the year	786,914	$0.06	4.0 years	$—

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 7 – Equity - continued

For options granted in 2018, the fair value of the Company’s stock was obtained per the close of market as of March 30, 2018. The future expected stock-based compensation expense expected to be recognized in future years is $171,204.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31,2018 (for outstanding options), less the applicable exercise price.

Note 8 – Warrants to Purchase Common Stock

As of March 31, 2018, the Company had outstanding, in connection with the issuance of debentures in the prior year, warrants to purchase 828,221 shares of the Company’s common stock at an exercise price of $1.51. All warrants outstanding as of March 31, 2018 are scheduled to expire between February 2, 2024 and October 31, 2024.

A summary of activity related to warrants for the three months ended March 31, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2017	828,221	$1.51	—
Outstanding at March 31, 2018	828,221	$1.51	6.10
Exercisable at March 31, 2018	828,221	$1.51	6.10

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 9 – Commitments and Contingencies

 Operating Leases

The Company leases office space in Neodesha, Kansas for $300 a month. The lease terminates on September 30, 2018 with no option to renew unless approved by the city commission of Neodesha. Rent expense was $900 and $900 for the three months ended March 31, 2018 and 2017, respectively.

Service Agreements

The Company provides a one-year warranty for all units sold to a customer through their exclusive dealer agreement that is included in the price of the product. Based on historical experience, the Company has recorded as an estimate for the warranty accrual expense of $0 for the three-month ended March 31, 2018 and $4,618 for the three months ended March 31, 2017 which represents approximately 1% of sales revenue for the year. The warranty accrual will remain until the product contractual warranty period is over or the Company is required to perform product maintenance on the product as contractually required.

Merger Agreement

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems, Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, we are now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

Each share of common stock issued and outstanding and underlying options and warrants of AgEagle Sub outstanding immediately prior to the Merger was exchanged for 1.66 shares of Company common stock (the “Exchange Ratio”). As a result, at the effective time of the Merger Date (the “Effective Time”), 5,439,526 shares of AgEagle Sub’s capital stock, representing all currently outstanding common shares and all other debt or equity securities convertible into common shares (except options and warrants as described below) were automatically converted into 7,944,941 shares of Company common stock. In addition, at the Effective Time, 685,100 outstanding options and 500,000 warrants to purchase shares of AgEagle Sub common stock were assumed by EnerJex and converted into 1,134,830 options and 828,221 warrants to purchase shares of common stock of the Company.

All holders of EnerJex’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 896,640 shares of the Company’s common stock. EnerJex’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) remains outstanding, and 1,623.79 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are now convertible into 1,060,432 shares of Company common stock. Furthermore, an additional 5,050.60 shares of Series C Preferred Stock, convertible into 3,298,348 shares of Company common stock, were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”) and the conversion and retirement of $425,000 in prior EnerJex promissory notes due and owing to such holder.

As of the Effective Time, the former shareholders of AgEagle Sub own approximately 67% of the Company’s common stock (inclusive of the AgEagle Sub assumed stock options and warrants), the former EnerJex holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, which were outstanding immediately prior to the Financing, collectively own 12.7% of the Company’s common stock on a fully-diluted basis.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 9 – Commitments and Contingencies - Continued

In connection with the Merger, AgEagle waived the requirement for EnerJex to have paid and satisfied in full all outstanding indebtedness of EnerJex such that there would be no continuing liabilities of EnerJex subsequent to the closing of the Merger (“Liability Condition”). In consideration for AgEagle waiving the Liability Condition, the 1,215,278 shares of common stock to be held in escrow (valued at $350,000) owned by certain former principal stockholders, officers and directors of EnerJex to secure losses, if any, that may be suffered by the AgEagle indemnified parties pursuant to the indemnification obligations under the Merger Agreement, were never issued and such former principal stockholders, officers and directors are not entitled to receive such shares. However, such former principal stockholders, officers and directors received, in the aggregate, deferred salaries and fees valued at approximately $297,500. In lieu of payment of the deferred salaries and fees in cash, such amounts have been converted into an aggregate of 1,032,986 shares of Company common stock.

Prior to the Merger, EnerJex operated as an oil exploration and production company engaged in the acquisition, development, exploration and production of oil in Eastern Kansas. In connection with the Merger, EnerJex disposed of its principal assets, consisting primarily of its Kansas oil and gas properties.

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three months ended March 31, 2018.

Consulting Agreement

The Company issued promissory notes for an aggregate amount of $76,050 (the “Related Party Notes A”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the three months ended March 31, 2018, the Company recorded $1,386 of interest expense and for the three months ended March 31, 2017, $870 of interest expense was recorded. As of the date of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of the Company’s common stock.

The Company issued promissory notes for an aggregate amount of $55,000 (the “Related Party Notes B”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the three months ended March 31, 2018, the Company recorded $1,002 of interest expense and for the three months ended March 31, 2017, $37 of interest expense was recorded. As of the date of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of the Company’s common stock.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Note 11 – Subsequent Events

In April 2018, 8.25 shares of Series B Preferred Stock were converted into 5,388 common shares at a conversion price of $1.53 and 621.86 shares of Series C Preferred Stock was converted into 406,129 common shares at a conversion price of $1.53.

On May 11, 2018, we consummated a private placement of 250 shares of Series C Preferred Stock, convertible into 163,400 shares of Company common stock to Alpha Capital Anstalt (“Alpha”). We received a cash payment of $250,000 for the issuance of the Series C Preferred Stock.  The Series C Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Financial Statement contained on Form 8-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 29, 2018 (the “Form 8-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 8-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 8-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Except as otherwise indicated herein or as the context otherwise requires, references in this offering circular to “we,” “us,” “our,” “Company,” and “AgEagle” refer to AgEagle Aerial Systems, Inc., a Nevada corporation.

Company Overview

 On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, we are now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

We are headquartered in Neodesha, Kansas, and are a manufacturer of unmanned aerial vehicles focused on providing actionable data to the precision agriculture industry. We design, produce, distribute and support technologically-advanced small unmanned aerial vehicles (UAVs or drones) that are offered for sale commercially to the precision agriculture industry. AgEagle Sub was founded in 2010 by Bret Chilcott, our President and Chief Executive Officer, as Solutions by Chilcott, LLC, a Kansas limited liability company. In April 2015, Solutions by Chilcott was converted into a corporation and then merged into AgEagle Sub, a newly-formed Nevada corporation. Its first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System.

Historically, we have derived the majority of our revenue from the sale of our AgEagle Classic and RAPID Systems. However, as a result of the development of our new product, the RX-60, RX-47 and RX-48, we will no longer manufacture and distribute our previous two systems. We believe that the UAV industry is currently in the early stages of development and has significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge and gain traction as new growth platforms in the future, creating market opportunities. The success we have achieved with our current products stems from our ability to invent and deliver advanced solutions, utilizing our proprietary technologies that help our farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our core technological capabilities include a lightweight, laminated Styrofoam shell that allows our UAVs to encounter challenging flying conditions such as wind, a camera with a proprietary index filter, a rugged foot launcher, and high end software through our strategic partners that automates drone flights and provides geo-referenced data.

We believe the success that has been achieved with our products, stems from its ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. The company’s core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data.

We invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data. Our UAV, often referred to as a “flying wing,” is an advanced fixed wing model UAV. We design all of our UAVs to be man-portable, thereby allowing one person to launch and operate them through a hand-held control unit or tablet. All of our UAVs are electrically powered, weigh approximately four to six pounds fully loaded, are capable of flying over approximately 400 acres (roughly 60 minutes of airtime) per flight from their launch location, and are configured to carry a camera with our NIR filter that uses near infrared images to capture crop data.

In November 2017, we entered into a multi-agreement arrangement with Agribotix, LLC (“Agribotix”), headquartered in Boulder, Colorado, a leading agricultural information processing company providing actionable data to the agriculture industry. See Note 5 for further details about the transaction.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include, but are not limited to: collectability of receivables, realizability of inventories, warranty accruals, valuation of share-based transactions, and valuation of deferred tax assets. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

See Note 2 in the accompanying unaudited financial statements for a listing of our critical accounting policies.

Results of Operations

For the Three Months ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, we recorded revenues of $29,191 compared to revenues of $35,199 for the same period in 2017, representing a17% decrease. The decrease was due to a shift in the drone industry from do-it-yourself, early adopter farmers to a more services oriented model whereby independent agronomists provided prescriptions for the application of chemicals based on data they collect through aerial imagery and drones. The Company is in the process of addressing this change in the market through strategic acquisitions and the launch of a service oriented model now possible due to the recent infusion of operating capital and significant reduction of debt.

For the three months ended March 31, 2018 and 2017, cost of sales totaled $23,798 and $12,431, respectively resulting in an increase of 91%. For the three months ended March 31, 2018, and 2017 we had a gross profit of $5,394 or 18% and $22,768 or 65% resulting in a decrease of our profit margins of 71%. The increase in our costs of sales resulted in a decrease in our gross margin in comparison to the comparable prior periods due to parts considered to be slow-moving such as newer sensors, cameras and other parts for the planes being sold at a discount.

We recorded total operating expenses of $196,541 and $158,831, respectively, for the three months ended March 31, 2018 and 2017, resulting in an 24% increase. For the three months ended March 31, 2018 and 2017 we recorded $150,585 and $85,972 in professional fees, respectively resulting in an 75% increase. The increase is mainly due to more professional fees related to legal, accounting and consulting services in connection with the reverse merger completed on March 26, 2018. The professional fees increase was offset by general and administrative expenses that were $40,853 in the current period versus $66,791 in the comparable prior period representing a decrease of 39%. This was mainly due to a reduction in payroll related expenses due to a decrease in employees.

Other income (expense) for the three months ended March 31, 2018 and 2017 was $15,065 and $4,654, respectively, the increase was mainly due to termination costs liabilities that were recorded in prior periods that were discounted significantly once the final payments were made to the dealers. As a result of entering into the 2016 non-exclusive distributor agreement for the U.S. and Canada a trigger of termination clauses for other existing dealer agreements took effect resulting in the buyback and conversion of various systems at the cost of AgEagle. All liabilities have been satisfied in connection with this clause therefore all the liabilities accrued were reversed into other income.

Interest expense for the three months ended March 31, 2018 and March 31, 2017 was $27,414 and $41,171, respectively. The decrease is mainly due to the conversion of all debt as of the date of the merger with EnerJex except for the promissory note assumed as a result of the merger and the amortization of debt discounts in 2017 totaling $18,621.

Our net loss was $203,497 and $172,580 for the three months ended March 31, 2018 and 2017, respectively. This represents a $30,917 or 18% increase from our net loss in the prior period mainly due to less professional, consulting, accounting and legal expenses and dealer terminations costs for both the three months ended March 31, 2018 and 2017.

Cash Flows

March 31, 2018 compared to December 31, 2017

Cash on hand was $3,466,745 at March 31, 2018 compared to the $35,289 at December 31, 2017, an increase of $3,431,456. Cash used in operations for the three months ended March 31, 2018 was $(769,799) compared to $(168,634) of cash used in operations for the three months ended March 31, 2017. The increase was driven mainly by a significant amount of accounts payable assumed by us of $860,812 from EnerJex in connection with the merger and a payment to Agrobotix of $35,000 related to the investment. As we had an increase in our use of cash for operations of $(572,945) as of March 31, 2018 in comparison to our use of cash as of March 31, 2017 of $(18,331).

Cash provided by investing activities during the three months ended March 31, 2018 was $221,255 compared to cash used in investing activities during the three months ended March 31, 2017 of $12,775, the increase was mainly due to the $265,255 of cash acquired in connection with the merger of EnerJex.

Cash provided by financing activities during the three months ended March 31, 2018 was $3,980,000 compared to $190,000 as of March 31, 2017. This was as a result of $4,000,000 net of $20,000 in fees invested in the company in exchange for common and preferred shares.

Liquidity and Capital Resources

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. The Series C Preferred Stock is convertible into 2,612,245 shares of our common stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our common stock.

Each share of Series C Preferred Stock is convertible into a number of shares of our common stock equal to the quotient determined by dividing (x) the stated value of $1,000 per share, by (y) a conversion price of $1.53. Until the volume weighted average price of our common stock on NYSE exceeds $107.50 with average trading volume of 200,000 shares per day for ten consecutive trading days, the conversion price of our Series C Preferred Stock is subject to full-ratchet, anti-dilution price protection. Under that provision, if, while that full-ratchet, anti-dilution price protection is in effect, we issue shares of our common stock at a price per share (the “Dilutive Price”) that is less than the conversion price, then the conversion price of our Series C Preferred Stock is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of shares of common stock at a Dilutive Price, the Series C Preferred Stock would be convertible into a greater number of shares of our common stock.

The Series C Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.,

As of March 31, 2018, we had working capital of $2,877,534 and a loss from operations of $203,497 for the period then ended.  While there can be no guarantees, we believe cash on hand, in connection with cash from operations and this offering, will be sufficient to fund operations for the next year of operations.  In addition, we intend to pursue other opportunities of financing with outside investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2018, our internal control over financial reporting was effective.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We previously disclosed on a Current Report on Form 8-K filed on March 29, 2018, the sale and issuance of 4,626 shares of Series C Preferred Stock, which issuance was pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.

There were no Company repurchases of our common stock during the three month period ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial officer and principal accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgEagle Aerial Systems, Inc.

By:	/s/ Bret Chilcott
Bret Chilcott
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer
(Principal Financial and Accounting Officer)