Form 10-Q
period 2018-06-30
AgEagle Aerial Systems Inc.
filed 2018-08-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

YES ☒ NO ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, $.001 par value	10,289,001

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	As of
	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$2,560,062	$35,289
Accounts receivable	6,362	255
Inventories	132,314	158,632
Prepaid expense	117,159	3,384
Total current assets	2,815,897	197,560

Property and equipment, net	30,400	38,703
Investment in unconsolidated investee	1,079,648	75,000
Total assets	$3,925,945	$311,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$381,174	$426,154
Accrued expenses	26,482	59,354
Accrued interest	2,337	185,335
Payroll liabilities	5,328	5,521
Convertible notes payable	—	1,160,005
Promissory note	93,215	—
Promissory notes – related party	—	131,050
Total current liabilities	508,536	1,967,419
Total liabilities	508,536	1,967,419

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock Series B, $0.001 par value, 1,764 shares authorized, 0 shares issued and outstanding at June 30, 2018	—	—
Preferred stock Series C Convertible, $0.001 par value, 10,000 shares authorized, 6,507 shares issued and outstanding at June 30,2018	7	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 10,164,001 shares issued and outstanding at June 30, 2018	10,164	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,200,000 shares issued and outstanding at December 31, 2017	—	420
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Additional paid-in capital	7,919,354	1,939,832
Accumulated deficit	(4,512,116)	(3,596,408)
Total stockholders’ equity (deficit)	3,417,409	(1,656,156)
Total liabilities and stockholders’ equity (deficit)	$3,925,945	$311,263

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues	$24,517	$47,192	$53,707	$82,391
Cost of sales	18,174	36,905	41,971	43,183
Gross Profit	6,343	10,287	11,736	39,208

Operating Expenses:
Selling expenses	27,005	8,376	36,460	14,850
General and administrative	233,797	75,999	269,823	142,625
Professional fees	426,210	15,578	576,795	101,550
Consulting fees – related party	1,000	6,397	1,000	7,992
Research and development	—	1,563	476	5,880
Total Operating Expenses	688,012	107,913	884,554	272,897
Loss from Operations	(681,669)	(97,626)	(872,818)	(233,689)

Loss on Investment from Unconsolidated Investee	(30,352)	—	(30,352)	—

Other Income (Expenses):
Other income	1,645	535	16,711	5,189
Interest expense	(1,834)	(36,383)	(29,248)	(77,554)
Total Income (Expenses), Net	(189)	(35,848)	(12,537)	(72,365)
Loss Before Income Taxes	(712,210)	(133,474)	(915,707)	(306,054)
Provision for income taxes	—	—	—	—
Net Loss	$(712,210)	$(133,474)	$(915,707	$(306,054)

Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.03)	$(0.10)	$(0.07)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	10,044,454	4,200,000	9,440,717	4,200,000

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,707)	$(306,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,304	9,452
Loss on investment from unconsolidated investee	30,352	—
Stock-based compensation	24,514	6,397
Shares issued in exchange for professional services	135,600	—
Warrants issued with convertible promissory note	—	4,927
Accretion for debt discounts, warrants and issuance costs	—	25,000

Changes in assets and liabilities:
Accounts receivable	(6,107)	12,210
Inventories	26,318	1,225
Prepaid expenses and other assets	(113,775)	805
Accounts payable	(865,508)	41,897
Accrued liabilities	(32,872)	(84,861)
Accrued interest	25,577	45,985
Accrued payroll liabilities	(194)	(2,966)
Net cash used in operating activities	(1,683,498)	(245,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	256,255	—
Investment in unconsolidated investee	(35,000)	—
Purchases of fixed assets	—	(12,775)
Net cash provided by (used in) investing activities	221,255	(12,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes payable	—	248,050
Payments on note payable	(32,342)	—
Shares repurchased from shareholder	(210,642)	—
Issuance of common stock and Series C convertible preferred stock in connection upon merger, net of $20,000 in fees	3,980,000	—
Sale of Series C convertible preferred stock	250,000	—
Net cash provided by financing activities	3,987,016	248,050

Net increase (decrease) in cash	2,524,773	(10,708)
Cash at beginning of period	35,289	15,887
Cash at end of period	$2,560,062	$5,179

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger:
Cash	$256,255	$—
Accounts payable	(950,258)	—
Net liabilities assumed	$(694,003)	$—
Issuance of common stock for investment made in unconsolidated investee	$1,000,000	$—
Conversion of Series B and C preferred stock into common stock	$412	$—

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems, Inc. (the “Company” and/or “AgEagle”) designs, produces, distributes and supports technologically-advanced small unmanned aerial vehicles (UAVs or drones) that the Company offers for sale commercially to the precision agriculture industry. Additionally, the Company recently announced a new service offering using its UAVs and associated data processing services for the sustainable agriculture industry. The Company’s first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System. As the Company improved and matured its products the Company launched the RX-60 and subsequently its current products, the RX-47 and RX-48. In February 2016, the Company signed a worldwide distribution agreement with Raven Industries, Inc. (“Raven”) under which Raven would purchase the RX-60 for the agriculture markets for resale through their network of dealers worldwide. The first shipment of our RX-60 system to Raven occurred in March 2016. In 2017, the Company amended its agreement with Raven to make it non-exclusive and to allow the Company to sell its products directly into the market. As a result, the Company began selling its products directly to farmers and agronomists and the Company does not anticipate sales to, or through Raven in the near future.

The Company believes the success it has achieved with its products, stems from its ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. The Company’s core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data. Research and development activities are integral to the Company’s business and it follows a disciplined approach to investing our resources to create new technologies and solutions.

The Company is headquartered in Neodesha, Kansas 66757. Its website address is http://www.ageagle.com.

Corporate History; Recent Business Combination

On March 26, 2018 (the “Merger Date), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and our wholly-owned subsidiary, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as its wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company changed its name to AgEagle Aerial Systems Inc. and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” The Company’s common stock continues to trade on the NYSE American under its new symbol “UAVS” since March 27, 2018.

Prior to the merger, the Company was formerly known as Millennium Plastics Corporation and was incorporated in the State of Nevada on March 31, 1999. In August 2006, the Company acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After such merger, Midwest Energy became a wholly-owned subsidiary, and as a result of such merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. The Company changed its name to EnerJex Resources, Inc., (“EnerJex”) in connection with this merger, and in November 2007, it changed the name of Midwest Energy (one of our wholly-owned subsidiaries) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of its operations conducted prior to this merger were through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). The Company’s leasehold interests were held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

In November 2017, AgEagle Sub entered into a multi-agreement arrangement with Agribotix, LLC (“Agribotix”), headquartered in Boulder, Colorado, a leading agricultural information processing company providing actionable data to the agriculture industry. See Note 5 for further details about the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to SEC rules and regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2018 and December 31, 2017, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with AgEagle Sub’s, AgEagle Aerial, Inc.’s audited financial statements and management’s discussion and analysis for the years ended December 31, 2017 and 2016 included as part of the Form 8-K filed by the Company on March 29, 2018.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of June 30, 2018 and December 31, 2017.

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

Provisions for Inventory Obsolescence – The Company has a provision for estimated obsolescence and shrinkage of inventory as of June 30, 2018 of $19,285. Our estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and our historical experience. If demand for a product declines or a change in the features of our products changes the components required to build it is reasonably likely that circumstances may cause the estimate to change, which would result in additional charges to net income.

Research and Development - The Company expenses research and development costs during the period incurred, which totaled $0 and $476 for the three and six months ended June 30, 2018, respectively and $1,563 and $5,880 for the three and six months ended June 30, 2017, respectively.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Shipping Costs - Shipping costs for the three and six months ended June 30, 2018 totaled $2,548 and $1,597, respectively and $1,904 and $2,553 for the three and six months ended June 30, 2017. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold in shipments of operations.

Revenue Recognition and Concentration

The Company generally recognizes revenue on sales to customer, dealer and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, the Company recognizes revenue when the goods are pulled from consignment inventory. The Company generally ships FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and quantity of drones being purchased. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit on each drone ordered.

The Company has executed one significant non-exclusive worldwide distributor agreement in 2016 and a dealer agreement whereby the dealer and distributor agreed to purchase AgEagle drones and other related products. In 2017, the Company amended its agreement with Raven to make it non-exclusive and to allow the Company to sell its products directly into the market. Only the non-exclusive worldwide distributor has the right of return within twelve months of purchase up to a certain percentage of the annual sales volume less a restocking fee. As of June 30, 2018, no sales of the Company are subject to this right of return clause per the distributor agreement.

Sales concentration information for customers comprising more than 10% of our total net sales such customers is summarized below:

	Percent of total sales for six months ended June 30,
Customers	2018	2017
Customer A	17.2%	*
Customer B	15.1%	*
Customer C	13.1%	*
Customer D	10.6%	*
Customer E	10.1%	*
Customer F	*	12.8%
Customer G	*	10.6%
Customer H	*	10.6%
*- Represents less than 10% of total revenue

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENS CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs amounted to $483 and $1,389 for the three and six months ended June 30, 2018 and 2017, respectively and $5,043 and $ 6,078 for the three and six months ended June 30, 2017, respectively.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2018, the Company had 828,200 warrants and 1,246,329 options to purchase common stock, and 6,257 Preferred Series C shares which may be converted into 4,214,672 common shares. As of June 30, 2017, the Company had 498,000 warrants and 207,500 options to purchase common stock, and 1,544,869 potential convertible shares which may be issued resulting from the provisions of convertible notes.

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

Recently Issued and Adopted Accounting Standards - In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for purposes of the Company’s sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point time, as defined in the new ASU.  Accordingly, the Company recognizes revenue for these customers at the point in time when the Company’s performance obligation is complete, which is when the customer accepts delivery of the drone. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

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

Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2018	December 31, 2017

Raw materials	$98,739	$106,569
Work-in-process	30,997	34,850
Finished goods	21,864	32,582
Gross Inventory	151,600	174,001
Less obsolete reserve	(19,286)	(15,369)
Total	$132,314	$158,632

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	June 30, 2018	December 31, 2017

Property and equipment	$108,664	$108,664
Less accumulated depreciation	(78,264)	(69,961)
	$30,400	$38,703

Depreciation expense for the three and six months ended June 30, 2018 was $4,151 and $8,304, respectively and for the three and six months ended June 30, 2017 was $5,295 and $9,452, respectively.

Note 5 —Investment in Unconsolidated Investee

In November 2017, AgEagle Sub entered into a multi-agreement arrangement with Agribotix, LLC (“Agribotix”), headquartered in Boulder, Colorado, an agricultural information processing company providing actionable data to the agriculture industry.  Agribotix’s platform delivers agricultural intelligence to increase yields and profits using drone-enabled technologies. Agribotix was founded in 2013 by Dr. Tom McKinnon, its Chief Technology Officer.

The Company believes that developing a strong working relationship with Agribotix will benefit the Company and its shareholders by developing important vertically integrated products and services.  Agribotix’s primary product is FarmLens™, a subscription cloud analytics service that processes data, primarily collected with a drone such as the Company’s, and makes such data usable by farmers and agronomists. FarmLens is currently sold by Agribotix as a subscription and offered either standalone or in a bundle with major drone platforms manufactured by leading drone providers like AgEagle, DJI, and senseFly.

Agribotix extends the reach of its FarmLens platform by partnering with and directly integrating into offerings by leading agricultural companies like John Deere’s Operations Center and The Climate Corporation’s FieldView.  To date, Agribotix has processed agricultural imagery for over 50 different crop types from over 50 countries around the world.

The agreements reached between the Company, through AgEagle Sub, and Agribotix include:

•	Dealer Agreement whereby the Company appointed Agribotix as a non-exclusive dealer of the Company’s products on a worldwide, best efforts basis. The term of the agreement is for twelve months with marketing and sales commencing on or after January 1, 2018, and automatically renews for one-year periods unless otherwise terminated. Either party may terminate the agreement with 30 days’ written notice. Both parties agree to provide standard reporting and support services. Agribotix is required to maintain proper insurance and is obligated to standard confidentiality clauses. The Company has the right to audit Agribotix on an annual basis for its business under this agreement. Both parties agreed to standard indemnification clauses.

•	Distribution and Resale Agreement whereby Agribotix appointed the Company as a non-exclusive distributor of Agribotix products and analytic services including FarmLens on a worldwide, best efforts basis. The term of the agreement is for twelve months and automatically renews for one-year periods unless otherwise terminated. Either party may terminate the agreement with 90 days’ written notice. Both parties agree to provide standard reporting and support services. The Company is required to maintain proper insurance and is obligated to standard confidentiality clauses. Both parties agree to standard indemnification clauses.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 5 —Investment in Unconsolidated Investee - Continued

•	Exchange Agreement whereby, to further align interests between the parties, AgEagle Sub exchanged 200,000 shares of the Company’s common stock it received in the Merger (equal to an aggregate value of $1,000,000) for 20% of the equity membership interests of Agribotix. The shares did not affect the Merger exchange ratio, and therefore was not additionally dilutive to the Company’s shareholders.

•	As part of the signing of the exchange agreement three promissory notes totaling $110,000 with a 6% per annum interest payable that were executed between Agribotix and AgEagle Sub in exchange for exclusive dealing until the later of 120 days after the signing date, or the termination date as defined per the exchange agreement has been recorded on the Company’s balance sheet as part of the Company’s investment in unconsolidated investee as of the date of close of the Merger Agreement.

The Company accounts for its investment in Agribotix using the equity method of accounting. The difference between the fair value of the Company’s investment, and the amount of underlying equity in the net assets of Agribotix, totaling approximately $445,108 is accounted for as if Agribotix was a consolidated subsidiary and all identifiable assets, including goodwill and identifiable intangibles, were recorded at fair value and amortized, with this amortization recorded in “memo” and included in the Company’s portion of earnings of Agribotix. Condensed unaudited summary financial information for Agribotix LLC as of June 30, 2018 and for the three amonths ended June 30, 2018 is as follows:

June 30, 2018
(Unaudited)
ASSETS
Cash	$42,388
Accounts receivable	21,325
Property and equipment	7,019
Inventories	8,400
Prepayments	1,976
Marketable securities in the Company’s at fair value	364,000
Total assets	$445,108

LIABILITIES AND MEMBERS' DEFICIT
Accounts payable and accrued expenses	$125,019
Deferred revenue	15,079
Debt	2,014,149
Members' deficit	(1,709,139)
Total liabilities and members' deficit	$445,108

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 5 —Investment in Unconsolidated Investee - Continued

For the Three Months Ended June 30, 2018
(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$107,290
Cost of sales	63,782
Gross profit	43,508
Operating expenses	142,420
Operating loss	(98,912)
Other expense	(38,000)
Net loss	(136,912)
Amortization of “memo” intangible assets	(14,848)
Total adjusted net loss	(151,760)
Unrealized loss on Company’s common stock	(502,000)
Comprehensive loss	$(653,760)
Ownership interest	20%
Share of adjusted net loss	$(30,352)

Note 6 — Debt

Convertible Notes Payable

On May 6, 2015, the Company closed a private placement pursuant to a subscription agreement whereby two institutional investors (the “2015 Holders”) purchased convertible notes having an aggregate principal amount of $500,000, convertible into common stock of the Company at $2.00 per share and maturing on November 6, 2016. Interest on the notes accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. On or about March 4, 2016, the Company and the 2015 Holders entered into extension and modification agreements whereby the 2015 Holders agreed to extend the maturity date of the notes to November 6, 2016, and permanently waive all rights and remedies, of whatever nature, with respect to the various defaults that occurred under this subscription agreement and notes, including, without limitation, (I) the Company’s failure to become a public SEC reporting company on or before September 30, 2015, (ii) the Company’s failure to pay interest on the notes, and (iii) modifying and waiving certain participation rights in future financings. For the three months ended March 31, 2018 and 2017, the Company recorded $9,111 and $10,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $500,000 and its accrued interest of $114,556 were converted at $1.25 per share into 814,381 shares of common stock.

On June 6, 2016, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2016 Holder”) purchased a convertible note having a principal amount of $300,000, convertible into common stock of the Company at $3.00 per share and maturing on June 30, 2017. Interest on the note accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $5,467 and $6,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $300,000 and its accrued interest of $42,933 were converted at $1.25 per share into 454,440 shares of common stock.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 6 — Debt - Continued

On February 3, 2017, the Company closed a private placement pursuant whereby a bridge loan (the “2017 Note A”) agreement was executed with an accredited investor (the “2017 Holder Note A”) to purchase a convertible promissory note with an aggregate principal amount of $175,000, an original issue discount of $25,000, convertible into common stock of the Company at $2.50 per share and maturing 90 days following issuance, or May 4, 2017. After payment of a finder’s fee and other expenses, the Company received net proceeds of $101,250. In addition, the Company also issued to the 2017 Holder Note A warrants to purchase 200,000 shares of the Company’s common stock at an exercise price per share of $2.50. To the extent the entire unpaid principal balance of the note is not paid in full on the maturity date, (i) interest on the unpaid principal balance will accrue from the maturity date at the rate of 18% per annum, and will continue until the date the note is paid in full, and (ii) the Company will issue to the 2017 Holder Note A an additional warrant to purchase 100,000 shares of common stock for each ninety (90) calendar day period that the unpaid principal balance of the note and any accrued interest is not paid in full by such date. Upon conversion the Company had issued an additional 300,000 warrants to purchase shares resulting from the default of the loan.

For the three months ended March 31, 2018 and 2017, the Company recorded $7,077 and $4,833 of interest expense, respectively. As of the date of the merger March 26, 2018, the principal amount of the promissory note of $175,000 and its accrued interest of $35,642 were converted at $2.50 per share into 139,567 shares of common stock.

On July 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note B”) purchased a convertible note having a principal amount of $100,005, convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $1,822 of interest expense. As of the date of the Merger Date, the principal amount of the promissory note of $100,005 and its accrued interest of $5,600 were converted at $1.25 per share into 139,943 shares of common stock.

On September 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note C”) purchased a convertible note having a principal amount of $35,000, convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $638 of interest expense. As a date of the Merger Date, the principal amount of the promissory note of $35,000 and the accrued interest of $1,369 were converted at $1.25 per share into 48,194 shares of common stock.

On October 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor purchased a convertible note having a principal amount of $50,000, (the “2017 Note D”) convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $911 of interest expense. As a date of the Merger Date, the principal of $50,000 and the accrued interest of $1,722 were converted at $1.25 per share into 68,540 shares of common stock.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 6 — Debt - Continued

Promissory Notes - Related Parties

On December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to a related party. On January 24, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $30,000 to the same related party. On June 14, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $16,050 to the same related party. All three promissory notes (the “Related Party Notes A”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note A holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,386 and $870 of interest expense, respectively. As of the date of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of common stock.

On March 5, 2017, the Company issued a promissory note with an aggregate principal amount of $10,000 to a related party. On May 15, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $10,000 to the same related party. On June 15, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $32,000 to the same related party that is part of management of the Company. On July 25, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $3,000 to the same related party that is part of management of the Company with the amended terms agreed to on August 1, 2017 per the modification agreement. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and mature on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note B holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,002 and $37 of interest expense, respectively. As of the date of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of common stock.

As of the date of the Merger Date, all the AgEagle common shares issued in connection with conversion of debt noted above were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share into a total of a series of EnerJex common stock of 787,891 shares and 1,631 of Series C preferred shares.

As part of the liabilities acquired from EnerJex the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 26, 2019. The total amount outstanding as of June 30, 2018 was $95,552 and accrued interest of $2,337. The Company recorded interest of $1,834 for the three and six months ended June 30, 2018.

 AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 7 – Equity

Capital Stock Issuances

As a result of the Merger all the holders of the Company’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 896,640 shares of the Company’s common stock. The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) remains outstanding, and 1,623.79 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are now convertible into 1,060,432 shares of the Company’s common stock. Furthermore, an additional 5,050.60 shares of Series C Preferred Stock, convertible into 3,298,348 shares of the Company’s common stock, were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”) and the conversion and retirement of $425,000 in the Company’s promissory notes due and owing to such holder.

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

On April 16, 2018, Alpha Capital Anstalt converted 8.25 shares of Series B Preferred Stock, at a conversion price of $1.53 representing the last outstanding Series B shares, into 5,388 shares of common stock.

During the month of April 2018 Alpha capital Anstalt converted 621.86 shares of Series C Preferred Stock into 406,129 shares of common stock at a conversion price of $1.53.

On May 11, 2018, we issued an additional 250 shares of our Series C Convertible Preferred Stock, convertible into 163,265 shares of our common stock and received a cash payment of $250,000 for the issuance of the Series C Preferred Stock. The Series C Convertible Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Convertible Preferred Stock into more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Convertible Preferred Stock.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 7 – Equity - Continued

Options

The Board of Directors of the Company has unanimously approved a proposal to adopt and approve the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”). The Board of Directors recommended that this proposal be presented to the EnerJex shareholders for approval. The Plan became effective on March 26, 2018, the date of the Merger, and is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value.

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

On June 30, 2018, the Company issued options to purchase 49,500 shares of common stock to directors of the Company at the fair-market value exercise price of $1.82 per share expiring on June 29, 2023. The Company determined the fair-value of the options to be $62,252. In connection with the issuance of these options the Company recognized no stock compensation expense for the three and six months ended June 30, 2018 as the vesting period will commence July 1, 2018.

On March 31, 2018, the Company issued options to purchase 62,000 shares of common stock to directors and an employee of the Company at the fair-market value exercise price of $4.33 per share expiring on March 30, 2023. The Company determined the fair-value of the options to be $156,258. In connection with the issuance of these options the Company recognized $19,932 stock compensation expense for the three and six months ended June 30, 2018 as the vesting period will commenced April 1, 2018.

On October 4, 2017, AgEagle Sub issued options to purchase 927,774 shares of common stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors for the three and six months ended June 30, 2018, the Company recorded $2,491 and $4,982, respectively of stock compensation expense.

On March 1, 2015, AgEagle Sub entered into a strategic consulting agreement with a related party and granted 207,055 stock options exercisable over five years from the grant date at an exercise price per share of $2.60. On October 4, 2017, AgEagle Sub held a board meeting to approve the modification of the existing 207,055 options to purchase common stock from an exercise price of $2.60 to $0.06 per share. These options were assumed by the Company in the Merger. In connection with these options the Company recognized no stock compensation expense for the three and six months ended June 30, 2018.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 7 — Equity – Continued

The fair value of options granted during the three months and six months ended March 31, 2018, were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the six months ended June 30, 2018 were as follows:

	For the three months ended	For the three months ended
	March 31, 2018	June 30, 2018
Dividend yield	0%	0%
Expected life	3.5 yrs.	3.5 yrs.
Expected volatility	77.03%	78.66%
Risk-free interest rate	2.81%	2.68%

A summary of the options activity for the six months ended June 30, 2018, are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	111,500	2.93	5.0 years	—
Outstanding at June 30, 2018	1,246,330	$0.32	7.8 years	$—
Exercisable at end of the year	851,088	$0.09	7.6 years	$—

For options granted in 2018, the fair value of the Company’s stock was obtained per the close of market as of June 30, 2018. The future expected stock-based compensation expense expected to be recognized in future years is $211,433 through June 30, 2020.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2018 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 8 – Warrants to Purchase Common Stock

As of June 30, 2018, the Company had outstanding, in connection with the issuance of debentures in the prior year, warrants to purchase 828,221 shares of the Company’s common stock at an exercise price of $1.51. All warrants outstanding as of June 30, 2018 are scheduled to expire between February 2, 2024 and October 31, 2024.

A summary of activity related to warrants for the six months ended June 30, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2017	828,221	$1.51	—
Outstanding at June 30, 2018	828,221	$1.51	6.10
Exercisable at June 30, 2018	828,221	$1.51	6.10

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 9 – Commitments and Contingencies

 Operating Leases

The Company leases office space in Neodesha, Kansas for $300 a month. The lease terminates on September 30, 2018 with no option to renew unless approved by the city commission of Neodesha. Rent expense was $1,800 and $1,800 for the six months ended June 30, 2018 and 2017, respectively.

Service Agreements

The Company provides a one-year warranty for all units sold to a customer through their exclusive dealer agreement that is included in the price of the product. Based on historical experience, the Company has recorded as an estimate for the warranty accrual expense of $424 for the six-month ended June 30, 2018 and $220 for the six months ended June 30, 2017 which represents approximately 1% of sales revenue for the year. The warranty accrual will remain until the product contractual warranty period is over or the Company is required to perform product maintenance on the product as contractually required.

Merger Agreement

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems, Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, the Company is now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 9 – Commitments and Contingencies - Continued

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

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three months ended June 30, 2018.

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

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of, Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses.  For the three and six months ended months ended June 30, 2018 Premier Financial Filings provided services to the Company resulting in fees of $3,055 and accounts payables of $1,475 as of June 30, 2018.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 11 – Subsequent Events

Appointment of Board Member and CEO

On July 10, 2018, the Company appointed Corbett Kull as an independent director to serve on the company’s board of directors (the “Board”). Mr. Kull’s appointment fills a vacancy on the Board.

As compensation for his services as an independent director, Mr. Kull shall receive an initial grant of 41,250 stock options at an exercise price of $1.77 per share (the “Initial Grant”). The Initial Grant is exercisable for a period of five years and vests in equal quarterly installments over a one-year period from the date of grant. In addition, Mr. Kull will receive a quarterly grant of 16,500 with an exercise price at the current market price of the Company’s common stock at the time of issuance (the “Quarterly Options”). The Quarterly Options are exercisable for a period of five years from the date of grant and vest in equal quarterly installments over a period of two years from the date of grant.

Effective as of July 18, 2018, Mr. Barrett Mooney joined the Company, as Chief Executive Officer. Mr. Bret Chilcott, founder of the Company, stepped down as Chief Executive Officer, but will remain with the Company as President and Chairman of the Board.

Pursuant to an employment offer letter dated July 9, 2018, Mr. Mooney will receive as compensation for his services as Chief Executive Officer a base salary of $220,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Board, in its sole discretion. Mr. Mooney received an initial grant of 75,000 shares of restricted common stock of the Company which is fully vested. Mr. Mooney shall also be eligible to receive an award of 75,000 shares of restricted common stock of the Company which shall fully vest as of January 1, 2019 if, and only if, the stock price of the Company reaches $3.55 per share and the closing price per share is at or above such price at the end of the day on January 1, 2019.

In addition, Mr. Mooney is eligible to receive an award of 20,000 nonqualified stock options under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) upon securing one sustainability pilot program on or before October 31, 2018, and an additional award of 30,000 nonqualified stock options under the Equity Plan upon securing a second sustainability pilot program on or before January 31, 2019. Both awards shall provide for immediate vesting and exercisability at an exercise price equal to the fair market value of the Company’s shares of common stock underlying the options as of the date of grant. Mr. Mooney will also be eligible receive an award of up to 55,000 nonqualified stock options under the Equity Plan based upon the results of his annual performance review in the first quarter of 2019.

Shares Issued

In connection with an investor relations agreement, dated April 4, 2018, the Company issued 60,000 shares of its common stock to the investor relations firm, and its affiliates, and agreed to register such shares on its next registration statement (the “Registration Rights”). On July 24, 2018 in connection with the filing of the Company’s registration statement on form S-1, a waiver of the Registration Rights was obtained from the investor relationship firm in exchange for 125,000 additional shares, which were issued and approved by the Board.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Note 11 – Subsequent Events - Continued

Asset Purchase Agreement

On July 25, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Eagle Aerial Systems, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, the Company shall, upon the closing, acquire all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement (the “Purchased Assets”). At closing, the Company shall also assume certain liabilities under various third party contracts, accounts payable and indebtedness pursuant to the terms of the Purchase Agreement. The Company anticipates that the closing of the transaction will occur within the next 30 days in accordance with the terms of the Purchase Agreement, subject to the closing conditions described therein.

The consideration for the Purchased Assets includes the following to be made at closing: (a) a cash payment of $150,000 (of which $110,000 was previously paid), (b) 200,000 shares of common stock of the Company (the “Common Stock”) at a value of $5.00 per share (all of which shares were issued to the Seller pursuant to an exchange agreement between the Company and the Seller dated as of November 20, 2017), (c) an amount payable at closing equal to the sum of: (i) the number of shares of Common Stock that is calculated by dividing $1,000,000 by the average closing daily price per share of the Common Stock on the NYSE, for each of the 20 trading days ending on the date immediately preceding the closing date (the “Average Price”), provided that in no event shall the Average Price be less than $2.00 (the “Closing Shares”); and (ii) $450,000 in cash.

In addition, the Seller shall pay an amount on the 90th day following the closing equal to the sum of: (i) the number of shares of Common Stock that is calculated by dividing $2,000,000 by the Average Price (calculated as if the 20-trading day period ends on the 89th day following the closing), provided that in no event shall the Average Price be less than $2.00 (the “Post-Closing Shares”); and provided further that in the event that the Average Price so calculated is more than the Average Price calculated in the preceding paragraph, the Average Price shall be the Average Price calculated as set forth in the preceding paragraph); and (ii) $400,000 in cash.

If revenue of the business for the one year period ending on the first anniversary of the closing date is at least $1,000,000, plus the Capital Investment Multiplier (as defined below), then the Seller shall earn the number of shares of Common Stock that is calculated by dividing $250,000 by the Average Price (calculated as if the 20–trading day period to which reference is made above ends on such first anniversary), provided that in no event shall the Average Price be less than $2.00. “Capital Investment Multiplier” means 1.5 times the amount of capital invested by the Company or its affiliates in the Seller to support and advance the business, inclusive of loans or other investments provided to Seller prior to the closing, less $250,000.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants obligating the Seller to continue to conduct its business in the ordinary course. In addition, the Purchase Agreement contains provisions for indemnification in the event of any damages suffered by either party as a result of, among other things, breaches of representations and warranties contained therein. An aggregate amount equal $75,000 in cash, 50% of the number of Closing Shares and 25% of the number of Post-Closing Shares shall be deposited in an escrow account with a third party escrow agent to secure the indemnification obligations of the Seller pursuant to the terms of the Purchase Agreement.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in the financial statements for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 29, 2018 (the “Form 8-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 8-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

         On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, we are now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

We are headquartered in Neodesha, Kansas, and are a manufacturer of unmanned aerial vehicles focused on providing actionable data to the precision agriculture industry. We design, produce, distribute and support technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we offer for sale commercially to the precision agriculture industry. Additionally, we recently announced a new service offering using our UAVs and associated data processing services for the sustainable agriculture industry.

Historically, AgEagle’s derived the majority of its revenue from the sale of our AgEagle Classic and RAPID Systems. However, as a result of the development of our new product, the RX-60, RX-47 and RX-48, we will no longer manufacture and distribute our previous two systems. We believe that the UAV industry is currently in the early stages of development and has significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge and gain traction as new growth platforms in the future, creating market opportunities.

In February 2016, we signed a worldwide distribution agreement with Raven Industries, Inc. (“Raven”) under which Raven would purchase the RX-60 for the agriculture markets for resale through their network of dealers worldwide. The first shipment of our RX-60 system to Raven occurred in March 2016. In 2017, we amended our agreement with Raven to make it non-exclusive and to allow us to sell our products directly into the market. As a result, we began selling our products directly to farmers and agronomists and we do not anticipate sales to, or through Raven in the near future.

The success we have achieved with our products, which we believe has carried over into the new RX-47 and RX-48, stems from our ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently.

Our core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data. We design all of our UAVs to be man-portable, thereby allowing one person to launch and operate them through a hand-held control unit or tablet. All of our UAVs are electrically powered, weigh approximately six pounds fully loaded, are capable of flying over approximately 400 acres (roughly 60 minutes of airtime) per flight from their launch location, and are configured to carry a camera with our NIR filter that uses near infrared images to capture crop data. We believe that these characteristics make our UAVs well suited for providing a complete aerial view of a farmer’s field to help precisely identify crop health and field conditions faster than any other method available.

We believe the success that has been achieved with our products, stems from its ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes, thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. Our products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of our competitors require, and our first generation product, the AgEagle Classic used to do. Our UAVs can be programmed using a tablet device to overlay a flight path over a farmer’s specific crop area. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software or SMS Software. The result is a prescription or zone map that can then be used in a field computer that can typically be found in a sprayer or applicator that has been designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy yields

Research and development activities are integral to our business and we follow a disciplined approach to investing our resources to create new technologies and solutions.

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

Results of Operations

For the Three and Six Months ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017, we recorded revenues of $24,517 compared to revenues of $47,192 for the same period in 2017, representing a 48% decrease. For the six months ended June 30, 2018 and 2017, we recorded revenues of $53,707 compared to revenues of $82,391 for the same period in 2017, a 35% decrease. The decrease was due to a shift in the drone industry from do-it-yourself, early adopter farmers to a more services oriented model whereby independent agronomists provided prescriptions for the application of chemicals based on data they collect through aerial imagery and drones. The Company is in the process of addressing this change in the market through strategic acquisitions and the launch of a service oriented model toward sustainable markets as result of the recent infusion of operating capital and significant reduction of debt.

For the three months ended June 30, 2018 and 2017, cost of sales totaled $18,174 and $36,905, respectively, a decrease of 50%. Costs of sales totaled $41,971 and $43,183, for the six months ended June 30, 2018 and 2017, respectively, reflecting a decrease in our cost of goods sold of 3%. For the three months ended June 30, 2018, and 2017 we had a gross profit of $6,343 or 26% and $10,287 or 22% representing an increase of 4% in our profit margins. For the six months ended June 30, 2018 and 2017, we had a gross profit of $11,736 or 22% and $39,208 or 48%, a decrease in our profit margins of 26%. For the three months ended June 30, 2018, our cost of sales decreased while increasing our gross margin as we did not sell our slow-moving inventory during the period and instead focused on our UAVS sales. The decrease in our gross margin and increase in our costs of goods sold for the six months ended June 30, 2018 in comparison to the comparable prior periods is due to the increase of slow-moving inventory due to the innovation of our products which resulted in raw-materials being sold at a discount such as sensors, cameras and other parts.

For the three months ended June 30, 2018, and 2017 we had a gross profit of $6,343 or 26% and $10,287 or 22% representing an increase of 4% in our profit margins. For the six months ended June 30, 2018 and 2017, we had a gross profit of $11,736 or 22% and $39,208 or 48%, a decrease in our profit margins of 26%. For the three months ended June 30, 2018, our cost of sales decreased while increasing our gross margin as we did not sell our slow-moving inventory during the period and instead focused on our UAVS sales. The decrease in our gross margin and increase in our costs of goods sold for the six months ended June 30, 2018 in comparison to the comparable prior periods is due to the increase of slow-moving inventory due to the innovation of our products which resulted in raw-materials being sold at a discount such as sensors, cameras and other parts

We recorded total operating expenses of $688,012 and $107,913, respectively, for the three months ended June 30, 2018 and 2017, resulting in an 538% increase. For the three months ended June 30, 2018 and 2017 we recorded $428,044 and $15,578 in professional fees, respectively, a 2,648% increase. The increase is mainly due to more professional fees related to legal, accounting and consulting services in connection with the Merger completed on March 26, 2018 and the on-going expenses related to us being publicly traded such as legal, audit and consulting services. General and administrative expenses also increased 208% as we had $233,797 of expenses for the current period versus $75,999 in the comparable prior period. This was mainly due to an increase in salaries, financial service fees, investor relations costs and stock compensation expense due to the issuance of shares and options to directors and employees. Lastly included in operating expenses was selling costs that increased 222% to $27,005 versus $8,377 in the prior comparable period due to attendance to various trade shows in that propel our sustainable market initiatives.

We recorded total operating expenses of $884,544 and $272,897, respectively, for the six months ended June 30, 2018 and 2017, a 224% increase. For the six months ended June 30, 2018 and 2017 we recorded $578,629 and $101,550 in professional fees, respectively, a 470% increase. The increase is mainly due to more professional fees related to legal, accounting and consulting services in connection with the reverse merger completed on March 26, 2018 and the on-going expenses related to us being publically traded such as legal, audit and consulting services. General and administrative expenses also increased 89% as we had $269,823 of expenses for the current period versus $142,625 in the comparable prior period. This was mainly due to an increase in salaries, financial service fees, investor relations costs and stock compensation expense due to the issuance of shares and options to directors and employees. Lastly included in operating expenses was selling costs that increased 146% to $36,460 versus $14,850 in the prior comparable period due to attendance to various trade shows in that propel our sustainable market initiatives.

Other income for the three months ended June 30, 2018 and 2017 was $(189) and $(35,848), respectively representing a 99% decrease and $16,711 and $5,189, respectively for the six months ended June 30, 2018 and 2017, representing a 83% decrease. The other income is a result of dealer termination costs being accrued in prior periods that were reversed as a result of all liabilities having been satisfied.

Interest expense for the three months ended June 30, 2018 and 2017 was $0 and $36,383, respectively and $27,414 and $77,554, for the six month ended June 30, 2018 and 2017, respectively. The decrease is mainly due to the conversion of all debt as of the date of the merger with EnerJex except for the promissory note assumed as a result of the merger and the amortization of debt discounts in 2017 totaling $18,621 that was not recorded in 2018.

Our net loss was $712,210 and $133,474 for the three months ended June 30, 2018 and 2017, respectively and $915,707 and $306,054, for the six month ended June 30, 2018 and 2017, respectively. This represents a $578,736 or 434% increase for the three months ended June 30, 2018 and $609,653 or 199% increase for the six months ended June 30, 2018 and 2017. Overall the increase in net loss is due to more costs and less sales and the recording of the loss from the unconsolidated investee of $30,352.

Cash Flows

June 30, 2018 compared to December 31, 2017

Cash on hand was $2,560,062 at June 30, 2018 compared to the $35,289 at December 31, 2017, an increase of $2,524,773. Cash used in operations for the six months ended June 30, 2018 was $(1,683,498) compared to $(245,983) of cash used in operations for the six months ended June 30, 2017. The increase was driven mainly by a significant amount of accounts payable assumed by us in the amount of $950,258 from EnerJex in connection with the Merger and added insurance expenses that were prepaid of $ 101,282. We also recorded non-cash expenses of $135,600 for stock issued in exchange for services and investment in unconsolidated investee of $30,352.

Cash provided by investing activities during the six months ended June 30, 2018 was $221,255 compared to cash used in investing activities during the six months ended June 30, 2017 of $12,775, the increase was mainly due to the $265,255 of cash acquired in connection with the Merger and . a payment to Agribotix of $35,000 related to the investment made in Agribotix..

Cash provided by financing activities during the six months ended June 30, 2018 was $3,987,016 compared to $248,050 as of June 30, 2017. This was as a result of $4,000,000 net of $20,000 in fees invested in the company in exchange for common and preferred shares. Cash was also used to repurchase shares from a shareholder for $210,642 and make payments of $32,341 on the promissory note assumed from Enerjex offset by additional cash that was received in connection with issuance of the Series C Preferred Stock

Liquidity and Capital Resources

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter with EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. The Series C Preferred Stock is convertible into 2,612,245 shares of our common stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our common stock.

On May 11, 2018, we issued an additional 250 shares of our Series C Convertible Preferred Stock, convertible into 163,265 shares of our common stock. received a cash payment of $250,000 for the issuance of the Series C Preferred Stock. The Series C Convertible Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Convertible Preferred Stock into more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Convertible Preferred Stock.

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

The Series C Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.,

As of June 30, 2018, we had working capital of $2,307,361 and a loss from operations of $900,203 for the period then ended.  While there can be no guarantees, we believe cash on hand, in connection with cash from operations and this offering, will be sufficient to fund operations for the next year of operations.  In addition, we intend to pursue other opportunities of financing with outside investors.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There Company repurchased 139,567 shares of our common stock during the three-month period ended June 30, 2018 in a private repurchase for $210,642.

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

AgEagle Aerial Systems, Inc.

By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer
(Principal Financial and Accounting Officer)