Form 10-K/A
period 2017-12-31
AgEagle Aerial Systems Inc.
filed 2018-09-28
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2017

Commission file number 000-30234

AGEAGLE AERIAL SYSTEMS INC. (f/k/a EnerJex Resources, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 S. 4th Street
Neodesha, Kansas	66757
(Address of principal executive offices)	(Zip Code)

620-325-6363
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NYSE American LLC

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

 ☒  Yes  ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge , in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐  Yes  ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2.0 million as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 23,589,790 shares of common stock, $0.001 par value, outstanding on March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) amends AgEagle Aerial Systems, Inc (f/k/a EnerJex Resources, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original 10-K”), which was filed by EnerJex Resources, Inc. (“EnerJex”) with the Securities and Exchange Commission (the “Commission”) on March 23, 2018. This Amendment to EnerJex’s Original 10-K is for the sole purpose of providing the information that was omitted in Items 10 through 14 of Part III of the Original 10-K in reliance on General Instruction G(3) to Form 10-K., including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

The Original 10-K was filed prior to March 26, 2018, the date of the merger whereby AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex Resources, Inc., merged with and into AgEagle Aerial Systems, Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company changed its name to AgEagle Aerial Systems Inc. and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” The Merger is described in greater detail in the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2018.

This Amendment reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits described above. No other information included in the Original 10-K, including the information set forth in Part I and Part II thereof, has been modified or updated in any way. All information in this Amendment is as of March 23, 2018, unless otherwise disclosed. This Amendment does not reflect any changes to the Company’s management as a result of the Merger and, does not reflect any other events which occurred subsequent to the filing of the Original 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless the context otherwise requires, the terms “we,”“us,” “our,” “AgEagle,” “Company” and “the Company” refer to AgEagle Aerial Systems Inc. (formerly EnerJex Resources, Inc.), a Nevada corporation, and its subsidiaries and, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United State Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became an officer or director of the Company as of March 23, 2018.

Name	Age	Position	Board Committee
Louis G. Schott	51	Interim Chief Executive Officer and Secretary
Robert Schleizer	64	Chief Financial Officer
David Kunovic	65	Executive Vice President, Exploration
Kent Roach	51	Executive Vice President, Engineering
R. Atticus Lowe	37	Director
James G. Miller	69	Director	Audit (Chairman)
Lance W. Helfert	44	Director	GCNC (Chairman)
Richard E. Menchaca	50	Director	GCNC;Audit

The business experience of each of the persons listed above during the past five years is as follows:

Louis G. Schott. Mr. Schott, serves as interim chief executive officer and secretary of the Company and its subsidiaries. Mr. Schott has served in the oil and gas industry for 20 years and has 24 years of legal and business experience, including but not limited to mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott was most recently general counsel and treasurer of TexOak Petro Holdings LLC, and its subsidiaries, where he performed all legal functions, and negotiated oil and gas acquisitions. Prior to working at TexOak Petro Holdings LLC, Mr. Schott served various roles with TDC Energy from 1996 through 2005, and was an oil and gas attorney with Liskow & Lewis in New Orleans. Mr. Schott is a graduate of Tulane University with a MBA and a Juris Doctorate, and is a non-practicing Certified Public Accountant.

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

David L. Kunovic. Mr. Kunovic joined Black Raven Energy, Inc. on October 1, 2010 as vice president of exploration managing all phases of geologic and geophysical exploration and development activity for the company. Mr. Kunovic has over 34 years of experience as an exploration geologist, including 11 years as president of Kachina Energy, Inc., managing geologic and geophysical projects for several independent oil companies. He has also held positions as Vice President of Exploration for Canyon Energy, Inc. from 1994 – 2000 managing all exploration activities for the Rocky Mountain region; Petroleum Incorporated from 1991 – 1994 as exploration manager for all US exploration; Newport Exploration from 1984 – 1991 as exploration manager for the Rocky Mountain region; Apache Corporation from 1980 – 1984 as senior geologist working the Powder River and Denver Basins and Union Texas Petroleum from 1978 – 1980 as geologist — Rocky Mountain Basins. Mr. Kunovic holds a Bachelor’s degree in Geology from the University of Colorado and also completed Masters level course work in Environmental Engineering and Groundwater at the University of Colorado.

Kent A. Roach. Mr. Roach joined EnerJex in October 2014 as executive vice president of Engineering. In this role, Mr. Roach focuses on designing and executing a broad range of IOR and reservoir management related opportunities for both existing and future oil and gas assets. Additionally, he provides technical guidance and oversight for multiple engineering and operational functions from an executive level. Prior to joining EnerJex, he worked primarily in reservoir engineering roles at Occidental, Exxon Mobil, and various other North American E&P companies. He has diverse subsurface experiences in reservoir simulation, geologic modeling, formation evaluation, pressure transient analysis, acquisitions and divestments, and reserve studies. His worldwide experience includes large-scale Middle East carbonate development planning, tight oil & gas deliverability and appraisal, unconventional shale plays, and exploration phase portfolio analysis. Mr. Roach holds a Bachelor of Science in Petroleum Engineering degree from the University of Missouri-Rolla.

R. Atticus Lowe. Mr. Lowe previously served as senior vice president of corporate development from December 31, 2010 to 2015, and as a director since December 31, 2010. Mr. Lowe previously served as the chief investment officer of West Coast Asset Management, Inc. (WCAM) from 2006 to 2016, which was a registered investment advisor that invested more than $200 million in the oil and gas industry on behalf of its principals and clients. Mr. Lowe formerly served as a director and chairman of the audit committee for Black Raven Energy, Inc., until we acquired Black Raven in September 2013. Mr. Lowe is a CFA charterholder and holds a degree in Business and Economics from Westmont College.

James G. Miller. Mr. Miller has served as a director since December 31, 2010. Mr. Miller retired in 2002 after serving as the Chief Executive Officer of Utilicorp United, Inc.’s business unit responsible for the company’s electricity generation and electric and natural gas transmission and distribution businesses, which served 1.3 million customers in seven mid-continent states. Utilicorp traded on the New York Stock Exchange, and the company was renamed Aquila in 2002. In 2007, Utilicorp’s electricity assets in northwest Missouri were acquired by Great Plains Energy Incorporated (NYSE: GXP) for $1.7 billion, and its natural gas properties and other assets were acquired by Black Hills Corporation (NYSE: BKH) for $940 million. Mr. Miller joined Utilicorp in 1989 through its acquisition of Michigan Gas Utilities, for which he served as the president from 1983 to 1991. Mr. Miller also is a member of the board of directors of Guardian 8 Holdings. He currently serves as Chairman of The Nature Conservancy, Missouri Chapter, for which he has been a Trustee for the past 16 years.

Lance W. Helfert. Mr. Helfert has served as a director since December 31, 2010. Mr. Helfert previously served as the President and a co-founder of WCAM, a registered investment advisor located in Montecito, California. Prior to co-founding WCAM, he managed a portfolio at Wilshire Associates and was involved in a full range of financial strategies at M.L. Stern & Co. Mr. Helfert is a co-author of The Entrepreneurial Investor: The Art, Science and Business of Value Investing, a book published by John Wiley & Sons. He has been featured in Kiplinger’s Personal Finance, Forbes, Barron’s, Fortune Magazine, and the Market Watch for his unique market prospective. In addition, Mr. Helfert has been a guest commentator on CNBC and the Fox Business networks. Mr. Helfert has also served on the board of directors for Junior Achievement of Southern California and the Tri-Counties Make-A-Wish Foundation.

Richard E. Menchaca. Mr. Menchaca has been a director since June 7, 2013. Mr. Menchaca attended the University of Texas at Arlington where he received a BBA in Finance and pursued a MBA in Finance, and received a Graduate Degree from the SMU Southwestern School of Banking. Mr. Menchaca spent 18 years in the corporate banking industry with First Republic Bank (n.k.a. Bank of America), Bank One in Fort Worth and Fuji Bank, and Guaranty Bank in Houston. While at Guaranty Bank, Mr. Menchaca was one of the founding members of the Oil and Gas Banking Group, and within 18 months of its formation became the most profitable lending group within the bank with over $900 million of loans to oil and gas industry. Mr. Menchaca was the principal and founder of Petras Energy, LLC, an oil and gas production company based in Midland, Texas. The company was successfully sold in January 2006. Mr. Menchaca has been the founder and principal of several privately owned oil and gas companies with operations in Texas, Oklahoma and Louisiana. Mr. Menchaca served as President and Chief Executive Officer of Petroflow Energy Corporation, a Tulsa-based exploration and production company from May 2010 until June 2016, as well as a member of its board of directors from June 2009 to June 2016. Mr. Menchaca also serves as a director on the board of a non-profit organization based in Houston, Texas.

Family Relationships

There are no family relationships among our directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

Director Independence

Under the corporate governance requirements of companies whose shares are listed for trading on the NYSE MKT, at least a majority of the members of the board of directors of each listed company must be “independent.” As of March 23, 2018, three of the four (4) directors — James G. Miller, Richard Menchaca, and Lance W. Helfert — were “independent directors” under the NYSE MKT listing requirements. The NYSE MKT listing requirements provide a non-exclusive list of persons who are not considered independent. For example, under these rules, a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the company, other than prior employment as an interim chairman or chief executive officer, would not be considered independent. No director qualifies as independent unless the board of directors affirmatively determines that the director does not have a material relationship with the company that would interfere with the exercise of independent judgment. In making an affirmative determination that a director is an “independent director,” the board of directors reviewed and discussed information provided by these individuals and by the Company with regard to each of their business and personal activities as they may relate to the Company and its management.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee and a Governance, Nominating and Compensation Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Board Leadership Structure

The board of directors does not have a separate risk oversight body. Instead, the board has overall responsibility for risk oversight, including, as part of regular board and committee meetings, general oversight of executives’ management of risks relevant to us. In overseeing risks, the board seeks to understand the material risks, including financial, competitive, and operational risks, we face and the steps management is taking to manage those risks. It also has the responsibility for understanding what level of risk is appropriate. The board of directors reviews our business strategy and determines what constitutes an appropriate level of risk.

While the full board has overall responsibility for risk oversight, the board has delegated oversight responsibility related to certain risks to its two committees. The audit committee, under its charter,has been delegated the responsibility of reviewing and discussing with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures (including management’s risk assessment and risk management policies). Our governance, compensation and nominating committee is responsible for considering risks within its areas of responsibility. The board does not believe that our compensation policies encourage excessive risk-taking, as the compensation plans are designed to align our employees with short- and long-term corporate strategy. Generally, our equity awards vest over several years, which the board has determined encourages our employees to act with regard to the long term interest of the Company and to focus on sustained stock price appreciation.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides the relevant oversight on risk assessment and mitigation. The Board’s role in risk oversight has not had any effect on the board’s leadership structure

Board of Directors Meetings

For the fiscal year ending December 31, 2017, the Board held ten meetings and took actions via the unanimous written consent of the Board of Directors.. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2017 Annual Shareholder meeting held on April 27, 2017. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

Executive Sessions of the Board of Directors

The independent members of the Board of Directors of the Company meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

CORPORATE GOVERNANCE

Audit Committee and Financial Expert

As of March 23, 2018, our audit committee consisted of Mr. Miller and Mr. Menchaca. The board of directors has determined that each member of the audit committee qualifies as “independent” for purposes of membership on audit committees pursuant to the NYSE MKT listing requirements and the rules and regulations of the SEC and is able to read and understand Fundamental Financial Statements as required by the NYSE MKT listing requirements. In addition, the board of directors has determined that Mr. Miller qualifies as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The primary responsibilities of the audit committee include:

●	overseeing the combined company’s accounting and financial reporting processes, systems of internal control over financial reporting and disclosure controls and procedures on behalf of the board of directors and reporting the results or findings of its oversight activities to the board;

●	having sole authority to appoint, retain and oversee the work of our independent registered public accounting firm and establishing the compensation to be paid to the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and/or or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

●	reviewing and pre-approving all audit services and permissible non-audit services to be performed for the Company by its independent registered public accounting firm as provided under the federal securities laws and rules and regulations of the SEC; and

●	overseeing our system to monitor and manage risk, and legal and ethical compliance programs, including the establishment and administration (including the grant of any waiver from) a written code of ethics applicable to each of the combined company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

The audit committee will have the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Governance, Compensation and Nominating Committee

On March 23 2018, the governance, compensation and nominating committee consisted of Mr. Menchaca and Mr. Helfert. The primary responsibilities of the Governance, Compensation and Nominating Committee include:

●	recommending to the board of directors for its determination the special salaries, incentive compensation, long-term incentive compensation, special or supplemental benefits or perquisites and any and all other compensation applicable to our chief executive officer and other executive officers;

●	reviewing and making recommendations to the board of directors regarding any revisions to corporate goals and objectives with respect to compensation for the company’s chief executive officer and other executive officers and establishing and leading a process for the full board of directors to evaluate the performance of our chief executive officer and other executive officers in light of those goals and objectives;

●	administering our equity-based compensation plans applicable to any employee of the Company and recommending to the board of directors specific grants of options and other awards for all executive officers and determining specific grants of options and other awards for all other employees, under the company’s equity-based compensation plans;

●	reviewing and discussing with the chief executive officer and reporting periodically to the board of directors plans for executive officer development and corporate succession plans for the chief executive officer and other key executive officers and employees;

●	specially reviewing and discussing with management the “Compensation Discussion and Analysis” section of our proxy statement in connection with our annual meeting of stockholders and based on such review and discussions making a recommendation to the board of directors as to whether the “Compensation Discussion and Analysis” section should be included in our proxy statement in accordance with applicable rules and regulations of the SEC and any other applicable regulatory bodies;

●	identifying individuals qualified to become board members;

●	recommending director nominees for each annual meeting of the stockholders and director nominees to fill any vacancies that may occur between meetings of stockholders;

●	being aware of the best practices in corporate governance and developing and recommending to the board of directors a set of corporate governance standards to govern the board of directors, its committees, the company and its employees in the conduct of the business and affairs of the company;

●	developing and overseeing the special board and board committee evaluation process; and

●	establishing and leading a process for determination of the compensation applicable to the non-employee directors on the board.

The governance, compensation and nominating committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Nominations for the Board of Directors

The Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all of its directors, officers and employees, as well as to directors, officers and employees of each subsidiary of the Company. A copy of the code of business conduct and ethics is available on the Company’s website. If any substantive amendments are made to the code of business conduct and ethics or if the Company grants any waiver, including any implicit waiver, from a provision of the code to any of its officers and directors, the Company will satisfy any disclosure requirements of Form 8-K by disclosing the nature of such amendment or waiver on its website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2018 and through the date of this filing, were timely made, except that Louis G. Schott inadvertently failed to timely file a Form 3 in connection with his appointment as the Interim Chief Executive Officer of the Company.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2017, and the year ended December 31, 2016, of our chief executive officer, chief financial officer and other highly compensated executive officers as of the December 31, 2017 and December 31, 2016 year end. We did not have any other executive officers as of the end of 2017 or 2016, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other compensation ($)	Total ($)
Louis G. Schott, Interim Chief Executive Officer and Secretary(1)	2016	—		—		—	—	—	—
	2017	75,000		—		—	—	—	75,000
Robert Schleizer, Former Chief Financial Officer(4)	2016
	2017	$75,000		$—		$—	$—	$—	$75,000
Robert G. Watson, Jr., Former President, Chief Executive Officer (2)	2016	$234,375	$			$—	$—	$—	$234,375
	2017	$15,000		$—		$—	$—	$—	$15,000
Douglas M. Wright, Former Chief Financial Officer (3)	2016	$192,708		$—	$		$—	$—	$192,708
	2017	$96,000		$—		$—	$—	$—	$96,000
David L. Kunovic, Executive Vice President, Exploration(4)	2016	$229,167		$—		$—	$78,907	$—	$297,711
	2017	$108,865		—			—		108,865
Kent A. Roach, Executive Vice President, Engineering(4)	2016	$229,167	$			$—	$—	$—	$297,711
	2017	$108,865		$—			$—	$—	$108,865

(1)	Mr. Schott joined the Company as Interim CEO on February 10, 2017 and resigned in connection with the Merger.
(2)	Mr. Watson resigned as a director and officer of the Company on February 10, 2017.
(3)	Resigned on February 10, 2017.
(4)	Mr. Schleizer joined the Company as Chief Financial Officer on August 17, 2017.

* None of the persons above received any non-equity incentive plan compensation or change in pension value and non-qualified deferred compensation earnings during the periods presented.

Employment Agreements

Louis G. Schott —Interim Chief Executive Officer

On February 10, 2017, the Company entered into an employment agreement with Louis G. Schott, as interim chief executive officer of the Company. The employment agreement provides an annual base salary of $225,000.

Option Exercises for Fiscal 2017 and 2016

There were no options exercised by the Company’s Pre-Merger Named Executive Officers in fiscal years 2017 and 2016.

Grants of Plan-Based Awards in Fiscal Year 2017 and 2016

We granted to Mr. Wright an option expiring on July 31, 2017, to purchase 50,000 shares of our common stock at a cash exercise price equal to $10.50. One third of the options vest on the first anniversary of the date of grant, and the remaining options vest in twenty-four (24) equal tranches each month for the next two (2) year period. Mr. Wright’s employment with the company ended effective February 17, 2017, and therefore pursuant to the 2013 Plan he must exercise the options within three (3) months of employment termination (May 17, 2017) or forfeit them. The options were not exercised.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by the Company’s Named Executive Officers as of the fiscal year ended December 31, 2017.

	Option Awards
	Fiscal Year	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David L. Kunovic	2013	50,000	—	—	$10.50	12/31/2023
Kent A. Roach	2014	39,743	10,417	—	$10.50	12/31/2019

DIRECTOR COMPENSATION

For the fiscal year ended December 31, 2017, the Company’s non-employee directors as of March 23, 2018 received no compensation.

 EQUITY COMPENSATION PLANS

As of March 23, 2018, we had three equity compensation plans, each of which has been approved by our stockholders. Any outstanding stock options issued under our prior equity compensation plans remain effective in accordance with their terms. Officers (including officers who are members of the Board of Directors), directors, employees and consultants are eligible to receive options under our stock option plans.

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

2000/2001 Stock Option Plan

The Board of Directors approved our 2000/2001 Stock Option Plan on September 25, 2000 (the “2000/2001 Stock Option Plan”), and our stockholders ratified the plan.

Summary of the 2000/2001 Stock Option Plan

Administration of Plan; Board Authority to Select Grantees and Determine Awards. The 2000/2001 Stock Option Plan shall be administered by our Board of Directors. The Board shall have the power and authority to grant awards consistent with the terms of the 2000/2001 Stock Option Plan. The board may delegate this authority to a compensation committee of the board.

Stock Issuable Under the Plan; Mergers; Substitutions. The total number of options that can be granted under the 2000/2001 Stock Option Plan is 13,333 shares and all such shares were previously granted to the former chief executive officer, C. Stephen Cochennet. On August 3, 2009, we exchanged these outstanding options for 13,333 shares of restricted common stock. Therefore, all 13,333 shares reserved for issuance under this plan are available again for issuance.

Eligibility. Grantees under the 2000/2001 Stock Option Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options. Any stock option granted under the 2000/2001 Stock Option Plan shall be in such form as the board may from time to time approve. Stock options granted under the 2000/2001 Stock Option Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of the Company or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price. Non-qualified stock options will be granted by the Board of Directors with an option price not less than 85% of the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock. However the price shall not be less than 110% of the fair market value per share on the date of the grant in the case of an individual then owning more than 10% of the total combined voting power of all classes of stock of the corporation.

Option Term. Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. Generally, all options under this plan terminate 90 days after a change of control if the option holder is terminated other than for cause.

Amendments and Termination. The board may, at any time, amend or discontinue the 2000/2001 Stock Option Plan. We must obtain stockholder approval of any 2000/2001 Stock Option Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the 2000/2001 Stock Option Plan if doing so would impair the rights of any holder, unless both the holder and the 2000/2001 Stock Option Plan’s administrator agree in writing and sign the writing. The 2000/2001 Stock Option Plan terminated on September 25, 2010, and no further options will be granted under this plan after that date.

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

Summary of the 2002/2003 Stock Option Plan

Administration of Plan; Board Authority to Select Grantees and Determine Awards. The 2002 – 2003 Stock Option Plan shall be administered by our Board of Directors. The Board shall have the power and authority to grant awards consistent with the terms of the 2002 – 2003 Stock Option Plan.

Stock Issuable Under the Plan. Originally, the total number of options that could be granted under the 2002 – 2003 Stock Option Plan was not to exceed 26,666 shares. In September 2007, our stockholders approved a proposal to amend and restate the 2002 – 2003 Stock Option Plan to increase the number of shares issuable to 66,666. On October 14, 2008, our stockholders approved a proposal to amend and restate the 2002 – 2003 Stock Option Plan to (i) rename it the EnerJex Resources, Inc. Stock Incentive Plan (the “Stock Incentive Plan”), (ii) increase the maximum number of shares of our common stock that may be issued under the Stock Incentive Plan from 66,666 to 83,333, and (iii) add restricted stock as an eligible award that can be granted under the Stock Incentive Plan.

Eligibility. Grantees under the Stock Incentive Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options. Any stock option granted under the Stock Incentive Plan shall be in such form as the board may from time to time approve. Stock options granted under the Stock Incentive Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of us or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price. Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The governance, compensation and nominating committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted. However the price of an incentive stock option will not be less than one hundred ten percent (110%) of the fair market value per share on the date of the grant in the case of an individual then owning more than ten percent (10%) of the total combined voting power of all of our classes of stock.

Option Term. Each option granted under the Stock Incentive Plan will be assigned a time period for exercising not to exceed ten (10) years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. Generally, all options under this plan terminate ninety (90) days after a change of control if the option holder is terminated other than for cause.

Restricted Stock. Restricted stock will have full dividend, voting and other ownership rights, unless otherwise indicated in the applicable award agreement pursuant to which it is granted. If any dividends or distributions are paid in shares of common stock during the restricted period, the applicable award agreement may provide that such shares will be subject to the same restrictions as the restricted stock with respect to which they were paid.

Amendments and Termination. The board may, at any time, amend or discontinue the Stock Incentive Plan. We must obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the Plan if doing so would impair the rights of any holder, unless both the holder and the Plan’s administrator agree in writing and sign the writing. As amended, the 2002 – 2003 Stock Inventive Plan terminated on August 1, 2012, and no options will be granted under this plan after that date.

The 2013 Stock Incentive Plan

Our Board of Directors and stockholders have approved and adopted the EnerJex Resources, Inc., 2013 Stock Incentive Plan, which we refer to herein as the “Plan.”

Summary of the Plan

Administration of Plan; Board Authority to Select Grantees and Determine Awards. The Plan shall be administered by our Board of Directors. The Board shall have the power and authority to grant awards consistent with the terms of the Plan. The board may delegate this authority to a compensation committee of the board.

Stock Issuable Under the Plan; Mergers; Substitutions. The number of shares of stock initially reserved and available for issuance under the Plan shall be 333,300 shares, subject to adjustment as provided in Section 3.1(b) of the Plan. We will increase the number of shares reserved and set aside specially on each January 1st by the lowest of the following: (i) five percent (5.0%) of the number of shares of stock issued and outstanding on the immediately preceding December 31st, (ii) 33,333 shares, or (iii) such lesser number of shares as is determined by the board. For purposes of this limitation, the shares of stock underlying any awards that are forfeited, canceled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the Plan. Subject to such overall limitations, shares of stock may be issued up to such maximum number pursuant to any type or types of award. The shares available for issuance under the Plan may be authorized but unissued shares of stock or shares of stock reacquired by us.

Eligibility. Grantees under the Plan will be such officers, directors, full or part-time employees, and other key persons (including consultants and prospective employees) of us and our subsidiaries, if any, as are selected from time to time by the board in its sole discretion.

Stock Options. Any stock option granted under the Plan shall be in such form as the board may from time to time approve. Stock options granted under the Plan may be non-qualified stock options or incentive stock options. Incentive stock options may be granted only to employees of us or any subsidiary that is a “subsidiary corporation” within the meaning of Section 424(f) of the Code.

Exercise Price. The exercise price per share for the stock covered by a stock option shall be determined by the board at the time of grant but shall not be less than 100% of the fair market value on the date of grant. In the case of an incentive stock option that is granted to a 10% owner, the option price of such Incentive stock option shall be not less than 110% of the fair market value on the grant date.

Option Term. The term of each stock option shall be fixed by the board, but no stock option shall be exercisable more than ten (10) years after the date the stock option is granted. In the case of an incentive stock option that is granted to a 10% owner, the term of such stock option shall be no more than five (5) years from the date of grant.

Unrestricted and Restricted Stock Awards. The board may, in its sole discretion, grant (or sell at par value or such higher purchase price determined by the board) an unrestricted stock Award or restricted stock award under the Plan. Unrestricted stock awards and restricted stock awards may be granted in respect of past services or other valid consideration, or in lieu of cash compensation due to such grantee.

Amendments and Termination. The board may, at any time, amend or discontinue the Plan. We must obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Section 422 of the Internal Revenue Code or other applicable law, including the requirements of any exchange or quotation system on which our common stock is listed or quoted. Such plan amendments are subject to approval by our stockholders entitled to vote at a meeting of stockholders. We may not amend, alter, suspend, or terminate the Plan if doing so would impair the rights of any holder, unless both the holder and the Plan’s administrator agree in writing and sign the writing. The 2013 plan terminates on June 6, 2023, and no options will be granted under this plan after that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2018, the date of the Original 10-K: :

●	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all of our current directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of the SEC. Under such rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, each stockholder named in the table is assumed to have sole voting and investment power with respect to the number of shares listed opposite the stockholder’s name.

As of March 23, 2018 , there were 23,589,790 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership(2)	Percentage Ownership
Louis G. Schott	0	—
Robert Schleizer	0	—
David Kunovic	0	—
Kent Roach	0	—
R. Atticus Lowe(3)	9,097	*
James G. Miller	6,294	*
Lance W. Helfert(4)	30,432	*
Richard E. Menchaca	3,000	*
5% Stockholder	—	—

———————

* Less than 1%

(1)	Unless otherwise indicated, such individual’s address is c/o EnerJex Resources, Inc.,4040 Broadway Street, Suite 425, San Antonio, Texas 78209.

(2)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 23, 2018, the date of the Original 10-K, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 23, 2018, the date of the Original 10-K.

(3)

Represents (i) 8,551 shares owned by Montecito Venture Partners, LLC which is managed by Ryan A. Lowe and Lance W. Helfert; (ii) 494 shares held by Mr. Lowe’s IRAs and (iii) 52 shares held directly by Mr. Low.. Mr. Helfert disclaims beneficial ownership of all securities reported under (i) and (ii), except to the extent of his pecuniary interest therein, if any.

(4)

Represents (i) 8,551 shares owned by Montecito Venture Partners, LLC which is managed by Ryan A. Lowe and Lance W. Helfert (ii) 10,396 shares held in Trust, (iii) 10,208 shares held by Mr. Helfert’s child’s trust; (iv) 224 shares held by Mr. Helfert’s children, (v) 172 shares held by Mr. Helfert’s childrens’ IRA; (vi) 881 shares held by Mr. Helfert’s IRAs. Mr. Helfert disclaims beneficial ownership of all securities reported herein, except to the extent of his pecuniary interest therein, if any.

 Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of the fiscal year ended December 31, 2017 regarding outstanding options granted under our stock option plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	560,100	$9.76	439,900
Equity compensation plans not approved by the security holders	—	—	—
Total	560,100	$9.76	439,900

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Effective May 1, 2017, the Company entered into an agreement with Camber Energy, Inc., pursuant to which the Company was responsible for performing certain general and administrative services for Camber for a fee of $150,000 per month. This fee included payments to vendors who provide accounting services to Camber. Richard E. Menchaca, a then member of the Board of Directors of the Company, is a co-guarantor of bank debt held by Camber Energy, Inc. and Robert Schleizer, our former Interim Chief Financial Officer is also the Chief Financial Officer and a Director of Camber Energy, Inc. This agreement was terminated effective November 30, 2017, as disclosed in the Company Form 8-K filed on December 8, 2017.

Policies and Procedures for Related Person Transactions

While the Company has not adopted a written related party transaction policy for the review, approval and ratification of transactions involving “related parties,” related parties are deemed to be directors and nominees for director, executive officers and immediate family members of the foregoing, as well as security holders known to beneficially own more than five percent of our common stock. The policy covers any transaction, arrangement or relationship, or series of transactions, arrangements or relationships, in which the Company was, is or will be a participant and the amount exceeds $120,000, and in which a related party has any direct or indirect interest. The policy is administered by the Audit Committee.

In determining whether to approve or ratify a related party transaction, the Audit Committee will consider whether or not the transaction is in, or not inconsistent with, the best interests of the appropriate company. In making this determination, the Audit Committee is required to consider all of the relevant facts and circumstances in light of the following factors and any other factors to the extent deemed pertinent by the committee:

●	The position within or relationship of the related party with the Company;

●	The materiality of the transaction to the related party and the Company, including the dollar value of the transaction, without regard to profit or loss;

●	The business purpose for and reasonableness of the transaction, taken in the context of the alternatives available for attaining the purposes of the transaction;

●	Whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms and conditions offered generally to parties that are not related parties;

●	Whether the transaction is in the ordinary course of business and was proposed and considered in the ordinary course of business; and

●	The effect of the transaction on the business and operations, including on internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transactions.

The policy contains standing pre-approvals for certain types of transactions which, even though they may fall within the definition of a related party transaction, are deemed to be pre-approved by the Company given their nature, size and/or degree of significance to the company. These include compensation arrangements with directors and executive officers for which disclosure is required in the proxy statement and sales of products or services in the ordinary course of business.

In the event the Company inadvertently enters into a related party transaction that requires, but has not received, pre-approval under the policy, the transaction will be presented to the appropriate Board for review and ratification promptly upon discovery. In such event, the committee will consider whether such transaction should be rescinded or modified and whether any changes in our controls and procedures or other actions are needed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of March 23, 2018, the date of the Original 10-K, RBSM LLP (“RBSM”) was engaged as our independent registered public accounting firm. The audit report of RBSM on the financial statements of the Company for the years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 by RBSM were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees(1)	$124,200	$—
Audit-Related Fees(2)	$—	$16,500
Tax fees(3)	$—	$—
All Other Fees	$—	$—
Total fees of our principal accountant	$124,200	$16,500

(1)	Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. This category also includes fees for audits provided in connection with statutory filings or procedures related to audit of income tax provisions and related reserves, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-Related Fees include fees for services associated with assurance and reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to assistance in financial due diligence related to mergers and acquisitions, consultations regarding Generally Accepted Accounting Principles, reviews and evaluations of the impact of new regulatory pronouncements, general assistance with implementation of Sarbanes-Oxley Act of 2002 requirements and audit services not required by statute or regulation.

(3)	Tax fees consist of fees related to the preparation and review of our federal and state income tax returns.

Audit Committee Policies and Procedures

Our Board of Directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our chief financial officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. After engaging in this process, the members of the Board of Directors determined to approve or disapprove the engagement of the auditors for the proposed services. In fiscal 2017 and 2016, all fees paid to RBSM were unanimously pre-approved in accordance with this procedure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(1) Consolidated Financial Statements:

The consolidated financial statements of the Company and its subsidiaries and report of independent registered public accounting firm was included beginning on page F-1 of the Original 10-K, which was filed with the Securities and Exchange Commission on March 23, 2018.

(2) Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3) Exhibits:

The following exhibits are filed with, and/or incorporated by reference, in this report as of March 23, 2018:

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Millennium Plastics Corporation and Midwest Energy, Inc. filed on August 16, 2006. (incorporated by reference to Exhibit 2.3 to Form 8-K filed on August 16, 2006)
2.2	Agreement and Plan of Merger by and among Registrant, BRE Merger Sub, Inc., Black Raven Energy, Inc. and West Coast Opportunity Fund, LLC dated July 23, 2013 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed July 29, 2013)
2.3	Agreement and Plan of Merger and Reorganization, dated as of October 19, 2017, by and among the Company Resources, Inc., AgEagle Merger Sub, Inc., and AgEagle Aerial Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 20, 2017).
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on June 6, 2013)
3.3	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.4	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)
3.5	Amended and Restated Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.6 to the Form S-1/A filed on June 3, 2014)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
3.7	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2018)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the Form S-1/A filed on May 27, 2008)
4.2	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Form S-1/A filed on June 3, 2014)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated herein by reference as Exhibit 4.2 on Current Report Form 8-K filed on March 11, 2015)
4.4	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference as Exhibit 4.3 on Current Report Form 8-K filed on March 11, 2015)
4.6	Form of Placement Agent Warrant (incorporated herein by reference as Exhibit 4.4 on Current Report Form 8-K filed on March 11, 2015)
10.1	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 16, 2008)
10.2	Amendment 4 to Joint Exploration Agreement effective as of November 6, 2008 between MorMeg, LLC and the Company Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-K filed July 14, 2009)
10.3	Amendment 5 to Joint Exploration Agreement effective as of December 31, 2009 between MorMeg LLC and the Company Resources, Inc. (incorporated by reference to Exhibit 10.15 to the Form 10-Q filed on February 16, 2010)
10.4	Amendment 6 to Joint Exploration Agreement effective as of March 31, 2010 between MorMeg LLC and the Company Resources, Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on July 15, 2010)
10.5	Amended and Restated the Company Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2008)
10.6	Joint Development Agreement between the Company Resources, Inc. and Haas Petroleum, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 27, 2011).
10.7	Joint Operating Agreement between the Company Resources, Inc. and Haas Petroleum, LLC and MorMeg, LLC dated December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 27, 2011).
10.8	Amended and Restated Credit Agreement dated October 3, 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2011).
10.9	Option and Joint Development Agreement by and among Registrant and MorMeg, LLC dated August 2011 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 15, 2011).
10.10	First Amendment to Amended and Restated Credit Agreement dated December 14, 2011 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 14, 2011).
10.11	Second Amendment to Amended and Restated Credit Agreement dated August 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on November 8, 2012).
10.12	Third Amendment to Amended and Restated Credit Agreement dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on November 8, 2012).
10.13	Amended and Restated Employment Agreement by and among Registrant and Robert G. Watson, Jr. dated December 31, 2012 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2013).
10.14	Fourth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on January 30, 2013).
10.15	First Amendment to Amended & Restated Mortgage Security Agreement, Financing Statement and Assignment of Production by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on January 30, 2013).
10.16	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues by and among Working Interest, LLC and Texas Capital Bank dated December 31, 2012 (incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on January 30, 2013).
10.17	2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 on Registration Statement on Form S-8 filed on June 12, 2013)
10.18	Fifth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 30, 2013 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed October 1, 2013).
10.19	Sixth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 19, 2013 (incorporated by reference to Exhibit 10.37 on Form 10-Q filed May 13, 2014).

10.20	Exchange Agreement between the Company Resources, Inc. and holders of Series A preferred stock (incorporated by reference to Exhibit 10.38 on Form S-1/A Amendment No. 2 filed June 3, 2014).
10.21	Seventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated May 22, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 27, 2014).
10.22	Form of Securities Purchase Agreement dated as of March 11, 2015 (incorporated herein by reference as Exhibit 10.1 on Current Report Form 8-K filed on March 11, 2015)
10.23	Eighth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated August 13, 2014 (incorporated by reference as Exhibit 10.23 on Form 10-K filed March 31, 2015).
10.24	Ninth Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated April 29, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2015).
10.25	Purchase Agreement by and among Registrant and Northland Securities, Inc. dated May 8, 2015 (incorporated by reference as Exhibit 1.1 of Form 8-K filed May 8, 2015.)
10.26	Tenth Amendment to the Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated September 8, 2015 (incorporated by reference to Exhibit 10.26 of Form 10-Q filed November 16, 2015).
10.27	Eleventh Amendment to Amended and Restated Credit Agreement by and among Registrant and Texas Capital Bank, N.A. dated November 16, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2015).
10.28	Forbearance Agreement dated April 4, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 3, 2016).
10.29	Third Amendment to Forbearance Agreement dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2016.
10.30	Letter Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, the Company Resources, Inc., the Company Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. and Adena, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed February 14, 2017).
10.31	Loan Sale Agreement dated February 10, 2017, by and among Texas Capital Bank, N.A., Iberia Bank, PWCM Investment Company IC LLC, the Company Resources, Inc., the Company Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc., and Adena, LLC (incorporated by reference to Exhibit 10.2 on Form 8-K filed February 14, 2017).
10.32	Consulting Agreement dated February 10, 2017, by and between Registrant and Douglas Wright (incorporated by reference to Exhibit 10.3 on Form 8-K filed February 14, 2017).
10.33	Employment Agreement dated February 10, 2017, by and between Registrant and Louis G. Schott (incorporated by reference to Exhibit 10.4 on Form 8-K filed February 14, 2017).
10.34	Separation and General Release Agreement dated February 10, 2017, by and between Registrant and Robert G. Watson, Jr. (incorporated by reference to Exhibit 10.34 on Form 10-K filed March 31, 2017).
10.35	Form of Additional Issuance Agreement among Enerjex Resources, Inc. and Alpha Capital Anstalt effective as of April 27, 2017 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017).
10.36	Form of Services Agreement among the Company Resources, Inc., and Camber Energy, Inc. dated April 27, 2017 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 28, 2017).
10.37	Second Amended and Restated Credit Agreement dated May 10, 2017, by and among the Registrant, the Company Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2017).
10.38	Amended and Restated Note dated May 10, 2017, by and among the Registrant, the Company Kansas, Inc., Black Raven Energy, Inc., Black Sable Energy, LLC, Adena, LLC, Working Interest, LLC, Kansas Holdings, LLC and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2017).

10.39	Guaranty of Recourse Carveouts dated May 10, 2017, by and between the Registrant and Cortland Capital Market Services LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 12, 2017).
10.40	Secured Promissory Note dated July 14, 2017, by Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2017).
10.41	Voting Agreement, dated as of October 19, 2017, by and among the Company Resources, Inc. and a principal stockholder of AgEagle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 20, 2017).
10.42	Private Placement Commitment Letter Agreement dated November 21, 2017 by and among the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.41 to the Form S-4 Registration Statement filed with the SEC on November 22, 2017).
10.43	Private Placement Agreement dated as of November 21, 2017, by and among the Company Resources, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 27, 2017).
10.44	Stock Purchase Agreement dated as of December 20, 2017, by and between the Company Resources, Inc. and the Purchaser thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2017).
10.45	First Amendment to Second Amended and Restated Credit Agreement dated December 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 29, 2017).
10.46	Second Amended and Restated Note December 22, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 29, 2017).
10.47	Letter Agreement dated January 31, 2018 from the Company Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 6, 2018).
21.1	Subsidiaries#
23.1	Consent of Cobb & Associates, Inc.#
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#
99.1	Cobb & Associates Letter Report dated#
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#

* Filed herewith.

# Filed/furnished with Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgEagle Aerial Systems Inc.

	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 28, 2018