Form 10-Q
period 2018-09-30
AgEagle Aerial Systems Inc.
filed 2018-11-14
CIK 8504

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

or

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-36492

AGEAGLE AERIAL SYSTEMS INC.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, $.001 par value	11,505,672

		Page
PART I	FINANCIAL INFORMATION	3

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	3

	Condensed Interim Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited)	3

	Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	4

	Condensed Interim Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	5

	Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	6

	Notes to Condensed Interim Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II	OTHER INFORMATION	33

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4.	MINE SAFETY DISCLOSURES	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6	EXHIBITS	33

SIGNATURES		34

 PART I – FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	As of
	September 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash	$1,677,356	$35,289
Accounts receivable	14,460	255
Inventories	137,013	158,632
Prepaid and other current assets	111,029	3,384
Total current assets	1,939,858	197,560

Property and equipment, net	33,898	38,703
Investment in unconsolidated investee	—	75,000
Intangible assets, net	712,655	—
Goodwill	3,270,984	—
Total assets	$5,957,395	$311,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$452,633	$426,154
Accrued expenses	414,681	59,354
Accrued interest	—	185,335
Contract liability	6,819	—
Payroll liabilities	28,179	5,521
Convertible notes payable	—	1,160,005
Promissory note	62,043	—
Promissory notes – related party	—	131,050
Total current liabilities	964,355	1,967,419
Total liabilities	964,355	1,967,419

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock Series B, $0.001 par value, 1,764 shares authorized, 0 shares issued and outstanding at September 30, 2018	—	—
Preferred stock Series C Convertible, $0.001 par value, 10,000 shares authorized, 6,199 shares issued and outstanding at September 30,2018	6	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 11,002,792 shares issued and outstanding at September 30, 2018	11,003	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,200,000 shares issued and outstanding at December 31, 2017	—	420
Additional paid-in capital	10,183,739	1,939,832
Accumulated deficit	(5,201,708)	(3,596,408)
Total stockholders’ equity (deficit)	4,993,040	(1,656,156)
Total liabilities and stockholders’ equity (deficit)	$5,957,395	$311,263

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenues	$17,130	$23,218	$70,838	$105,609
Cost of sales	3,429	6,177	45,401	75,407
Gross Profit	13,701	17,041	25,437	30,202

Operating Expenses:
Selling expenses	24,715	2,389	62,713	16,060
General and administrative	583,538	49,420	987,422	167,177
Professional fees	118,923	29,213	562,952	138,755
Research and development	—	1,350	476	7,230
Total Operating Expenses	727,176	82,372	1,613,563	329,222
Loss from Operations	(713,475)	(65,331)	(1,588,126)	(299,020)

Gain on Investment in Unconsolidated Investee	30,352	—	—	—

Other Income (Expenses):
Other (expense) income	(3,376)	6,653	13,334	11,842
Interest expense	(3,094)	(32,622)	(30,508)	(110,176)
Total Income (Expenses), Net	(6,470)	(25,969)	(17,174)	(98,334)
Loss Before Income Taxes	(689,593)	(91,300)	(1,610,300)	(397,354)
Provision for income taxes	—	—	—	—
Net Loss	$(689,593)	$(91,300)	$(1,605,300)	$(397,354)

Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.02)	$(0.14)	$(0.09)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	10,446,899	4,200,000	8,346,127	4,200,000

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Par $ .0001 Common Shares	Par $ .0001 Preferred Stock Series B Shares	Par $ .0001 Preferred Stock Series C Shares	Common Stock Amount	Preferred Stock Series B Amount	Preferred Stock Series C Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2017	4,200,000	—	—	$420	$—	$—	$1,939,832	$(3,596,408)	$(1,656,156)
Sale of Series C preferred stock	—	—	250	—	—	—	250,000	—	250,000
Shares repurchased from shareholder	(139,567)	—	—	(140)	—	—	(210,503)	—	(210,643)
Conversion of Series B and C preferred stock	612,669	(8)	(930)	613	(0.01)	(1)	(612)	—	—
Issuance of common stock for consulting services	185,000	—	—	185	—	—	400,415	—	400,600
AgEagle debt conversion into common stock	787,891	—	—	788	—	—	1,503,015	—	1,503,803
AgEagle shareholder common stock conversion to EnerJex common shares	2,757,063	—	2,056	6,537	—	2	(6,539)	—	—
Acquisition of Agribotix	700,000	—	—	700	—	—	2,999,300	—	3,000,000
Issuance of common and preferred stock for EnerJex shareholders upon merger	1,886,736	8	197	1,887	0.01	—	(762,664)	—	(760,777)
Issuance of Series C common stock in connection with merger, net of $20K in fees	—	—	4,626	—	—	5	3,979,995	—	3,980,000
Stock compensation period costs	13,000	—	—	13	—	—	91,500	—	91,513
Net loss	—	—	—	—	—	—	—	(1,605,300)	(1,605,300)
Balance as of September 30, 2018	11,002,792	—	6,199	$11,003	$—	$6	$10,183,739	$(5,201,708)	$4,993,040

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,605,300)	$(397,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,300	13,952
Stock-based compensation	91,513	6,397
Shares issued in exchange for professional services	400,600	—
Warrants issued with convertible promissory note	—	6,865
Accretion for debt discounts, warrants and issuance costs	—	25,000

Changes in assets and liabilities:
Accounts receivable	(14,205)	17,188
Inventories	25,304	(16,785)
Prepaid expenses and other assets	(107,645)	(1,996)
Accounts payable	(864,995)	20,294
Accrued liabilities	(44,673)	(89,815)
Accrued interest	27,411	76,125
Accrued payroll liabilities	22,658	(5,747)
Net cash used in operating activities	(2,045,032)	(345,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(12,775)
Cash received in reverse merger	256,255	—
Acquisition of Agribotix	(525,000)	—
Net cash used in investing activities	(268,745)	(12,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes payable	—	386,055
Payments on note payable	(63,514)	—
Shares repurchased from shareholder	(210,642)	—
Issuance of common stock and Series C convertible preferred stock in connection with merger, net of $20,000 in fees	3,980,000	—
Sale of Series C convertible preferred stock	250,000	—
Net cash provided by financing activities	3,955,844	386,055

Net increase in cash	1,642,067	27,404
Cash at beginning of period	35,289	15,887
Cash at end of period	$1,677,356	$43,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$38,737	$—
Income taxes paid	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired and (liabilities assumed) in reverse merger:
Cash	$256,255	$—
Accounts payable	(891,474)	—
Promissory note	(125,556)	—
Net liabilities assumed	$(760,775)	$—
Conversion of debt into common stock	$1,503,801	$—
Conversion of Series B and C preferred stock into common stock	$613	$—
Acquisition of Agribotix:
Issuance of common stock as consideration	$3,000,000	$—
Liability for remaining cash obligation included in accrued expenses	400,000	—
Cash paid in the prior year	75,000
Deferred revenue	6,819	—
Inventory	(3,685)	—
Fixed assets	(7,650)	—
Intangible assets	(724,500)	—
Goodwill	(3,270,984)	—
Cash paid for acquisition	$(525,000)	$—

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (the “Company” and/or “AgEagle”) designs, produces, distributes and supports technologically-advanced small unmanned aerial vehicles (UAVs or drones) that the Company offers for sale commercially to the precision agriculture industry. The Company recently acquired Agribotix, LLC (“Agribotix”) which provides agricultural information processing actionable data to the agriculture industry. Agribotix’s platform delivers agricultural intelligence to increase yields and profits using drone-enabled technologies. Additionally, the Company recently announced a new service offering using its UAVs and associated data processing services for the sustainable agriculture industry. The Company’s first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System. As the Company improved and matured its products the Company launched the RX-60 and subsequently its current products, the RX-47 and RX-48. In February 2016, the Company signed a worldwide distribution agreement with Raven Industries, Inc. (“Raven”) under which Raven would purchase the RX-60 for the agriculture markets for resale through their network of dealers worldwide. The first shipment of our RX-60 system to Raven occurred in March 2016. In 2017, the Company amended its agreement with Raven to make it non-exclusive and to allow the Company to sell its products directly into the market. As a result, the Company began selling its products directly to farmers and agronomists and the Company does not anticipate sales to, or through Raven in the near future.

The Company delivers advanced solutions utilizing its proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. The Company’s core technological capabilities, developed over five years of innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high end software provided by third parties that automates drone flights and provides geo-referenced data. Research and development activities are integral to the Company’s business and it follows a disciplined approach to investing our resources to create new technologies and solutions.

The Company is headquartered in Neodesha, Kansas. Its website address is http://www.ageagle.com.

Corporate History; Recent Business Combination

On March 26, 2018 (the “Merger Date”), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and the Company’s wholly-owned subsidiary, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as its wholly-owned subsidiary (the “Merger”). In connection with the Merger, the Company changed its name to AgEagle Aerial Systems Inc. and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” The Company’s common stock continues to trade on the NYSE American under its new symbol “UAVS” since March 27, 2018.

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

On August 28, 2018, the Company closed the transactions contemplated by the previously announced Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company, Agribotix (sometimes also referred to herein as the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, the Company acquired all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, the Company also assumed certain liabilities under various third party contracts pursuant to the terms of the Purchase Agreement.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to SEC rules and regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s financial position at September 30, 2018 and December 31, 2017, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with AgEagle Sub’s, AgEagle Aerial, Inc.’s audited financial statements and management’s discussion and analysis for the years ended December 31, 2017 and 2016 included as part of the Current Report on Form 8-K filed by the Company on March 29, 2018.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt, warranty and dealer termination costs, obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets and the valuation of deferred tax assets. Therefore, the determination of estimates requires the exercise of judgment.

Fair Value of Financial Instruments - Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, convertible debt, promissory notes, accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of September 30, 2018 and December 31, 2017.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Provisions for Inventory Obsolescence – The Company has a provision for estimated obsolescence and shrinkage of inventory as of September 30, 2018 of $15,369. The Company’s estimates consider the cost of inventory, forecasted demand, the estimated market value, the shelf life of the inventory and historical experience. If demand for a product declines or a change in the features of products changes the components required to build it is reasonably likely that circumstances may cause the estimate to change, which would result in additional charges to net income.

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

Intangible Assets - Excluding goodwill, acquired intangible assets are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the estimated useful lives of the respective assets.

Goodwill - Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company will perform an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process will compare the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

 Research and Development - The Company expenses research and development costs during the period incurred, which totaled $0 and $476 for the three and nine months ended September 30, 2018, respectively, and $1,350 and $7,230 for the three and nine months ended September 30, 2017, respectively.

Investment in Unconsolidated Investee -The Company accounts for investments in which the Company owns more than 20% or more of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Business Combinations - The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.

Revenue Recognition and Concentration

The Company generally recognizes revenue on sales to customer, dealer and distributors upon satisfaction of our performance obligations when the goods are shipped. The Company generally ships FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and quantity of drones being purchased. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit on each UAVS ordered.

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period.

The Company has executed one significant non-exclusive worldwide distributor agreement in 2016 and amended this agreement to make it non-exclusive by allowing the Company the right to sell its products directly into the marketplace. Only the non-exclusive worldwide distributor has the right of return within twelve months of purchase up to a certain percentage of the annual sales volume less a restocking fee. As of September 30, 2018, no sales of the Company are subject to this right of return clause per the distributor agreement.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales such customers is summarized below:

	Percent of total sales for nine months ended September 30,
Customers	2018	2017
Customer A	14.4%	*
Customer B	13.6%	*
Customer C	11.9%	*
Customer D	10.3%	*
Customer E	*	*
Customer F	*	35.6%
Customer G	*	28.4%
Customer H	*	25.1%
*- Represents less than 10% of total revenue

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Shipping Costs - Shipping costs for the three and nine months ended September 30, 2018 totaled $1,218 and $3,766, respectively, and $1,579 and $4,131 for the three and nine months ended September 30, 2017. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold in shipments of operations.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs amounted to $0 and $1,454 for the three and nine months ended September 30, 2018, respectively, and $1,886 and $ 7,964 for the three and nine months ended September 30, 2017, respectively.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2018, the Company had 828,200 warrants and 1,471,191 options to purchase common stock, and 6,199 shares of Series C Preferred Stock which may be converted into 4,176,907 common shares. As of September 30, 2017, the Company had 400,000 warrants and 125,000 options to purchase common stock, and 623,293 potential convertible shares which may be issued resulting from the provisions of convertible notes.

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

Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for purposes of the Company’s sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point time or monthly subscription fees which are recognized ratably over the subscription period, as defined in the new ASU. Accordingly, the Company recognizes revenue for small UAVS product contracts with customers at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations—Clarifying the definition of a business (Topic 805). This ASU clarifies the definition of a business with the objective of providing a more robust framework to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s adoption of ASU No. 2017-01 effective May 1, 2018 did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). This ASU reduces the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The Company’s adoption of ASU No. 2017-09 effective May 1, 2018 did not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	September 30, 2018	December 31, 2017

Raw materials	$100,373	$106,569
Work-in-process	30,088	34,850
Finished goods	21,921	32,582
Gross Inventory	152,382	174,001
Less obsolete reserve	(15,369)	(15,369)
Total	$137,013	$158,632

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	September 30, 2018	December 31, 2017

Property and equipment	$116,313	$108,664
Less accumulated depreciation	(82,415)	(69,961)
	$33,898	$38,703

Depreciation expense for the three and nine months ended September 30, 2018 was $4,151 and $12,454, respectively and for the three and nine months ended September 30, 2017 was $4,500 and $13,952, respectively.

Note 5 — Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of Agribotix. Amortization is computed using the straight-line method over the life of the asset. We will annually assess intangible and other long-lived assets for impairment. Intangible assets were comprised of the following at September 30, 2018:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual Property/Technology	5 yrs.	$433,400	$(7,223)	$426,177
Customer Base	20 yrs.	72,000	(300)	71,700
Tradenames - Trademarks	5 yrs.	58,200	(970)	57,230
Non-compete agreement	4 yrs.	160,900	(3,352)	157,548
Carrying value as of September 30, 2018		$724,500	$(11,845)	$712,655

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 Note 6 —Investment in Unconsolidated Investee

In November 2017, AgEagle Sub entered into a multi-agreement arrangement with Agribotix, headquartered in Boulder, Colorado, an agricultural information processing company providing actionable data to the agriculture industry. Pursuant to the Exchange Agreement whereby AgEagle Sub exchanged 200,000 shares of the Company’s common stock it received in the Merger (equal to an aggregate value of $1,000,000) for 20% of the equity membership interests of Agribotix.

Prior to August 28, 2018, the Company accounted for its initial investment in Agribotix using the equity method of accounting. The ownership interest was accounted for as if Agribotix was a consolidated subsidiary and all identifiable assets, including goodwill and identifiable intangibles, were recorded at fair value and amortized, with this amortization recorded in “memo” and included in the Company’s portion of earnings of Agribotix. The Company acquired all the assets of Agribotix on August 28, 2018. As of the date of acquisition, the Company adjusted the difference between the carrying value of the Company’s investment to fair value, which is reflected in the purchase consideration recorded upon the acquisition of Agribotix. See Note 7. Condensed unaudited summary financial information for Agribotix for the five months ended August 28, 2018 is as follows (unaudited):

STATEMENT OF OPERATIONS
Revenues	$129,171
Cost of sales	100,366
Gross profit	28,805
Operating expenses	418,333
Operating loss	(389,528)
Other expense	(3,845)
Net loss	(393,373)
Amortization of “memo” intangible assets	(88,755)
Total adjusted net loss	(482,128)
Adjustment to fair value of ownership interest	(482,128)
Ownership interest	20%
Share of adjusted net income	$—

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 Note 7 – Acquisition

On July 25, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Eagle Aerial Systems, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, the Company acquired, on August 28, 2018, the closing date of such transaction, all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement (the “Purchased Assets”). At closing, the Company assumed certain liabilities under various third party contracts pursuant to the terms of the Purchase Agreement.

The consideration for the Purchased Assets made at closing included the following: (a) a cash payment of $150,000 (of which $110,000 was previously paid), (b) 200,000 shares of common stock of the Company at a value of $5.00 per share (all of which shares were issued to the Seller pursuant to an exchange agreement between the Company and the Seller dated as of November 20, 2017), (c) an amount payable at closing equal to the sum of: (i) 500,000 shares of common stock at a value of $2.00 per share (the “Closing Shares”); and (ii) $450,000 in cash.

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

If revenue of the business for the one-year period ending on the first anniversary of the closing date is at least $1,000,000, plus the Capital Investment Multiplier (as defined below), then the Seller shall earn the number of shares of common stock that is calculated by dividing $250,000 by the Average Price (calculated as if the 20–trading day period to which reference is made above ends on such first anniversary), provided that in no event shall the Average Price be less than $2.00. “Capital Investment Multiplier” means 1.5 times the amount of capital invested by the Company or its affiliates in the Seller to support and advance the business, inclusive of loans or other investments provided to Seller prior to the closing, less $250,000.

The Purchase Agreement contains customary representations, warranties and covenants, including provisions for indemnification in the event of any damages suffered by either party as a result of, among other things, breaches of representations and warranties contained therein. An aggregate amount equal $75,000 in cash, 50% of the number of Closing Shares and 25% of the number of Post-Closing Shares were deposited in an escrow account with a third party escrow agent to secure the indemnification obligations of the Seller pursuant to the terms of the Purchase Agreement.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

 Note 7 – Acquisition-Continued

In accordance with ASC 805, “Business Combinations”, the Company accounted for the acquisition of Agribotix using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of acquisition.

The following table summarizes the total fair value of the consideration transferred as well as the fair values of the assets acquired and liabilities assumed.

Common stock consideration	$3,000,000
Cash paid	600,000
Other liabilities (Cash to be paid)	400,000
Total purchase consideration	4,000,000
Inventory	(3,685)
Property and equipment	(7,650)
Intangibles	(724,500)
Deferred revenue	6,819
Goodwill	$3,270,984

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 5 for additional information about other intangible assets. The recognized goodwill related to Agribotix is directly attributable to synergies expected to arise after the acquisition.

As noted above, control was obtained on August 28, 2018, the closing date of the transactions contemplated by the Purchase Agreement, at which time the Company took over the operations of Agribotix and personnel.

The accompanying condensed consolidated financial statement includes the activity of Agribotix for the period after the acquisition commencing August 29, 2018 and ending September 30, 2018.

The following unaudited proforma financial information gives effect to the Company’s acquisition of Agribotix as if the acquisition had occurred on January 1, 2018 and had been included in the Company’s consolidated statement of operations for the nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue	$94,632	$88,647	$306,832	$260,316
Net Income	$(925,617)	$(211,010)	$(2,232,297)	$(716,782)

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 8 — Debt

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

On September 6, 2016, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2016 Holder”) purchased a convertible note having a principal amount of $300,000, convertible into common stock of the Company at $3.00 per share and maturing on September 30, 2017. Interest on the note accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $5,467 and $6,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $300,000 and its accrued interest of $42,933 were converted at $1.25 per share into 454,440 shares of common stock.

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

For the three months ended March 31, 2018 and 2017, the Company recorded $7,077 and $4,833 of interest expense, respectively. As of the date of the merger on March 26, 2018, the principal amount of the promissory note of $175,000 and its accrued interest of $35,642 were converted at $2.50 per share into 139,567 shares of common stock.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 8 — Debt - Continued

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

On October 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor purchased a convertible note having a principal amount of $50,000, (the “2017 Note D”) convertible into common stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018, the Company recorded $911 of interest expense. As of the Merger Date, the principal of $50,000 and the accrued interest of $1,722 were converted at $1.25 per share into 68,540 shares of common stock.

Promissory Notes - Related Parties

On December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to a related party. On January 24, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $30,000 to the same related party. On September 14, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $16,050 to the same related party. All three promissory notes (the “Related Party Notes A”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note A holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,386 and $870 of interest expense, respectively. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of common stock.

On March 5, 2017, the Company issued a promissory note with an aggregate principal amount of $10,000 to a related party. On May 15, 2017, the Company issued a 2nd promissory note with an aggregate principal amount of $10,000 to the same related party. On September 15, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $32,000 to the same related party that is part of management of the Company. On July 25, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $3,000 to the same related party that is part of management of the Company with the amended terms agreed to on August 1, 2017 per the modification agreement. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and mature on November 6, 2017. On or about August 1, 2017, the Company and the related party promissory note B holders entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, added a conversion feature whereby the debt can be converted into common stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the three months ended March 31, 2018 and 2017, the Company recorded $1,002 and $37 of interest expense, respectively. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of common stock.

As of the Merger Date, all the AgEagle shares of common stock issued in connection with conversion of debt noted above were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share into a total of 787,891 shares of EnerJex common stock and 1,631 shares of Series C Preferred Stock.

As part of the liabilities acquired from EnerJex, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 26, 2019. The total amount outstanding as of September 30, 2018 was $62,043 and accrued interest of $1,077. The Company recorded interest of $1,260 for the three months and $3,094 for the nine months ended September 30, 2018.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 9 – Equity

Capital Stock Issuances

As a result of the Merger all the holders of the Company’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 896,640 shares of the Company’s common stock. The Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) remains outstanding, and 1,624 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are now convertible into 1,060,432 shares of the Company’s common stock. Furthermore, an additional 5,051 shares of Series C Preferred Stock, convertible into 3,298,348 shares of the Company’s common stock, were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”) and the conversion and retirement of $425,000 in the Company’s promissory notes due and owing to such holder.

As of the Merger Date, the former shareholders of AgEagle Sub owned approximately 67% of the Company’s common stock (inclusive of the AgEagle Sub assumed stock options and warrants), the former EnerJex holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, which were outstanding immediately prior to the Financing, collectively own 12.7% of the Company’s common stock on a fully-diluted basis.

On April 16, 2018, Alpha Capital Anstalt converted 8.25 shares of Series B Preferred Stock, representing the last outstanding Series B shares, into 5,388 shares of common stock at a conversion price of $1.53.

During the month of April 2018, Alpha Capital Anstalt converted 621.86 shares of Series C Preferred Stock into 406,129 shares of common stock at a conversion price of $1.53.

On May 11, 2018, we issued an additional 250 shares of our Series C Preferred Stock, convertible into 163,265 shares of our common stock and received a cash payment of $250,000 for the issuance of the Series C Preferred Stock. The Series C Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock.

In connection with an investor relations agreement, dated April 4, 2018, the Company issued 60,000 shares of its common stock to the investor relations firm, and its designees, and agreed to register such shares on its next registration statement (the “Registration Rights”). The Company recognized $135,600 of investor relations expense at a fair market value of $2.26 per share within general and administrative costs related to this issuance.

On July 24, 2018 in connection with the filing of the Company’s registration statement on form S-1, a waiver of the Registration Rights was obtained from the investor relations firm in exchange for 125,000 additional shares, which were issued by the Company and approved by the Board. The Company recognized $265,000 of investor relations expense at a fair market value of $2.12 per share within general and administrative costs related to this issuance.

During the month of September 2018, Alpha Capital Anstalt converted 308 shares of Series C Preferred Stock into 201,152 shares of common stock at a conversion price of $1.53.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 9 – Equity - Continued

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

On September 30, 2018, the Company issued options to purchase 78,500 shares of common stock to directors of the Company at the fair-market value exercise price of $1.64 per share expiring on September 29, 2023. The Company determined the fair-value of the options to be $70,536. In connection with the issuance of these options the Company recognized no stock compensation expense for the three and for the nine months ended September 30, 2018 as the vesting period will commence October 1, 2018.

On July 10, 2018, the Company issued options to purchase 41,200 shares of common stock to a director of the Company at the fair-market value exercise price of $1.77 per share expiring on July 09, 2019. The Company determined the fair-value of the options to be $40,003. In connection with the issuance of these options, the Company recognized $8,334 of stock compensation expense for the three and for the nine months ended September 30, 2018 as the vesting period commenced July 10, 2018.

On June 30, 2018, the Company issued options to purchase 62,000 shares of common stock to directors of the Company at the fair-market value exercise price of $1.82 per share expiring on September 29, 2023. The Company determined the fair-value of the options to be $62,252. In connection with the issuance of these options, the Company recognized $7,782 of stock compensation expense for the three and for the nine months ended September 30, 2018 as the vesting period commenced July 1, 2018.

On March 31, 2018, the Company issued options to purchase 49,500 shares of common stock to directors and an employee of the Company at the fair-market value exercise price of $4.33 per share expiring on March 30, 2023. The Company determined the fair-value of the options to be $156,258. In connection with the issuance of these options, the Company recognized $19,932 of stock compensation expense for the three months and $39,065 for the nine months ended September 30, 2018 as the vesting period commenced April 1, 2018.

On October 4, 2017, AgEagle Sub issued options to purchase 927,774 shares of common stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors for the three and nine months ended September 30, 2018, the Company recorded $2,491 and $7,473, respectively, of stock compensation expense.

On March 1, 2015, AgEagle Sub entered into a strategic consulting agreement with a related party and granted 207,055 stock options exercisable over five years from the grant date at an exercise price per share of $2.60. On October 4, 2017, AgEagle Sub held a board meeting to approve the modification of the existing 207,055 options to purchase common stock from an exercise price of $2.60 to $0.06 per share. These options were assumed by the Company in the Merger. In connection with these options, the Company recognized no stock compensation expense for the three and nine months ended September 30, 2018 as all the options are fully vested.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 9 — Equity – Continued

The fair value of options granted during the nine months ended September 30, 2018, were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107, and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2018 were as follows:

	March 31, 2018	June 30, 2018	September 30, 2018
Dividend yield	0%	0%	0%
Expected life	3.5 yrs.	3.5 yrs.	3.5 yrs.
Expected volatility	77.03%	78.66%	76.04%
Risk-free interest rate	2.81%	2.68%	3.01%

A summary of the options activity for the nine months ended September 30, 2018, are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	231,250	2.29	5.0 years	—
Cancelled	(101,938)	0.06	2.3 years	—
Outstanding at September 30, 2018	1,264,142	$0.47	7.1 years	$—
Exercisable at September 30, 2018	912,489	$0.15	7.4 years	$—

For options granted in 2018, the fair value of the Company’s stock was obtained per the close of market as of September 30, 2018. The future expected stock-based compensation expense expected to be recognized in future years is $283,833 through September 30, 2020.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2018 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 10 – Warrants to Purchase Common Stock

As of September 30, 2018, the Company had outstanding, in connection with the issuance of debentures in the prior year, warrants to purchase 828,221 shares of the Company’s common stock at an exercise price of $1.51. All warrants outstanding as of September 30, 2018 are scheduled to expire between February 2, 2024 and October 31, 2024.

A summary of activity related to warrants for the nine months ended September 30, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2017	828,221	$1.51	—
Outstanding at September 30, 2018	828,221	$1.51	6.10
Exercisable at September 30, 2018	828,221	$1.51	6.10

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases office space in Neodesha, Kansas for $500 a month. On August 22, 2018, the Company executed an amendment to the lease to renew the term of the lease for an additional one year terminating on September 30, 2019 with no option to renew unless approved by the city commission of Neodesha.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ends on May 31, 2019 and has an option to terminate at any time with a 30-day prior notice period.

Rent expense was $4,300 and $6,100 for the nine months ended September 30, 2018 and 2017, respectively.

Service Agreements

The Company provides a one-year warranty for all units sold to a customer through their non-exclusive dealer agreement that is included in the price of the product. Based on historical experience, the Company records an estimate for the warranty accrual expense of 1% of sales revenue for sales to their non-exclusive distributor. The warranty accrual will remain until the product contractual warranty period is over or the Company is required to perform product maintenance on the product as contractually required. At this time, no sales have been recorded to their non-exclusive dealer and therefore no warranty expense has been recorded for the three and nine months ended September 30, 2018.

Merger Agreement

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, the Company is now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

Each share of common stock issued and outstanding and underlying options and warrants of AgEagle Sub outstanding immediately prior to the Merger was exchanged for 1.66 shares of Company common stock (the “Exchange Ratio”). As a result, at the effective time of the Merger (the “Effective Time”), 5,439,526 shares of AgEagle Sub’s capital stock, representing all currently outstanding shares of common stock and all other debt or equity securities convertible into common stock (except options and warrants as described below) were automatically converted into 7,944,941 shares of Company common stock. In addition, at the Effective Time, 685,100 outstanding options and 500,000 warrants to purchase shares of AgEagle Sub common stock were assumed by EnerJex and converted into 1,134,830 options and 828,221 warrants to purchase shares of common stock of the Company.

All holders of EnerJex’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 896,640 shares of the Company’s common stock. EnerJex’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) remains outstanding, and 1,624 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) are now convertible into 1,060,432 shares of Company common stock. Furthermore, an additional 5,051 shares of Series C Preferred Stock, convertible into 3,298,348 shares of Company common stock, were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”) and the conversion and retirement of $425,000 in prior EnerJex promissory notes due and owing to such holder.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 11 – Commitments and Contingencies - Continued

As of the Effective Time, the former shareholders of AgEagle Sub owned approximately 67% of the Company’s common stock (inclusive of the AgEagle Sub assumed stock options and warrants), the former EnerJex holders of common stock, the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, which were outstanding immediately prior to the Financing, collectively own 12.7% of the Company’s common stock on a fully-diluted basis.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

Note 12 — Related Party Transactions

The following reflects the related party transactions during the three months ended September 30, 2018.

Consulting Agreement

The Company issued promissory notes for an aggregate amount of $76,050 (the “Related Party Notes A”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the three months ended March 31, 2018, the Company recorded $1,386 of interest expense and for the three months ended March 31, 2017, $870 of interest expense was recorded. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of the Company’s common stock.

The Company issued promissory notes for an aggregate amount of $55,000 (the “Related Party Notes B”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the three months ended March 31, 2018, the Company recorded $1,002 of interest expense and for the three months ended March 31, 2017, $37 of interest expense was recorded. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of the Company’s common stock.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three and nine months ended months ended September 30, 2018, Premier Financial Filings provided services to the Company resulting in fees of $6,211 and $9,266, respectively, and an accounts payable of $2,680 as of September 30, 2018.

Note 13 – Subsequent Events

Conversions of Series C Preferred Stock

During the month of October 2018, Alpha Capital Anstalt converted 924 shares of Series C Preferred Stock into 553,168 shares of common stock at a conversion price of $1.53.

Share Issuance of Common Stock

In connection with the hiring of two new employees as a result of the Agribotix acquisition, 13,000 shares of common stock were issued on August 29, 2018, the hiring date of employment of such employees, at a fair market value of $2.22.

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

Except as otherwise indicated herein or as the context otherwise requires, references in this offering circular to “we,” “us,” “our,” “Company,” and “AgEagle” refer to AgEagle Aerial Systems Inc., a Nevada corporation.

Company Overview

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” Our common stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, we are now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry.

We are headquartered in Neodesha, Kansas, and are a manufacturer of unmanned aerial vehicles focused on providing actionable data to the precision agriculture industry. We design, produce, distribute and support technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we offer for sale commercially to the precision agriculture industry. Additionally, we recently announced a new service offering using our UAVs and associated data processing services for the sustainable agriculture industry and aerial imaging processing services.

Historically, AgEagle derived the majority of its revenue from the sale of its AgEagle Classic and RAPID systems. However, as a result of the development of our new product, the RX-60, RX-47 and RX-48, we will no longer manufacture and distribute our previous two systems. We believe that the UAV industry is currently in the early stages of development and has significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge and gain traction as new growth platforms in the future, creating market opportunities.

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

We deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes, thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. Our products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of our competitors require, and our first generation product, the AgEagle Classic used to do. Our UAVs can be programmed using a tablet device to overlay a flight path over a farmer’s specific crop area. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software or SMS Software. The result is a prescription or zone map that can then be used in a field computer that can typically be found in a sprayer or applicator that has been designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy yields.

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. For example, we anticipate that the second and third quarter of each year will generally represent our strongest quarter in terms of customer contracts. Conversely, during the winter months and the end of year holidays, when the growing season is not on-going, we generally anticipate lower customer contracts. In addition, our net revenue is impacted by our marketing strategies, including the timing and amount of paid advertising and promotional activity. We also anticipate that our net revenue will be impacted by the timing and success of our ongoing product expansion.

Research and development activities are integral to our business and we follow a disciplined approach to investing our resources to create new technologies and solutions. With the welcoming of our new CEO, Mr. Barrett Mooney, we continue to invest in our future success. Under his leadership we intend to expand our software offerings and leverage his experience in building scalable digital solutions promoting sustainability and software analytics.

On August 28, 2018, we closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to all assets owned by the Agribotix utilized in their business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, we also assumed certain commitments under various third party contracts pursuant to the terms of the Purchase Agreement.

We believe that purchasing Agribotix’s primary product FarmLens™, a subscription cloud analytics service that processes data, primarily collected with a drone such as ours, and makes such data usable by farmers and agronomists it will benefit us and our shareholders by developing important vertically integrated products and services. FarmLens™ is currently sold by us as a subscription and offered either standalone or in a bundle with major drone platforms manufactured by leading drone providers like AgEagle, DJI, and senseFly.

The FarmLens™ platform extends our reach as a business by partnering with and directly integrating into offerings by leading agricultural companies like John Deere’s Operations Center and The Climate Corporation’s FieldView. To date, Agribotix has processed agricultural imagery for over 50 different crop types from over 50 countries around the world.

We believe a strong working relationship with Agribotix will benefit the Company and its shareholders by developing important vertically integrated products and services.

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

Results of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

For the three months ended September 30, 2018 and 2017, we recorded revenues of $17,130 compared to revenues of $23,218 for the same period in 2017, representing a 26% decrease. For the nine months ended September 30, 2018 and 2017, we recorded revenues of $70,838 compared to revenues of $105,609 for the same period in 2017, a 33% decrease. The decrease was due to a shift in the drone industry from do-it-yourself, early adopter farmers to a more services oriented model whereby independent agronomists provided prescriptions for the application of chemicals based on data they collect through aerial imagery and drones. The Company is in the process of addressing this change in the market through strategic acquisitions and the launch of a service oriented model toward sustainable markets as result of the recent infusion of operating capital and significant reduction of debt.

For the three months ended September 30, 2018 and 2017, cost of sales totaled $3,429 and $6,177, respectively, a decrease of 44%. Costs of sales totaled $45,401 and $75,407, for the nine months ended September 30, 2018 and 2017, respectively, reflecting a decrease in our cost of goods sold of 40%. For the three months ended September 30, 2018, and 2017 we had a gross profit of $13,701 or 80% and $17,041 or 73% representing an increase of 9% in our profit margins. For the nine months ended September 30, 2018 and 2017, we had a gross profit of $25,437 or 36% and $30,202 or 29%, an increase in our profit margins of 16%. For the three and nine months ended September 30, 2018, our cost of sales decreased while increasing our gross margin as we did not sell our slow-moving inventory during the period and instead focused on selling our UAVS products without cellular connectivity resulting in lower cost of manufacturing for the drone and higher profit margin versus the selling of slow-moving drones with cellular connectivity and raw materials, such as sensors, cameras and other parts at a huge discount. We also had some subscription based sales for the month of September that although a small amount of revenue resulted in a much higher profit margin to our business.

We recorded total operating expenses of $727,176 and $82,372, respectively, for the three months ended September 30, 2018 and 2017, resulting in an 783% increase. For the three months ended September 30, 2018 and 2017 we recorded $118,923 and $29,213 in professional fees, respectively, a 307% increase. The decrease was due to a reclass and credit totaling $144,005 in expenses that were reclassed to general and administrative fees for investor relations offset by an increase of approximately $128,923 for professional fees related to legal, accounting and consulting services in connection with the Merger completed on March 26, 2018 and the on-going expenses related to us being publicly traded such as legal, audit and consulting services. General and administrative expenses also increased 1081% as we had $583,538 of expenses for the current period versus $49,420 in the comparable prior period. This was mainly due to an increase in salaries, financial service fees, investor relations costs and stock compensation expense due to the issuance of shares and options to directors and employees along with the expansion of the business model. Lastly included in operating expenses was selling costs that increased 934% to $24,715 versus $2,389 in the prior comparable period due to attendance to various trade that are needed to support our sustainable market initiatives.

We recorded total operating expenses of $1,613,563 and $329,222, respectively, for the nine months ended September 30, 2018 and 2017, a 390% increase. For the nine months ended September 30, 2018 and 2017 we recorded $562,952 and $138,755 in professional fees, respectively, a 306% increase. The increase is mainly due to more professional fees related to legal, accounting and consulting services in connection with the reverse merger completed on March 26, 2018 and the on-going expenses related to us being publically traded such as legal, audit and consulting services. General and administrative expenses also increased 491% as we had $987,422 of expenses for the current period versus $167,177 in the comparable prior period. This was mainly based on an increase in salaries, financial service fees, investor relations costs and stock compensation expense due to the issuance of shares and options to directors and employees along with the expansion of our business model. Lastly included in operating expenses was selling costs that increased 291% to $62,713 versus $16,060 in the prior comparable period due to attendance to various trade show that are needed in order to support sustainable market initiatives.

Other income (expense) for the three months ended September 30, 2018 and 2017 was $(3,376) and $6,653, respectively representing a 151% decrease and $13,334 and $11,842, respectively for the nine months ended September 30, 2018 and 2017, representing a 13% increase. The other income (expense) for the three months represents the Agribotix note receivable that was applied to the purchase price which resulted in the reversal of the accrued interest income. The other income (expense) increase for the nine month is a result of the reversal of the accrued interest for the Agribotix note receivable and dealer termination costs being accrued in prior periods that were reversed as a result of all liabilities having been satisfied during the period.

Interest expense for the three months ended September 30, 2018 and 2017 was $3,094 and $32,622, respectively; and $30,508 and $110,176, for the nine months ended September 30, 2018 and 2017, respectively. The decrease is mainly due to the conversion of all debt, except for the promissory note, as of the Merger Date with EnerJex assumed as a result of the Merger and the amortization of debt discounts in 2017 totaling $18,621 that were not recorded in 2018.

Our net loss was $689,593 and $91,300 for the three months ended September 30, 2018 and 2017, respectively and $1,605,300 and $397,354, for the nine months ended September 30, 2018 and 2017, respectively. This represents a $598,293 or 655% increase for the three months ended September 30, 2018 and $1,207,947 or 304% increase for the nine months ended September 30, 2018 and 2017. Overall the increase in net loss is due to more costs and less sales for the period as we begin our new initiatives in the sustainable agriculture market.

Cash Flows

Cash on hand was $1,677,356 at September 30, 2018 compared to the $35,289 at December 31, 2017, an increase of $1,642,067. Cash used in operations for the nine months ended September 30, 2018 was $(2,045,032) compared to $(345,876) of cash used in operations for the nine months ended September 30, 2017. The increase was driven mainly by a significant amount of accounts payable assumed by us in the amount of $891,474 from EnerJex in connection with the Merger and insurance expense related to the current and previous directors and officers of $107,645 that were prepaid. We also recorded non-cash expenses of $400,600 for stock issued in exchange for services and $91,513 of stock compensation expense.

Cash provided by investing activities during the nine months ended September 30, 2018 was $(268,745) compared to cash used in investing activities during the nine months ended September 30, 2017 of $(12,775), the increase was mainly due to a payment related to the acquisition of Agribotix offset by $256,255 cash acquired in connection with the Merger.

Cash provided by financing activities during the nine months ended September 30, 2018 was $3,955,844 compared to $386,055 as of September 30, 2017. This was as a result of $4,000,000 net of $20,000 in fees invested in the Company in exchange for common and preferred stock at the closing of the Merger. Cash was also used to repurchase shares from a shareholder for $210,642 and make payments of $63,514 on the promissory note assumed from EnerJex offset by additional cash that was received in connection with issuance of the Series C Preferred Stock of $250,000 subsequent to the Merger.

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

On May 11, 2018, we issued an additional 250 shares of our Series C Preferred Stock, convertible into 163,265 shares of our common stock. received a cash payment of $250,000 for the issuance of the Series C Preferred Stock. The Series C Preferred Stock includes a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock.

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

The Series C Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.,

As of September 30, 2018, we had working capital of $975,504 and a loss from operations of $1,605,300 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations and this offering, will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 139,567 shares of our common stock during the nine-month period ended September 30, 2018 in a private placement for $210,642.

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

AgEagle Aerial Systems Inc.

By:	/s/ Barrett Mooney
Name:	Barrett Mooney
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicole Fernandez-McGovern
Name:	Nicole Fernandez-McGovern
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)