Form 10-K
period 2018-12-31
AgEagle Aerial Systems Inc.
filed 2019-03-28
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 South 4th Street, Neodesha, Kansas	66757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (316) 202-2076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Emerging growth company  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,805,401.

As of March 27, 2019, there were 14,382,763 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I

This report may contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.	BUSINESS

Overview

AgEagle Aerial Systems Inc. (“AgEagle,” “the Company,” “we,” “our” or “us”) was created to pioneer, innovate and advance aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Our daily efforts are focused on delivering the metrics, tools and strategies necessary to define and implement intelligent sustainability and precision farming solutions that solve important problems confronting the agricultural industry. Since our founding in 2010, we have been intent on becoming a trusted partner to major food manufacturers and precision growers seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

Our Unmanned Aerial Vehicles Business

We design, produce, distribute and support technologically-advanced small unmanned aerial systems (UAVs or drones) that we offer for sale commercially to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry.

Our first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System. As we improved and matured our product, we launched the RX-60 and subsequently our current product, the RX-48. The success we have achieved with our legacy products, which we believe has carried over into the continued improvement of the RX-60 and RX-48, stems from our ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our core technological capabilities, developed over five years of research and innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high-end software that automates drone flights and provides geo-referenced data.

Our UAV is an advanced fixed wing drone. Its design is based upon the years of experience our management has with aircraft and composite parts construction. All of our UAVs are electrically powered, weigh approximately six pounds fully loaded, are capable of flying over approximately 400 acres (roughly 60 minutes of airtime) per flight from their launch location, and are configured to carry a camera with our NIR filter that uses near infrared images to capture crop data. We believe that these characteristics make our UAVs well suited for providing a complete aerial view of a farmer’s field to help precisely identify crop health and field conditions faster than any other method available.

Our UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes, thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. Our products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of our competitors require. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software, SMS Software or most other agricultural software solutions. The result is a prescription or zone map that can then be used in a field computer that is typically found in a sprayer or applicator designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy crops.

In addition to UAV sales, in late 2018, we introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for our customers.

Research and development activities are integral to our business and we follow a disciplined approach to investing our resources to create new technologies and solutions.

Acquisition of Agribotix

On August 28, 2018, we closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company; Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”); and the other parties named therein. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to all assets owned by Agribotix and utilized in their business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, we also assumed certain commitments under various third-party contracts pursuant to the terms of the Purchase Agreement.

We believe that purchasing Agribotix’s primary product, FarmLens™, will benefit us and our shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as ours, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by us as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

The FarmLens platform extends our reach as a business through key partnerships with, and direct integration into offerings by leading agricultural companies, including John Deere and The Climate Corporation, a subsidiary of Bayer. In October 2018, AgEagle announced that we were expanding on Agribotix’s existing partnership with The Climate Corporation’s FieldView™ platform, enabling farmers to share images from FarmLens to their FieldView accounts and compare them alongside other valuable metrics, including planting and yield data. To date, Agribotix has processed agricultural imagery for approximately 1.3 million acres of crops and analyzed data for over 50 different crop types from over 50 countries around the world.

In December 2018, we unveiled our plans to develop a FarmLens Mobile app, extending the numerous benefits of the FarmLens platform to mobile devices. The FarmLens Mobile app will be commercially launched toward the end of the second quarter 2019 and available for download on any iPhone, iPad or Android device.

Our Sustainability Platform

The negative impact of agriculture on both the environment and society has been widely documented with unsustainable farming practices serving to confound land conversion and habitat loss, wasteful water consumption, soil erosion and degradation, pollution and climate change. It has been reported that agricultural production is believed to be responsible for 70% of river and stream pollution from chemicals, silt and animal waste (source: Food and Agriculture Organization of the United Nations). Moreover, agriculture is the largest consumer of the Earth’s available freshwater: 70% of withdrawals from watercourses and groundwater are for agricultural usage, three times more than 50 years ago. By 2050, the global water demand of agriculture is estimated to increase by a further 19% due to irrigational needs (source: GlobalAgriculture.org).

Left unchecked, many believe that farming practiced without care presents the greatest global threat to species and ecosystems, especially given that demand for more food - and healthier food - is rising exponentially. According to the World Resources Institute, our planet will need 70 percent more food to feed a global population of 9.6 billion by 2050. In view of looming environmental and social crises facing our planet, both consumer packaged goods companies and their supply chain partners recognize the need to accelerate their shift towards greater transparency in their sustainability practices and policies as they assume greater responsibility for mitigating the use of chemicals in crop production and preserving natural resources.

We believe AgEagle to be the nation’s first drone-based aerial imagery company to utilize leading-edge data capture technology and customized analytics solutions to help promote and proactively support corporate and farming sustainability initiatives. In support of our efforts to promote our sustainability platform, in October 2018 we became a corporate partner of the Cool Farm Alliance (CFA), a non-profit organization promoting sustainability in the agriculture industry. Through the CFA’s Cool Farm Tool, businesses can utilize farming data to collaborate and develop sustainability metrics that provide the necessary insights to decrease their impact on the environment. By combining AgEagle’s technological capabilities and the unique data we can collect with the knowledge and expertise of the CFA team, we see an opportunity to measurably contribute to the establishment of a gold industry standard for sustainable agriculture.

In November 2018, we announced an agreement with one of the largest specialty crop producers in North America as our first customer on our sustainability platform and drone leasing program for the 2019 crop season. As part of the agreement, we are providing access to UAVs equipped with sensors for the growing season, along with access to data connected devices for farms covering thousands of acres in the United States. We are also setting up a network of soil moisture monitoring devices with rain gauges and soar sensors to provide in-depth data analytics at the field level. All of this is expected to culminate in a sustainability dashboard and scorecard that will provide data to assess and affirm soil health, water utilization efficiency and pest and disease control; which will, in turn, aid this specialty crop producer in showcasing its sustainability efforts and results to its customers and supply chain partners.

Our Growth Strategy

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2019 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in the markets we serve. We may also elect to pursue additional opportunities in other industries outside of agriculture and its related areas.

Key components of our growth strategy include the following:

●	Build a strong worldwide distribution network to offer a best-in-class precision agriculture platform. We believe we can establish our flying wing product and systems as leading technologies in the precision agriculture marketplace. We will work to identify and establish relationships with dealers and customers in key agricultural regions worldwide, which will help make it possible for every farmer in those markets to have access to the AgEagle platform. Potential distributors are spread across six continents, covering a majority of the world’s major regions including the U.S., Canada, South America, Eastern and Western Europe, Southeast Asia and Oceania.

●	Launch and market our new UAV-based monitoring service for large food manufacturers desiring to achieve and maintain optimal sustainability practices on their farms. We are in the process of launching a new service for the 2019 growing season targeted towards large food manufacturers that are being pressured by consumers to create food products with less chemicals that are more sustainably sourced. We believe our current technology, combined with other available third-party platforms/solutions via a well-defined modern RESTful API, will allow us to offer a product to these food manufacturers that will serve to accelerate business growth faster than if we just focused on growth opportunities within the precision agriculture marketplace.

●	Continue to explore partnerships with companies that can expand our offerings. We intend to expand our product offerings by building relationships and partnerships with companies that have vertical, synergistic technologies. In addition, other technology alliances may include the acquisition or development of other electronics, software, sensors or more advanced aerial platforms. We are constantly meeting and in discussions with groups that could fill these roles and collaborate with us on new development ideas.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, we introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture. We may investigate and pursue opportunities outside of agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. These industries have yet to be identified by the AgEagle team but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue.

Competitive Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary Technology and Trade Secrets - We believe our unique design and in-house manufacturing of key aerospace components differentiates our product in the market place. We are confident that our UAVs are industry-leading in durability due to the lightweight laminated shell of the wing, which is made using a proprietary manufacturing process innovated over five years of research and development. This process, which hardens the material used to build the shell, allows the UAV to perform in harsh weather conditions (with wind speeds up to 30 miles per hour) and bring itself to an unassisted landing, all at a total weight of about six pounds. This design is an important trade secret, and we have non-disclosure agreements with our employees in order to keep it unique to our Company.

●	Product has Global Appeal - We believe that our technology addresses a need for better data in the agriculture industry worldwide. Given our global distribution platform, we believe that we are well-positioned for our advanced products to be effectively marketed and sold to farmers worldwide.

●	Increased Margins for Farmers - We believe our UAVs will directly enhance margins for our customers by reducing the amount of nutrients and chemicals needed to manage their farms. The software equipped on our UAVs deliver a high-quality aerial map upon completion of the flight, allowing the user to accurately identify the specific areas that are malnourished. This software is compatible with precision applicator tractors, which assist users in applying a precise amount of nutrients in only the areas it is needed.

●	Increased Transparency for Food Manufacturers - We believe our UAVs and the data platform we continue to advance present us a unique opportunity to be one of the first companies to offer major food manufacturers a way to connect to the sustainable efforts being made by the farmers from whom they purchase ingredients for their food products. This would allow food manufacturers to confidently claim their food products are made with less chemicals on their packaging and in their marketing.

●	Empower Customers Through Our Self-Serve Platform - Our UAVs are specially designed to provide users with a portable and easy to operate device, which can be controlled with a hand-held unit or tablet. Through our FarmLens™ platform, users will be able to plan and track an efficient flight path for their UAV. The UAVs are equipped with a camera and NIR filter whose images provide a holistic aerial view of the fields, along with meaningful data that is uploaded and delivered to the user within a very short time frame. As a result, this platform allows users to quickly detect any issues in their crops, which enables them to address such issues in a timely manner before any damage, or further damage, may affect their crops.

●	All Manufacturing of our Products is Completed in the United States - As of today, we manufacture all of our products at our manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S. In addition, all our UAVs are designed and assembled here in the U.S.

Government Regulation

Our products are subject to regulations of the FAA. On June 21, 2016, the FAA announced it had finalized the first operational rules for routine commercial use of small Unmanned Aerial Systems (UAS), which for purposes of the regulations are unmanned aircraft weighing less than 55 pounds that are conducting non-hobbyist operations. UAS operators-for-hire will have to pass a written test and be vetted by the TSA, but no longer need to be airplane pilots as current law requires. The rules went into effect on August 20, 2016. Among other things, the new regulations require

●	preflight inspection by the remote pilot in command;

●	minimum weather visibility of three miles from the control station;

●	visual line-of-sight to the aircraft from the pilot and person manipulating the controls;

●	prohibit flying the aircraft over any persons not directly participating in the operation, not under a covered structure or not inside a covered stationary vehicle;

●	daylight or civil twilight operations (30 minutes before official sunrise to 30 minutes after official sunset, local time);

●	maximum groundspeed of 100 mph (87 knots); and

●	maximum altitude of 400 feet above ground level or, if higher than 400 feet above ground level, the aircraft must remain within 400 feet of a structure.

The new regulations also establish a remote pilot in command position. A person operating a small unmanned aircraft must either hold a remote pilot airman certificate with a small unmanned aircraft system rating or be under the direct supervision of a person who does hold a remote pilot certificate (remote pilot in command). A pilot’s license is no longer required. To qualify for a remote pilot certificate, a person must: demonstrate aeronautical knowledge by either passing an initial aeronautical knowledge test at an FAA-approved knowledge testing center; or hold a part 61 pilot certificate other than student pilot, complete a flight review within the previous 24 months, and complete a small UAS online training course provided by the FAA. The person must also be vetted by the TSA and be at least 16 years old. Applicants will obtain a temporary remote pilot certificate upon successful completion of TSA security vetting. The FAA anticipates that it will be able to issue a temporary remote pilot certificate within 10 business days after receiving a completed remote pilot certificate application.

The regulations do not require the use of a visual observer. In addition, FAA airworthiness certification is not required. However, the remote pilot in command must conduct a preflight check of the small UAS to ensure that it is in a condition for safe operation.

Most of the restrictions can be waived by the FAA if the applicant demonstrates that his or her operation can safely be conducted under the terms of a certificate of waiver. The FAA maintains an online portal where a company or individual can apply for a certificate of waiver.

Manufacturing

As of today, we manufacture all of our products at our manufacturing facility in Neodesha, Kansas. We believe our current facilities are sufficient to adapt to our growth plans for the next two to three years and we have no current plans to expand our manufacturing capabilities.

Suppliers

Currently, we have strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed wing and newly introduced UAVS drones, such as Botlink, MicaSense and 3DR. As our Company grows, we expect to pursue additional supplier relationships from which we can source cheaper and better supplies to stay ahead of the needs of the market.

Our flight planning and photo stitching software is provided by Pix4D and flight planning is QGroundControl an open source application. We have worked closely with software partners to optimize their software to work with our platform. We consider our relationships with Pix4D to be good; however, a loss of this relationship would have a short-term adverse effect on our product offerings and results of operations, as we look to an alternative provider for our photo stitching software.

Revenue Mix

The table below reflects our revenue for the periods indicated by product mix

	For the Year Ended December 31,
Type	2018	2017
Product Sales	87%	100%
Subscription Sales	13%	—

Research and Development

Research and development activities are part of our business and we follow a disciplined approach to investing our resources to create new technologies and solutions. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support current desired technological capabilities in the precision agriculture space. Our research includes the expansion of our wing products, providing for developing a portfolio of UAVs, as well as other solutions to problems with which agriculture professionals struggle.

Risks Relating to Our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” found in Item 1A within this Annual Report on Form 10-K. Some of these risks include, but are not limited to, risks associated with:

●	our need for additional funding;

●	our ability to protect our intellectual property rights;

●	rapid technological changes in the industry;

●	governmental policies and regulations regarding our industry;

●	our ability to maintain strong relationships with our customers, suppliers and distributors; and

●	worldwide and domestic economic trends and financial market conditions, including an economic decline in the agricultural industry.

Organizational History

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “Eagle Aerial, Inc.”

Prior to the Merger, EnerJex was formerly known as Millennium Plastics Corporation (“Millennium) and was incorporated in the State of Nevada on March 31, 1999. In August 2006, Millennium acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After such merger, Midwest Energy became a wholly-owned subsidiary, and as a result of such merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of Common Stock. Midwest then changed its name to EnerJex Resources, Inc., (“EnerJex”) in connection with this merger, and in November 2007, it changed the name of Midwest Energy (one of our wholly-owned subsidiaries) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of its operations conducted prior to this merger were through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Our leasehold interests were held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven.

On July 25, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Eagle Aerial Systems, Inc., our wholly-owned subsidiary; Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”); and the other parties named therein. Pursuant to the Purchase Agreement, we acquired, on August 28, 2018, the closing date of such transaction, all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement (the “Purchased Assets”). At closing, we assumed certain liabilities under various third-party contracts pursuant to the terms of the Purchase Agreement.

Our Headquarters

Our principal executive offices are located at 117 S. 4th Street, Neodesha, Kansas 66757 and our telephone number is 316-202-2076. Our website address is www.ageagle.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Employees

As of December 31, 2018, we employed 5 full-time and 1 part-time employee.

Intellectual Property

We currently have a registered trademark on the AgEagle and FarmLens name and logo. We also plan to file provisional patents on certain aspects of our current and future technology. Finally, we consider our UAV manufacturing process to be a trade secret and have non-disclosure agreements with current employees to protect those and other trade secrets held by the Company.

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the SEC quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. These filings are available free of charge on the Company’s website, wwwageagle.com, shortly after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A.	RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our Common Stock. Before you invest in our Common Stock, you should carefully consider these risk factors, as well as the other information contained in this prospectus.

Risks Related to Our Business and Industry

We have a limited operating history and there can be no assurance that we can achieve or maintain profitability.

Through our wholly-owned subsidiary, Eagle Aerial Systems, Inc. (“AgEagle Sub”), we have been operating for approximately eight years. However, AgEagle Sub has only been in the UAV business for half of that time. We are currently in the business development stage and have limited commercial sales of our products and, accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and its failure to do so would adversely affect its business, including its ability to raise additional funds.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on product development. We will require additional funds to support continued research and development activities, as well as the costs of commercializing, marketing and selling any new products resulting from those research and development activities. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend available financial resources much faster than we currently expect.

Until such time, if ever, that we can generate a sufficient amount of product revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaboration and strategic arrangements. We currently have no other commitments or agreements relating to any of these types of transactions and cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we may have to delay, curtail or eliminate commercializing, marketing and selling one or more of our products.

Product development is a long, expensive and uncertain process.

The development of both UAV software and hardware is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process. We anticipate making significant investments in research and development relating to our products and services, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Although we have successfully completed the technical development of our two original UAV systems, as well as the new RX-60 and RX-48 systems, we may still fail to achieve commercial success for a number of reasons, including, among others, the following:

●	failure to obtain the required regulatory approvals for their use;

●	rapid evolvement of the product due to new technologies;

●	prohibitive production costs;

●	competing products;

●	lack of product innovation;

●	unsuccessful distribution and marketing through our sales channels;

●	insufficient cooperation from our supply and distribution partners; and

●	product development that does not align with or meet customer needs.

Our success in the market for the products and services we develop will depend largely on our ability to properly demonstrate their capabilities. Upon demonstration, our platform of systems may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor; or may not feel there is a significant need for the products we develop. As a result, significant revenue from our current and new product investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and successful in the development of our products and our business. Patent protection can be limited and not all intellectual property can be patented. We expect to rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. As we currently do not have any granted patent, trademark or copyright protections, we must rely on trade secrets and nondisclosure agreements, which provide limited protections. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors.

Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and products, which could result in decreased revenues. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that our technologies infringe on the proprietary rights of any third party, however claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to its ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We have developed and sold products and services in circumstances where insurance or indemnification may not be available; for example, in connection with the collection and analysis of various types of information. In addition, our products and services raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may create legal issues. Indemnification to cover potential claims or liabilities resulting from the failure of any technologies that we develop or deploy may be available in certain circumstances but not in others. Currently, the unmanned aerial systems industry lacks a formative insurance market. We may not be able to maintain insurance to protect against all operational risks and uncertainties that our customers confront. Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We may incur substantial product liability claims relating to our products.

As a manufacturer of UAV products, and with aircraft and aviation sector companies under increased scrutiny, claims could be brought against us if use or misuse of one of our UAV products causes, or merely appears to have caused, personal injury or death. In addition, defects in our products may lead to other potential life, health and property risks. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing.

If we not able to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed, with specific qualifications, on acceptable terms and with an ability to maintain positive relationships with our partners, might impede our ability to continue to develop, commercialize and sell our products and services. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to become profitable.

Our future growth depends on our gaining market acceptance and regular production orders for our products and services. Our marketing plan includes attendance at trade shows, making private demonstrations, advertising, promotional materials and advertising campaigns in print and/or broadcast media. In the event we are not successful in obtaining a significant volume of orders for our products and services, we will face significant obstacles in expanding our business. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

Our operating margins may be negatively impacted by reduction in sales or products sold.

Expectations regarding future sales and expenses are largely fixed in the short term. We maintain raw materials and finished goods at a volume we feel is necessary for anticipated distribution and sales. Therefore, we may not be able to reduce costs in a timely manner to compensate for any unexpected shortfalls between forecasted and actual sales.

We face a significant risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

●	the timing of sales of our products;

●	unexpected delays in introducing new products;

●	increased expenses, whether related to sales and marketing, or administration; and

●	costs related to possible acquisitions of businesses.

Rapid technological changes may adversely affect the market acceptance of our products and could adversely affect our business, financial condition and results of operations.

The market in which we compete is subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and new products. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results and financial condition may be adversely affected.

Our products are subject to regulations of the Federal Aviation Administration (the “FAA”).

In August 2016, regulations from the FAA relating to the commercial use of UAVs in the United States became law. As a result, users of systems like ours are only required to take a knowledge exam at an approved FAA testing station similar to an automobile driver’s license exam. Prior to the new law, users had to hold a pilot’s license, have an observer present and file various documents before flights. In the event new FAA rules or regulations are promulgated or current rules are revised that may negatively affect commercial usage of our UAVs, such rules and laws could adversely disrupt our operations and overall sales.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, regulations of the FAA, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters.

The outcome of any future legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable; or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on our results of operations or cash flows in any particular period. We are not currently involved in or subject to any such legal or regulatory proceedings, but we cannot guarantee that such proceedings may not occur in the future.

If we do not receive the governmental approvals necessary for the sales or export of our products, or if our products are not compliant in other countries, our sales may be negatively impacted. Similarly, if our suppliers and partners do not receive government approvals necessary to export their products or designs to us, our revenues may be negatively impacted and we may fail to implement our growth strategy.

A license may be required in the future to initiate marketing activities. We may also be required to obtain a specific export license for any hardware exported. We may not be able to receive all the required permits and licenses for which we may apply in the future. If we do not receive the required permits for which we apply, our revenues may be negatively impacted. In addition, if government approvals required under these laws and regulations are not obtained, or if authorizations previously granted are not renewed, our ability to export our products could be negatively impacted, which may have a negative impact on our revenues and a potential material negative impact on our financial results.

We may pursue additional strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and its business, results of operations and financial condition could be adversely affected.

These activities, if successful, create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings. Future acquisitions or joint ventures may not result in their anticipated benefits and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or successfully combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

Breaches of network or information technology security could have an adverse effect on our business.

Cyber-attacks or other breaches of network or IT security may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors in the defense electronics market. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with generally accepted accounting principles in the United States require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our manufacturing facilities, could disrupt our operations or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability to operate. In addition, these types of events could negatively impact consumer spending in the impacted regions. Disasters occurring at our manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Worldwide and domestic economic trends and financial market conditions, including an economic decline in the agricultural industry, may adversely affect our operating performance.

We intend to distribute in a number of countries and derive revenues from both inside and outside the United States. We expect our business will be subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, elevated unemployment levels, sluggish or uneven recovery, in specific countries or regions, or in the agricultural industry; social, political or labor conditions in specific countries or regions; natural and other disasters affecting our operations or our customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which we operate. Unfavorable global or regional economic conditions, including an economic decline in the agricultural industry, could adversely impact our business, liquidity, financial condition and results of operations.

For certain of the components included in our products there are a limited number of suppliers we can rely upon and if we are unable to obtain these components when needed we could experience delays in the manufacturing of our products and our financial results could be adversely affected.

We acquire most of the components for the manufacture of our products from suppliers and subcontractors. We have not entered into any agreements or arrangements with any potential suppliers or subcontractors. Suppliers of some of the components may require us to place orders with significant lead-times to assure supply in accordance with its manufacturing requirements. Our present lack of working capital may cause us to delay the placement of such orders and may result in delays in supply. Delays in supply may significantly hurt our ability to fulfill our contractual obligations and may significantly hurt our business and result of operations. In addition, we may not be able to continue to obtain such components from these suppliers on satisfactory commercial terms. Disruptions of its manufacturing operations would ensue if we were required to obtain components from alternative sources, which would have an adverse effect on our business, results of operations and financial condition.

We indemnify our officers and directors against liability to us and our security holders, and such indemnification could increase our operating costs.

Our bylaws allow us to indemnify our officers and directors against claims associated with carrying out the duties of their offices. Our bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers, directors or control persons, the SEC has advised that such indemnification is against public policy and is therefore unenforceable.

Risks Associated with Our Capital Stock

One of our stockholders beneficially owns a significant percentage of our outstanding capital stock and will have the ability to control our affairs.

Our Chairman of the Board and President, Bret Chilcott, currently owns approximately 46.2% of our issued and outstanding capital stock. By virtue of his holdings, he may have significant influence over the election of the members of our board of directors, our management and our affairs, and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers;

●	the loss or unanticipated underperformance of our global distribution channel;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	conditions in the UAV industry;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions.

Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

We do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, from the sale of our Common Stock will be your sole source of gain for the foreseeable future.

Provisions in our articles of incorporation, our by-laws and Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Common Stock.

Provisions of our Articles of Incorporation, our By-Laws and Nevada law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

●	the inability of stockholders to call special meetings; and

●	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Common Stock in an acquisition.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that a broker-dealer must have reasonable grounds for believing that an investment recommended to a customer is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers may be willing to make a market in our shares, potentially reducing a stockholder’s ability to resell our securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, the price of our securities and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analyst’s cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our securities could decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have one leased facility located at 117 South 4th Street, Neodesha, Kansas 66757. This serves as the corporate headquarters and manufacturing facility. The facility is a lease of 4,000 square feet at a cost of $500 per month. Monthly rent increases $100 every year until the expiration of the lease in September 30, 2018. On August 22, 2018, the Company executed an amendment to the lease to renew the term of the lease for an additional one year, terminating on September 30, 2019 with no option to renew unless approved by our landlord the city commission of Neodesha.

As a result of the Agribotix acquisition, we assumed a lease for offices in Boulder, Colorado for $2,000 per month. The lease, providing for 1,000 square feet of office space, ends on May 31, 2019 and has an option to terminate at any time with a 30-day prior notice period.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the NYSE American under the symbol “UAVS.”

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our Common Stock for each quarter during our last two fiscal years as reported by the New York Stock Exchange.

2019	High	Low
First Quarter(through March 26, 2019)	$.47	$.45

2018	High	Low
First Quarter	$5.65	$3.55
Second Quarter	$2.04	$1.78
Third Quarter	$1.73	$1.62
Fourth Quarter	$0.59	$0.53

2017	High	Low
First Quarter	$9.48	$8.55
Second Quarter	$8.38	$7.13
Third Quarter	$7.57	$7.50
Fourth Quarter	$5.75	$4.95

As of March 19, 2019, we had approximately 378 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

Dividend Policy

We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all of our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Equity Compensation Plan

The following table provides information as of December 31, 2018 about our equity compensation plan and arrangements .

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,287,103	$0.46	712,897
Equity compensation plans not approved by security holders	207,055	0.06	—
Total	1,494,158	$0.46	712,897

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” Our Common Stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, we are now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry.

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

 Historically, AgEagle derived the majority of its revenue from the sale of its AgEagle Classic and RAPID systems. However, as a result of the development of our new product, the RX-60 and RX-48, we will no longer manufacture and distribute our previous two systems. We believe that the UAV industry is currently in the early stages of development and has significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge and gain traction as new growth platforms in the future, creating market opportunities.

We deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes, thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. Our products are designed for busy agriculture professionals who do not have the time to process images on their computers, which some of our competitors require.

In addition to UAV sales, in late 2018, we introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for our customers.

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

Research and development activities are integral to our business and we follow a disciplined approach to investing our resources to create new technologies and solutions. With the welcoming of our new CEO, Mr. Barrett Mooney, in 2018, we continue to invest in our future success. Under his leadership, we intend to expand our software offerings and leverage his experience in building scalable digital solutions promoting sustainability and software analytics.

On August 28, 2018, we closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to all assets owned by the Agribotix utilized in their business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, we also assumed certain commitments under various third-party contracts pursuant to the terms of the Purchase Agreement.

We believe that purchasing Agribotix’s primary product FarmLens™, a subscription cloud analytics service that processes data, primarily collected with a drone such as ours, and makes such data usable by farmers and agronomists it will benefit us and our shareholders by developing important vertically integrated products and services. FarmLens is currently sold by us as a subscription and offered either standalone or in a bundle with major drone platforms manufactured by leading drone providers like AgEagle, DJI, and senseFly.

The FarmLens platform extends our reach as a business by partnering with and directly integrating into offerings by leading agricultural companies like John Deere’s Operations Center and The Climate Corporation’s FieldView. To date, Agribotix has processed agricultural imagery for over 50 different crop types from over 50 countries around the world.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, accounting for stock-based awards, and income taxes. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 2 to our consolidated financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements

Revenue Recognition

 Revenue is recognized when earned. Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 606, Revenue from Contracts with Customers, and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017.

Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for purposes of the Company’s sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point time or monthly subscription fees which are recognized ratably over the subscription period, as defined in the new ASU. Accordingly, the Company recognizes revenue for small UAS product contracts with customers at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on our consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue on a majority of our revenue transactions.

Goodwill

We review the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or o on an annual basis. The estimated future cash flows are based upon, among other things assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. As of December 31, 2018, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since assessment date of August 2018.

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: customer relationships and trade names. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Share-Based Compensation Awards

The value we assign to the options that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue a new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated. All share-based awards are expensed on a straight-line basis over the vesting period of the options.

Income Taxes

We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. We currently have significant deferred assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends on our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors, which may result in recording a valuation allowance against those deferred tax assets.

We followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

Results of Operations

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017

During the year ended December 31, 2018, we recorded revenues of $107,813 compared to revenues of $116,035 for the same period in 2017, a 7% decrease. The decrease was due to a shift in the drone industry from do-it-yourself, early adopter farmers to a more services-oriented model whereby independent agronomists provided prescriptions for the application of chemicals based on data they collect through aerial imagery and drones. The Company is in the process of addressing this change in the market through strategic acquisitions and the launch of a service-oriented model toward sustainable markets as result of the recent infusion of operating capital and significant reduction of debt.

During the year ended December 31, 2018, cost of sales totaled $61,680, a $31,679 or 34% decrease as compared to $93,359 in the year ended December 31, 2017. We had a gross profit of $46,133 or 43% during the year ended December 31, 2018 compared to $22,677 or 20% for the comparable period in 2017, resulting in an increase in our profit margins for the year. There were two main contributors to the decrease in our cost of sales resulting in the increase in our gross margins: 1) we focused on selling our UAVS products without cellular connectivity resulting in a much lower cost of manufacturing of our drones and instead utilized the FarmLens platform for purposes of processing the imagery versus the selling our drones with cellular connectivity and 2) we did not record any additional amounts to our obsolescence reserve as we did not believe it to be necessary once we conducted our year-end inventory observation procedures. We also had some subscription-based sales for the quarter of 2018 that although a small amount of revenue resulted in much higher profit margins to our business.

We recorded total operating expenses of $2,106,732 during 2018, a 206% increase as compared to operating expenses of $689,539 in the same period of 2017. Our operating expense are comprised of general and administrative costs, professional fee and selling costs. General and administrative expenses totaled $1,333,371 in 2018 compared to $247,837 in 2017, an increase of 438%, due to more insurance, financial filing fees and investor relations in connection with on-going expenses related to us being publically traded. We also had additional general and administrative costs related to an increase in salary expense for new and existing employees along with stock compensation costs for employees and directors due to the issuance of options. Lastly as part of our acquisition of Agribotix we recorded amortization expense related to the intangibles acquired and new software costs incurred to support the business. Professional fees totaling $696,222 in 2018 were expenses incurred for legal and accounting, compared to $410,698 in 2017 which related to increased legal, audit, accounting and tax services associated with the in connection with the reverse merger completed on March 26, 2018 and the acquisition of Agribotix and the on-going expenses related to being publically traded. Selling expenses of $77,139 in 2018 compared to $31,004 in 2017 representing an increase of 171% due to more travel expenses and website investment made to market our new business model.

Other income for the year ended December 31, 2018 was $13,333 and $12,458 for the year ended 2017, representing a 7% increase due the reversal of dealer termination costs accrued from prior periods as a result of all liabilities having been fully satisfied during the period.

Interest expense for the year ended December 31, 2018 was $32,417 as compared to $142,810 in the prior year. The decrease was due to the conversion of all debt, except for a promissory note assumed as a result of the EnerJex merger and the amortization of debt discounts and warrant expense in 2017 totaling $34,082 that were not recorded in 2018.

Our net loss was $2,079,683 in 2018. This represents a $1,282,468 increase from our net loss of $797,215 in 2017, Overall the increase in net loss is due to more costs and less sales for the period as we begin our new initiatives in the sustainable agriculture market.

Cash Flows

December 31, 2018 compared to December 31, 2017

Cash on hand was $2,601,730 at December 31, 2018, an increase of $2,566,441 compared to the $35,289 on hand at December 31, 2017. Cash used in operations for 2018 was $1,778,138 compared to $328,878 of cash used by operations for 2017. The increase was driven mainly by new expenses due to us becoming a publicly traded company which included insurance expense related to the current and previous directors and officers of Enerjex of $107,645 that was prepaid in full and additional payables related to the increase in operating costs associated with the SEC filing requirements, legal costs for both our SEC requirements and the acquisition of Agribotix along additional salary expense for new and existing employees that were incurred due to the expansion of our business model. We also recorded non-cash expenses of $400,600 for stock issued in exchange for services and $110,593 of stock compensation expense.

Cash used by investing activities during 2018 was $1,560,219 mainly for the payments related to the acquisition of Agribotix, a significant amount of accounts payable assumed by us in the amount of $891,474 due to the Merger, offset by $256,255 cash acquired in connection with the Merger compared to cash used by investing activities during 2017 of $87,775 for payments related to the acquisition of Agribotix and purchases of equipment for manufacturing of our drones.

Cash provided by financing activities during 2018 was $5,904,799 as a result of $4,000,000 net of $20,000 in fees invested in the company in exchange for common and preferred shares at the time of the Merger and another $2,000,000 net of $30,000 in fees. Cash was also used to repurchase shares from a shareholder for $210,642 and make payments of $84,559 on the promissory note assumed from Enerjex offset by additional cash that was received in connection with issuance of the Series C Preferred Stock of $250,000 subsequent to the Merger.

Liquidity and Capital Resources

As of December 31, 2018, we had working capital of $2,531,264 and a loss from operations of $2,060,599 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

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

On December 27, 2018, AgEagle Aerial Systems Inc. (the “Company”) entered into Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

The Warrant is exercisable for a period of five years through December 26, 2023, at an exercise price equal to $0.54 per share, and is subject to customary adjustments for stock splits dividend, rights offerings, pro rata distributions and fundamental transactions. In addition, in the event the Company undertakes a subsequent equity financing or financings at an effective price per share that is less than $0.54, the exercise price of the Warrant shall be reduced to the lower price.

The Warrant provides that the Warrant holder shall have a “Beneficial Ownership Limitation” equal to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this Warrant. The Warrant holder, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, as provided for in the Warrant.

Pursuant to the terms of the Registration Rights Agreement, the Company shall file an initial registration statement registering the Warrant Shares no later than the 20th calendar day following the required filing date of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 (the “Filing Date”) and, with respect to any additional registration statements, the earliest practical date on which the Company is permitted by SEC Guidance to file such additional registration statement related to such registrable securities. The Company shall have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”) no later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. There are no penalties for failure to file or be declared effective by the dates set forth above.

The Series C and D Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.

The Series C Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

We have no material contractual obligations.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not required for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-29, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2018, based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Other positions with the Company; other directorships held in last five years	Has served as a Company director since
Bret Chilcott	57	Chairman of the Board, President and Secretary	April 2014
Barrett Mooney	34	Chief Executive Officer
Nicole Fernandez-McGovern	46	Chief Financial Officer
Grant Begley(1)(2)(3)	65	Director	June 2016
Louisa Ingargiola(1)(2)(3)	51	Director	November 2018
Thomas Gardner(1)(2)(3)	43	Director	June 2016
Corbett Kull	50	Director	July 2018

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Bret Chilcott. Mr. Chilcott has served as a member of the Board of Directors of the Company and as President since the inception of the Company in April 2014 and had served as Chief Executive Officer from February 2016 to July 18, 2018. As of July 18, 2018, Mr. Chilcott stepped down as Chief Executive Officer and currently serves as President, Secretary and Chairman of the Board of the Directors. The path to the Company started when Mr. Chilcott established his advanced composite manufacturing company, Solutions by Chilcott, LLC, whose manufacturing processes led the way to the initial fixed wing design of the Company. Previously, Mr. Chilcott spent over 12 years with Cobalt Boats in Neodesha, Kansas, where he held a variety of positions from Director of Product Development and Engineering to Director of Sales and Marketing. In those positions, he was responsible for developing strategic product plans for the company as well as the management of regional sales managers. Prior to Cobalt Boats, Mr. Chilcott also spent a number of years working at the Cessna Aircraft Company and Snap-on Tools. It was at Snap-on Tools, acting as a national accounts manager, that Mr. Chilcott first established his blueprint for a dealer network, a model which he carried over successfully to the Company when the Company began selling its product. Mr. Chilcott graduated from Kansas Community College in 1982 with a degree in Sales and Marketing. The Company believes that Mr. Chilcott’s background and experience in composite parts manufacturing provides him with a broad familiarity of the range of issues confronting the Company in the market, which makes him a qualified member of our board.

Barrett Mooney. Mr. Mooney was appointed as Chief Executive Officer on July 18, 2018. Mr. Mooney brings an extensive track record of growing agriculture and sustainability businesses. From May 1, 2017 to July 18, 2018, he served as Group Product Lead for The Climate Corporation, a subsidiary of Monsanto (recently acquired by Bayer), where he led the satellite imagery team, managed a team focused on using artificial intelligence to enhance crop yield production an introduced a new organizational structure to improve sales efficiency. Prior to The Climate Corporation, from July 1, 2012 to May 1, 2017, Mr. Mooney co-founded and was CEO and president of HydroBio, a software company that used satellite-driven image analytics to conserve water and maximize crop yields. In May 2017, he sold HydroBio to The Climate Corporation. Mr. Mooney holds a Doctor of Philosophy in Agricultural and Biological Engineering from the University of Florida. He is also a member of the American Society of Agricultural and Biological Engineers.

Nicole Fernandez-McGovern, CPA. In August 2016, Ms. Fernandez-McGovern was named AgEagle’s Chief Financial Officer, charged with overseeing the Company’s global financial operations to include managing financial planning, general tax and accounting activities, capital formation, SEC reporting and other key financial duties. Prior to joining AgEagle, she served as Chief Executive Officer and Chief Financial Officer of Trunity Holdings, Inc., a publicly traded education technology company. While at Trunity, Ms. Fernandez-McGovern led the successful restructuring of the Company by acquiring a new compounding pharmacy business and finalizing the spin-out of the legacy education business into a newly formed private company. From 2011 through 2013, she was President of RCM Financial Consulting, a specialized consulting firm focused on providing interim accounting and financial services to small and medium sized businesses. For the preceding ten years, Ms. Fernandez-McGovern was a financial manager at Elizabeth Arden where she was involved with all aspects of the Nasdaq-listed company’s SEC and financial reporting processes. She launched her professional career at KPMG, LLP in its audit and assurance practice, where she managed various large -scale engagements for both public and privately held companies. Ms. Fernandez-McGovern earned a Master of Business Administration degree with concentration in Accounting and International Business and a Bachelor of Business Administration degree with concentration in Accounting, both from the University of Miami. In addition to being fluent in Spanish, she is also a Certified Public Accountant in the State of Florida and serves on the boards of the South Florida Chapter of Financial Executives International and Pembroke Pines Charter Schools.

Grant Begley. Mr. Begley has served as a member of the Board of Directors of the Company since June 2016. Since July 2011, Mr. Begley has served as President of Concepts to Capabilities Consulting LLC, which advises global executive clients on competitive positioning and performance in aerospace. From August 2010 to September 2011, Mr. Begley was Corporate Senior Vice President for Alion Science and Technology. Prior to Alion, Mr. Begley served as Pentagon Senior Advisor to the Office of the Under Secretary of Defense, for Unmanned Systems, advising on critical issues and leading development of DoD’s 2011 Unmanned Systems Roadmap. Mr. Begley’s career includes defense industry leadership positions for the development of advanced capabilities with Raytheon and Lockheed Martin where he initiated and led cross-corporation unmanned systems and robotics successes. Mr. Begley served in the United States Navy for 26 years, where his duties included operational assignments flying fighter aircraft, designated Top Gun, followed by acquisition assignments for the development and management of next generation manned and unmanned aircraft systems, weapon systems and joint executive acquisition assignments. Mr. Begley holds Master’s degrees in Aerospace and Aeronautic Engineering from the Naval Post-Graduate School and a Bachelor’s degree in General Engineering from the U.S. Naval Academy. The Company believes that Mr. Begley’s 20 plus years of experience as a UAV industry expert, focused on UAV technologies, regulations and commercial applications, will be an invaluable resource to the Board of Directors.

Louisa Ingargiola. Ms. Ingargiola has served as a member of the Board of Directors of the Company since November 27, 2018. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation (NASDAQ: MNGA) and continues to serve as a director. Ms. Ingargiola currently serves as Chief Financial Officer of Avalon-Globocare (NASDAQ:AVCO) and as the Audit Committee Chair of FTE Networks, Inc. (NYSE:FTNW) and Electra Meccanica (NASDAQ:SOLO) where she has helped manage over $200 Million in equity and debt financing. Ms. Ingargiola also serves as a Director of The JBF Foundation Worldwide, a 501(c)(3) non-profit. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida.

Thomas Gardner. Mr. Gardner has served as a member of the Board of Directors since June 2016 and he and his firm has been engaged as a consultant to the Company. Since May 2010, Mr. Gardner has served as COO and Director at NeuEon, Inc., a technology advisory consulting firm, where he oversees operations and provides strategic technology and business guidance to select clients. Mr. Gardner has extensive experience in the areas of business and technology leadership across many industries, including financial services, manufacturing, telecommunications and consumer goods. Within these sectors, Mr. Gardner has specific expertise in the areas of process improvement, digitization and standardization, mergers and acquisitions, system implementations, enterprise resource planning and work-force optimization. Mr. Gardner holds a dual Bachelor of Science in Accounting and Management from Bryant University. The Company believes that Mr. Gardner’s experience as a data analytics expert, along with his strategic technology and business expertise, brings a unique perspective to the Board of Directors.

Corbett Kull. Mr. Kull has served as a member of the Board of Directors of the Company since July 2018. Since December 8, 2014, Mr. Kull has served as senior director of marketing for The Climate Corporation, a subsidiary of Monsanto (now Bayer), which provides software, hardware and insurance products to farmers worldwide. Prior to his role at The Climate Corporation, in 2013. Kull co-founded 640 Labs, an agribusiness that leveraged the power of analytics, mobile technologies and cloud computing to help farmers capture and store in-field data. In December 2014, he sold 640 Labs to The Climate Corporation. Kull received his Master in Business Administration, with an emphasis in Marketing, from the Illinois Institute of Technology. He earned a Bachelor’s of Science in Electrical Engineering from Rose-Hulman Institute of Technology. The Company believes that Mr. Kull’s business expertise regarding analytics, mobile technologies and cloud computing qualify Mr. Kull as a valuable member of the Board of Directors.

Board of Directors’ Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2018, the Board of Directors held five meetings and acted by unanimous written consent on various matters. We encourage each director to attend our annual meeting of shareholders in person or by telephone conference call. All but one of the board members attended the 2018 Annual Meeting of Shareholders.

Committees of the Board of Directors

Our Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.ageagle.com. Each committee member is independent under NYSE American committee independence requirements applicable to the committee on which such member serves.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, is responsible for assisting the Board of Directors in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of the Company’s independent auditors, and the Company’s internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of the Company’s independent auditors, and the Company’s independent auditors report directly to the Audit Committee. During 2018, the Audit Committee had a total of three meetings.

The Post-Merger Company’s current members of the Audit Committee are Louisa Ingargiola, Chair, Grant Begley, and Thomas Gardner. During the fiscal year ended December 31, 2017, Mr. Scott Burell was the Chair of the Audit Committee and resigned from the Board of Directors of the Company on November 21, 2018. Ms. Louisa Ingargiola was appointed on November 27, 2018 as a director of the Board of Directors of the Company and as the Chair of the Audit Committee to replace Mr. Burell. Each member of the Audit Committee qualifies as an independent director under the corporate governance standards of the NYSE American and the independence requirements of Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Louisa Ingargiola qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NYSE American.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company, approves the compensation of the chief executive officer and approves or recommends to the Board of Directors for approval the compensation of other executives. The Compensation Committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

The Post-Merger Company’s current members of the Compensation Committee are Grant Begley, Chairman, Louisa Ingargiola, and Thomas Gardner. Mr. Scott Burell was a member of the Compensation Committee and resigned from the Board of Directors of the Company on November 21, 2018. Ms. Louisa Ingargiola was appointed on November 27, 2018 as a director of the Board of Directors of the Company and as a member of the Compensation Committee to replace Mr. Burell’s role. During 2018, the Compensation Committee had a total of two meetings.

The members of the compensation committee are Messrs. Begley and Gardner and Ms. Ingargiola. Mr. Begley serves as chair of the compensation committee. Each member of the compensation committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the United States Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by the NYSE American. The compensation committee has adopted a written charter that satisfies the applicable standards of the SEC and the NYSE American, which is available on our website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the structure and composition of our board and the board committees. In addition, the nominating and corporate governance committee will be responsible for developing and recommending to our board corporate governance guidelines applicable to the company and advising our board on corporate governance matters. During 2018, the Nominating and Corporate Governance Committee had no meetings and acted by unanimous written consent on one occasion.

The Post-Merger Company’s current members of the Nominating and Corporate Governance Committee are Thomas Gardner, Chairman, Louisa Ingargiola, and Grant Begley. Mr. Scott Burell was a member of the Nominating and Corporate Governance Committee and resigned from the Board of Directors of the Company on November 21, 2018. Ms. Louisa Ingargiola was appointed on November 27, 2018 as a director of the Board of Directors of the Company and as a member of the Nominating and Corporate Governance Committee to replace Mr. Burell. Each member of the nominating and corporate governance committee will be an independent director as defined by the NYSE American. The nominating and corporate governance committee has adopted a written charter that satisfies the applicable standards of the NYSE American, which is available on our website

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Section 121(a) of the listing standards of NYSE American and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o AgEagle Aerial Systems Inc., 117 S. 4th Street, Neodesha, Kansas 66757. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Changes in Nominating Process

In 2018, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been timely met.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.ageagle.com.

ITEM 11.	EXECUTIVE COMPENSATION

In connection with the Merger, all of the EnerJex executive officers and directors resigned from their positions with EnerJex, and the officers and directors of AgEagle Sub were appointed to serve as officers and directors of the Company post-merger. EnerJex’s named executive officers for the fiscal years ended December 31, 2017 and 2016 are no longer current executive officers of AgEagle. As a result, and for ease of reference we have included a separate executive compensation section to reflect the prior years’ compensation for the EnerJex executive officers and directors.

Executive Compensation – AgEagle (Post-Merger)

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Equity Awards(4)	All Other Compensation	Total
Bret Chilcott (1)	2018	$120,539	$—	$—	$—	$120,539
	2017	$31,200	$—	$—	$—	$31,200
Barrett Mooney (2)	2018	$95,615	$—	$54,995	$—	$150,610
	2017	$—	$—	$—	$—	$—
Nicole Fernandez-McGovern (3)	2018	$207,500	$—	$27,759	$—	$235,259
	2017	$20,000	$—	$6,339	$—	$26,339

(1)	Bret Chilcott served as Chief Executive Officer and President of the Company until July 18, 2018, after which he stepped down as Chief Executive Officer and now serves as President.

(2)	Barrett Mooney was appointed as Chief Executive Officer of the Company effective July 18, 2018.

(3)	Nicole Fernandez-McGovern was appointed as Chief Financial Officer of the Company effective April 6, 2016. Amounts for 2018 include deferred compensation payments from 2017.

(4)	The aggregate grant date fair value of the options awarded to each executive officer is computed in accordance with FASB ASC Topic 718 and excludes the effect of forfeiture assumptions. Also, these awards generally vest over a one period from the date of grant. The assumptions used to calculate the fair value of stock option awards are Black-Scholes option valuation model.

Employment Agreements

Bret Chilcott

Mr. Chilcott has served as a member of the Board of Directors of the Company and as President since the inception of the Company in 2010 and had served as Chief Executive Officer from February 2016 to July 18, 2018. As of July 18, 2018, Mr. Chilcott stepped down as Chief Executive Officer and currently serves as President, Secretary and Chairman of the Board of the Directors. Mr. Chilcott has no formal agreement with the Company but did hold the position of Chief Executive of the Company for an annual salary of $175,000. Upon his resignation as Chief Executive Officer of the Company his salary was reduced to $140,000, annually.

Barrett Mooney

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

Effective December 18, 2018, an amendment was signed for the original employment offer letter dated July 9, 2018 hereby providing an amendment to provide that in lieu of the issuance of 75,000 shares of restricted Common Stock of the Company (the “Shares”), the Company shall award to Executive 125,000 Nonqualified Stock Options (the “Stock Options”) under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”). The Stock Options shall be subject to the terms of the Equity Plan and standard option award agreement which shall have a term of 10 years and provide for vesting over a one-year period and exercisability at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. The award of 75,000 shares were returned to the company and immediately cancelled.

Nicole Fernandez-McGovern

Based on her agreement commencing with the date of appointment as CFO in August 2016, Ms. Fernandez-McGovern earned a salary of $66,000 per year, payable in monthly installments of $5,500 for 2017. In 2018, her monthly installment payment increased to $8,000 and effective upon the closing of the Merger, Ms. Fernandez-McGovern’s salary increased to $150,000. As part of her compensation upon the closing of the Merger, Ms. Fernandez-McGovern also received 10-year stock options to purchase 265,033 shares of Common Stock at an exercise price of $0.06 per share, of which half of the options vested upon issuance and the remainder will vest equally over two years. Additionally, on a quarterly basis, Ms. Fernandez-McGovern will be awarded 12,500 shares of stock options to purchase Common Stock at an exercise price per share equal to the market price of our Common Stock at the time of issuance during the term of her employment.

Effective January 1, 2019, Ms. Fernandez-McGovern signed a new employment agreement with the Company, whereby her annual base salary increased to $180,000 and a ten-year grant of 50,000 stock options to purchase shares of Common Stock at an exercise price of $0.54 was awarded. In addition, Ms. Fernandez-McGovern will continue to receive quarterly grants of 12,000 stock options to purchase Common Stock at an exercise price equal to the market price of our Common Stock at the time of issue during the term of her employment. All of the awards will vest equally over two years.

We have no other formal employment agreements with our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of our named executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, it is possible we will enter into formal employment agreements with our executive officers in the future.

Outstanding Equity Awards at 2018 and 2017 Year-Ends

The following table lists the outstanding equity incentive awards held by the EnerJex Pre-Merger Named Executive Officers as of the fiscal year ended December 31, 2018 and 2017.

Option Awards
Name and Principal Position	Fiscal Year Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Barrett Mooney	2018	4,452	120,548	—	$0.62	12/17/2028
Chief Executive Officer	2017	—	—	—	$—	—
Nicole Fernandez-McGovern	2018	3,125	9,375	—	$1.82	6/29/2023
Chief Financial Officer	2018	1,563	10,938	—	$1.64	9/29/2023
	2017	215,340	49,693	—	$0.06	10/02/2027
Bret Chilcott	2018	—	—	—	$—	—
President	2017	—	—	—	$—	—

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer’s responsibilities.

DIRECTOR COMPENSATION – AGEAGLE (POST-MERGER)

Pursuant to their respective offer letters, Messers Grant Begley, Thomas Gardner and Scott Burell are entitled to receive for their service on the Board: (1) an initial grant of five-year options to purchase 77,356 shares of Common Stock as accrued for time served as a Board member at an exercise price of $0.06 per share that vested half upon issuance and the remainder is vesting equally over two years; and (2) additional five-year options to purchase 16,500 shares of Common Stock issuable per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest equally over two years.

Pursuant to his offer letter Mr. Corbett Kull is entitled to receive for his service on the board: (1) an initial grant of five-year options to purchase 41,250 shares of Common Stock upon appointment, which was at an exercise price of $1.77 (equal to the market price of our Common Stock on the date of grant) that will vest in equal installments every calendar quarter over a one year period; and (2) five-year options to purchase 16,500 shares of Common Stock per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest in equal installments every calendar quarter for the two-year period after date the grant.

Effective November 21, 2018, Mr. Scott Burell resigned from the Board of Directors of the Company and his positions as a member of the Compensation and Nominating and Corporate Governance Committee and Chairman of the Audit Committee. As a result of his resignation, Mr. Burell did not receive any options for the last quarter of 2018 as options are awarded upon completion of the term. To replace Mr. Burell, Ms. Louisa Ingargiola was appointed on November 27, 2018 as a director of the Board of Directors of the Company, a member of the Compensation and Nominating and Corporate Governance Committee and Chairman of the Audit Committee.

Pursuant to her offer letter, Ms. Louisa Ingargiola is entitled to receive for her service on the board: (1) an initial grant of five-year options to purchase 41,250 shares of Common Stock upon appointment, which was at an exercise price of $0.77 (equal to the market price of our Common Stock on the date of grant) that will vest in equal installments every calendar quarter over a one year period; and (2) five-year options to purchase 16,500 shares of Common Stock per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest in equal installments every calendar quarter for the two year period after date the grant.

Option Exercises for Fiscal 2018 and 2017

Mr. Scott Burell exercised 60,724 options on December 4, 2018 at an exercise price of $0.06 of which 55,801 shares were delivered due to the Company’s withholding obligation relating to the exercise of these options.

EXECUTIVE COMPENSATION – ENERJEX (PRE-MERGER)

The following table sets forth summary compensation information for the fiscal year ended December 31, 2018 and the year ended December 31, 2017, for our former chief executive officer, former chief financial officer and other former highly compensated executive officers. We did not have any other executive officers as of the end of 2018 or 2017, whose total compensation exceeded $100,000. We refer to these persons as the EnerJex Pre-Merger Named Executive Officers elsewhere in this report.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Louis G. Schott, Former Interim	2018	$—	$—	$—	$—	$—	$—
Chief Executive Officer and Secretary (1)	2017	$75,000	$—	$—	$—	$—	$75,000
Robert Schleizer, Former Chief	2018	$—	$—	$—	$—	$—	$—
Financial Officer (4)	2017	$75,000	$—	$—	$—	$—	$75,000
Robert G. Watson, Jr., Former	2018	$—	$—	$—	$—	$—	$—
President, Chief Executive Officer (2)	2017	$15,000	$—	$—	$—	$—	$15,000
Douglas M. Wright, Former Chief	2018	$—	$—	$—	$—	$—	$—
Financial Officer (3)	2017	$96,000	$—	$—	$—	$—	$96,000
David L. Kunovic, Former Executive	2018	$—	$—	$—	$—	$—	$—
Vice President, Exploration (5)	2017	$108,865	$—	$—	$—	$—	$108,865
Kent A. Roach, Former Executive	2018	$—	$—	$—	$—	$—	$—
Vice President, Engineering (5)	2017	$108,865	$—	$—	$—	$—	$108,865

(1)	Mr. Schott joined the Company as Interim CEO on February 10, 2017 and resigned in connection with the Merger.
(2)	Mr. Watson resigned as a director and officer of the Company on February 10, 2017.
(3)	Mr. Wright resigned on February 10, 2017.
(4)	Mr. Schleizer joined the Company as Chief Financial Officer on August 17, 2017 and resigned in connection with the Merger.
(5)	Resigned in connection with the Merger.

Employment Agreements

Louis G. Schott. — Former Interim Chief Executive Officer

On February 10, 2017, the Company entered into an employment agreement with Louis G. Schott, as interim chief executive officer of the Company. The employment agreement provides an annual base salary of $225,000. Mr. Schott resigned from his position as interim chief executive officer in connection with the Merger and his employment agreement was terminated.

Option Exercises for Fiscal 2018 and 2017

There were no options exercised by the EnerJex Pre-Merger Named Executive Officers in fiscal years 2018 and 2017, as all pre-merger options issued by EnerJex were cancelled upon the date of Merger.

Grants of Plan-Based Awards in Fiscal Year 2018 and 2017

We granted to Mr. Wright an option expiring on July 31, 2017, to purchase 50,000 shares of our Common Stock at a cash exercise price equal to $10.50. One third of the options vest on the first anniversary of the date of grant, and the remaining options vest in twenty-four (24) equal tranches each month for the next two (2) year period. Mr. Wright’s employment with the company ended effective February 17, 2017, and therefore pursuant to the 2013 Plan he must exercise the options within three (3) months of employment termination (May 17, 2017) or forfeit them. The options were not exercised

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by the EnerJex Pre-Merger Named Executive Officers as of the fiscal year ended December 31, 2017.

	Option Awards
	Fiscal Year Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David L. Kunovic	2013	50,000	—	—	$10.50	12/31/23
Kent A. Roach	2014	39,743	10,417	—	$10.50	12/31/19

DIRECTOR COMPENSATION – ENERJEX (Pre-Merger)

For the fiscal year ended December 31, 2017, the EnerJex Pre-Merger non-employee directors received no compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 27, 2019 by:

●	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our Common Stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all of our current directors and executive officers as a group.

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

Name and Address of Beneficial Owner(1)	Number of Shares (2)	Percent of Class
Bret Chilcott	5,800,321	46.22%
Chairman of the Board, President and Nominee Director
Barrett Mooney	4,452	0.04%
Chief Executive Officer(3)
Nicole Fernandez-McGovern	220,027	1.75%
Chief Financial Officer(3)
Grant Begley	75,227	0.60%
Nominee Director(3)
Thomas Gardner	142,519	1.14%
Nominee Director(3)
Louisa Ingargiola	1,921	0.02%
Director(3)
Corbett Kull	20,969	0.17%
Nominee Director(3)
All Directors and Executive Officers as a Group (seven persons)	6,265,436	49.94%
GreenBlock Capital, LLC	846,569	6.75%
420 Royal Palm Way
Palm Beach, Florida 33480(4)
Alpha Capital Anstalt	1,253,684	9.99%
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein(5)

(1)	Unless otherwise indicated, such individual’s address is c/o AgEagle Aerial Systems, Inc., 117 South 4th Street, Neodesha, Kansas 66757.

(2)	The persons named in this table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from December 31, 2018 and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of December 31, 2018.

(3)	All shares reflected are those shares of Common Stock which underlie options issued and fully vested, as of December 31, 2018.

(4)	Excludes options to purchase 207,055 shares of Common Stock which are subject to vesting and ownership limitation provisions. Mr. Chris Spencer, a Partner of GreenBlock Capital, LLC, has sole investment and voting power with respect to the shares. The address for GreenBlock Capital, LLC is 420 Royal Palm Way, Palm Beach, Florida 33480. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13G, dated March 26, 2018.

(5)	As of December 31, 2018, Alpha owned 315,422 shares of Common Stock and owned 4,662 shares of Series C Preferred Stock, which are currently convertible into 8,633,333 shares of Common Stock, and 2,000 Series D Preferred Shares and 3,703,703 warrants to purchase shares of Common Stock at an exercise price of $0.54. The table includes only 1,253,684 shares of Common Stock that Alpha is deemed to beneficially own because under the terms of the Series C Certificate of Designation, the holder thereof may not own in excess of 9.99% of the Company’s voting (i.e., Common) stock at any given time.

Equity Compensation Plans

Company 2017 Omnibus Equity Incentive Plan

The 2017 Omnibus Equity Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value. The Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted shares , restricted shares, restricted stock units, performance stock, performance units, SARs, tandem stock appreciation rights, distribution equivalent rights, or any combination of the foregoing, to key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely Company employees or employees of the Company’s subsidiaries are eligible for incentive stock option awards). The Company has reserved a total of 2,000,000 shares of Common Stock for issuance as or under awards to be made under the Plan.

Types of Stock Awards

The Plan provides for the grant of incentive stock options and non-qualified stock options. Stock options may be granted to employees, including officers, non-employee directors and consultants of the Company or its affiliates, except that incentive stock options may be granted only to employees.

Share Reserve

The aggregate number of shares of Common Stock that have been reserved for issuance under the Plan is 2,000,000. As of December 31, 2018, there are 1,287,103 shares underlying options granted under the Plan and 712,897 shares of Common Stock available for future issuance under the Plan. If a stock option award expires, terminates, is canceled or is forfeited for any reason, the number of shares subject to the stock option award will again be available for issuance. In addition, if stock awards are settled in cash, the share reserve will be reduced by the number of shares of Common Stock with a value equal to the amount of the cash distributions as of the time that such amount was determined and if stock options are exercised using net exercise, the share reserve will be reduced by the gross number of shares of Common Stock subject to the exercised portion of the option. We also have 207,055 shares underlying options that have been granted outside of the Plan.

Administration

Our board of directors or a duly authorized committee thereof, has the authority to administer the Plan. Subject to the terms of the Plan, our board of directors or the authorized committee, referred to herein as the committee, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock option awards, including the period of exercisability and vesting schedule applicable to a stock option award. Subject to the limitations set forth below, the committee will also determine the exercise price and the types of consideration to be paid for the award. The committee has the authority to modify outstanding awards under the Plan. The committee has the authority to adopt, alter and repeal administrative rules, guidelines and practices governing the Plan and to perform all other acts, including delegating administrative responsibilities, as it deems advisable to construe and interpret the terms and provisions of the Plan and any stock option award granted under the Plan. Decisions and interpretations or other actions by the committee are in the discretion of the committee and are final binding and conclusive on the company and all participants in the Plan.

Stock Options

Incentive stock options and non-qualified stock options are granted pursuant to stock option award agreements adopted by the committee. The committee determines the exercise price for a stock option, within the terms and conditions of the Plan, provided that the exercise price shall not be less than (i) in the case of a grant of any NQSO or an ISO to a key employee who at the time of the grant does not own stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock or of any subsidiary, one hundred percent (100%) of the fair market value of a share of Common Stock as determined on the date the stock option award is granted; (ii) in the case of a grant of an ISO to a key employee who, at the time of grant, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock or of any subsidiary, one hundred ten percent (110%) of the fair market value of a share of Common Stock, as determined on the date the stock option award is granted. The fair market value of the Common Stock for purposes of determining the exercise price shall be determined by the Committee in accordance with any reasonable method of valuation consistent with applicable requirements of Federal tax law, including, as applicable, the provisions of Code Section 422(c)(8) and 409A as applicable. Stock options granted under the Plan will become exercisable at the rate specified by the committee and may be exercisable for restricted stock, if determined by the committee.

The committee determines the term of stock options granted under the Plan, up to a maximum of ten years. The option holder’s stock option agreement shall provide the rights, if any, that such holder has to exercise the stock option at such time that such holder’s service relationship with us, or any of our affiliates, ceases for any reason, including disability, death, with or without cause, or voluntary resignation. All unvested stock option awards are forfeited if the participant’s employment or service is terminated for any reason, unless our compensation committee determines otherwise.

Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option will be determined by the committee and may include (i) check, bank draft or money order, or wire transfer, (ii) if the Company’s Common Stock is publicly traded, a broker-assisted cashless exercise, or (iii) such other methods as may be approved by the committee, including without limitation, the tender of shares of our Common Stock previously owned by the option holder or a net exercise of the option.

Unless the committee provides otherwise, options generally are not transferable except by will, the laws of descent and distribution. The committee may provide that a non-qualified stock option may be transferred to a family member, as such term is defined under the applicable securities laws.

Tax Limitations on Incentive Stock Options

The aggregate fair market value, determined at the time of grant, of our Common Stock with respect to incentive stock options that are exercisable for the first time by an option holder during any calendar year may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as non-qualified stock options. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (ii) the term of the incentive stock option does not exceed five years from the date of grant.

Adjustments for Changes in Capital Structure and other Special Transactions

In the event of a stock dividend, stock split, or recapitalization, or a corporate reorganization in which we are a surviving corporation (and our shareholders prior to such transaction continue to own at least 50% of our capital stock after such transaction), including without limitation a merger, consolidation, split-up or spin-off, or a liquidation, or distribution of securities or assets other than cash dividends, the number or kinds of shares subject to the Plan or to any stock option award previously granted, and the exercise price, shall be adjusted proportionately by the committee to reflect such event.

In the event of a merger, consolidation, or other form of reorganization with or into another corporation (other than a merger, consolidation, or other form of reorganization in which we are the surviving corporation and our shareholders prior to such transaction continue to own at least 50% of the capital stock after such transaction), a sale or transfer of all or substantially all of the assets of the Company or a tender or exchange offer made by any corporation, person or entity (other than an offer made by us), all stock options held by any option holder shall be fully vested and exercisable by the option holder.

Furthermore, the committee, either before or after the merger, consolidation or other form of reorganization, may take such action as it determines in its sole discretion with respect to the number or kinds of shares subject to the Plan or any option under the Plan.

Amendment, Suspension or Termination

The committee may at any time amend, suspend, or terminate any and all parts of the Plan, any stock option award granted under the Plan, or both in such respects as the committee shall deem necessary or desirable, except that no such action may be taken which would impair the rights of any option holder with respect to any stock option award previously granted under the Plan without the option holder’s consent.

Description of Securities

Our authorized capital stock consists of 275,000,000 shares, of which 250,000,000 shares are designated as Common Stock par value $.001 per share, and 25,000,000 shares are designated as preferred stock, par value $.001 per share of which (i) no shares have been designated as Series A Preferred Stock, (ii) 1,764 shares have been designated as Series B Preferred Stock, (ii) 10,000 shares have been designated as Series C Preferred Stock and (iii) 2,000 shares have been designated as Series D Preferred Stock. As of December 31, 2018, we had 12,549,394 shares of Common Stock, no shares of Series A Preferred Stock, 0 shares of Series B Preferred Stock, 4,662 shares of Series C Preferred Stock and 2,000 shares of Series D Preferred Stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

AgEagle is a party to a consulting agreement dated as of March 1, 2015 with GreenBlock Capital, LLC, or GreenBlock, which beneficially owns approximately 8.33% of our Common Stock. Under the terms of the agreement, the Company agreed to issue 368,099 (post-split) shares of the Company’s Common Stock on May 1, 2015, an additional 368,099 (post-split) shares of Common Stock on January 15, 2016 and 207,055 (post-split) stock options exercisable for five years from the issuance date at an exercise price per share of $0.06 pursuant to the consulting agreement. As of December 31, 2015, no shares had been issued to the consultant. The Company recognized $1,250,000 of consulting expense during 2015 and 2016 related to the value of the shares earned, which was based on the estimated fair value of the stock as of December 31, 2015, based on the terms of a transaction which ultimately closed in February 2016, as there was no dis-incentive for non-performance. No additional expense was recorded for the nine months September 30, 2017 for the Common Stock granted in connection with the strategic consulting agreement executed in March 2015. During 2015, AgEagle recorded $69,528 of non-cash compensation expense related to the vested stock options granted to GreenBlock. The consulting agreement terminated by mutual agreement of the parties on August 31, 2016. During 2016, AgEagle recognized $138,802 related to the stock options. During the nine months ended September 30, 2017, the Company recognized $6,397 of additional consulting expense related to the issuance of the Common Stock for the stock options as a result of the modification of the exercise price of the options from $2.60 per share to $0.10 per share.

On (i) December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to GreenBlock Capital, a related party, (ii) January 24, 2017, AgEagle issued a 2nd promissory note with an aggregate principal amount of $30,000 to GreenBlock, and (iii) June 14, 2017, a 3rd promissory note with an aggregate principal amount of $16,050 was issued to GreenBlock (the “Related Party Notes A”). The Related Party Notes A accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, GreenBlock entered into extension and modification agreements with AgEagle whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, and in exchange a conversion feature was added whereby the debt can be converted into AgEagle Common Stock at $2.00 per share, and amended the interest rate on the note retroactively to accrue at a rate of 8% annually.

Between the dates of March 15 and July 12, 2017, AgEagle issued seven new promissory notes totaling an aggregate amount of $55,000 to Bret Chilcott, who is our Chairman of the Board and President, and at the time was also our CEO. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, Mr. Chilcott entered into extension and modification agreements with AgEagle whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, and in exchange a conversion feature was added whereby the debt can be converted into AgEagle Common Stock at $2.00 per share, and amended the interest rate on the note retroactively to accrue at a rate of 8% annually.

Director Independence

The Board of Directors has reviewed the independence of our directors based on the listing standards of the NYSE American. Based on this review, the Board of Directors determined that each of Messrs. Begley, Gardner and Kull and Ms. Ingargiola are independent within the meaning of the NYSE American. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NYSE American rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditor, D. Brooks and Associates CPA’s billed an aggregate of $32,078 for the year ended December 31, 2018 audit and the quarterly reviews for the year ended December 31, 2018. D. Brooks and Associates CPA’s billed $26,076 for the December 31, 2017 audit, quarterly reviews for the year ended December 31, 2017 and audit related fees. In addition, $17,515 and $1,400 was billed for tax services in 2018 and 2017, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed for professional services associated with the consent by auditors related to the audited financial statements of EnerJex and Agribotix and not paid to D.Brooks and Associates CPA’s.

	2018	2017
Audit Fees	$32,078	$26,076
Audit-Related Fees	1,000	1,064
Tax Fees	17,515	1,400
All Other Fees	21,000	—
Total	$71,593	$28,540

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)

3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2018)

3.6	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on March 29, 2018)

3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

3.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)

3.10	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)

3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)

3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)

3.13	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on May 22, 2013)

3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2018)

4.1	Form of 8% Convertible Debenture due November 6, 2016 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

4.2	Form of 8% Convertible Debenture due June 30, 2017 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

4.3	Common Stock Purchase Warrant, dated as of December 27, 2018 issued to Alpha Capital Anstalt (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 28, 2018)

10.2	Incubator Lease Agreement, dated August 28, 2015, between the City of Neodosha, Kansas and the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.3	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.5	Agreement, dated May 13, 2016, between the Registrant and Botlink, LLC (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018 )

10.7	Offer Letter, dated July 9, 2017, between the Registrant and Barrett Mooney (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 19, 2018)

10.8	Form of Deed in Lieu of Foreclosure, dated March 26, 2018 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 29, 2018)

10.9	Form of Release and Covenant Not to Sue, dated March 26, 2018 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 29, 2018)

10.10	Form of Promissory Note between EnerJex Resources, Inc. and Pass Creek Resources, LLC dated March 26, 2018 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on March 29, 2018)

10.11	Form of Additional Issuance and Exchange Agreement, dated March 26, 2018, by and among EnerJex Resources, Inc. and the investor named therein, relating to the purchase of shares of Series C Preferred Stock (incorporated by reference to Exhibit 10.4 on Form 8-K filed on March 29, 2018)

10.12	Voting Agreement, dated as of October 19, 2017, by and among EnerJex Resources, Inc. and a principal stockholder of AgEagle (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 20, 2017)

10.13	Form of Exchange Agreement dated November 20, 2017 between the Registrant and Agribotix LLC (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.14	Form of Agribotix Distribution and Resale Agreement dated November 20, 2017 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.15	Form of AgEagle Dealer Agreement (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018

10.16	ASSET PURCHASE AGREEMENT, dated as of July 25, 2018, into by and among the (i) Registrant, (ii) EAGLE AERIAL SYSTEMS, INC., a Nevada corporation and wholly-owned subsidiary of Registrant, (iii) AGRIBOTIX, LLC, a Colorado limited liability company, (iv) the individuals listed on the signature page thereof, and (v) Paul Hoff, in his capacity as the representative of the Seller Investor. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 31, 2018).

10.17	Securities Purchase Agreement, dated December 27, 2018, by and between the Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2018)

10.18	Registration Rights Agreements, dated December 27, 2018, by and between the Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 28, 2018)

10.19*	Offer Letter for Nicole Fernandez-McGovern dated January 1, 2019

10.20*	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc and Nicole Fernandez-McGovern dated January 1, 2019

10.21*	Colorado Commercial Lease Agreement by and between Advanced Radar Company and Agribotix LLC, dated June 1, 2018

10.22*	AgEagle Building Lease Extension Letter dated August, 17, 2018

14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

21.1*	List of Subsidiaries

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated : March 28, 2019	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer

Dated : March 28, 2019	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AgEagle Aerial Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of AgEagle Aerial Systems, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPA’s, P.A

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, Florida

March 28, 2019

D. Brooks and Associates CPA’s, P.A. 4440 PGA Blvd., Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

AGEAGLE AERIAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2018	2017
CURRENT ASSETS:
Cash	$2,601,730	$35,289
Accounts receivable	93	255
Inventories	149,482	158,632
Prepaid and other current assets	80,370	3,384
Total current assets	2,831,675	197,560

Property and equipment, net	28,374	38,703
Investment in unconsolidated investee	—	75,000
Intangible assets, net	677,118	—
Goodwill	3,270,984	—
Total assets	$6,808,151	311,263

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$197,827	$426,154
Accrued expenses	41,841	59,354
Accrued interest	1,333	185,335
Contract liability	4,892	—
Payroll liabilities	13,521	5,521
Convertible notes payable	—	1,160,005
Promissory note	40,998	—
Promissory notes - related party	—	131,050
Total current liabilities	300,412	1,967,419
Total liabilities	300,412	1,967,419

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series B, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding at December 31, 2018	—	—
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 4,662 shares issued and outstanding at December 31, 2018	5	—
Preferred stock, Series D Convertible, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at December 31, 2018	2	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 12,549,394 shares issued and outstanding at December 31, 2018	12,549	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 4,200,000 shares issued and outstanding at December 31, 2017	—	420
Additional paid-in capital	12,171,274	1,939,832
Accumulated deficit	(5,676,091)	(3,596,408)
Total stockholders’ equity (deficit)	$6,507,739	$(1,656,156)
Total liabilities and stockholders’ equity (deficit)	$6,808,151	$311,263

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2018	2017
Revenues	$107,813	$116,035
Cost of sales	61,680	93,359
Gross Profit	46,133	22,676

Operating Expenses:
Selling expenses	77,139	31,004
General and administrative	1,333,371	247,837
Professional fees	696,222	410,698
Total Operating Expenses	2,106,732	689,539
Loss from Operations	(2,060,599)	(666,863)

Other Income (Expenses):
Other income	13,333	12,458
Interest expense	(32,417)	(142,810)
Total Other Expenses, Net	(19,084)	(130,352)
Loss Before Income Taxes	(2,079,683)	(797,215)
Provision for income taxes	—	—
Net Loss	$(2,079,683)	$(797,215)

Net Loss Per Share - Basic and Diluted	$(0.25)	$(0.19)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	8,175,639	4,200,000

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2018

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2016	37,530	$—	71	$—	—	$—	—	$—	336,957	$420	$1,902,161	$(2,799,193)	$(896,612)
Pre-merger issuances of shares	42,470	—	(56)	—	12	—	—	—	94,756	—	—	—	—
Pre-merger conversion of shares	—	—	—	—	—	—	—	—	220,083	—	—	—	—
Issuance of employee and director stock options	—	—	—	—	—	—	—	—	—	—	6,397	—	6,397
Warrants issued with convertible promissory note	—	—	—	—	—	—	—	—	—	—	9,082	—	9,082
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	22,192	—	22,192
Net loss	—	—	—	—	—	—	—	—	—	—	—	(797,215)	(797,215)
Balance as of December 31, 2017	80,000	—	14	—	12	—	—	—	651,796	420	1,939,832	(3,596,408)	(1,656,156)
Pre-merger issuances and conversions of shares	(80,000)	—	(6)	—	(12)	—	—	—	3,548,204	—	—	—	—
Sale of Series C preferred stock	—	—	—	—	250	—	—	—	—	—	250,000	—	250,000
Founder stock returned to company	—	—	—	—	—	—	—	—	(75,000)	(75)	75	—	—
Shares repurchased from shareholder	—	—	—	—	—	—	—	—	(139,567)	(140)	(210,503)	—	(210,643)
Conversion of Series B and C preferred stock	—	—	(8)	—	(2,467)	(2)	—	—	1,616,470	1,616	(1,614)	—	—
Exercise of options	—	—	—	—	—	—	—	—	55,801	56	(56)	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	—	—	185,000	185	400,415	—	400,600
AgEagle debt conversion into Common Stock	—	—	—	—	—	—	—	—	787,891	788	1,503,015	—	1,503,803
AgEagle shareholder Common Stock conversion to EnerJex common shares	—	—	—	—	2,056	2	—	—	2,757,063	6,537	(6,539)	—	—
Acquisition of Agribotix	—	—	—	—	—	—	—	—	1,275,000	1,275	2,998,725	—	3,000,000
Issuance of common and preferred stock for EnerJex shareholders upon merger	—	—	—	—	197	—	—	—	1,886,736	1,887	(762,662)	—	(760,775)
Issuance of Series C Common Stock in connection with merger, net of $20K in fees	—	—	—	—	4,626	5	—	—	—	—	3,979,995	—	3,980,000
Issuance of Series D preferred stock and warrants for cash	—	—	—	—	—	—	2,000	2	—	—	1,969,998	—	1,970,000
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	110,593	—	110,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,079,683)	(2,079,683)
Balance as of December 31, 2018	—	$—	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739

Note: Amounts have been adjusted to reflect 25 to 1 stock split upon merger

See Accompanying Notes to Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

AGEAGLE AERIAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,079,683)	$(797,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,362	18,453
Issuance of employee and director stock options	—	6,397
Stock-based compensation	110,593	22,192
Shares issued for professional services	400,600	—
Warrants issued with convertible promissory note	—	9,082
Accretion for debt discounts, warrants and issuance costs	—	25,000

Changes in assets and liabilities:
Accounts receivable	163	18,631
Inventories	12,836	(1,228)
Prepaid expenses and other assets	(76,986)	(10,228)
Deferred Revenue	(1,927)	—
Accounts payable	(228,327)	349,729
Accrued liabilities	(17,513)	(67,709)
Accrued interest	28,744	106,315
Accrued payroll liabilities	8,000	(8,297)
Net cash used in operating activities	(1,778,138)	(328,878)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	—	(12,775)
Cash received in reverse merger	256,255	—
Payments of liabilities assumed in reverse merger	(891,474)
Acquisition of Agribotix	(925,000)	(75,000)
Net cash used in investing activities	(1,560,219)	(87,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes payable	—	335,005
Proceeds from the issuance of promissory note – related party	—	101,050
Payments of the principle on note payable	(84,559)	—
Shares repurchased from shareholder	(210,643)	—
Proceeds from the issuance of Common Stock and Series C convertible preferred stock in connection with merger, net of $20,000 in fees	3,980,000	—
Proceeds from the sale of Series C convertible preferred stock	250,000	—
Proceeds from the issuance of Common Stock Series D	1,970,000	—
Net cash provided by financing activities	5,904,798	436,055

Net increase in cash	2,566,441	19,402
Cash at beginning of period	35,289	15,887
Cash at end of period	$2,601,730	$35,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$39,313	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired (liabilities assumed) in reverse merger:
Cash	$256,255	$—
Accounts payable	(891,474)	—
Promissory note	(125,556)	—
Net liabilities assumed	$(760,775)	$—
Conversion of debt into Common Stock	$1,503,801	$—
Conversion of Series B and C preferred stock into Common Stock	$613	$—
Acquisition of Agribotix:
Issuance of Common Stock as consideration	$3,000,000	$—
Cash paid in the prior year	75,000	—
Deferred revenue	6,819	—
Inventory	(3,685)	—
Fixed assets	(7,650)	—
Intangible assets	(724,500)	—
Goodwill	(3,270,984)	—
Cash paid for acquisition	$(925,000)	$—

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 – Description of Business

AgEagle Aerial Systems, Inc. (“AgEagle” or “the Company”) was created to pioneer, innovate and advance aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten the planet. The Company’s daily efforts are focused on delivering the metrics, tools and strategies necessary to define and implement intelligent sustainability and precision farming solutions that solve important problems confronting the agricultural industry. Since its founding in 2010, the Company has remained intent on becoming a trusted partner to major food manufacturers and precision growers seeking to adopt and support productive agricultural approaches to better farming practices which limit impact on natural resources, reduce reliance on inputs and materially increase crop yields and profits.

 The Company designs, produces, distributes and supports technologically-advanced small unmanned aerial vehicles (UAVs or drones) that AgEagle offers for sale commercially to the precision agriculture industry. In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for its customers.

Additionally, the Company recently announced a new service offering using its leased UAVs and associated data processing services for the sustainable agriculture industry. AgEagle is the nation’s first drone-based aerial imagery company to utilize leading-edge data capture technology and customized analytics solutions to help promote and proactively support corporate and farming sustainability initiatives.

On August 28, 2018, AgEagle acquired all right, title and interest in and to all assets owned by Agribotix, LLC to be utilized in their business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture. AgEagle’s management believes that purchasing Agribotix’s primary product, FarmLens™, will benefit the Company and its shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as ours, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by the Company as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

The Company is headquartered in Neodesha, Kansas. Its website address is http://www.ageagle.com.

Corporate History; Recent Business Combinations

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 – Description of Business-Continued

On August 28, 2018, the Company closed the transactions contemplated by the previously announced Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (sometimes also referred to herein as” Agribotix” or the “Seller”), and the other parties named therein. Pursuant to the Purchase Agreement, the Company acquired all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, the Company also assumed certain liabilities under various third-party contracts pursuant to the terms of the Purchase Agreement.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - These financial consolidated statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments - Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, convertible debt, promissory notes, accounts payable and accrued expenses, approximates their recorded values due to their short-term maturities.

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of December 31, 2018 and December 31, 2017.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 – Summary of Significant Accounting Policies-Continued

Inventories - Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2018 and 2017, the Company had recorded a provision for obsolescence of $10,369 and $15,369, respectively.

Goodwill - We review the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable or o on an annual basis. The estimated future cash flows are based upon, among other things assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. As of December 31, 2018, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since assessment date of August 2018.

Intangible Assets – Acquired in Business Combinations -We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: customer relationships and trade names. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

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

Revenue Recognition and Concentration- The Company generally recognizes revenue on sales to customers, dealer and distributors upon satisfaction of our performance obligations when the goods are shipped. The Company generally ships FOB Shipping Point terms. Shipping documents are used to verify delivery and customer acceptance. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and quantity of drones being purchased. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit on each UAV ordered.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 – Summary of Significant Accounting Policies-Continued

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period.

The Company has executed one significant non-exclusive worldwide distributor agreement in 2016 and amended this agreement to make it non-exclusive by allowing the Company the right to sell its products directly into the marketplace. Only the non-exclusive worldwide distributor has the right of return within twelve months of purchase up to a certain percentage of the annual sales volume less a restocking fee. As of December 31, 2018, no sales of the Company are subject to this right of return clause per the distributor agreement.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales such customers is summarized below:

	Percent of total sales for year ended December 31,
Customers	2018	2017
Customer A	18.0%	*
Customer B	10.4%	*
Customer C	*	20.9%

The table below reflects our revenue for the periods indicated by product mix.

	For the Year Ended December 31,
Type	2018	2017
Product Sales	$93,219	$116,035
Subscription Sales	14,594	—
Total	$107,813	$116,035

Vendor Concentration-As of December 31, 2018, there was one significant vendors that the Company relies upon to perform stitching its FarmLens platform. This vendor provided services to the Company which can be replaced by alternative vendors should the need arise.

Shipping Costs - Shipping costs for the year ended December 31, 2018 totaled $ 5,239, and $5,648 for the year ended December 31, 2017. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold in shipments of operations.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs amounted to $1,454 for the year ended December 31, 2018, and $11,775 for the year ended December 31, 2017.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 – Summary of Significant Accounting Policies-Continued

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. For the year ended December 31, 2018, the Company had 3,703,703 warrants and 1,287,103 options to purchase Common Stock, 4,662 shares of Series C Preferred Stock which may be converted into 8,633,333 shares of Common Stock. For the year ended December 31, 2017, the Company had 828,200 warrants and 1,134,800 options to purchase Common Stock, and 1,095,864 potential convertible shares which may be issued resulting from the provisions of convertible notes.

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

Share-Based Compensation Awards - The value we assign to the options that we issue is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue a new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated. All share-based awards are expensed on a straight-line basis over the vesting period of the options.

Recently Issued Accounting Standards - In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017.

Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for purposes of the Company’s sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point time or monthly subscription fees which are recognized ratably over the subscription period, as defined in the new ASU. Accordingly, the Company recognizes revenue for small UAVS product contracts with customers at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method, however the new standard did not have a material impact on the Company’s consolidated financial position and consolidated results of operations, as it did not change the manner or timing of recognizing revenue on a majority of its revenue transactions.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 – Summary of Significant Accounting Policies-Continued

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

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transaction whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The Company is currently evaluating the impact of the updated guidance.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 3 — Inventories

Inventories consist of the following at:

	December 31,
	2018	2017
Raw materials	$109,826	$106,569
Work-in process	30,088	34,850
Finished goods	19,937	32,582
Gross inventory	159,851	174,001
Less obsolete reserve	(10,369)	(15,369)
Total	$149,482	$158,632

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	December 31,
	2018	2017
Property and equipment	$116,313	$108,664
Less accumulated depreciation	(87,939)	(69,961)
	$28,374	$38,703

Depreciation expense for the years ended December 31, 2018 and 2017 was $17,980 and $18,453 respectively.

Note 5 — Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of Agribotix. Amortization is computed using the straight-line method over the estimated life of the asset. The Company will annually assess intangible and other long-lived assets for impairment. Intangible assets were comprised of the following at December 31, 2018:

	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Carrying value as of December 31, 2017		$—	$—	$—
Intellectual Property/Technology	5 Years	433,400	(28,893)	404,507
Customer Base	20 Years	72,000	(1,200)	70,800
Tradenames and Trademarks	5 Years	58,200	(3,880)	54,320
Non-compete Agreement	4 Years	160,900	(13,409)	147,491
Carrying value as of December 31, 2018		$724,500	$(47,382)	$677,118

Amortization expense for the years ended December 31, 2018 and 2017 was $47,382 and $0, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Prior to August 28, 2018, the Company accounted for its initial investment in Agribotix using the equity method of accounting. The ownership interest was accounted for as if Agribotix was a consolidated subsidiary and all identifiable assets, including goodwill and identifiable intangibles, were recorded at fair value and amortized, with this amortization recorded in “memo” and included in the Company’s portion of earnings of Agribotix. The Company acquired all the assets of Agribotix on August 28, 2018. As of the date of acquisition, the Company adjusted the difference between the carrying value of the Company’s investment to fair value, which is reflected in the purchase consideration recorded upon the acquisition of Agribotix. See Note 7. unaudited summary financial information for Agribotix for the five months ended August 28, 2018 is as follows:

STATEMENT OF OPERATIONS
Revenues	$129,171
Cost of sales	100,366
Gross profit	28,805
Operating expenses	418,333
Operating loss	(389,528)
Other expense	(3,845)
Net loss	(393,373)
Amortization of “memo” intangible assets	(88,755)
Total adjusted net loss	(482,128)
Adjustment to fair value of ownership interest	$(482,128)
Ownership interest	20%
Share of adjusted net income	—

Note 7 – Acquisition

On August 28, 2018, pursuant to the Purchase Agreement, the Company acquired, all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement (the “Purchased Assets”). At closing, the Company assumed certain liabilities under various third-party contracts pursuant to the terms of the Purchase Agreement.

The consideration for the Purchased Assets made at closing included the following: (a) a cash payment of $150,000 (of which $110,000 was previously paid), (b) 200,000 shares of Common Stock of the Company at a value of $5.00 per share (all of which shares were issued to the Seller pursuant to an exchange agreement between the Company and the Seller dated as of November 20, 2017), (c) an amount payable at closing equal to the sum of: (i) 500,000 shares of Common Stock at a value of $2.00 per share (the “Closing Shares”); and (ii) $450,000 in cash. In addition, the Seller paid on the 90th day following the closing equal to the sum of: (i) the number of shares of Common Stock that is calculated by dividing $2,000,000 by the $2.00 share and (ii) $400,000 in cash.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 7 – Acquisition-Continued

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

The Purchase Agreement contains customary representations, warranties and covenants, including provisions for indemnification in the event of any damages suffered by either party as a result of, among other things, breaches of representations and warranties contained therein. An aggregate amount equal $75,000 in cash, 50% of the number of Closing Shares and 25% of the number of Post-Closing Shares were deposited in an escrow account with a third-party escrow agent to secure the indemnification obligations of the Seller pursuant to the terms of the Purchase Agreement.

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

Common Stock consideration	$3,000,000
Cash paid	1,000,000
Total purchase consideration	4,000,000
Inventory	(3,685)
Property and equipment	(7,650)
Intangibles assets	(724,500)
Deferred revenue	6,819
Goodwill	$3,270,984

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

The accompanying consolidated financial statement includes the activity of Agribotix for the period after the acquisition commencing August 29, 2018 and ending December 31, 2018.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 7 – Acquisition-Continued

The following unaudited proforma financial information gives effect to the Company’s acquisition of Agribotix as if the acquisition had occurred on January 1, 2018 and had been included in the Company’s consolidated statement of operations for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Revenue	$314,486	$357,727
Net Income	$(2,702,928)	$(1,460,046)

Note 8 – Debt

Convertible Notes Payable

On May 6, 2015, the Company closed a private placement pursuant to a subscription agreement whereby two institutional investors (the “2015 Holders”) purchased convertible notes having an aggregate principal amount of $500,000, convertible into Common Stock of the Company at $2.00 per share and maturing on November 6, 2016. Interest on the notes accrued at a rate of 8% annually and was payable quarterly. It was determined that there were no aggregate beneficial conversion features. On or about March 4, 2016, the Company and the 2015 Holders entered into extension and modification agreements whereby the 2015 Holders agreed to extend the maturity date of the notes to November 6, 2016, and permanently waive all rights and remedies, of whatever nature, with respect to the various defaults that occurred under this subscription agreement and notes, including, without limitation, (I) the Company’s failure to become a public SEC reporting company on or before September 30, 2015, (ii) the Company’s failure to pay interest on the notes, and (iii) modifying and waiving certain participation rights in future financings. For the years ended December 31, 2018 and 2017, the Company recorded $9,111 and $40,000 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $500,000 and its accrued interest of $114,556 were converted at $1.25 per share into 814,381 shares of Common Stock.

On September 6, 2016, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2016 Holder”) purchased a convertible note having a principal amount of $300,000, convertible into shares of Common Stock of the Company at $3.00 per share and maturing on September 30, 2017. Interest on the note accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017, the Company recorded interest expense of $5,467 and $24,000, respectively. As of the Merger Date, the principal amount of the promissory note of $300,000 and its accrued interest of $42,933 were converted at $1.25 per share into 454,440 shares of Common Stock.

On February 3, 2017, the Company closed a private placement pursuant whereby a bridge loan (the “2017 Note A”) agreement was executed with an accredited investor (the “2017 Holder Note A”) to purchase a convertible promissory note with an aggregate principal amount of $175,000, an original issue discount of $25,000, convertible into shares of Common Stock of the Company at $2.50 per share and maturing 90 days following issuance, or May 4, 2017. After payment of a finder’s fee and other expenses, the Company received net proceeds of $101,250. In addition, the Company also issued to the 2017 Holder Note A warrant to purchase 200,000 shares of the Company’s Common Stock at an exercise price per share of $2.50. To the extent the entire unpaid principal balance of the note is not paid in full on the maturity date, (i) interest on the unpaid principal balance will accrue from the maturity date at the rate of 18% per annum, and will continue until the date the note is paid in full, and (ii) the Company will issue to the 2017 Holder Note A an additional warrant to purchase 100,000 shares of Common Stock for each ninety (90) calendar day period that the unpaid principal balance of the note and any accrued interest is not paid in full by such date. Upon conversion as of Merger Date, the Company had issued an additional 300,000 warrants to purchase shares resulting from the default of the loan.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 – Debt-Continued

For the year ended December 31, 2018, the Company recorded $7,077 of interest expense. For the year ended December 31, 2017, the Company recorded interest expense of $ 28,566 and the $25,000 of original issue discount. For the year ended December 31, 2018, the Company recorded $7,077 of interest expense. As of the date of the merger on March 26, 2018, the principal amount of the promissory note of $175,000 and its accrued interest of $35,642 were converted at $2.50 per share into 139,567 shares of Common Stock.

On July 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note B”) purchased a convertible note having a principal amount of $100,005, convertible into Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017, the Company recorded $1,822 and $3,778 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $100,005 and its accrued interest of $5,600 were converted at $1.25 per share into 139,943 shares of Common Stock.

On September 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note C”) purchased a convertible note having a principal amount of $35,000, convertible into shares of Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017, the Company recorded $638 and $731 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $35,000 and the accrued interest of $1,369 were converted at $1.25 per share into 48,194 shares of Common Stock.

On October 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor purchased a convertible note having a principal amount of $50,000, (the “2017 Note D”) convertible into shares of Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017, the Company recorded $911 and $811 of interest expense, respectively. As of the Merger Date, the principal of $50,000 and the accrued interest of $1,722 were converted at $1.25 per share into 68,540 shares of Common Stock.

Promissory Notes

On December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to a shareholder of the Company. On January 24, 2017, the Company issued a second promissory note with an aggregate principal amount of $30,000 to the same related party. On September 14, 2017, the Company issued a third promissory note with an aggregate principal amount of $16,050 to the same shareholder. All three promissory notes (the “Related Party Notes A”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, the Company and the shareholder promissory note A holder entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, added a conversion feature whereby the debt can be converted into shares of Common Stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017, the Company recorded $1,386 and $5,420 of interest expense, respectively. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 – Debt-Continued

On March 5, 2017, the Company issued a promissory note with an aggregate principal amount of $10,000 to an executive of the Company. On May 15, 2017, the Company issued a second promissory note with an aggregate principal amount of $10,000 to the same executive of the Company. On September 15, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $32,000 to the same executive of the Company. On July 25, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $3,000 to the same executive of the Company with the amended terms agreed to on August 1, 2017 per the modification agreement. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and mature on November 6, 2017. On or about August 1, 2017, the Company and the executive of the Company promissory note B holder entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, added a conversion feature whereby the debt can be converted into shares of Common Stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017 the Company recorded $1,002 and $2,684 of interest expense, respectively. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of Common Stock.

As of the Merger Date, all the AgEagle shares of Common Stock issued in connection with conversion of debt noted above were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share into a total of 787,891 shares of EnerJex Common Stock and 1,631 shares of Series C Preferred Stock.

As part of the liabilities assumed from the EnerJex Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. The total amount outstanding as of December 31, 2018 was $40,998, resulting in payments of $88,729 made in 2018. The Company recorded interest of $3,670 for the year ended December 31, 2018.

Note 9 – Equity

Capital Stock Issuances

As a result of the Merger all the holders of the Company’s 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) had their shares automatically converted into 902,186 shares of the Company’s Common Stock. The Company’s Series B Convertible Preferred Stock of 8.25 shares (the “Series B Preferred Stock”) remained outstanding and were convertible into 5,388 shares of the Company’s Common Stock. The Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) included 2,879 of remaining shares after the conversion and retirement of all the Company’s promissory notes due. These shares are convertible into 1,471,425 shares of the Company’s Common Stock. Furthermore, an additional 4,000 shares of Series C Preferred Stock were issued and are convertible into 3,020,797 shares of the Company’s Common Stock, as they were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”).

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 – Equity-Continued

On April 16, 2018, Alpha Capital Anstalt converted 8.25 shares of Series B Preferred Stock, representing the last of the outstanding Series B shares, into 5,388 shares of Common Stock at a conversion price of $1.53.

During the year ended December 31 2018, Alpha Capital Anstalt converted 2,467 shares of Series C Preferred Stock into 1,611,082 shares of Common Stock at a conversion price of $1.53.

In connection with an investor relations agreement, dated April 4, 2018, the Company issued 60,000 shares of its Common Stock to the investor relations firm, and its designees, and agreed to register such shares on its next registration statement (the “Registration Rights”). On July 24, 2018, in connection with the filing of the Company’s registration statement on form S-1, a waiver of the Registration Rights was obtained from the investor relations firm in exchange for 125,000 additional shares, which were issued by the Company and approved by the Board. The Company recognized a total of $400,415 of investor relations expense at a fair value of $2.12 and $2.26 per share within general and administrative costs related to these issuances.

On August 28, 2018 and ninety-days thereafter, pursuant to the Purchase Agreement for Agribotix the Company issued 1,275,000 shares at a $2.00 share price.

 On December 4 ,2018, our former board director Mr. Scott Burell exercised 60,724 options at an exercise price of $0.06 resulting in the issuance of 55,801 shares as due to the Company’s withholding obligation relating to the exercise of these options some shares were held back.

On December 27, 2018, AgEagle Aerial Systems Inc. (the “Company”) entered into Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

Warrants Issued

The Warrants of 3,703,703 are exercisable for a period of five years through December 26, 2023, at an exercise price equal to $0.54 per share, and is subject to customary adjustments for stock splits dividend, rights offerings, pro rata distributions and fundamental transactions. In addition, in the event the Company undertakes a subsequent equity financing or financings at an effective price per share that is less than $0.54, the exercise price of the Warrant shall be reduced to the lower price.

The Warrant provides that the Warrant holder shall have a “Beneficial Ownership Limitation” equal to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this Warrant. The Warrant holder, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, as provided for in the Warrant.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 – Equity-Continued

Pursuant to the terms of the Registration Rights Agreement, the Company shall file an initial registration statement registering the Warrant Shares no later than the 20th calendar day following the required filing date of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 (the “Filing Date”) and, with respect to any additional registration statements, the earliest practical date on which the Company is permitted by SEC Guidance to file such additional registration statement related to such registrable securities. The Company shall have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”) no later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. There are no penalties for failure to file or be declared effective by the dates set forth above.

Options Issued

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

On December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at the fair value exercise price ranging from $0.51 to $4.33 per share expiring on March 30, 2023 to December 17, 2028. The Company determined the fair-market value of the options to be $449,491. In connection with the issuance of these options, the Company recognized $102,698 stock compensation expense for the year ended December 31, 2018.

On October 4, 2017, AgEagle Sub issued options to purchase 927,774 shares of Common Stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors for the year ended December 31, 2018, the Company recorded $7,895 of stock compensation expense and $22,192 for the year ended December 31, 2017.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 – Equity-Continued

On March 1, 2015, AgEagle Sub entered into a strategic consulting agreement with a related party and granted 207,055 stock options exercisable over five years from the grant date at an exercise price per share of $2.60. On October 4, 2017, AgEagle Sub held a board meeting to approve the modification of the existing 207,055 options to purchase Common Stock from an exercise price of $2.60 to $0.06 per share. These options were assumed by the Company in the Merger. In connection with these options, the Company recognized no stock compensation expense for the year ended December 31, 2018 as they were all fully vested.

The fair value of options granted during the year ended December 31, 2018 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the year ended December 31, 2018 were as follows:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Dividend Yield	0%	0%	0%	0%	0%
Expected life	3.04 to 6.25 Years	3.5 Years	3.5 Years	3.5 Years	3.5-6.5 Years
Expected volatility	74.80 to 80.41%	77.03%	78.66%	76.04%	80.5%
Risk-free interest rate	1.89 to 2.33%	2.81%	2.68%	3.01%	2.59%

For options granted in 2018, the fair value of the Company’s stock was obtained per the close of market as of December 31, 2018. The future expected stock-based compensation expense expected to be recognized in future years is $288,401, through December 31, 2020.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2018 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the year ended December 31, 2018, are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,134,830	$0.06	8.5 Years	$—
Granted	534,598	1.35	5.94 Years	$—
Exercised/Cancelled	(175,270)	0.60	- Years	$—
Outstanding at December 31, 2018	1,494,158	$0.46	6.93 Years	$—
Exercisable at December 31, 2018	782,147	$0.22	7.07 Years	$—

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 9 – Equity-Continued

For options granted or modified in 2017, the fair value of the Company’s stock used in estimating the fair value of the stock options was estimated using a discounted cash flow method and recent sales of its Common Stock.

 Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2017 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the year ended December 31, 2017 are as follows:

	For the Year Ended December 31, 2017
	Shares*	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	207,055	$0.06	4.0 years	$—
Granted	927,775	$0.06	10.0 years	$—
Outstanding at end of year	1,134,830	$0.06	8.5 years	$—
Exercisable at end of year	521,873	$0.06	7.9 years	$—

*- Amounts have been converted to reflect a stock split and conversion rate of 1.656 that occurred upon the EnerJex merger.

As of the Merger Date, all outstanding AgEagle shares of Common Stock and newly issued in connection with conversion of debt were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share. The financial statements give a retrospective effect to the reverse stock split.

Note 10 – Warrants to Purchase Common Stock

As of December 31, 2018, the Company had outstanding, in connection with the issuance of debentures in the prior year, warrants to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51. All warrants outstanding as of December 31, 2018 are scheduled to expire between February 2, 2024 and October 31, 2024.

On December 27, 2018, the Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

The Warrant is exercisable for a period of five years through December 26, 2023, at an exercise price equal to $0.54 per share, and is subject to customary adjustments for stock splits dividend, rights offerings, pro rata distributions and fundamental transactions. In addition, in the event the Company undertakes a subsequent equity financing or financings at an effective price per share that is less than $0.54, the exercise price of the Warrant shall be reduced to the lower price.

The Warrant provides that the Warrant holder shall have a “Beneficial Ownership Limitation” equal to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this Warrant. The Warrant holder, upon notice to the Company, may increase or decrease the Beneficial Ownership Limitation, as provided for in the Warrant.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 10 – Warrants to Purchase Common Stock-Continued

A summary of activity related to warrants for the year ended December 31, 2018 follows:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	828,221	$1.51	5.34
Granted	3,703,703	$0.54	4.99
Outstanding at December 31, 2018	4,531,924	$0.72	5.05
Exercisable at December 31, 2018	4,531,924	$0.72	5.05

*- Amounts have been converted to reflect a stock split and conversion rate of 1.656 that occurred upon the EnerJex merger.

A summary of activity related to warrants for the year ended December 31, 2017 follows:

	Shares*	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	—	$—	—
Granted	828,221	$1.51	6.60
Outstanding at December 31, 2017	828,221	$1.51	6.40
Exercisable at December 31, 2017	828,221	$1.51	6.40

*- Amounts have been converted to reflect a stock split and conversion rate of 1.656 that occurred upon the EnerJex merger.

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

Rent expense was $13,600 and $3,900 for the years ended December 31, 2018 and 2017, respectively.

Merger Agreement

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company”) and AgEagle Sub changed its name to “Eagle Aerial Systems, Inc.” The Company’s Common Stock will continue to trade on the NYSE American under its new symbol “UAVS” commencing on March 27, 2018. As a result of the Merger, through AgEagle Sub, the Company is now engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that it supplies to the precision agriculture industry.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 – Commitments and Contingencies-Continued

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 – Commitments and Contingencies-Continued

Employment and Board Agreements

On July 10, 2018, the Company appointed Corbett Kull as an independent director to serve on the Company’s Board of Directors (the “Board”). Mr. Kull’s appointment fills a vacancy on the Board.

As compensation for his services as an independent director, Mr. Kull received an initial grant of 41,250 stock options at an exercise price of $1.77 per share (the “Initial Grant”). The Initial Grant is exercisable for a period of five years and vests in equal quarterly installments over a one-year period from the date of grant. In addition, Mr. Kull will receive a quarterly grant of 16,500 with an exercise price at the current market price of the Company’s Common Stock at the time of issuance (the “Quarterly Options”). The Quarterly Options are exercisable for a period of five years from the date of grant and vest in equal quarterly installments over a period of two years from the date of grant.

Effective November 21, 2018, Mr. Scott Burell resigned from the Board of Directors of the Company and his positions as a member of the Compensation and Nominating and Corporate Governance Committee and Chairman of the Audit Committee. As a result of his resignation, Mr. Burell did not receive any options for the last quarter of 2018 as options are awarded upon completion of the term. To replace Mr. Burell, Ms. Louisa Ingargiola was appointed on November 27, 2018 as a director of the Board of Directors of the Company, a member of the Compensation and Nominating and Corporate Governance Committee and Chairman of the Audit Committee.

Pursuant to his offer letter Mr. Louisa Ingargiola is entitled to receive for his service on the board: (1) an initial grant of five-year options to purchase 41,250 shares of Common Stock upon appointment, which was at an exercise price of $0.77 (equal to the market price of our Common Stock on the date of grant) that will vest in equal installments every calendar quarter over a one year period; and (2) five-year options to purchase 16,500 shares of Common Stock per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest in equal installments every calendar quarter for the two year period after date the grant.

Effective as of July 18, 2018, Mr. Barrett Mooney joined the Company as Chief Executive Officer. Mr. Bret Chilcott, founder of the Company, stepped down as Chief Executive Officer, but will remain with the Company as President and Chairman of the Board.

Pursuant to an employment offer letter dated July 9, 2018, Mr. Mooney will receive as compensation for his services as Chief Executive Officer a base salary of $220,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Board, in its sole discretion. Mr. Mooney received an initial grant of 75,000 shares of restricted Common Stock of the Company which is fully vested. Mr. Mooney was also eligible to receive an award of 75,000 shares of restricted Common Stock of the Company which fully vested as of January 1, 2019 if, and only if, the stock price of the Company reached $3.55 per share and the closing price per share was at or above such price at the end of the day on January 1, 2019.

In addition, Mr. Mooney is eligible to receive an award of 20,000 non-qualified stock options under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) upon securing one sustainability pilot program on or before October 31, 2018, and an additional award of 30,000 non-qualified stock options under the Equity Plan upon securing a second sustainability pilot program on or before January 31, 2019. Both awards shall provide for immediate vesting and exercisability at an exercise price equal to the fair market value of the Company’s shares of Common Stock underlying the options as of the date of grant. Mr. Mooney will also be eligible to receive an award of up to 55,000 non-qualified stock options under the Equity Plan based upon the results of his annual performance review in the first quarter of 2019.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 – Commitments and Contingencies-Continued

Effective December 18, 2018, an amendment was signed for the original employment offer letter dated July 9, 2018 hereby providing an amendment to provide that in lieu of the issuance of 75,000 shares of restricted Common Stock of the Company (the “Shares”), the Company shall award to Executive 125,000 Nonqualified Stock Options (the “Stock Options”) under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”). The Stock Options shall be subject to the terms of the Equity Plan and standard option award agreement which shall have a term of 10 years and provide for vesting over a one-year period and exercisability at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. The award of 75,000 shares were returned to the company and immediately cancelled.

Note 12 — Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2018 and 2017.

Consulting Agreement

On March 1, 2015, the Company entered into a strategic consulting agreement to assist it with raising capital and strategic positioning in an effort to increase its valuation. Under the terms of the agreement, the Company agreed to issue 125,000 shares of the Company’s Common Stock on May 1, 2015, an additional 125,000 shares of Common Stock on January 15, 2016 and 125,000 stock options exercisable for five years from the issuance date. As of December 31, 2015, no shares were issued to the consultant. The Company recognized $1,250,000 of consulting expense during 2015 and 2016 related to the value of the shares earned, which was based on the estimated fair value of the stock as of December 31, 2015, based on the terms of a transaction which ultimately closed on February 22, 2016 by issuing 500,000 shares of its Common Stock, as there was no dis-incentive for non-performance. During 2016, the Company recognized $555,556 of consulting expense related to the issuance of the Common Stock and $138,802 related to the stock options. No additional expense was recorded for the year-ended December 31, 2017 for the common shares granted in connection with the strategic consulting agreement executed in March 2015. During the 2017, the Company recognized $6,397 of additional consulting expense related to the issuance of the Common Stock for the stock options as a result of the modification of the exercise price of the options from $2.60 per share to $0.10 per share.

Promissory Notes

The Company issued promissory notes for an aggregate amount of $76,050 (the “Related Party Notes A”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the years ended December 31, 2018 and 2017, the Company recorded $1,386 and $5,420 of interest expense, respectively. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of the Company’s Common Stock.

The Company issued promissory notes for an aggregate amount of $55,000 (the “Related Party Notes B”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2018 and 2017 the Company recorded $1,002 and $2,684 of interest expense, respectively. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of the Company’s Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 12 — Related Party Transactions-Continued

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the year ended December 31, 2018, Premier Financial Filings provided services to the Company resulting in fees of $13,302, and an accounts payable of $1,915 as of December 31, 2018.

Note 13 – Income Taxes

Prior to April 15, 2015, AgEagle Aerial Systems Inc. was treated as a disregarded entity for income tax purposes. Income taxes, if any, were the responsibility of the sole member. In April 2015, the Company was converted to a corporation.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2018 and 2017, the total of all deferred tax assets was $1,400,620 and $899,073 respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $1,400,620 and $899,073 for the years ended December 31, 2018 and 2017, respectively. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was $501,548 and $192,125 respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $99,539 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

At December 31, 2018, the Company had a net operating loss carry forward of approximately $2 million expiring in 2035-2037. Approximately a $100,000 of net operating loss carry forward with no expiration. Management has determined that a 100% valuation allowance be established against net operating losses where it is more likely than not that such losses will expire or will not be available before they are utilized.

The Company acquired EnerJex, Inc. in 2018 and changed the name from EnerJex, Inc. to AgEagle Aerial Systems Inc. The federal net operating losses carried forward by EnerJex, Inc. prior to the acquisition are not available to the Company. This limitation is due to the IRC 382 limitation requirement that the business that generated the net operating losses continue for a minimum of two years after the acquisition.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 13 – Income Taxes-Continued

The components of income tax benefit for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Deferred tax benefit:
Federal	$(435,942)	$(166,991)
State	(65,606)	(25,134)
Increase in valuation allowance	$(501,548)	$(192,125)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate for the years ended December 31 is as follows:

	2018		2017
	Amount	Rate	Amount	Rate
Computed tax at the expected statutory rate	$(436,733)	21.00%	$(271,053)	34.00%
State and local income taxes, net of federal	(65,606)	3.16	(20,998)	2.64
Other non-deductible expenses	743	(0.04)	387	(0.05)
Change due to impact of tax rates	—	(0.00)	99,502	(12.49)
Provision to return true up	48	(0.00)	37	(0.00)
Change in valuation allowance	501,548	(24.12)	192,125	(24.10)
Income tax benefit	$—	0.00%	$—	0.00%

The temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets at December 31 is as follows:

Deferred tax assets:	2018	2017
Deferred revenue	$1,182	$—
Property and equipment	6,221	5,209
Interest	5,826	38,629
Goodwill amortization	(17,876)	—
Intangibles tax amortization	7,488	—
Stock options for consulting services employees and directors	32,083	5,363
Stock options for consulting services-related party	51,878	51,878
Common Stock for consulting services-related party	302,000	302,000
Warrant expense	2,194	2,194
Net operating loss carryforward	1,021,276	493,751
Total Deferred tax assets	1,400,620	899,024
Valuation allowance	(1,400,620)	(899,024)
Net Deferred tax assets	$—	$—

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 14- Subsequent Events

Preferred C Share Conversions

During the month of January 2019, Alpha Capital Anstalt converted 270 shares of Series C Preferred Stock into 433,369 shares of Common Stock at a conversion price of $0.54.

During the month of February 2019, Alpha Capital Anstalt converted 216 shares of Series C Preferred Stock into 400,000 shares of Common Stock at a conversion price of $0.54.

During the month of March 2019, Alpha Capital Anstalt converted 540 shares of Series C Preferred Stock into 1,000,000 shares of Common Stock at a conversion price of $0.54.

New Employment Agreement with Chief Financial Officer

Effective January 1, 2019, Ms. Fernandez-McGovern signed a new employment agreement with the Company, whereby her annual base salary increased to $180,000 and a ten-year grant of 50,000 stock options to purchase shares of Common Stock at an exercise price of $0.54 were granted. In addition, Ms. Fernandez-McGovern will continue to receive quarterly awards of 12,000 stock options to purchase Common Stock at an exercise price equal to the market price of our Common Stock at the time of issue during the term of her employment. All of the awards will vest equally over two years.