Form 10-Q
period 2019-03-31
AgEagle Aerial Systems Inc.
filed 2019-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, $.001 par value	14,949,394

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019, AND DECEMBER 31, 2018

(Unaudited)

	As of
	March 31,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$2,151,124	$2,601,730
Accounts receivable	11,493	93
Inventories, net	134,137	149,482
Prepaid and other current assets	66,872	80,370
Total current assets	2,363,626	2,831,675

Property and equipment, net	25,142	28,374
Intangible assets, net	635,282	677,118
Goodwill	3,270,984	3,270,984
Total assets	$6,295,034	$6,808,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$227,958	$197,827
Accrued expenses	21,825	41,841
Accrued dividends	41,333	1,333
Contract liability	2,524	4,892
Payroll liabilities	29,172	13,521
Promissory note	9,028	40,998
Total current liabilities	331,840	300,412
Total liabilities	331,840	300,412

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series B, $0.001 par value, 0 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 3,636 shares issued and outstanding at March 31, 2019 and 4,662 at December 31, 2018	4	5
Preferred stock, Series D Convertible, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Common Stock, $0.001 par value, 250,000,000 shares authorized, 14,449,394 and 12,549,394 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	14,449	12,549
Additional paid-in capital	12,190,295	12,171,274
Accumulated deficit	(6,241,556)	(5,676,091)
Total stockholders’ equity	$5,963,194	$6,507,739
Total liabilities and stockholders’ equity	$6,295,034	$6,808,151

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues	$45,993	$29,191
Cost of sales	33,948	23,798
Gross Profit	12,045	5,393

Operating Expenses:
Selling expenses	12,127	4,627
General and administrative	474,902	40,853
Professional fees	90,019	151,061
Total Operating Expenses	577,048	196,541
Loss from Operations	(565,003)	(191,148)

Other Income (Expenses):
Other income	—	15,065
Interest expense	(462)	(27,414)
Total Other Expenses, Net	(462)	(12,349)
Loss Before Income Taxes	(565,465)	(203,497)
Provision for income taxes	—	—
Net Loss	$(565,465)	$(203,497)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	13,254,949	4,919,236

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C Preferred Stock	—	—	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	$—	—	$—	3,636	$4	2,000	$2	14,449,394	$14,449	$12,190,295	$(6,241,556)	$5,963,194

AGEAGLE AERIAL SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	80,000	$—	14	$—	12	$—	—	$—	651,796	$420	$1,939,832	$(3,596,408)	$(1,656,156)
Pre-merger issuances and conversions of shares	(80,000)	—	(6)	—	(12)	—	—	—	3,548,204	—	—	—	—

AgEagle debt conversion into common shares	—	—	—	—	—	—	—	—	787,891	788	1,503,013	—	1,503,801
Ag Eagle shareholder common stock conversion to Enerjex common shares	—	—	—	—	2,056	—	—	—	2,757,063	6,537	(6,537)	—	—
Investment in Agribotix	—	—	—	—		—	—	—	200,000	200	999,800	—	1,000,000
Issuance of common and prefered stock for Enerjex Series shareholders upon merger	—	—	—	0.01	197	1	—	—	1,887,094	1,887	(606,443)	—	(604,555)
Issuance of common stock Series C in connection with investment upon merger	—	—	—	—	4,626	6	—	—	—	—	3,979,994	—	3,980,000
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	2,491	—	2,491
Net loss		—	—	—	—	—	—	—	—	—	—	(203,497)	(203,497)
Balance as of March 31, 2018	—	$—	8	$0.01	6,879	$7	—	$—	9,832,048	$9,832	$7,812,150	$(3,799,905)	$4,022,084

Note: Amounts have been adjusted to reflect 25 to 1 stock split upon merger

See accompanying notes to the condensed interim consolidated financial statements

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(565,465)	$(203,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,068	4,151
Stock-based compensation	60,920	2,491

Changes in assets and liabilities:
Accounts receivable	(11,400)	171
Inventories	15,345	15,267
Prepaid expenses and other assets	13,498	(114,276)
Contract liability	(2,368)	—
Accounts payable	30,131	(461,415)
Accrued liabilities	(20,016)	(39,634)
Accrued interest	—	27,412
Accrued payroll liabilities	15,651	(469)
Net cash used in operating activities	(418,636)	(769,799)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received in reverse merger	—	256,255
Investment in unconsolidated investee	—	(35,000)
Net cash provided by investing activities	—	221,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory note	(31,970)	—
Proceeds from the issuance of Common Stock and Series C convertible preferred stock in connection with merger, net of $20,000 in fees	—	3,980,000
Net cash (used in) provided by financing activities	(31,970)	3,980,000

Net increase (decrease) in cash	(450,606)	3,431,456
Cash at beginning of period	2,601,730	35,289
Cash at end of period	$2,151,124	$3,466,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$462	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired (liabilities assumed) in reverse merger:
Cash	$—	$256,255
Accounts payable	—	(860,812)
Net liabilities assumed	$—	$(604,557)

Investment made in unconsolidated investee	$—	$1,000,000
Accrued dividends on Series D Preferred Stock	$40,000	$—

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle,” “the Company,” “we,” “our,” “us” or “its,”) was created to pioneer, innovate and advance aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. The Company’s daily efforts are focused on delivering the metrics, tools and strategies necessary to define and implement intelligent sustainability and precision farming solutions that solve important problems confronting the agricultural industry. Since its founding in 2010, AgEagle has been intent on becoming a trusted partner to major food manufacturers and precision growers seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In early 2019, AgEagle expanded its marketing efforts to provide for the introduction of its proprietary aerial imagery and data analytics platform to municipal, state and federal agencies charged with assessing and supporting sustainability initiatives involving public parks and recreation areas, also referred to as urban green spaces.

 The Company also designs, produces, distributes and supports technologically-advanced small unmanned aerial vehicles (UAVs or drones) that AgEagle offers for sale commercially to the precision agriculture industry. In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for its customers.

Central to the Company’s long-term growth strategy, AgEagle will continue to identify opportunities to leverage its proprietary technological platform and industry expertise to penetrate new, high growth market sectors that may benefit from the Company’s advanced aerial imagery-based data collection and analytics solutions.

The Company is headquartered at 117 South 4th Street, Neodesha, Kansas 66757. Its website address is http://www.ageagle.com.

Corporate History; Recent Business Combination

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc and AgEagle Sub changed its name to “Eagle Aerial, Inc.”

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 1 – Description of Business-Continued

On August 28, 2018, AgEagle acquired all right, title and interest in and to all assets owned by Agribotix, LLC, Agribotix, LLC, a Colorado limited liability company (“Agribotix” ) to be utilized in their business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture. AgEagle’s management believes that purchasing Agribotix’s primary product, FarmLens™, will benefit the Company and its shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as ours, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by the Company as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

 Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The consolidated financial statements include the accounts of AgEagle Aerial Systems, Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy LLC and Black Raven Energy, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which included condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of March 31, 2019. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the Form 10-K filed with the SEC on March 27, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt warranty and dealer termination costs, obsolete inventory, valuation of stock issued for services and stock options, valuation and estimated useful life of intangible assets and the valuation of deferred tax assets.

Fair Value of Financial Instruments - Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, convertible debt, promissory notes, accounts payable and accrued expenses, approximates their recorded values due to their short-term maturities.

Cash and Cash Equivalents - Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of March 31, 2019 or December 31, 2018. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 Our bank balances at time may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of March 31, 2019 and December 31, 2018.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

Inventories - Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of $10,000 and $10,369, respectively.

Goodwill – Goodwill is recognized for the excess of cost of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The Company’s goodwill relates to an acquisition that occurred in August 2018. Goodwill is not amortized, but evaluated for recoverability if events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable or at least annually. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of March 31, 2019, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since the assessment date of August 2018.

Intangible Assets – Acquired in Business Combinations – The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include customer relationships, technology, noncompete agreements and trade names. The Company uses valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

Long-Lived Assets –The Company reviews its long-lived assets and certain identifiable intangible assets held and used for impairment whenever events or changes in circumstances indicate that their carrying value of such assets may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the assets is less than the carrying amount of the assets, an impairment loss is recorded equal to the excess of the carrying amount of the fair value of the assets less costs to sell. There were no impairment losses recorded by the Company during the three-month period ending March 31, 2019 or 2018.

Business Combinations - The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to the fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.

Revenue Recognition and Concentration - The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of our performance obligations when the goods are shipped and control transfers to our customers. Revenue reflects the consideration we expect to receive in exchange for our products. The Company generally ships using FOB Shipping Point terms.. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit on each UAV ordered.

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized below:

	Percent of total sales for three months ended March 31,
Customers	2019	2018
Customer A	68.0%	—
Customer B	29.1%	—
Customer C	—	31.8%
Customer D	—	27.8%
Customer E	—	19.1%

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

The table below reflects our revenue for the periods indicated by product mix.

	For three months ended March 31,
Type	2019	2018
Product Sales	$38,083	$29,191
Subscription Sales	7,910	—
Total	$45,993	$29,191

Vendor Concentration - As of March 31, 2019, there was one significant vendor upon which the Company relied to perform stitching in its FarmLens platform. This vendor provided services to the Company which can be replaced by alternative vendors should the need arise.

 Shipping Costs - Shipping costs for the three months ended March 31, 2019 and 2018 totaled $758 and $952, respectively . All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the statement of operations.

Advertising Costs – Advertising costs are expensed as incurred. No advertising costs were recorded for the three months ended March 31, 2019, and $906 for the three months ended March 31, 2018.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of Common shares outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. For the three-month period ended March 31, 2019, the Company had 4,531,924 warrants and 1,756,665 options to purchase Common Stock, and 3,636 shares of Series C Preferred Stock which may be converted into 6,733,067 shares of Common Stock. For the three-month period ended March 31, 2018, the Company had 828,200 warrants and 1,184,300 options to purchase Common Stock, 6,887 shares of Preferred Series B and C shares which were convertible into 4,498,002 of Common Stock.

Income Taxes - The Company accounts for income taxes in accordance with FASB (Financial Accounting Standards Board) ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

Share-Based Compensation Awards - The value the Company assigns to the options that are issued is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue a new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated. All share-based awards are expensed on a straight-line basis over the vesting period of the options.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company’s adoption of ASU No. 2016-01 effective January 1, 2019 did not have a material impact on the consolidated financial statements.

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transactions whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2019	December 31, 2018

Raw materials	$97,427	$109,826
Work-in-process	27,364	30,088
Finished goods	19,346	19,937
Gross inventory	$144,136	$158,851
Less obsolete reserve	(10,000)	(10,369)
Total	$134,137	$149,482

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	March 31, 2019	December 31, 2018

Property and equipment	$116,313	$116,313
Less accumulated depreciation	(91,171)	(87,939)
	$25,142	$28,374

Depreciation expense for the three months ended March 31, 2019 and 2018 was $3,232 and $4,151, respectively.

Note 5 — Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired in 2018 related to the acquisition of Agribotix. Amortization is computed using the straight-line method over the estimate useful life of the asset. We will annually assess intangible and other long-lived assets for impairment. Intangible assets were comprised of the following at March 31, 2019:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual Property/Technology	5 yrs.	$433,400	$(50,563)	$382,837
Customer Base	5 yrs.	72,000	(8,400)	63,600
Tradenames - Trademarks	5 yrs.	58,200	(6,790)	51,410
Non-compete agreement	4 yrs.	160,900	(23,465)	137,435
Carrying value as of March 31, 2019		$724,500	$(89,218)	$635,282

Amortization expense for the three months ended March 31, 2019 and 2018 was $41,836 and $0, respectively.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 6 — Promissory Note

 As part of the liabilities assumed from the EnerJex Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. The total amount outstanding as March 31, 2019 was $9,028, resulting in principal payments of $31,970 made in the first three months of 2019. The Company recorded interest of $462 for the three months ended March 31, 2019. The note was paid in full in April 2019.

Note 7 – Equity

Capital Stock Issuances

During the three months ended March 31, 2019, Alpha Capital Anstalt converted 1,026 shares of Series C Preferred Stock into 1,900,000 shares of Common Stock at a conversion price of $0.54.

Series D Preferred Stock

On December 27, 2018, AgEagle Aerial Systems Inc.(the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Alpha Capital Anstalt (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant to purchase 3,703,703 shares of common stock, par value $0.001 per share (the “Warrant,” and the shares of common stock underling the warrants, the “Warrant Shares”) for $2,000,000 in gross proceeds. The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Warrant Shares. During the three months ended March 31, 2019, the Company recorded $40,000 of accrued dividends.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

The Preferred Stock is non-convertible, provides for an 8% annual dividend payable semi-annually and has liquidation rights senior to the Common Stock, but pari passu with the Company’s Series C Preferred Stock. The Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Preferred Stock without their consent.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

The Preferred Stock is subject to optional redemption by the Company at 115% of the stated value of the Preferred Stock outstanding at the time of such redemption, plus any accrued but unpaid dividends and all liquidated damages or other amounts due. Any such optional redemption may only be exercised after giving notice and upon satisfaction of certain equity conditions set forth in the Certificate of Designation, including (i) all dividends, liquidated damages and other amounts have been paid; (ii) there is an effective registration statement covering the Warrant Shares, or the Warrant Shares can be exercised through a cashless exercise without restriction under Rule 144, (iii) the Warrant Shares are listed on an exchange, (iv) the holder is not in possession of material, non-public information, (v) there is a sufficient number of authorized shares for issuance of all Warrant Shares, and (vi) for each trading day in a period of 20 consecutive trading days prior to the redemption date, the daily trading volume for the Common Stock on the principal trading market exceeds $200,000 per trading day.

Note 7 – Equity-Continued

Series C Preferred Stock

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. At the time of private placement the Series C Preferred Stock was convertible into 2,612,245 shares of our Common Stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our Common Stock.

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

Options Issued

The Board of Directors of the Company unanimously approved a proposal to adopt and approve the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”). The Board of Directors recommended that this proposal be presented to the EnerJex shareholders for approval. The Plan became effective on March 26, 2018, the date of the Merger, and is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 7 – Equity-Continued

During the three months ended March 31, 2019, the Company issued options to purchase 540,000 shares of Common Stock to directors and employees of the Company at the fair value exercise price ranging from $0.41 to $0.54 per share expiring on March 30, 2024 to March 31, 2029. The Company determined the fair-market value of the options to be $156,134. In connection with the issuance of these options, the Company recognized $1,944 in stock compensation expense for the three months ended March 31, 2019.

During the year ended December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at the fair value exercise price ranging from $0.51 to $4.33 per share expiring between March 30, 2023 to December 17, 2028. The Company determined the fair-market value of the options to be $449,491. In connection with the issuance of these options, the Company recognized $57,627 stock compensation expense for the three months ended March 31, 2019.

On October 4, 2017, AgEagle Sub issued options to purchase 927,774 shares of Common Stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors for the three months ended March 31, 2019 and 2018, the Company recorded $1,349 and $2,491, respectively of stock compensation expense.

 The fair value of options granted during the three months ended March 31, 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2019 were as follows:

March 31, 2019
Dividend yield	0%
Expected life	3.5-6.5 Years
Expected volatility	82.4%
Risk-free interest rate	2.23%

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 7 – Equity-Continued

A summary of the options activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93 Years	$409,678
Granted	540,000	0.42	8.68 Years	—
Exercised/Forfeited	(70,438)	0.49	— Years	—
Outstanding at March 31, 2019	1,963,720	0.45	7.19 Years	256,049
Exercisable at period end	1,101,835	$0.26	6.75 Years	$256,049

For options granted during the three months ended March 31, 2019, the fair value of the Company’s stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $383,614, through March 29, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2019 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the three months ended March 31, 2018 is as follows:

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 8 – Warrants to Purchase Common Stock

As of March 31, 2019, the Company had outstanding, in connection with the issuance of debentures in 2017, warrants to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with expiration on August 2, 2024.

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

All warrants outstanding as of March 31, 2019 are scheduled to expire between December 26, 2023 and October 21, 2024.

A summary of activity related to warrants for the three months ended March 31, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at March 31, 2019	4,531,924	0.72	5.05
Exercisable at March 31, 2019	4,531,924	0.72	5.05

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

A summary of activity related to warrants for the three months ended March 31, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2018	828,221	$1.51	—
Outstanding at March 31, 2018	828,221	$1.51	6.10
Exercisable at March 31, 2018	828,221	$1.51	6.10

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases office space in Neodesha, Kansas for $500 a month. The lease terminates on September 30, 2019 with a year to year option to renew upon approval by the city commission of Neodesha. Rent expense was $1,500 and $900 for the three months ended March 31, 2019 and 2018, respectively.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ends on May 31, 2019 and has an option to terminate at any time with a 30-day prior notice period. Rent expense was $6,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three months ended March 31, 2019 and 2018.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three months ended March 31, 2019 and 2018, Premier Financial Filings provided services to the Company resulting in fees of $2,674 and $110, respectively. The fee incurred during the three months ended March 31, 2019 is included in accounts payable as of March 31, 2019.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 11 – Subsequent Events

On May 3, 2019, AgEagle Aerial Systems Inc. (the “Company”), entered into a Consulting Agreement with GreenBlock Capital LLC (“Consultant”), to serve as strategic advisor and consultant to the Company with respect to the development of business opportunities and the implementation of business strategies to be agreed to by both parties (the “Services”). The extent of the Services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the Services under the terms of the agreement, Consultant shall receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted stock upon the achievement of to-be-determined milestones.

The Consultant was previously engaged by the Company between March 2015 and August 2016 to provide consulting services. The Consultant beneficially owns approximately 5.86% of the shares of the Company’s common stock issued and outstanding shares, and holds options to purchase 207,055 shares of the Company’s common stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

On April 15, 2019, AgEagle Aerial Systems, Inc. (the “Company”), received notification from Mr. Corbett Kull that effective immediately he is resigning as a director of the Company. Mr. Kull did not serve on any of the committees of the Board of Directors (the “Board”). Mr. Kull’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As a result of Mr. Kull’s resignation, the Board currently consists of four directors, three of whom are independent. The Company is not looking for a replacement for Mr. Kull at this time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 28, 2019 (the “Form 8-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Except as otherwise indicated herein or as the context otherwise requires, references in this offering circular to “we,” “us,” “our,” “Company,” and “AgEagle” refer to AgEagle Aerial Systems, Inc., a Nevada corporation.

Company Overview

Headquartered in Neodesha, Kansas we are one of the industry’s leading pioneers of technologically advanced aerial imagery-based data collection and analytics solutions that utilizes drone-based aerial imagery to help promote and proactively support corporate and farming sustainability initiatives. We are trusted to help the world’s growers and consumer packaged goods companies proactively assess and manage the health of commercial crops, reduce the chemicals in produced foods and products and preserve and protect natural resources.

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” As a result of the Merger, through AgEagle Sub, we are engaged in the business of designing, developing, producing, distributing and supporting technologically-advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry. We are headquartered in Neodesha, Kansas, and are a manufacturer of unmanned aerial vehicles focused on providing actionable data to the precision agriculture industry.

Our Unmanned Aerial Vehicles Business

We design, produce, distribute and support technologically-advanced small unmanned aerial systems (UAVs or drones) that we offer for sale commercially to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry.

Our first commercially available product was the AgEagle Classic which was followed shortly thereafter by the RAPID System. As we improved and matured our product, we launched the RX-60 and the RX-48. The success we have achieved with our legacy products, which we believe has carried over into the continued improvement of the RX-60 and RX-48, stems from our ability to invent and deliver advanced solutions utilizing our proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our core technological capabilities, developed over five years of research and innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high-end software that automates drone flights and provides geo-referenced data.

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

Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter. In addition, research and development activities are integral to our business and we follow a disciplined approach to investing our resources to create new technologies and solutions.

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

For the upcoming growing season, we announced an agreement with one of the largest specialty crop producers in North America as our first customer on our sustainability platform and drone leasing program for the 2019 crop season. As part of the agreement, we are providing access to UAVs equipped with sensors for the growing season, along with access to data connected devices for farms covering thousands of acres in the United States. We are also setting up a network of soil moisture monitoring devices with rain gauges and soar sensors to provide in-depth data analytics at the field level. All of this is expected to culminate in a sustainability dashboard and scorecard that will provide data to assess and affirm soil health, water utilization efficiency and pest and disease control; which will, in turn, aid this specialty crop producer in showcasing its sustainability efforts and results to its customers and supply chain partners.

Leveraging the underlying imaging technology and robust analytics capabilities of FarmLens, in March 2019 AgEagle introduced ParkView, a proprietary aerial imagery and data analytics platform designed specifically for assessing and supporting sustainability initiatives involving municipal, state and federal public parks and recreation areas. In tandem with the formal market launch of ParkView, the Company announced that it signed Denver Parks and Recreation in Denver, Colorado as the first customer on the ParkView platform. DPR will utilize aerial imagery and sensor data to better inform vegetative maintenance and natural resource preservation for its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. In addition, our staff will also provide DPR with in-depth training on best management practices for UAV operations in a municipal setting. Research has shown that urban green infrastructure can materially improve water quality and conservation, attract investment, revive distressed neighborhoods, encourage redevelopment and provide outdoor recreational opportunities for cities of all scope and sizes worldwide, thus effectively helping to align social, economic, public health and environmental goals.

Our Growth Strategy

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2019 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets where advanced aerial imaging and data capture technology can be used to achieve specific business and sustainability objectives. Currently, our management is actively exploring new vertical expansion opportunities in other industries outside of agriculture and its related areas.

Key components of our growth strategy include the following:

●	Build a strong worldwide distribution network to offer a best-in-class precision agriculture platform. We believe we can establish our flying wing product and systems as leading technologies in the precision agriculture marketplace. We will work to identify and establish relationships with dealers and customers in key agricultural regions worldwide, which will help make it possible for every farmer in those markets to have access to the AgEagle platform. Potential distributors are spread across six continents, covering a majority of the world’s major regions including the U.S., Canada, South America, Eastern and Western Europe, Southeast Asia and Oceania.

●	Market our new UAV-based monitoring service for large food manufacturers desiring to achieve and maintain optimal sustainability practices on their farms. We are in the process of marketing a new service for the 2019 growing season targeted towards large food manufacturers that are being pressured by consumers to create food products with less chemicals that are more sustainably sourced. We believe our current technology, combined with other available third-party platforms/solutions via a well-defined modern RESTful API, will allow us to offer a product to these consumer products manufacturers that will serve to accelerate business growth faster than if we just focused on growth opportunities within the precision agriculture marketplace.

●	Continue to explore partnerships with companies that can expand our offerings. We intend to expand our product offerings by building relationships and partnerships with companies that have vertical, synergistic technologies. In addition, other technology alliances may include the acquisition or development of other electronics, software, sensors or more advanced aerial platforms. We are constantly meeting and in discussions with groups that could fill these roles and collaborate with us on new development ideas.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, we introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. These industries have yet to be identified by the AgEagle team but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue.

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

See Note 2 in the accompanying unaudited condense interim consolidated financial statements for a listing of our critical accounting policies.

Results of Operations

For the Three Months ended March 31, 2019 and 2018

For the three months ended March 31, 2019, we recorded revenues of $45,993 compared to revenues of $29,191 for the same period in 2018, a 58% increase. The increase was due to a shift in the drone industry from do-it-yourself, early adopter farmers to a more services-oriented model whereby advanced aerial imagery-based data collection and analytics solutions that utilize drone-based aerial imagery to help promote and proactively support corporate and farming sustainability initiatives. The Company is in the process of continuing to address this change in the market through strategic acquisitions, promoting our new service targeting the sustainable agriculture marketplace for the 2019 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets toward sustainable markets as result of the recent infusion of operating capital and significant reduction of debt.

For the three months ended March 31, 2019, cost of sales totaled $33,948, a $10,150 or 43% increase as compared to $23,798 for the three months ended March 31, 2018. We also had gross profit of $12,045 or 26% during the three months ended March 31, 2019 compared to $5,393 or 18% for the comparable period in 2018, resulting in an increase in our profit margin in the current period. The main contributor to the increase in our cost of sales was due to the additional sales recorded for the quarter, which also led to an increase in our gross margin. Gross margin also increased due to sales of our FarmLens platform for purposes of processing the imagery and less slow-moving such as newer sensors, cameras and other parts for the planes being sold at a discount.

We recorded total operating expenses of $577,048 during the three months ended March 31, 2019, a 194% increase as compared to operating expenses of $196,541 in the same period of 2018. Our operating expense are comprised of general and administrative costs, professional fee and selling costs. General and administrative expenses totaled $474,902 in the three months ended March 31, 2019 compared to $40,853 in 2018, an increase of 1,062%, due to amortization costs associated with intangibles assets acquired as a result of the Agribotix acquisition, D&O insurance, financial filing fees and investor relations in connection with on-going expenses related to us being publicly traded not incurred in the prior period. We also had additional general and administrative costs related to an increase in salary costs for new and existing employees along with stock compensation costs for employees and directors due to the issuance of options. Professional fees totaling $90,019 in the three months ended March 31, 2019 were expenses incurred for legal and accounting, compared to $151,061 in the three months ended March 31, 2018 which related to a decrease in legal and accounting and consulting services associated with the completion of the reverse merger finalized on March 26, 2018. For the three months ended March 31, 2019, we recorded selling expenses of $12,127 compared to $4,627 for the three months ended March 31, 2018, representing an increase of 162% due to more travel expenses for purposes of business development.

There was no other income recorded during the three months ended March 31, 2019, compared to $15,065 for the three months ended March 31, 2018, representing a decrease due the reversal of dealer termination costs accrued from prior periods as a result of all liabilities having been fully satisfied during the period.

Interest expense for the three months ended March 31, 2019 was $462 as compared to $27,414 in the three months ended March 31, 2018. The increase was due to the conversion of all debt, except for a promissory note assumed as a result of the EnerJex merger, and the amortization of debt discounts and warrant expense upon completion of the reverse merger on March 26, 2018.

Our net loss was $565,465 in the three months ended March 31, 2019. This represents a $361,968 increase from our net loss of $203,497 in the three months ended March 31, 2018, Overall the increase in net loss is due to more operating costs and less growth in our sales for the period as we begin to implement our new initiatives in the sustainable agriculture market.

Cash Flows

March 31, 2019 compared to December 31, 2018

Cash on hand was $2,151,124 at March 31, 2019 compared to the $2,601,730 at December 31, 2018, a decrease of $450,606. Cash used in operations for the three months ended March 31, 2019 was $(418,636) compared to $(769,799) of cash used in operations for the three months ended March 31, 2018. The decrease was driven mainly by payments of payables for legal expenses, accounting and auditing expenses and a tail-policy for D&O insurance as a result of the reverse merger that was paid in the first quarter of 2018.

There was no cash provided by or used in investing activities during the three months ended March 31, 2019 as compared to cash provided by investing activities during the three months ended March 31, 2018 of $221,255. The use of cash in the quarter ended March 31, 2018 was due to cash received from the merger and a payment made to Agribotix for purposes of its future acquisition.

Cash used in financing activities during the three months ended March 31, 2019 was $31,970 compared to cash provided by investing of $3,980,000 as of March 31, 2018. The decrease was as a result of a $4,000,000 investment that occurred in the first quarter of 2018, net of $20,000 in fees invested in exchange for Common and Preferred shares in the Company,

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of $2,031,786 and a loss from operations of $565,465 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other financing opportunities with outside investors.

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. At the time of private placement the Series C Preferred Stock was convertible into 2,612,245 shares of our Common Stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our Common Stock.

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

On December 27, 2018, AgEagle Aerial Systems, Inc. (the “Company”) entered into Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described in Item X) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

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

The Series C and D Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2018, based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

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

Date: May 15, 2019