Form 10-Q
period 2019-06-30
AgEagle Aerial Systems Inc.
filed 2019-08-13
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

620-325-6363

Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UAVS	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2019
Common Stock, $.001 par value	15,174,394

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019, AND DECEMBER 31, 2018

(Unaudited)

	As of
	June 30,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$1,567,277	$2,601,730
Accounts receivable	1,925	93
Inventories, net	125,467	149,482
Prepaid and other current assets	114,310	80,370
Total current assets	1,808,979	2,831,675

Property and equipment, net	56,748	28,374
Intangible assets, net	597,046	677,118
Goodwill	3,270,984	3,270,984
Total assets	$5,733,757	$6,808,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$136,667	$197,827
Accrued expenses	21,825	41,841
Accrued dividends	81,778	1,333
Contract liability	5,160	4,892
Payroll liabilities	29,912	13,521
Promissory note	—	40,998
Total current liabilities	275,342	300,412
Total liabilities	275,342	300,412

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 3,636 shares issued and outstanding at June 30, 2019 and 4,662 at December 31, 2018	4	5
Preferred stock, Series D Convertible, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Common Stock, $0.001 par value, 250,000,000 shares authorized, 15,174,394 and 12,549,394 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	15,174	12,549
Additional paid-in capital	12,424,093	12,171,274
Accumulated deficit	(6,980,858)	(5,676,091)
Total stockholders’ equity	$5,458,415	$6,507,739
Total liabilities and stockholders’ equity	$5,733,757	$6,808,151

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$20,176	$24,517	$66,169	$53,707
Cost of sales	19,200	18,174	53,148	41,971
Gross Profit	976	6,343	13,021	11,736

Operating Expenses:
Selling expenses	9,794	27,005	26,498	36,460
General and administrative	440,772	233,797	911,096	269,823
Professional fees	289,673	427,210	379,693	578,271
Total Operating Expenses	740,239	688,012	1,317,287	884,554
Loss from Operations	(739,263)	(681,669)	(1,304,266)	(872,818)

Other Expenses:
Other expenses	—	(28,707)	—	(13,641)
Interest expense	(39)	(1,834)	(501)	(29,248)
Total Other Expenses	(39)	(30,541)	(501)	(42,889)
Loss Before Income Taxes	(739,302)	(712,210)	(1,304,767)	(915,707)
Provision for income taxes	—	—	—	—
Net Loss	$(739,302)	$(712,210)	$(1,304,767)	$(915,707)

Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.07)	$(0.09)	$(0.10)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	14,983,838	10,044,454	14,198,560	9,440,717

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND Six Months Ended June 30, 2019

(Unaudited)

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C Preferred Stock	—	—	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	$—	—	$—	3,636	$4	2,000	$2	14,449,394	$14,449	$12,190,295	$(6,241,556)	$5,963,194
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,444)	—	(40,444)
Additional Shares Issuance for Acquisition	—	—	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of common stock for consulting services	—	—	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	84,467	—	84,467
Net loss	—	—	—	—	—	—	—	—	—	—	—	(739,302)	(739,302)
Balance as of June 30, 2019	—	$—	—	$—	3,636	$4	2,000	$2	15,174,394	$15,174	$12,424,093	$(6,980,858)	$5,458,415

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND Six Months Ended June 30, 2018

(Unaudited)

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	80,000	$—	14	$—	12	$—	—	$—	651,796	$420	$1,939,832	$(3,596,408)	$(1,656,156)
Pre-merger issuances and conversions of shares	(80,000)	—	(6)	—	(12)	—	—	—	3,548,204	—	—	—	—

AgEagle debt conversion into common shares	—	—	—	—	—	—	—	—	787,891	788	1,503,013	—	1,503,801
Ag Eagle shareholder common stock conversion to Enerjex common shares	—	—	—	—	2,056	—	—	—	2,757,063	6,537	(6,537)	—	—
Investment in Agribotix	—	—	—	—		—	—	—	200,000	200	999,800	—	1,000,000
Issuance of common and prefered stock for Enerjex Series shareholders upon merger	—	—	—	0.01	197	1	—	—	1,887,094	1,887	(606,443)	—	(604,555)
Issuance of common stock Series C in connection with investment upon merger	—	—	—	—	4,626	6	—	—	—	—	3,979,994	—	3,980,000
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	2,491	—	2,491
Net loss		—	—	—	—	—	—	—	—	—	—	(203,497)	(203,497)
Balance as of March 31, 2018	—	$—	8	$0.01	6,879	$7	—	$—	9,832,048	$9,832	$7,812,150	$(3,799,905)	$4,022,084
Conversion of Series B and C Preferred Stock	—	—	(8)	(0.01)	(372)	—	—	—	411,520	412	(412)	—	—
Sale of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	250,000	—	250,000
Shares repurchased from shareholder	—	—	—	—	—	—	—	—	(139,567)	(140)	(210,503)	—	(210,643)
Issuance of common stock for consulting services	—	—	—	—	—	—	—	—	60,000	60	135,540	—	135,600
Issuance of common and prefered stock for Enerjex Series shareholders upon merger	—	—	—	—	—	—	—	—			(89,445)	—	(89,445)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	22,023	—	22,023
Net loss	—	—	—	—	—	—	—	—	—	—	—	(712,210)	(712,210)
Balance as of June 30, 2018	—	$—	—	$—	6,507	$7	—	$—	10,164,001	$10,164	$7,919,353	$(4,512,115)	$3,417,409

Note: Amounts have been adjusted to reflect 25 to 1 stock split upon merger

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,304,767)	$(915,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,260	8,304
Loss on investment from unconsolidated investee	—	30,352
Stock-based compensation	145,387	24,514
Shares issued in exchange for professional services	190,500	135,600

Changes in assets and liabilities:
Accounts receivable	(1,832)	(6,107)
Inventories	24,016	26,318
Prepaid expenses and other assets	(33,940)	(113,775)
Contract liability	268	—
Accounts payable	(61,160)	(865,508)
Accrued liabilities	(20,016)	(32,872)
Accrued interest	—	25,577
Accrued payroll liabilities	16,391	(194)
Net cash used in operating activities	(958,893)	(1,683,498)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(34,562)	—
Cash received in reverse merger	—	256,255
Investment in unconsolidated investee	—	(35,000)
Net cash (used in) provided by investing activities	(34,562)	221,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory note	(40,998)	(32,342)
Shares repurchased from shareholder	—	(210,642)
Proceeds from the issuance of Common Stock and Series C convertible preferred stock in connection with merger, net of $20,000 in fees	—	3,980,000
Sale of Series C convertible preferred stock	—	250,000
Net cash (used in) provided by financing activities	(40,998)	3,987,016

Net (decrease) increase in cash	(1,034,453)	2,524,773
Cash at beginning of period	2,601,730	35,289
Cash at end of period	$1,567,277	$2,560,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$462	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired (liabilities assumed) in reverse merger:
Cash	$—	$256,255
Accounts payable	—	(950,258)
Net liabilities assumed	$—	$(694,003)

Investment made in unconsolidated investee	$—	$1,000,000
Accrued dividends on Series D Preferred Stock	$80,444	$—
Conversion of Series B and C preferred stock into common stock	$1,026	$412

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle,” “the Company,” “we,” “our,” “us” or “its,”) was created to pioneer, innovate and advance aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. The Company’s daily efforts are focused on delivering the metrics, tools and strategies necessary to define and implement intelligent sustainability and precision farming solutions that solve important problems confronting the agricultural industry. Since its founding in 2010, AgEagle has been intent on becoming a trusted partner to major food manufacturers and precision growers seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits. In early 2019, AgEagle expanded its marketing efforts to provide for the introduction of its proprietary aerial imagery and data analytics platform to municipal, state and federal agencies charged with assessing and supporting sustainability initiatives involving public parks and recreation areas, also referred to as urban green spaces. In addition, we also introduced in the first half of 2019 oversight, compliance and enforcement solutions in support of the United States’ emerging hemp cultivation industry and its key stakeholders; namely, state and territorial departments of agriculture, hemp growers and hemp processors.

 The Company also designs, produces, distributes and supports technologically advanced small unmanned aerial vehicles (UAVs or drones) that AgEagle offers for sale commercially to the precision agriculture industry. In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for its customers.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 1 – Description of Business - Continued

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

 Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy LLC and Black Raven Energy, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which included condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of June 30, 2019. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the Form 10-K filed with the SEC on March 27, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for bad debt warranty costs, obsolete inventory, valuation of stock issued for services and stock options, valuation and estimated useful life of intangible assets and the valuation of deferred tax assets.

Fair Value of Financial Instruments – Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, convertible debt, promissory notes, accounts payable and accrued expenses, approximates their recorded values due to their short-term maturities.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 2 – Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of June 30, 2019 or December 31, 2018. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 Our bank balances at time may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

 Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Terms with our distributor allow for payment terms of 45 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience and other factors, as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of June 30, 2019 and December 31, 2018.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of 8,769 and $10,369, respectively.

Goodwill – Goodwill is recognized for the excess of cost of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The Company’s goodwill relates to an acquisition that occurred in August 2018. Goodwill is not amortized but evaluated for recoverability if events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable or at least annually. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of June 30, 2019, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since the assessment date of August 2018.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

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

Long-Lived Assets – The Company reviews its long-lived assets and certain identifiable intangible assets held and used for impairment whenever events or changes in circumstances indicate that their carrying value of such assets may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the assets is less than the carrying amount of the assets, an impairment loss is recorded equal to the excess of the carrying amount of the fair value of the assets less costs to sell. There were no impairment losses recorded by the Company during the six-month period ending June 30, 2019 or 2018.

Business Combinations – The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to the fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.

Revenue Recognition and Concentration - The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of our performance obligations and/or when the goods are shipped and control transfers to our customers. Revenue mainly reflects the consideration we expect to receive in exchange for our products and a small amount for performance of services. The Company generally ships using FOB Shipping Point terms. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit or pay upon shipping for each UAV ordered.

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized below:

	Percent of total sales for six months ended June 30,
Customers	2019	2018
Customer A	67.4%	—
Customer B	24.2%	—
Customer C	—	17.2%
Customer D	—	15.1%
Customer E	—	13.1%
Customer F	—	10.6%
Customer G	—	10.1%

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

The table below reflects our revenue for the periods indicated by product mix.

	For six months ended June 30,
Type	2019	2018
Product Sales	$49,801	$53,707
Subscription Sales	16,368	—
Total	$66,169	$53,707

Vendor Concentration - As of June 30, 2019, there was one significant vendor upon which the Company relied to perform stitching in its FarmLens platform. This vendor provided services to the Company which can be replaced by alternative vendors should the need arise.

 Shipping Costs - Shipping costs for the three and six months ended June 30, 2019 and 2018 totaled $273 and $1,031, respectively, and $2,548 and $1,597, which is included in cost of goods sold on the statement of operations.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of June 30, 2019, the Company had 4,531,924 warrants and 2,025,720 options to purchase Common Stock, and 3,636 shares of Series C Preferred Stock, which may be converted into 6,733,333 shares of Common Stock. As of June 30, 2018, the Company had 828,221 warrants and 1,453,379 options to purchase Common Stock, and 6,257 shares of Preferred Series C shares which were convertible into 4,086,391 of Common Stock.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 2 – Summary of Significant Accounting Policies-Continued

Recent Accounting Pronouncements - In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company’s adoption of ASU No. 2016-01 effective January 1, 2019 did not have a material impact on the consolidated financial statements.

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

Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2019	December 31, 2018

Raw materials	$89,024	$109,826
Work-in-process	26,456	30,088
Finished goods	18,756	19,937
Gross inventory	$134,236	$159,851
Less obsolete reserve	(8,769)	(10,369)
Total	$125,467	$149,482

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	June 30, 2019	December 31, 2018

Property and equipment	$150,875	$116,313
Less accumulated depreciation	(94,127)	(87,939)
	$56,748	$28,374

Depreciation expense for the three and six months ended June 30, 2019 was $2,955 and $6,188, respectively and for the three and six months ended June 30, 2018, depreciation expense totaled $4,151 and $8,304, respectively.

Note 5 — Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired in 2018 related to the acquisition of Agribotix. Amortization is computed using the straight-line method over the estimate useful life of the asset. We will annually assess intangible and other long-lived assets for impairment. Intangible assets were comprised of the following at June 30, 2019:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual Property/Technology	5 yrs.	$433,400	$(72,233)	$361,167
Customer Base	5 yrs.	72,000	(12,000)	60,000
Tradenames - Trademarks	5 yrs.	58,200	(9,700)	48,500
Non-compete agreement	4 yrs.	160,900	(33,521)	127,379
Carrying value as of June 30, 2019		$724,500	$(127,454)	$597,046

Amortization expense for the three and six months ended June 30, 2019 was $38,236 and $80,072, respectively and amortization expense for the three and six months ended June 30, 2018 was $0.

Note 6 — Promissory Note

 On March 26, 2018, as part of the liabilities assumed from the EnerJex Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. As of June 30, 2019 the promissory note has been paid in full resulting in principal payments of $40,998 made during the first four months of 2019. The Company recorded interest of $501 for the six months ended June 30, 2019.

Note 7 – Equity

Capital Stock Issuances

During the six months ended June 30, 2019, Alpha Capital Anstalt converted a total of 1,026 shares of Series C Preferred Stock into 1,900,000 shares of Common Stock at a conversion price of $0.54.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 7 – Equity – Continued

On June 18, 2019, the Company issued in connection with a consulting agreement, dated May 3, 2019, 500,000 shares of its Common Stock to the consulting company as a part of their compensation for services. The Company recognized a total of $170,000 of investor relations expense at a fair value of $0.34 per share within general and administrative costs related to these issuances.

On June 18, 2019 the Company issued in connection with an investor relations agreement, dated April 4, 2018, 50,000 shares of its Common Stock to the investor relations firm. The Company recognized a total of $20,500 of investor relations expense at a fair value of $0.41 per share within general and administrative costs related to these issuances.

Series D Preferred Stock

On December 27, 2018, AgEagle Aerial Systems Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Alpha Capital Anstalt (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant to purchase 3,703,703 shares of common stock, par value $0.001 per share (the “Warrant,” and the shares of common stock underling the warrants, the “Warrant Shares”) for $2,000,000 in gross proceeds. The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Warrant Shares. During the six months ended June 30, 2019, the Company recorded $80,444 of accrued dividends.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

The Preferred Stock is nonconvertible, provides for an 8% annual dividend payable semi-annually, and has liquidation rights senior to the Common Stock, but pari passu with the Company’s Series C Preferred Stock. The Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Preferred Stock without their consent.

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

Series C Preferred Stock

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter with EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. At the time of the private placement, the Series C Preferred Stock was convertible into 2,612,245 shares of our Common Stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 7 – Equity – Continued

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

Options Issued

On March 26, 2018, the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”) became effective. Under the Plan, the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

On June 18, 2019, at the annual meeting of shareholders of the Company, the shareholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Plan from 2,000,000 to 3,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Plan in any single calendar year shall be $500,000.

During the six months ended June 30, 2019, the Company issued options to purchase 602,000 shares of Common Stock to directors and employees of the Company at the fair value exercise price ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $166,756. In connection with the issuance of these options to employees and directors, the Company recognized $14,545 and $16,488, respectively in stock compensation expense for the three and six months ended June 30, 2019.

During the year ended December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at the fair value exercise price ranging from $0.51 to $4.33 per share expiring on dates between March 30, 2023 and December 15, 2028. The Company determined the fair-market value of the options to be $387,052. In connection with the issuance of these options to employees and directors, the Company recognized $68,574 and $126,200 in stock compensation expense for the three and six months ended June 30, 2019, respectively.

On October 4, 2017, AgEagle Sub issued options to purchase 927,775 shares of Common Stock to employees and directors, that were approved by the board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors, the Company recognized $1,349 and $2,699 in f stock compensation expense for the three and six months ended June 30, 2019, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 7 – Equity – Continued

The fair value of options granted during the six months ended June 30, 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the six months ended June 30, 2019 were as follows:

June 30, 2019
Dividend yield	0%
Expected life	3.5-6.5 Years
Expected volatility	82.40-85.89%
Risk-free interest rate	1.71-2.23%

A summary of the options activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93 Years	$409,678
Granted	602,000	0.41	8.08 Years	—
Exercised/Forfeited	(70,438)	0.49	—Years	—
Outstanding at June 30, 2019	2,025,720	0.44	6.97 Years	215,883
Exercisable at period end	1,218,544	$0.34	6.57 Years	$208,659

For options granted during the six months ended June 30, 2019, the fair value of the Company’s stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $309,769 through March 31, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2019 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 7 – Equity – Continued

A summary of the options activity for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	111,500	2.93	5.0 years	—
Outstanding at June 30, 2018	1,246,330	$0.32	7.8 years	$—
Exercisable at end of the year	851,088	$0.09	7.6 years	$—

Note 8 – Warrants to Purchase Common Stock

As of June 30, 2019, the Company had outstanding warrants, in connection with the issuance of debentures in 2017, to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with an expiration date on August 2, 2024.

On December 27, 2018, the Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), for $2,000,000 in gross proceeds. The shares of Common Stock underlying the Warrant are referred to as the “Warrant Shares.” The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

The Warrant is exercisable for a period of five years through December 26, 2023 at an exercise price equal to $0.54 per share; and is subject to customary adjustments for stock splits dividend, rights offerings, pro rata distributions and fundamental transactions. In addition, in the event the Company undertakes a subsequent equity financing or financings at an effective price per share that is less than $0.54, the exercise price of the Warrant shall be reduced to the lower price.

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

All warrants outstanding as of June 30, 2019 are scheduled to expire between December 26, 2023 and October 21, 2024.

A summary of activity related to warrants for the six months ended June 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	4.56
Outstanding at June 30, 2019	4,531,924	0.72	4.56
Exercisable at June 30, 2019	4,531,924	0.72	4.56

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

Note 8 – Warrants to Purchase Common Stock- Continued

A summary of activity related to warrants for the six months ended June 30, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2018	828,221	$1.51	—
Outstanding at June 30, 2018	828,221	$1.51	6.10
Exercisable at June 30, 2018	828,221	$1.51	6.10

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases office space in Neodesha, Kansas for $500 a month. The lease terminates on September 30, 2019 with a year-to-year option to renew upon approval by the city commission of Neodesha. Rent expense was $3,000 and $1,800 for the six months ended June 30, 2019 and 2018, respectively.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ended on May 31, 2019 and had an option to terminate at any time with a 30-day prior notice period. Rent expense was $12,000 for the six months ended June 30, 2019.

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, AgEagle Aerial Systems Inc. (the “Company”), entered into a Consulting Agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant to the Company with respect to the development of business opportunities and the implementation of business strategies to be agreed to by both parties (the “Services”). The extent of the Services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the Services under the terms of the agreement, Consultant shall receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement milestones.

The Consultant was previously engaged by the Company between March 2015 and August 2016 to provide consulting services. The Consultant beneficially owns approximately 5.86% of the shares of the Company’s Common stock issued and outstanding shares; and holds options to purchase 207,055 shares of the Company’s common stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three and six months ended June 30, 2019 and 2018.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three and six months ended June 30, 2019, Premier Financial Filings provided services to the Company resulting in fees of $3,652 and $6,325 respectively. The fee incurred during the three and six months ended June 30, 2019 is included in accounts payable as of June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 28, 2019 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

On March 26, 2018, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name to “AgEagle Aerial, Inc.” As a result of the Merger, through AgEagle Sub, we are engaged in the business of designing, developing, producing, distributing and supporting technologically advanced small unmanned aerial vehicles (UAVs or drones) that we supply to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry. We are headquartered in Neodesha, Kansas, and are a manufacturer of unmanned aerial vehicles focused on providing actionable data to the precision agriculture industry.

Our Unmanned Aerial Vehicles Business

We design, produce, distribute and support technologically advanced small unmanned aerial systems (UAVs or drones) that we offer for sale commercially to the precision agriculture industry. Additionally, we recently announced a new service offering using our leased UAVs and associated data processing services for the sustainable agriculture industry.

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

In December 2018, we unveiled our plans to develop a FarmLens Mobile app, extending the numerous benefits of the FarmLens platform to mobile devices. The FarmLens Mobile app was commercially launched in the second quarter 2019 and is now available for download on any iPhone, iPad or Android device.

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

In December 2018 with the passing of the 2018 Farm Bill, industrial hemp is now recognized as an agricultural commodity, such as corn, wheat or soybeans. Consequently, 2019 marks the year farmers and regulators, alike, must collaborate on building an efficient market for the production and sale of hemp. Historically, hemp was an underpinning of American agriculture from the 17th century through the early 1900’s. This recent change in modern policy is expected to restore the legacy of American hemp production as a prolific and highly sustainable crop staple. In fact, according to research firm Frontier Data’s Global State of Hemp: 2019 Industry Outlook, 2018 sales of hemp worldwide were driven by continued strength in Chinese textiles, European industrials, Canadian foods and the U.S. hemp-derived CBD market. However, continued demand in the CBD market “will be the main driving force behind the global hemp market’s continued growth,” which the firm estimates will reach $5.7 billion by 2020.

In late May 2019, AgEagle announced the introduction of HempOverView, a proprietary web- and map-based technology solution designed to aid U.S. state and territorial departments of agriculture, growers and processors in efficiently optimizing oversight, compliance and enforcement of the new hemp cultivation industry fast emerging in the United States. Growers, state administrators and/or processors may connect and maintain proactive two-way communications and collaborate on developing best practices for hemp cultivation registration/permitting, planting/harvesting planning, regulatory oversight and compliance enforcement. Moreover, anticipated benefits for state administrators include lower program management costs, new revenue channel development, real or near real-time remote, centralized oversight of hemp fields, and much more.

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

Key components of our growth strategy include the following:

●	Build a strong worldwide distribution network to offer a best-in-class precision agriculture platform. We believe we can establish our flying wing product and systems as leading technologies in the precision agriculture marketplace. We will work to identify and establish relationships with dealers and customers in key agricultural regions worldwide, which will help make it possible for every farmer in those markets to have access to the AgEagle platform. Potential distributors are spread across six continents, covering a majority of the world’s major regions including the U.S., Canada, South America, Eastern and Western Europe, Southeast Asia and Oceania.

●	Market our new UAV-based monitoring service for large food manufacturers desiring to achieve and maintain optimal sustainability practices on their farms. We are in the process of marketing a new service for the 2019 growing season targeted towards large food manufacturers that are being pressured by consumers to create food products with less chemicals that are more sustainably sourced. We believe our current technology, combined with other available third-party platforms/solutions via a well-defined modern RESTful API, will allow us to offer a product to these consumer products manufacturers that will serve to accelerate business growth faster than if we just focused on growth opportunities within the precision agriculture marketplace.

●	Continue to explore partnerships with companies that can expand our offerings. We intend to expand our product offerings by building relationships and partnerships with companies that have vertical, synergistic technologies. In addition, other technology alliances may include the acquisition or development of other electronics, software, sensors or more advanced aerial platforms. We are constantly meeting and in discussions with groups that could fill these roles and collaborate with us on new development ideas.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, we introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Work with municipal, state and federal public parks and recreations agencies to adopt ParkView as a preferred solution for assessing and supporting sustainability initiatives for ‘urban green’ spaces. With the signing of Denver Parks and Recreation in Denver, Colorado, AgEagle now has a referenceable client who is benefitting from the utilization of ParkView to better inform vegetative maintenance and natural resource preservation of its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. We intend to market our ParkView platform to other prospective U.S. city, state and federal agencies.

●	Actively explore and pursue opportunities for providing meaningful and effective solutions for the emerging U.S. hemp cultivation industry. By leveraging AgEagle’s proven FarmLens technology solution and adapting it to effectively address the specs required for hemp cultivation oversight and compliance, we believe that HempOverView can win distinction as the industry’s preferred and standardized, data and map-driven solution. The platform largely removes the guesswork from hemp regulatory oversight while simplifying the monitoring and management of hemp cultivation programs for any state, territory and tribal nation in the country seeking to capitalize on the opportunity that hemp production now represents.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. These industries have yet to be identified by the AgEagle team but may include verticals such as drone-enabled package delivery, land surveying and scanning, insurance, inspections and search and rescue.

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

Results of Operations

For the Three and Six Months ended June 30, 2019 and 2018

For the three months ended June 30, 2019, we recorded revenues of $20,176 compared to revenues of $24,517 for the same period in 2018, an 18% decrease. For the six months ended June 30, 2019 and 2018, we recorded revenues of $66,169 compared to revenues of $53,707 for the same period in 2018, a 23% increase. For the three months ended June 30, 2019 we had a slight decrease in our revenue as many of the drone sales we received were recorded as part of the beginning of the growing season in the first quarter. Our year to date sales have increased due to a shift in our market strategy to not focus solely on drone sales but instead on a more services-oriented model whereby advanced aerial imagery-based data collection and analytics solutions that utilize drone-based aerial imagery help promote and proactively support corporate and farming sustainability initiatives. We are in the process of continuing to address this change in the market through strategic acquisitions, promoting our new service targeting the hemp and sustainable agriculture marketplace; and by creating new, easier to use and higher value products that position us as a leading innovator and trusted solutions provider.

For the three months ended June 30, 2019 and 2018, cost of sales totaled $19,200 and $18,174, respectively, an increase of $1,026 or 6%. Costs of sales totaled $53,148 and $41,971, for the six months ended June 30, 2019 and 2018, respectively, reflecting an increase in our cost of goods sold of 27%. We also had gross profit of $976 or 5% during the three months ended June 30, 2019 compared to $6,343 or 26% for the comparable period in 2018, resulting in a decrease in our profit margin in the current period. For the six months ended June 30, 2019 and 2018, we had a gross profit of $13,021 or 20% and $11,736 or 22%, a decrease in our profit margins of 2%. The main contributor to the decrease in our cost of sales for the quarter and year to date results is due to additional costs associated with repurposing and adding functionality to the FarmLens platform that was not integrated in our sales model until the end of the second quarter. Also contributing to the decrease in gross margins was the cost associated with servicing of our drones. Although the drones are no longer under warranty, as a courtesy to our loyal customer based we continue to service the drones at a low cost, which we believe to be an important part of our commitment to them.

We recorded total operating expenses of $740,239 during the three months ended June 30, 2019, an 8% increase as compared to operating expenses of $688,012 in the same period of 2018. Our operating expenses are comprised of general and administrative costs, professional fees and selling costs. General and administrative expenses totaled $440,772 for the three months ended June 30, 2019 compared to $233,797 in 2018, an increase of 89%, due to added salary costs for new and existing employees along with stock compensation costs for employees and directors due to the issuance of stock options. Also contributing to the increase in general and administrative expenses is the amortization costs associated with intangibles assets acquired as a result of the Agribotix acquisition, along with an increase in costs associated with being a publically traded company. Professional fees totaled $289,673 for the three months ended June 30, 2019, compared to $427,210 for the three months ended June 30, 2018. The decrease in professional fees is mainly due to less legal, accounting and investor relations costs offset by an increase in consulting services associated with the Greenblock agreement. For the three months ended June 30, 2019, we recorded selling expenses of $9,794 compared to $27,005 for the three months ended June 30, 2018, representing a decrease of 64% due to less travel and conference expenses for purposes of business development as we focus on our product and realign our marketing strategies.

We recorded total operating expenses of $1,317,287 and $884,554, respectively, for the six months ended June 30, 2019 and 2018, a 49% increase. Our operating expenses are comprised of general and administrative costs, professional fees and selling costs. For the six months ended June 30, 2019 and 2018 we recorded $911,096 and $269,823 in general and administrative expenses, respectively resulting in a 238% increase. The increase is mainly due to added salary costs for new and existing employees along with stock compensation costs for employees and directors due to the issuance of stock options. Also contributing to the increase in general and administrative expenses is the amortization costs associated with intangibles assets acquired as a result of the Agribotix acquisition, along with an increase in costs associated with being a publicly traded company. Professional fees also decreased 34% as we had $379,693 of expenses for the current period versus $578,271 in the comparable prior period. The decrease was mainly due to a decrease in legal, accounting and investor relations costs offset by an increase in consulting services associated with the Greenblock agreement. Lastly, included in operating expenses was selling costs that decreased 27% to $26,498 versus $36,460 in the prior comparable period due to less travel and conference expenses for the purposes of business development, as we focused on our product and realign our marketing strategies.

There were no other expenses recorded during the three and six months ended June 30, 2019, compared to $28,707 and $13,641 for the three and six months ended June 30, 2018, respectively, representing a decrease due to a loss incurred on an unconsolidated investment during the 2018 periods, related to the Agribotix acquisition.

Interest expense for the three months ended June 30, 2019 and 2018 was $39 and $1,834, respectively; and $501 and $29,248, for the six months ended June 30, 2019 and 2018, respectively. The decrease was due to the conversion of all debt, except for a promissory note assumed as a result of the EnerJex merger, and the amortization of debt discounts and warrant expense upon completion of the reverse merger on March 26, 2018.

Our net loss was $739,302 and $712,210 for the three months ended June 30, 2019 and 2018, respectively and $1,304,767 and $915,707, for the six months ended June 30, 2019 and 2018, respectively. This represents a $27,093 increase for the three months ended June 30, 2019 and $389,059 for the six months ended June 30, 2019 and 2018. Overall the increase in net loss is due to greater operating costs and less growth in our sales for the period as we are in the process of continuing to address the shift in our sales strategy by targeting strategic acquisitions, promoting our new service model targeting the hemp and sustainable agriculture marketplace.

Cash Flows

Cash on hand was $1,567,277 at June 30, 2019 compared to the $2,601,730 at December 31, 2018, a decrease of $1,034,453. Cash used in operations for the six months ended June 30, 2019 was $(958,893) compared to $(1,683,498) of cash used in operations for the six months ended June 30, 2018. The decrease in cash was driven mainly by payments of payables for increase payroll expenses, consulting expenses, and costs associated with being a publically traded company.

There was $34,562 cash used in investing activities during the six months ended June 30, 2019 as compared to cash provided by investing activities during the six months ended June 30, 2018 of $221,255. The use of cash in the quarter ended June 30, 2019 was for the purchase of equipment to be used for purposes of soil sampling in our sustainability business. The cash received during the six months ended June 30, 2018 was as a result of the merger offset by a payment made to Agribotix for purposes of its future acquisition.

Cash used in financing activities during the six months ended June 30, 2019 was $40,998 compared to cash provided by financing activities of $3,987,016 as of June 30, 2018. The decrease was the result of a $4,000,000 investment that occurred in the first quarter of 2018, net of $20,000 in fees invested in exchange for Common and Preferred shares in the Company versus payments made on promissory note for the beginning of 2019.

 Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $1,533,637 and a loss from operations of $1,304,767 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other financing opportunities with outside investors.

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter EnerJex to provide prior to or at the closing of the Merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. At the time of private placement, the Series C Preferred Stock was convertible into 2,612,245 shares of our Common Stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our Common Stock.

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

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, AgEagle Aerial Systems Inc. (the “Company”) entered into a Consulting Agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant to the Company with respect to the development of business opportunities and the implementation of business strategies to be agreed to by both parties (the “Services”). The extent of the Services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the Services under the terms of the agreement, Consultant shall receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of to-be-determined milestones.

The Consultant was previously engaged by the Company between March 2015 and August 2016 to provide consulting services. The Consultant beneficially owns approximately 5.86% of the shares of the Company’s Common stock issued and outstanding shares; and holds options to purchase 207,055 shares of the Company’s common stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of June 30, 2019, based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2019