Form 10-Q
period 2019-09-30
AgEagle Aerial Systems Inc.
filed 2019-11-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2019
Common Stock, $.001 par value	15,174,394

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019, AND DECEMBER 31, 2018

(Unaudited)

	As of
	September 30,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$1,381,757	$2,601,730
Accounts receivable	9,044	93
Inventories, net	148,181	149,482
Prepaid and other current assets	111,351	80,370
Total current assets	1,650,333	2,831,675

Property and equipment, net	75,716	28,374
Intangible assets, net	558,810	677,118
Goodwill	3,270,984	3,270,984
Total assets	$5,555,843	$6,808,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$61,799	$197,827
Accrued expenses	30,325	41,841
Accrued dividends	122,667	1,333
Contract liability	385,011	4,892
Payroll liabilities	29,565	13,521
Promissory note	—	40,998
Total current liabilities	629,367	300,412
Total liabilities	629,367	300,412

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 3,636 shares issued and outstanding at September 30, 2019 and 4,662 at December 31, 2018	4	5
Preferred stock, Series D, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Common Stock, $0.001 par value, 250,000,000 shares authorized, 15,174,394 and 12,549,394 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15,174	12,549
Additional paid-in capital	12,455,192	12,171,274
Accumulated deficit	(7,543,896)	(5,676,091)
Total stockholders’ equity	$4,926,476	$6,507,739
Total liabilities and stockholders’ equity	$5,555,843	$6,808,151

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$41,616	$17,130	$107,785	$70,838
Cost of sales	32,728	3,429	85,875	45,401
Gross Profit	8,888	13,701	21,910	25,437

Operating Expenses:
Selling expenses	23,302	24,715	52,108	62,713
General and administrative	396,432	583,538	1,305,221	987,422
Professional fees	152,192	118,923	531,885	562,952
Research and development	—	—	—	476
Total Operating Expenses	571,926	727,176	1,889,214	1,613,563
Loss from Operations	(563,038)	(713,475)	(1,867,304)	(1,588,126)

Gain on Investment in Unconsolidated Investee	—	30,352	—	—
Other Expenses:
Other expenses	—	(3,376)	—	13,334
Interest (expense) income	—	(3,094)	(501)	(30,508)
Total Other Expenses	—	(6,470)	(501)	(17,174)
Loss Before Income Taxes	(563,038)	(689,593)	(1,867,805)	(1,605,300)
Provision for income taxes	—	—	—	—
Net Loss	$(563,038)	$(689,593)	$(1,867,805)	$(1,605,300)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.07)	$(0.13)	$(0.19)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	15,174,394	10,446,899	14,523,838	8,346,127

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND NINE Months Ended September 30, 2019

(Unaudited)

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock	—	—	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	$—	—	$—	3,636	$4	2,000	$2	14,449,394	$14,449	$12,190,295	$(6,241,556)	$5,963,194
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,444)	—	(40,444)
Additional shares issuance for acquisition	—	—	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of common stock for consulting services	—	—	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	84,467	—	84,467
Net loss	—	—	—	—	—	—	—	—	—	—	—	(739,302)	(739,302)
Balance as of June 30, 2019	—	$—	—	$—	3,636	$4	2,000	$2	15,174,394	$15,174	$12,424,093	$(6,980,858)	$5,458,415
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(40,889)	—	(40,889)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	71,988	—	71,988
Net loss	—	—	—	—	—	—		—	—	—	—	(563,038)	(563,038)
Balance as of September 30, 2019	—	$—	—	$—	3,636	$4	2,000	$2	15,174,394	$15,174	$12,455,192	$(7,543,896)	$4,926,476

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND NINE Months September 30, 2018

(Unaudited)

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	80,000	$—	14	$—	12	$—	—	$—	651,796	$420	$1,939,832	$(3,596,408)	$(1,656,156)
Pre-merger issuances and conversions of shares	(80,000)	—	(6)	—	(12)	—	—	—	3,548,204	—	—	—	—

AgEagle debt conversion into common shares	—	—	—	—	—	—	—	—	787,891	788	1,503,013	—	1,503,801
AgEagle shareholder common stock conversion to EnerJex common shares	—	—	—	—	2,056	—	—	—	2,757,063	6,537	(6,537)	—	—
Investment in Agribotix	—	—	—	—		—	—	—	200,000	200	999,800	—	1,000,000
Issuance of common and preferred stock for EnerJex Series shareholders upon merger	—	—	—	0.01	197	1	—	—	1,887,094	1,887	(606,443)	—	(604,555)
Issuance of common stock Series C in connection with investment upon merger	—	—	—	—	4,626	6	—	—	—	—	3,979,994	—	3,980,000
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	2,491	—	2,491
Net loss		—	—	—	—	—	—	—	—	—	—	(203,497)	(203,497)
Balance as of March 31, 2018	—	$—	8	$0.01	6,879	$7	—	$—	9,832,048	$9,832	$7,812,150	$(3,799,905)	$4,022,084
Conversion of Series B and C Preferred Stock	—	—	(8)	(0.01)	(372)	—	—	—	411,520	412	(412)	—	—
Sale of common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	250,000	—	250,000
Shares repurchased from shareholder	—	—	—	—	—	—	—	—	(139,567)	(140)	(210,503)	—	(210,643)
Issuance of common stock for consulting services	—	—	—	—	—	—	—	—	60,000	60	135,540	—	135,600
Issuance of common and preferred stock for EnerJex Series shareholders upon merger	—	—	—	—	—	—	—	—			(89,445)	—	(89,445)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	22,023	—	22,023
Net loss	—	—	—	—	—	—	—	—	—	—	—	(712,210)	(712,210)
Balance as of June 30, 2018	—	$—	—	$—	6,507	$7	—	$—	10,164,001	$10,164	$7,919,353	$(4,512,115)	$3,417,409
Conversion of Preferred Stock	—	—	—	—	(308)	(1)	—	—	201,152	201	(200)	—	—
Issuance of common stock for consulting services	—	—	—	—	—	—	—	—	125,000	125	264,875	—	265,000
Investment in Agribotix	—	—	—	—	—	—	—	—	500,000	500	1,999,500	—	2,000,000
Issuance of common and preferred stock for EnerJex Series shareholders upon merger	—	—	—	—	—	—	—	—	(361)	(0.36)	(66,775)	—	(66,775)
Stock compensation period costs	—	—	—	—	—	—	—	—	13,000	13	66,986	—	66,999
Net loss	—	—	—	—	—	—	—	—	—	—	—	(689,593)	(689,593)
Balance as of September 30, 2018	—	$—	—	$—	6,199	$6	—	$—	11,002,792	$11,003	$10,183,739	$(5,201,708)	$4,993,040

Note: Amounts have been adjusted to reflect 25 to 1 stock split upon merger

See accompanying notes to the condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,867,805)	$(1,605,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,682	24,300
Stock-based compensation	217,375	91,513
Shares issued in exchange for professional services	190,500	400,600

Changes in assets and liabilities:
Accounts receivable	(8,951)	(14,205)
Inventories	1,301	25,304
Prepaid expenses and other assets	(30,981)	(107,645)
Contract liability	380,119	—
Accounts payable	(136,028)	(864,995)
Accrued expenses	(11,515)	(44,673)
Accrued interest	—	27,411
Accrued payroll liabilities	16,043	22,658
Net cash used in operating activities	(1,121,260)	(2,045,032)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,715)	—
Cash received in reverse merger	—	256,255
Acquisition of Agribotix	—	(525,000)
Net cash used in investing activities	(57,715)	(268,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory note	(40,998)	(63,514)
Shares repurchased from shareholder	—	(210,642)
Proceeds from the issuance of Common Stock and Series C Convertible Preferred Stock in connection with merger, net of $20,000 in fees	—	3,980,000
Sale of Series C Convertible Preferred Stock	—	250,000
Net cash (used in) provided by financing activities	(40,998)	3,955,844

Net (decrease) increase in cash	(1,219,973)	1,642,067
Cash at beginning of period	2,601,730	35,289
Cash at end of period	$1,381,757	$1,677,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$462	$38,737
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock into Common Stock	$1,026	$613
Accrued dividends	$121,333	$—

Assets acquired (liabilities assumed) in reverse merger:
Cash	$—	$256,255
Accounts payable	—	(891,474)
Promissory note	—	(125,556)
Net liabilities assumed	$—	$(760,775)
Conversion of debt into Common Stock	$—	$1,503,801

Acquisition of Agribotix
Issuance of Common Stock as consideration	—	$3,000,000
Liability for remaining cash obligation included in accrued expenses	—	400,000
Cash paid in the prior year	—	75,000
Deferred revenue	—	6,819
Inventory	—	(3,685)
Fixed assets	—	(7,650)
Intangible assets	—	(724,500)
Goodwill	—	(3,270,984)
Cash paid for acquisition	$—	$(525,000)

See accompanying notes to the condensed interim consolidated financial statements.

 AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 1 — Description of Business

AgEagle Aerial Systems Inc. (“AgEagle,” or “the Company,”) was originally created to pioneer, innovate and advance aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. The Company’s daily efforts are focused on delivering the metrics, tools and strategies necessary to define and implement intelligent sustainability and precision farming solutions that solve important problems confronting the agricultural industry.

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

In addition, we also introduced in the first half of 2019 registration, oversight, compliance and enforcement, and reporting solutions in support of the United States’ emerging hemp cultivation industry and its key stakeholders; namely, state and territorial departments of agriculture, hemp growers and hemp processors.

 The Company also designs, produces, distributes and supports technologically advanced small unmanned aerial vehicles (UAVs or drones) that AgEagle offers for commercial sale to the precision agriculture industry. In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for its customers.

In the third quarter of 2019, AgEagle announced that we had begun to actively pursue expansion opportunities within the emerging Drone Logistics and Transportation market and revealed that we had received our first purchase orders from a major ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry packaged goods in urban and suburban areas.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 1 — Description of Business – Continued

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

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., and Black Raven Energy, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which included condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of September 30, 2019. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018 and included in the Form 10-K filed with the SEC on March 27, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

 Note 2 — Summary of Significant Accounting Policies – Continued

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

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of September 30, 2019 or December 31, 2018. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Our bank balances at time may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience and other factors, as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of September 30, 2019 and December 31, 2018.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of $7,145 and $10,369, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – Continued

 Goodwill – Goodwill is recognized for the excess of cost of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. The Company’s goodwill relates to an acquisition that occurred in August 2018. Goodwill is not amortized but evaluated for recoverability if events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable or at least annually. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test. In the two-step impairment test, we measure the recoverability of goodwill by comparing a reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit. As of September 30, 2019, there have been no events or changes in circumstances that indicate that it is more likely than not that a goodwill impairment has occurred since the assessment date of August 2018.

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

Long-Lived Assets – The Company reviews its long-lived assets and certain identifiable intangible assets held and used for impairment whenever events or changes in circumstances indicate that their carrying value of such assets may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the assets is less than the carrying amount of the assets, an impairment loss is recorded equal to the excess of the carrying amount of the fair value of the assets less costs to sell. There were no impairment losses recorded by the Company during the nine-month period ending September 30, 2019 or 2018.

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

Revenue Recognition and Concentration - The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of our performance obligations and/or when the goods are shipped and control transfers to our customers. Revenue mainly reflects the consideration we expect to receive in exchange for our products and a small amount for performance of services. The Company generally ships using FOB Shipping Point terms. The Company assesses collectability based on the creditworthiness of the customer as determined by evaluations and the customer’s payment history. Additionally, customers are required to place a deposit or pay upon shipping for each UAV or drone delivery assembly part ordered. Customer payments received in advance of the Company completing performance obligations are recorded as a contract liability.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – Continued

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized below:

	Percent of total sales for nine months ended September 30,
Customers	2019	2018
Customer A	95.9%	—
Customer B	12.2%	—
Customer C	—	14.4%
Customer D	—	13.6%
Customer E	—	11.9%
Customer F	—	10.3%

Accounts receivable due from customers A & B comprised 80% of accounts receivable as of September 30, 2019.

The table below reflects our revenue for the periods indicated by product mix.

	For nine months ended September 30,
Type	2019	2018
Product Sales	$54,060	$67,213
Product Assembly Sales	30,685	—
Subscription Sales	23,040	3,625
Total	$107,785	$70,838

Vendor Concentration - As of September 30, 2019, there was one significant vendor upon which the Company relied to perform stitching in its FarmLens platform. This vendor provided services to the Company which can be replaced by alternative vendors should the need arise.

 Shipping Costs - Shipping costs for the three and nine months ended September 30, 2019 and 2018 totaled $240 and $1,271, respectively, and $1,218 and $3,766, respectively, which is included in cost of goods sold on the statement of operations.

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. As of September 30, 2019, the Company had 4,531,924 warrants and 2,270,665 options to purchase Common Stock, and 3,636 shares of Series C Preferred Stock, which may be converted into 6,733,333 shares of Common Stock. As of September 30, 2018, the Company had 828,200 warrants and 1,471,192 options to purchase Common Stock, and 6,199 shares of Preferred Series C shares which were convertible into 4,176,907 of Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 2 — Summary of Significant Accounting Policies – Continued

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

Share-Based Compensation Awards - The value the Company assigns to the options that are issued is based on the fair market value as calculated by the Black-Scholes pricing model. To perform a calculation of the value of our options, we determine an estimate of the volatility of our stock. We need to estimate volatility because there has not been enough trading of our stock to determine an appropriate measure of volatility. We believe our estimate of volatility is reasonable, and we review the assumptions used to determine this whenever we issue a new equity instruments. If we have a material error in our estimate of the volatility of our stock, our expenses could be understated or overstated. All share-based awards are expensed on a straight-line basis over the vesting period of the options

Recent Accounting Pronouncements - In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company’s adoption of ASU No. 2016-01 effective January 1, 2019 did not have a material impact on the consolidated financial statements.

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transactions whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 3 — Inventories

Inventories consist of the following at:

	September 30, 2019	December 31, 2018

Raw materials	$111,296	$109,826
Work-in-process	26,456	30,088
Finished goods	17,574	19,937
Gross inventory	$155,326	$159,851
Less obsolete reserve	(7,145)	(10,369)
Total	$148,181	$149,482

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	September 30, 2019	December 31, 2018

Property and equipment	$174,028	$116,313
Less accumulated depreciation	(98,312)	(87,939)
	$75,716	$28,374

Depreciation expense for the three and nine months ended September 30, 2019 was $4,185 and $10,373, respectively; and for the three and nine months ended September 30, 2018, depreciation expense totaled $4,151 and $12,454, respectively.

Note 5 — Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired in 2018 related to the acquisition of Agribotix. Amortization is computed using the straight-line method over the estimate useful life of the asset. We will annually assess intangible and other long-lived assets for impairment. Intangible assets were comprised of the following at September 30, 2019:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual Property/Technology	5 yrs.	$433,400	$(93,903)	$339,497
Customer Base	5 yrs.	72,000	(15,600)	56,400
Tradenames - Trademarks	5 yrs.	58,200	(12,610)	45,590
Non-compete agreement	4 yrs.	160,900	(43,577)	117,323
Carrying value as of September 30, 2019		$724,500	$(165,690)	$558,810

Amortization expense for the three and nine months ended September 30, 2019 was $38,236 and $118,309, respectively; and amortization expense for the three and nine months ended September 30, 2018 was $11,845 and $11,845, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 6 — Promissory Note

 On March 26, 2018, as part of the liabilities assumed from the EnerJex Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. As of September 30, 2019, the promissory note has been paid in full resulting in principal payments of $40,998 made during the first four months of 2019. The Company recorded interest of $501 for the nine months ended September 30, 2019.

Note 7 — Equity

Capital Stock Issuances

During the nine months ended September 30, 2019, Alpha Capital Anstalt converted a total of 1,026 shares of Series C Preferred Stock into 1,900,000 shares of Common Stock at a conversion price of $0.54.

On June 18, 2019, the Company issued in connection with a consulting agreement, dated May 3, 2019, 500,000 shares of its Common Stock to the consulting company as a part of their compensation for services. The Company recognized a total of $170,000 of investor relations expense at a fair value of $0.34 per share within general and administrative costs related to these issuances.

On June 18, 2019, the Company issued in connection with an investor relations agreement, dated April 4, 2018, 50,000 shares of its Common Stock to the investor relations firm. The Company recognized a total of $20,500 of investor relations expense at a fair value of $0.41 per share within general and administrative costs related to these issuances.

Series D Preferred Stock

On December 27, 2018, AgEagle Aerial Systems Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Alpha Capital Anstalt (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant to purchase 3,703,703 shares of Common Stock, par value $0.001 per share (the “Warrant,” and the shares of Common Stock underling the warrants, the “Warrant Shares”) for $2,000,000 in gross proceeds. The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Warrant Shares. During the nine months ended September 30, 2019, the Company recorded $121,333 of accrued dividends.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 7 — Equity – Continued

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

Each share of Series C Preferred Stock is convertible into a number of shares of our Common Stock equal to the quotient determined by dividing (x) the stated value of $1,000 per share, by (y) a conversion price of $0.54. Until the volume weighted average price of our Common Stock on NYSE exceeds $107.50 with average trading volume of 200,000 shares per day for ten consecutive trading days, the conversion price of our Series C Preferred Stock is subject to full-ratchet, anti-dilution price protection. Under that provision, if, while that full-ratchet, anti-dilution price protection is in effect, we issue shares of our Common Stock at a price per share (the “Dilutive Price”) that is less than the conversion price, then the conversion price of our Series C Preferred Stock is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of shares of Common Stock at a Dilutive Price, the Series C Preferred Stock would be convertible into a greater number of shares of our Common Stock.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 7 — Equity – Continued

During the nine months ended September 30, 2019, the Company issued options to purchase 1,054,000 shares of Common Stock to directors and employees of the Company at the fair value exercise prices ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $248,761. In connection with the issuance of these options to employees and directors, the Company recognized $15,873 and $32,361, respectively, in stock compensation expense for the three and nine months ended September 30, 2019.

During the year ended December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at the fair value exercise prices ranging from $0.51 to $4.33 per share expiring on dates between March 30, 2023 and December 15, 2028. The Company determined the fair-market value of the options to be $387,052. In connection with the issuance of these options to employees and directors, the Company recognized $54,766 and $180,966 in stock compensation expense for the three and nine months ended September 30, 2019, respectively.

On October 4, 2017, AgEagle Sub issued options to purchase 927,775 shares of Common Stock to employees and directors, that were approved by the Board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors, the Company recognized $1,349 and $4,048 in stock compensation expense for the three and nine months ended September 30, 2019, respectively.

The fair value of options granted during the nine months ended September 30, 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2019 were as follows:

September 30, 2019
Dividend yield	0%
Expected life	3.5-6.5 Years
Expected volatility	82.38-85.89%
Risk-free interest rate	1.56-2.23%

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 7 — Equity – Continued

A summary of the options activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93 Years	$409,678
Granted	1,054,000	0.37	6.61 Years	—
Exercised/Forfeited	(144,688)	0.49	— Years	—
Outstanding at September 30, 2019	2,403,470	0.39	6.41 Years	235,896
Exercisable at period end	1,339,467	$0.33	6.54 Years	$226,958

For options granted during the nine months ended September 30, 2019, the fair value of the Company’s stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $281,183 through March 31, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2019 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	231,250	2.29	5.0 years	—
Cancelled	(101,938)	0.06	2.3 years
Outstanding at September 30, 2018	1,264,142	$0.47	7.8 years	$—
Exercisable at end of the year	912,489	$0.15	7.4 years	$—

Note 8 — Warrants to Purchase Common Stock

As of September 30, 2019, the Company had outstanding warrants, in connection with the issuance of debentures in 2017, to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with an expiration date on August 2, 2024.

On December 27, 2018, the Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock for $2,000,000 in gross proceeds. The shares of Common Stock underlying the Warrant are referred to as the “Warrant Shares.” The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 8 — Warrants to Purchase Common Stock – Continued

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

All warrants outstanding as of September 30, 2019 are scheduled to expire between December 26, 2023 and October 21, 2024.

A summary of activity related to warrants for the nine months ended September 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at September 30, 2019	4,531,924	$0.72	4.31
Exercisable at September 30, 2019	4,531,924	$0.72	4.31

A summary of activity related to warrants for the nine months ended September 30, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2018	828,221	$1.51	—
Outstanding at September 30, 2018	828,221	$1.51	6.10
Exercisable at September 30, 2018	828,221	$1.51	6.10

Note 9 — Commitments and Contingencies

Operating Leases

The Company leases office space in Neodesha, Kansas for $500 a month. The lease terminates on September 30, 2019 with a year-to-year option to renew upon approval by the city commission of Neodesha. Rent expense was $4,500 and $4,500 for the nine months ended September 30, 2019 and 2018, respectively.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ended on May 31, 2019 and the Company renewed the lease for another year with an option to terminate at any time with a 30-day prior notice period. Rent expense was $18,000 for the nine months ended September 30, 2019.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

Note 9 — Commitments and Contingencies – Continued

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant to the Company with respect to the development of business opportunities and the implementation of business strategies to be agreed to by both parties . The extent of the services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the services under the terms of the agreement, Consultant shall receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of predetermined milestones.

The Consultant was also previously engaged by the Company between March 2015 and August 2016 to provide consulting services. The Consultant beneficially owns approximately 5.86% of the shares of the Company’s Common Stock issued and outstanding; and holds options to purchase 207,055 shares of the Company’s Common Stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

Directors of the Company

On April 15, 2019, the Company received notification from Mr. Corbett Kull that effective immediately he was resigning as a director of the Company. Mr. Kull did not serve on any of the committees of the Board of Directors. Mr. Kull’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As a result of Mr. Kull’s resignation, the board of directors currently consists of four directors, three of whom are independent. The Company is not looking for a replacement for Mr. Kull at this time.

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three and nine months ended September 30, 2019 and 2018.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and its related expenses have been included within general and administrative expenses. For the three and nine months ended September 30, 2019, Premier Financial Filings provided services to the Company resulting in fees of $1,428 and $7,753, respectively. The fees incurred during the three and nine months ended September 30, 2019 are included in accounts payable as of September 30, 2019.

Note 11 — Subsequent Events

GreenBlock Capital LLC Consulting Agreement

On October 31, 2019, the consulting agreement with the Consultant (See Note 9) was terminated as a result of the Company no longer needing these services to be provided by an outside consultant. During the term of the agreement, the Company paid to the Consultant (i) $25,000 per month, and issued (ii) 500,000 restricted shares of Common Stock at the execution of the agreement. The agreement also provided for the issuance of up to an additional 2,500,000 shares of restricted Common Stock upon the achievement of milestones that were to be determined by the Company and the Consultant during the term of the agreement. There are no early termination penalties incurred as a result of the termination of the consulting agreement. The Consultant may still be entitled to receive the Shares after termination of the Agreement, if the achievement of milestones that commenced during the term of the Agreement are completed after termination.

 On November 12, 2019, the Company announced that the Florida Department of Agriculture and Consumer Services (FDACS) had chosen AgEagle’s HempOverview software-as-a-solution (SaaS) platform to manage the online application submission and registration process for hemp growers and their farms and hemp fields for the 2020, 2021 and 2022 planting seasons (the “Florida Contract”). Prior to the termination of the Agreement with the Consultant, as part of the Consultant’s services, Consultant introduced the Company to the FDACS, which introduction resulted in the Company signing the Florida Contract. Since the Consultant was instrumental in identifying and introducing the Company to FDACS prior to termination of the Agreement, the execution of the Florida Contract is a milestone achieved by the Consultant under the terms of the Agreement. As a result of the achievement of that milestone, the Company will issue 250,000 shares of Common Stock to the Consultant. The Consultant may be entitled to receive up to another 750,000 shares of Common Stock, which will be contingent upon further milestones to be achieved under the Florida Contract.

Note 11 — Subsequent Events – Continued

Compensation Arrangements for Officers

On September 30, 2019, the Company’s board of directors and the compensation committee of the board approved new compensatory arrangements for certain of Company’s officers.

Barrett Mooney, Chief Executive Officer

Commencing on September 30, 2019, Mr. Mooney shall receive quarterly awards of stock options to purchase 15,000 shares of the Company’s Common Stock under the Company’s current shareholder-approved equity incentive plan. The exercise price at the time of the awards shall be based on the fair market value of the Company’s Common Stock on the NYSE American on the date of grant. The options will be issued quarterly for a period of two years, will vest in equal amounts over a two-year term from the date of grant, and will be exercisable for a period of five years from date of grant.

Mr. Mooney is also entitled to receive bonuses up to $48,000 in cash, 250,000 shares of restricted Common Stock and 225,000 stock options upon the achievement of certain Company operational milestones.

Nicole Fernandez-McGovern, Chief Financial Officer

On September 30, 2019, Ms. Fernandez-McGovern was awarded a stock option to purchase 25,000 shares of the Company’s Common Stock under the Company’s current shareholder-approved equity incentive plan. The option will vest in equal amounts over a two-year term from the date of grant, and will be exercisable for a period of five years from date of grant. The exercise price of the stock option is $0.31 per share, which was the fair market value of the Company’s Common Stock on the NYSE American on September 30, 2019.

Ms. Fernandez-McGovern is also entitled to receive bonuses up to $39,000 in cash, 170,000 shares of restricted Common Stock and 175,000 stock options upon the achievement of certain Company operational milestones.

The foregoing compensation arrangements are in addition to the current compensation received by each of Mr. Mooney and Ms. Fernandez-McGovern under their respective employment agreements.

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

Company Overview

Headquartered in Neodesha, Kansas we are one of the industry’s leading pioneers of technologically advanced aerial imagery-based data collection and analytics solutions that utilizes drone-based aerial imagery to help promote and proactively support corporate and farming sustainability initiatives. We are trusted to help the world’s growers, consumer packaged goods companies and their supply chain partners, and urban green managers proactively assess and manage the health of commercial crops and green infrastructure, reduce the chemicals in produced foods and products and preserve and protect natural resources. In addition, we believe we are at the leading edge of providing state and territorial departments of agriculture, growers and processors with oversight, compliance and enforcement solutions relating to the United States’ emerging hemp cultivation industry. Further, during the fall of 2019, we began actively pursuing expansion opportunities within the emerging Drone Logistics and Transportation market.

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

Our Unmanned Aerial Vehicles Business

We design, manufacture, assemble, distribute and support technologically advanced small unmanned aerial systems (UAVs or drones) that we offer for commercial sale to the precision agriculture industry. Additionally, we also provide leased UAVs and associated data processing services to the sustainable agriculture industry.

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

Our UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes; thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. Our products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of our competitors require. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software, SMS Software or most other agricultural software solutions. The result is a prescription or zone map that can then be used in a field computer that is typically found in a sprayer or applicator designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy crops.

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

Acquisition of Agribotix

On August 28, 2018, we closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company; Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”); and the other parties named therein. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to all assets owned by Agribotix and utilized in their business for providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement. At closing, we also assumed certain commitments under various third-party contracts pursuant to the terms of the Purchase Agreement.

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

 The FarmLens platform extends our reach as a business through key partnerships with, and direct integration into offerings by, leading agricultural companies, including John Deere and The Climate Corporation, a subsidiary of Bayer. In October 2018, AgEagle announced that we were expanding on Agribotix’s existing partnership with The Climate Corporation’s FieldView™ platform, enabling farmers to share images from FarmLens to their FieldView accounts and compare them alongside other valuable metrics, including planting and yield data. To date, Agribotix has processed agricultural imagery for approximately 1.3 million acres of crops and analyzed data for over 50 different crop types from over 50 countries around the world.

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

For this year’s growing season, we announced an agreement with one of the largest specialty crop producers in North America as our first customer on our sustainability platform and drone leasing program. As part of the agreement, we are providing access to UAVs equipped with sensors for the growing season, along with access to data connected devices for farms covering thousands of acres in the United States. We are also setting up a network of soil moisture monitoring devices with rain gauges and soar sensors to provide in-depth data analytics at the field level. All of this is expected to culminate in a sustainability dashboard and scorecard that will provide data to assess and affirm soil health, water utilization efficiency and pest and disease control; which will, in turn, aid this specialty crop producer in showcasing its sustainability efforts and results to its customers and supply chain partners.

Leveraging the underlying imaging technology and robust analytics capabilities of FarmLens, in March 2019 AgEagle introduced ParkView, a proprietary aerial imagery and data analytics platform designed specifically for assessing and supporting sustainability initiatives involving municipal, state and federal public parks and recreation areas. In tandem with the formal market launch of ParkView, the Company announced that it signed Denver Parks and Recreation (“DPR”) in Denver, Colorado as the first customer on the ParkView platform. DPR will utilize aerial imagery and sensor data to better inform vegetative maintenance and natural resource preservation for its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. In addition, our staff will also provide DPR with in-depth training on best management practices for UAV operations in a municipal setting. Research has shown that urban green infrastructure can materially improve water quality and conservation, attract investment, revive distressed neighborhoods, encourage redevelopment and provide outdoor recreational opportunities for cities of all scope and sizes worldwide, thus effectively helping to align social, economic, public health and environmental goals.

Emerging U.S. Hemp Cultivation Industry

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

In late May 2019, AgEagle announced the introduction of HempOverview, a proprietary web- and map-based Software-as-a-Solution (SaaS) technology designed to aid U.S. state and territorial departments of agriculture, growers and processors in efficiently optimizing oversight, compliance and enforcement of the new hemp cultivation industry fast emerging in the United States. Growers, state administrators and/or processors may connect and maintain proactive two-way communications and collaborate on developing best practices for hemp cultivation registration/permitting, planting/harvesting planning, regulatory oversight and compliance enforcement. Moreover, anticipated benefits for state administrators include lower program management costs, new revenue channel development, real or near real-time remote, centralized oversight of hemp fields, and much more.

On November 12, 2019, the Company announced that the Florida Department of Agriculture and Consumer Services (FDACS) had chosen AgEagle’s HempOverview software-as-a-solution (SaaS) platform to manage the online application submission and registration process for hemp growers and their farms and hemp fields for the 2020, 2021 and 2022 planting seasons.

Drone-Enabled Package Delivery Market Taking Flight

On September 3, 2019, we announced that we had actively begun pursuing expansion opportunities within the emerging Drone Logistics and Transportation Market – a market forecasted by MarketsandMarkets to grow to $29.06 billion by the year 2027. Accordingly, companies, including Alphabet (Google), FedEx, Intel, Qualcomm, Amazon, Target, Walmart, Alibaba, UPS, 7-Eleven, Uber and others, are developing commercial drone delivery service initiatives as part of their long-term strategic growth plans. We believe these companies intend to leverage the latest in unmanned aerial vehicle technologies to deliver consumer products, foods, medicines and other types of lightweight freight direct to consumers and businesses in the fastest, most cost efficient and environmentally responsible manner possible – a practical alternative to costly auto transport.

We have received our first purchase orders from a major ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas. Revenue generation from these purchase orders commenced in the third quarter ended September 30, 2019, and is expected to continue and increase in the fourth quarter of 2019.

Our Growth Strategy

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2019 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets where advanced aerial imaging and data capture technology can be used to achieve specific business and sustainability objectives. Currently, our management is actively exploring new vertical expansion opportunities in other industries outside of agriculture and its related areas, including drone-enabled package delivery.

Key components of our growth strategy include the following:

●	Build a strong worldwide distribution network to offer a best-in-class precision agriculture platform. We believe we can establish our flying wing product and systems as leading technologies in the precision agriculture marketplace. We will work to identify and establish relationships with dealers and customers in key agricultural regions worldwide, which will help make it possible for every farmer in those markets to have access to the AgEagle platform. Potential distributors are spread across six continents, covering a majority of the world’s major regions including the U.S., Canada, South America, Eastern and Western Europe, Southeast Asia and Oceania.

●	Market our new UAV-based monitoring service for large food manufacturers desiring to achieve and maintain optimal sustainability practices on their farms. We are in the process of marketing a new service for the 2019 growing season targeted towards large food manufacturers that are being pressured by consumers to create food products with less chemicals that are more sustainably sourced. We believe our current technology, combined with other available third-party platforms/solutions via a well-defined modern RESTful API, will allow us to offer a product to these consumer products manufacturers that will serve to accelerate business growth faster than if we just focused on growth opportunities within the precision agriculture marketplace.

●	Continue to explore partnerships with companies that can expand our offerings. We intend to expand our product offerings by building relationships and partnerships with companies that have vertical, synergistic technologies. In addition, other technology alliances may include the acquisition or development of other electronics, software, sensors or more advanced aerial platforms. We are constantly meeting and in discussions with groups that could fill these roles and collaborate with us on new development ideas.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, we introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Work with municipal, state and federal public parks and recreations agencies to adopt ParkView as a preferred solution for assessing and supporting sustainability initiatives for ‘urban green’ spaces. With the signing of Denver Parks and Recreation in Denver, Colorado, AgEagle now has a client who is benefitting from the utilization of ParkView to better inform vegetative maintenance and natural resource preservation of its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. We intend to market our ParkView platform to other prospective U.S. city, state and federal agencies.

●	Actively explore and pursue opportunities for providing meaningful and effective solutions for the emerging U.S. hemp cultivation industry. By leveraging AgEagle’s proven FarmLens technology solution and adapting it to effectively address the specs required for hemp cultivation oversight and compliance, we believe that HempOverview can win distinction as the industry’s preferred and standardized, data and map-driven solution. The platform largely removes the guesswork from hemp regulatory oversight while simplifying the monitoring and management of hemp cultivation programs for any state, territory and tribal nation in the country seeking to capitalize on the opportunity that hemp production now represents.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture, including the Drone Logistics and Transportation market. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for the aerial imaging and data collection and analytics needs involved in land surveying and scanning, insurance, inspections and search and rescue operations, among other industrial applications.

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

See Note 2 in the accompanying unaudited condensed interim consolidated financial statements for a listing of our critical accounting policies.

Results of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, we recorded revenues of $41,616 compared to revenues of $17,130 for the same period in 2018, an 143% increase. For the nine months ended September 30, 2019 and 2018, we recorded revenues of $107,785 compared to revenues of $70,838 for the same period in 2018, a 52% increase. For the three months ended September 30, 2019, we had an increase in our revenue as we received and started to fulfill sales as part of our new drone delivery assembly sales initiatives. Our year-to-date sales also increased as part of our drone delivery assembly sales, our continued drone sales and our shift in strategy to focus on a more services-oriented model driven by advanced aerial imagery-based data collection and analytics solutions that help to promote and proactively support corporate sustainability initiatives and the emerging hemp cultivation industry. We are also in the process of continuing to address this change by creating and supporting new, easier to use and higher value products that position us as a leading innovator and trusted solutions provider for the agriculture marketplace overall.

 For the three months ended September 30, 2019 and 2018, cost of sales totaled $32,728 and $3,429, respectively, an increase of 854%. For the nine months ended September 30, 2019 and 2018, costs of sales totaled $85,875 and $45,401, respectively reflecting an increase in our cost of goods sold of 89%. We also had gross profit of $8,888, or 21% for the three months ended September 30, 2019 compared to $13,701, or 35%, for the comparable period in 2018, resulting in a decrease in our profit margin in the current period. For the nine months ended September 30, 2019 and 2018, we had a gross profit of $21,910, or 20%, and $25,437, or 36%, a decrease in our profit margins of 14%. The main contributor to the increase in our cost of sales for the quarter and year-to-date resulting in a decrease in our gross margins is due to costs associated with repurposing and adding functionality to our FarmLens platform. As a result of our shift in strategy from drone sales bundled with the FarmLens platform towards our new ParkView and HempOverview platforms that were not marketed as part of our sales model until mid-2019, fixed costs associated with supporting the platform caused our margins to decrease, but as we continue to increase our sales, our margins will increase accordingly.

We recorded total operating expenses of $571,926 during the three months ended September 30, 2019, a 21% decrease as compared to operating expenses of $727,176 in the same period of 2018. Our operating expenses are comprised of general and administrative costs, professional fees, research and development costs and selling costs. General and administrative expenses totaled $396,432 for the three months ended September 30, 2019 compared to $583,538 in 2018, a decrease of 32%, due to less investor relations costs and related stock issuances in exchange for these services offset by added payroll expenses, financial filing costs and amortization costs associated with intangibles assets acquired as a result of the Agribotix acquisition. Professional fees totaled $152,192 for the three months ended September 30, 2019, compared to $118,923 for the three months ended September 30, 2018. The increase in professional fees is mainly due to an increase in consulting services associated with the GreenBlock Capital agreement. For the three months ended September 30, 2019, we recorded selling expenses of $23,302 compared to $24,715 for the three months ended September 30, 2018, representing a decrease of 6% due to less travel and conference expenses for purposes of business development as we focus on our internal product development of HempOverview and ParkView platforms.

We recorded total operating expenses of $1,889,214 and $1,613,563, respectively, for the nine months ended September 30, 2019 and 2018, a 17% increase. Our operating expenses are comprised of general and administrative costs, professional fees, research and development costs and selling costs. For the nine months ended September 30, 2019 and 2018, we recorded $1,305,221 and $987,422 in general and administrative expenses, respectively resulting in a 32% increase. The increase is mainly due to added salary costs for new and existing employees along with stock compensation costs for employees and directors due to the issuance of stock options. Also contributing to the increase in general and administrative expenses is the amortization costs associated with intangibles assets acquired as a result of the Agribotix acquisition, along with an increase in costs associated with being a publicly traded company. Professional fees also decreased 6% as we had $531,885 of expenses for the current period versus $562,952 in the comparable prior period. The decrease was mainly due to a decrease in legal, accounting and investor relations costs offset by an increase in consulting services associated with the GreenBlock agreement. Lastly, included in operating expenses was selling costs that decreased 17% to $52,108 versus $62,713 in the prior comparable period due to less travel and conference expenses for the purposes of business development, as we focus on our internal product development of HempOverview and ParkView platforms.

There were no other expenses recorded during the three and nine months ended September 30, 2019, compared to $0 and $476 for the three and nine months ended September 30, 2018, respectively, for research and development costs.

Interest expense for the three months ended September 30, 2019 and 2018 was $0 and $3,094, respectively; and $501 and $30,508, for the nine months ended September 30, 2019 and 2018, respectively. The decrease was due to the conversion of all debt, except for a promissory note assumed as a result of the EnerJex merger, and the amortization of debt discounts and warrant expense upon completion of the reverse merger on March 26, 2018.

Our net loss was $563,038 and $689,593 for the three months ended September 30, 2019 and 2018, respectively and $1,867,805 and $1,605,300 for the nine months ended September 30, 2019 and 2018, respectively. This represents a $126,555 decrease for the three months ended September 30, 2019 and an increase of $262,505 for the nine months ended September 30, 2019 and 2018. Overall, the increase in net loss is due to greater operating costs as a result of the shift in our sales strategy. We are in the process of continuing to address the shift in our sales strategy by developing our new platforms while promoting our new service models targeting the hemp and sustainable agriculture marketplaces.

Cash Flows

Cash on hand was $1,381,757 at September 30, 2019 compared to the $2,601,730 at December 31, 2018, a decrease of $1,219,974. Cash used in operations for the nine months ended September 30, 2019 was $1,121,260 compared to $2,045,032 of cash used in operations for the nine months ended September 30, 2018. The decrease in cash was driven mainly by payments of payables for increase payroll expenses, consulting expenses, and costs associated with being a publicly traded company.

There was $57,715 cash used in investing activities during the nine months ended September 30, 2019 as compared to cash used in investing activities during the nine months ended September 30, 2018 of $268,745. The use of cash in the quarter ended September 30, 2019 was for the purchase of equipment to be used for purposes of soil sampling equipment used in our sustainability services; and the cash used during the comparable nine-month period in 2018 was for the acquisition of Agribotix offset by cash received from EnerJex as a result of the reverse merger.

 Cash used in financing activities during the nine months ended September 30, 2019 was $40,998 compared to cash provided by financing activities of $3,955,844 as of September 30, 2018. The decrease was the result of a $4,000,000 investment that occurred in the first quarter of 2018, net of $20,000 in fees invested in exchange for Common and Preferred shares in the Company versus payments made on promissory note for the beginning of 2019.

 Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $1,020,966 and a loss from operations of $1,867,805 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other financing opportunities with outside investors.

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

Each share of Series C Preferred Stock is convertible into a number of shares of our Common Stock equal to the quotient determined by dividing (x) the stated value of $1,000 per share, by (y) a conversion price of $0.54. Until the volume weighted average price of our Common Stock on NYSE exceeds $107.50 with average trading volume of 200,000 shares per day for ten consecutive trading days, the conversion price of our Series C Preferred Stock is subject to full-ratchet, anti-dilution price protection. Under that provision, if, while that full-ratchet, anti-dilution price protection is in effect, we issue shares of our Common Stock at a price per share (the “Dilutive Price”) that is less than the conversion price, then the conversion price of our Series C Preferred Stock is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of shares of Common Stock at a Dilutive Price, the Series C Preferred Stock would be convertible into a greater number of shares of our Common Stock.

On December 27, 2018, we entered into Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the board of directors of the Company designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Warrant Shares.  The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

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

Pursuant to the terms of the Registration Rights Agreement, the Company shall file an initial registration statement registering the Warrant Shares no later than the 20th calendar day following the required filing date of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 (the “Filing Date”) and, with respect to any additional registration statements, the earliest practical date on which the Company is permitted by SEC Guidance to file such additional registration statement related to such registrable securities. The Company shall have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”) no later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. There are no penalties for failure to file or be declared effective by the dates set forth above. The Company has not yet filed this registration statement registering the Warrant Shares.

The Series C and D Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, in reliance on the recipient’s status as an “accredited investor” as defined in Rule 501(a) of Regulation D.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

GreenBlock Capital LLC Consulting Agreement

On October 31, 2019, the consulting agreement with the Consultant (See Note 9) was terminated as a result of us no longer needing these services to be provided by an outside consultant. During the term of the agreement, we paid to the Consultant (i) $25,000 per month, and issued (ii) 500,000 restricted shares of Common Stock at the execution of the agreement. The agreement also provided for the issuance of up to an additional 2,500,000 shares of restricted Common Stock upon the achievement of milestones that were to be determined by us and the Consultant during the term of the agreement. There are no early termination penalties incurred as a result of the termination of the consulting agreement. The Consultant may still be entitled to receive the Shares after termination of the Agreement, if the achievement of milestones that commenced during the term of the Agreement are completed after termination.

 On November 12, 2019, we announced that the Florida Department of Agriculture and Consumer Services (FDACS) had chosen our HempOverview software-as-a-solution (SaaS) platform to manage the online application submission and registration process for hemp growers and their farms and hemp fields for the 2020, 2021 and 2022 planting seasons (the “Florida Contract”). Prior to the termination of the Agreement with the Consultant, as part of the Consultant’s services, Consultant introduced us to the FDACS, which introduction resulted in us signing the Florida Contract. Since the Consultant was instrumental in identifying and introducing us to FDACS prior to termination of the Agreement, the execution of the Florida Contract is a milestone achieved by the Consultant under the terms of the Agreement. As a result of the achievement of that milestone, the Company will issue 250,000 of the shares of Common Stock to the Consultant. The Consultant may be entitled to receive up to another 750,000 shares of Common Stock, which will be contingent upon further milestones to be achieved under the Florida Contract.

On September 30, 2019, our board of directors and the compensation committee of the board approved new compensatory arrangements for certain of our officers.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2019, based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: November 14, 2019