Form 10-K
period 2019-12-31
AgEagle Aerial Systems Inc.
filed 2020-04-13
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Emerging growth company  ☐  Smaller reporting company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,732,318.

As of April 13, 2020, there were 16,774,394 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I

This report may contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

Overview

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, providing new utility to UAVs, the Company pioneers and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle has spent eight years serving customers, covering more than two million acres in 50 countries monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In early 2019, AgEagle further expanded its marketing efforts to provide for the introduction of ParkView, its proprietary aerial imagery and data analytics platform, designed to support municipal, state and federal agencies charged with assessing and supporting sustainability initiatives involving public parks and recreation areas, also referred to as urban green spaces.

In the first half of 2019, the Company introduced HempOverview, a scalable, responsive and cost-effective Software-as-a-Solution (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture, growers and processors – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

The Company also designs, produces, distributes and supports technologically advanced small UAVs or drones that AgEagle offers for commercial sale to the precision agriculture industry. In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for its customers.

In the third quarter of 2019, AgEagle announced that it had begun to actively pursue expansion opportunities within the emerging Drone Logistics and Transportation market and revealed that it had received its first purchase orders from a major ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry packaged goods in urban and suburban areas.

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

Our Unmanned Aerial Vehicles Business

Our first commercially available product was the AgEagle Classic, which was followed shortly thereafter by the RAPID System. As we improved and matured our product, we launched the RX-60 and subsequently our current UAV product, the RX-48. The success AgEagle has achieved with its legacy products, which the Company believes has carried over into the continued improvement of the RX-60 and RX-48, stems from AgEagle’s ability to invent and deliver advanced solutions utilizing its proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. The Company’s core technological capabilities, developed over five years of research and innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high-end software that automates drone flights and provides geo-referenced data. All of AgEagle’s proprietary UAVs are electrically powered, weigh approximately six pounds fully loaded, are capable of flying over approximately 400 acres (roughly 60 minutes of airtime) per flight from their launch location, and are configured to carry a camera with an NIR filter that uses near infrared images to capture crop data. The Company’s leadership believes that these characteristics make its UAVs well suited for providing a complete aerial view of a farmer’s field to help precisely identify crop health and field conditions faster than any other method available.

The Company’s UAVs were initially specifically designed to help farmers increase profits by pinpointing areas where nutrients or chemicals need to be applied, as opposed to traditional widespread land application processes, thus decreasing input costs, reducing the amount of chemicals applied and potentially increasing yields. AgEagle’s products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of its competitors require. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software, SMS Software or most other agricultural software solutions. The result is a prescription or zone map that can then be used in a field computer that is typically found in a sprayer or applicator designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy crops.

In addition to UAV sales, in late 2018, AgEagle introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for the Company’s customers.

Acquisition of Agribotix

In August 2018, we acquired certain assets of Agribotix, LLC, a Colorado limited liability company (“Agribotix”), which included Agribotix’s primary product, FarmLens™. Agribotix was engaged in the business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture.

We believed that purchasing FarmLens, benefitted us and our shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone, such as those produced by AgEagle, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

The FarmLens platform extends AgEagle’s reach as a business through key partnerships. In October 2018, AgEagle announced that it was expanding on Agribotix’s existing partnership with The Climate Corporation’s FieldView™ platform, enabling farmers to share images from FarmLens to their FieldView accounts and compare them alongside other valuable metrics, including planting and yield data. To date, FarmLens has processed agricultural imagery for approximately two million acres of crops and analyzed data for over 53 different crop types from over 50 countries around the world.

In December 2018, AgEagle unveiled its plans to develop a FarmLens Mobile app, extending the numerous benefits of the FarmLens platform to mobile devices. The FarmLens Mobile app was commercially launched in 2019 and is now available for download on any iPhone, iPad or Android device.

HempOverview Platform

Domestic Hemp Production and Prevailing Regulatory Changes

With the passing of the 2018 Farm Bill in December 2018, industrial hemp is now recognized as an agricultural commodity, such as corn, wheat or soybeans.

More specifically, the 2018 Farm Bill authorizes state departments of agriculture, including agencies representing the District of Columbia, the Commonwealth of Puerto Rico and any other territory or possession of the United States, and Indian tribal governments, to submit plans to the USDA applying for primary regulatory authority over the production of hemp in their respective state or tribal territory. For more information on state and tribal nation plan submission, please visit https://www.federalregister.gov/documents/2019/10/31/2019-23749/establishment-of-a-domestic-hemp-production-program.

Market Opportunity in U.S. Industrial Hemp and Hemp-Derived CBD

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

In the Hemp & CBD Industry Factbook 2019, published by Hemp Industry Daily, rising consumer enthusiasm for and awareness of CBD – combined with widespread, easy access to CBD products at traditional retail outlets – is expected to drive a surge in CBD sales over the coming years, increasing to $10.3 billion by 2024.

HempOverview

As one of the agriculture industry’s leading pioneers of advanced aerial-image-based data collection and analytics solutions, AgEagle is intent on leveraging our expertise to champion the use of proven, advanced web- and map-based technologies as a means to streamline and ultimately standardize hemp cultivation in the United States. Growers need to be registered/permitted; crops need to be monitored and inspected; and enforcement operations must be established to ensure compliance with state and federal mandates. Through the introduction of HempOverview, AgEagle represents the first agriculture technology company to its knowledge to bring to market an advanced agtech solution that is designed to meet the unique complexities and vigorous oversight, compliance and enforcement demands of the emerging American hemp industry and the unique needs and demands of its key stakeholders.

HempOverview is comprised of four modules:

1)	Registration: secure, scalable software to handle all farmer and processer application and licensing matters.
2)	Best Management Practices: iterative, intelligent data collection and analysis utilizing satellite imagery and advanced, proprietary algorithms to help farmers reduce input costs, avoid missteps, detect pest impacts and monitor water usage.
3)	Oversight and Enforcement: integration of data management and satellite imagery to provide continuous monitoring of all hemp fields in the state, predict and respond to issues and assist in proper crop testing.
4)	Reporting: generation of actionable reports for USDA requirements, legislative oversight and support of research institutions.

In November, 2019, AgEagle announced that the Florida Department of Agriculture and Consumer Services (“FDACS”) has chosen the HempOverview solution to manage its online application submission and registration process for hemp growers and their farms and hemp fields in the State of Florida for the years 2020, 2021 and 2022. In addition, the Company has entered discussions with several other states across the nation, as well as with certain growers and processors, and expects to announce additional new HempOverview clients in 2020.

HempOverview has also been created to support hemp processors who contract with growers, helping to ensure profitable production on existing contracted acres while maintaining governmental compliance in a changing regulatory landscape. More specifically, HempOverview supports full, cloud-based mobile- and desktop-based software application and enables users to:

●	Maintain oversight of the supply chain for a processor’s contracted acres in order to avoid costly errors resulting in lost crop(s) and/or inefficient production downtime;
●	Create metrics and regularly evaluate contracted acres, in near real-time, using a variety of data structures, including remote sensing, in-field monitoring, harvest estimation and comprehensive reporting functions;
●	Advise contract farmers on planting, fertilization, irrigation and harvest schedules with the goal of producing a “gold standard” hemp crop; and
●	Establish best practices, maintain compliance and properly file all registration documents and amendments with respective state regulatory bodies.

HempOverview focuses on simultaneously collecting data, analyzing field-related problems and providing readily accessible analysis and reporting for achieving and sustaining end-to-end visibility and best management practices for the growing industrial and CBD hemp supply chain.

Commercial Drone Package Delivery

Over the past year, there has been a surge of prominent companies, including Alphabet (Google), FedEx, Intel, Qualcomm, Amazon, Target, Walmart, Alibaba, UPS, 7-Eleven, Uber and many others, actively developing commercial drone delivery service initiatives as part of their long-term strategic plans. These companies intend to leverage the latest in UAV technologies to deliver food, consumer products, medicines and other types of lightweight freight direct to consumers and businesses in the fastest, most cost efficient and environmentally responsible manner possible – a practical alternative to costly auto transport.

AgEagle’s proven expertise in manufacturing rugged, reliable and professional grade UAVs makes the Company a logical partner for designing, manufacturing and testing drone platforms in the fast growing package delivery market – a market forecasted by ResearchandMarkets will climb to $11.2 billion by 2022 and subsequently rise to $29.06 billion by 2027. The anticipated growth of the industry is expected to be largely fueled by the high usage of drones in the ecommerce industry for delivery of products in rural areas, where automotive transport vehicles cannot readily reach or where deliveries take longer time to arrive.

In September 2019, the Company announced that it was actively pursuing expansion opportunities within the Drone Logistics and Transportation market, and reported that it had received its first purchase order from a major unnamed ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas. AgEagle is currently working in close collaboration with this new customer on its tethered test flight operations and ongoing development. In association with the initial purchase order, AgEagle recorded its first revenues in the second half of 2019 and will recognize additional revenues from the project in the first quarter of 2020.

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

Left unchecked, many believe that farming practiced without care presents the greatest global threat to species and ecosystems, especially given that demand for more food - and healthier food - is rising exponentially. According to the World Resources Institute, our planet will need 70 percent more food to feed a global population of 9.6 billion by 2050. In view of looming environmental and social crises facing the planet, both consumer packaged goods companies and their supply chain partners recognize the need to accelerate their shift towards greater transparency in their sustainability practices and policies as they assume greater responsibility for mitigating the use of chemicals in crop production and preserving natural resources.

ParkView Platform

Leveraging the underlying imaging technology and robust analytics capabilities of AgEagle’s FarmLens platform, AgEagle announced the formal market introduction of its ParkView solution in March 2019. ParkView is a proprietary aerial imagery and data analytics platform designed specifically for assessing and supporting sustainability initiatives involving municipal, state and federal public parks and recreation areas. The Company further announced that it won its first ParkView customer with the signing of Denver Parks and Recreation (“DPR”) in Denver, Colorado. DPR will utilize ParkView to better inform vegetative maintenance and natural resource preservation for its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. AgEagle’s staff was also contracted to provide DPR with in-depth training on best management practices for UAV operations in a municipal setting.

Research has shown that urban green infrastructure can materially improve water quality and conservation, attract investment, revive distressed neighborhoods, encourage redevelopment and provide outdoor recreational opportunities for cities of all scope and sizes worldwide, thus effectively helping to align social, economic, public health and environmental goals.

Growth Strategy

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2020 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets where advanced aerial imaging and data capture and analytics technologies can be used to achieve specific business and sustainability objectives. Currently, our management is actively exploring new vertical expansion opportunities in other industries outside of agriculture and its related areas, including drone-enabled package delivery.

Key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to capitalize on in the coming year.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture, including the Drone Logistics and Transportation market. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for the aerial imaging and data collection and analytics needs involved in land surveying and scanning, insurance, inspections and search and rescue operations, among other industrial applications. As of today, we manufacture all of our proprietary and contracted products at our secure manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S., which is of particular importance to those AgEagle customers who rely on confidentiality and protection of trade secrets in the development of their drone package delivery initiatives.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Work with municipal, state and federal public parks and recreations agencies to adopt ParkView as a preferred solution for assessing and supporting sustainability initiatives for ‘urban green’ spaces. With the signing of Denver Parks and Recreation in Denver, Colorado, AgEagle now has a client who is benefitting from the utilization of ParkView to better inform vegetative maintenance and natural resource preservation of its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. We intend to market our ParkView platform to other prospective U.S. city, state and federal agencies.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, the Company introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy the Company’s customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture. The Company may investigate and pursue opportunities outside of agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. These industries have yet to be identified by the AgEagle team but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technology and trade secrets - We believe our unique design and in-house manufacturing of key aerospace components differentiates our product in the marketplace. We are confident that our UAVs are industry-leading in durability due to the lightweight laminated shell of the wing, which is made using a proprietary manufacturing process innovated over five years of research and development. This process, which hardens the material used to build the shell, allows the UAV to perform in harsh weather conditions (with wind speeds up to 30 miles per hour) and bring itself to an unassisted landing, all at a total weight of about six pounds. This design is an important trade secret, and AgEagle has non-disclosure agreements with our employees in order to keep it unique to our Company. As of today, we manufacture all of our products at our manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S. In addition, all our UAVs are designed and assembled here in the U.S.

●	Solutions have global appeal - We believe that our technology addresses a need for better data and delivers actionable understanding of that data to stakeholders in the agriculture industry worldwide. Given our global distribution platform, we believe that AgEagle is well-positioned for its UAVs, aerial imagery-enabled data capture and advanced data analytics solutions to be effectively marketed and sold to customers worldwide.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce - To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	Increased margins for farmers - We believe our UAVs will directly enhance margins for commercial farmers by reducing the amount of nutrients and chemicals needed to manage their farms. The software equipped on our UAVs deliver a high-quality aerial map upon completion of the flight, allowing the user to accurately identify the specific areas that are malnourished. This software is compatible with precision applicator tractors, which assist users in applying a precise amount of nutrients in only the areas it is needed. In addition, Our UAVs are specially designed to provide users with a portable and easy to operate device, which can be controlled with a hand-held unit or tablet. Through our FarmLens platform, users are able to plan and track an efficient flight path for their UAV. The UAVs are equipped with a camera and NIR filter whose images provide a holistic aerial view of the fields, along with meaningful data that is uploaded and delivered to the user within a very short time frame. As a result, this platform allows users to quickly detect any issues in their crops, which enables them to address such issues in a timely manner before any damage, or further damage, may affect their crops.

●	Increased transparency for food and consumer goods manufacturers - We believe our UAVs and the data platform we continue to advance present us a unique opportunity to be one of the first companies to offer major manufacturers a way to connect to the sustainable efforts being made by the farmers from whom they purchase crops for their food and consumer goods products. This would allow manufacturers to confidently claim their products are made with less chemicals on their packaging and in their marketing.

Government Regulation

UAV Regulation

AgEagle’s UAV products are subject to regulations of the FAA. On June 21, 2016, the FAA announced it had finalized the first operational rules for routine commercial use of small Unmanned Aerial Systems (UAS), which for purposes of the regulations are unmanned aircraft weighing less than 55 pounds that are conducting non-hobbyist operations. UAS operators-for-hire will have to pass a written test and be vetted by the TSA, but no longer need to be airplane pilots as current law requires. The rules went into effect on August 20, 2016. Among other things, the new regulations require:

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

Drone Package Delivery Regulation

The FAA is encouraging innovation through the Unmanned Aircraft Systems (UAS) Integration Pilot Program (IPP) by working with industry, state, local and tribal governments to realize the benefits of drones, while informing future rules and regulations. Participants in these programs are among the first to prove their concepts, including package delivery by drone, through part 135 air carrier certification. Part 135 certification is the only path for small drones to carry the property of another for compensation beyond visual line of sight.

As participants in these programs move to prove their concepts, they must use FAA’s existing Part 135 certification process, some of which FAA has adapted for drone operations by granting exemptions for rules that don’t apply to drones, such as the requirement to carry the flight manuals on board the aircraft. All Part 135 applicants must go through the full five phases of the certification process.

The FAA issues air carrier certificates to U.S. applicants based on the type of services they plan to provide and where they want to conduct their operations. Operators must obtain airspace authorizations and air carrier or operating certificates before they can begin operations.

Certificates are available for four types of Part 135 operations:

●	Part 135 Single Pilot. A single-pilot operator is a certificate holder that is limited to using only one pilot for all part 135 operations.
●	A Single Pilot in Command certificate is a limited part 135 certificate. It includes one pilot in command certificate holder and three second pilots in command. There are also limitations on the size of the aircraft and the scope of the operations.
●	A Basic operator certificate is limited in the size and scope of their operations. Maximum of five pilots, including second in command. Maximum of five aircraft can be used in their operation.
●	A Standard operator holds a certificate with no limits on the size or scope of operations. However, the operator must be granted authorization for each type of operation they want to conduct.

UPS Flight Forward, Inc., a participant in the Integration Pilot Program (IPP), became the first company to receive a Standard Part 135 air carrier certificate to operate a drone aircraft. On September 27, 2019, UPS Flight Forward conducted its first package delivery by drone with its part 135 certification when it flew medical supplies at WakeMed’s hospital campus in Raleigh, North Carolina. The FAA issued a Part 135 Single pilot air carrier certificate for drone operations to Wing Aviation, LLC in April 2019. Wing Aviation is also part of the IPP.

The FAA is currently working on six additional Part 135 air carrier certificate applications that have been submitted by IPP operators and one 135 applications that were submitted by an FAA Partnership for Safety Plan (PSP) participant.

In early February 2020, the FAA issued proposed safety standards for specific drones for package deliveries. This represents a big step toward allowing routine package delivery by drones. This proposal marks the first time the FAA has presented a formal policy that addresses certain safety and airworthiness requirements for drones making package deliveries. The proposal is meant to certify specific drones for parcel delivery as a special class of aircraft in ways similar to how other manned aircraft, such as airliners, helicopters and small private planes are treated. The FAA’s goal is to allow for full integration in the national airspace, but its focus appears to be on drones used for package delivery. The FAA had requested public comments be submitted by March 4, 2020. Tens of thousands of comments were received by the FAA prior to the deadline opining on the proposed rules. The FAA will review the comments submitted and may or may not make changes to the proposed rules before publishing a final rule.

Domestic Hemp Cultivation Regulation

The 2018 Farm Bill directed the United States Department of Agriculture (“USDA”) to establish a national regulatory framework for hemp production in the United States. The USDA established the U.S. Domestic Hemp Production Program through an interim final rule outlining provisions for the USDA to approve plans submitted by States and Indian Tribes for the domestic production of hemp. It also established a Federal plan for producers in States or territories of Indian tribes that do not have their own USDA-approved plan. The program includes provisions for maintaining information on the land where hemp is produced, testing the levels of delta-9 tetrahydrocannabinol, disposing of plants not meeting necessary requirements, licensing requirements and ensuring compliance with the requirements of the Rule. For more information relating to the Establishment of a Domestic Hemp Production Program, please visit https://www.federalregister.gov/documents/2019/10/31/2019-23749/establishment-of-a-domestic-hemp-production-program.

AgEagle has developed HempOverview to provide users with a gold industry standard for fully complying with federal, state and tribal regulations associated with hemp cultivation.

Manufacturing

As of today, we manufacture and assemble all of our products at our manufacturing facility in Neodesha, Kansas.

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

Our flight planning and photo stitching software is provided by Pix4D and flight planning is QGroundControl, an open source application. We have worked closely with software partners to optimize their software to work with our platform. We consider our relationships with Pix4D to be good; however, a loss of this relationship would have a short-term adverse effect on our product offerings and results of operations, as we look to an alternative provider for our photo stitching software.

Revenue Mix

The table below reflects our revenue for the periods indicated by product mix:

	For the Year Ended December 31,
Type	2019	2018
Drone Assembly and Product Sales	$267,622	$93,217
Subscription Sales	29,055	14,596
Total	$296,677	$107,813

Research and Development

Research and development activities are part of our business and we follow a disciplined approach to investing our resources to create new technologies and solutions. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support current desired technological capabilities in the markets we serve. Our research includes the expansion of our wing products, providing for developing a portfolio of UAVs, ongoing software development, as well as other technological solutions to problems to which our existing and prospective customers must confront.

Risks Relating to Our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” found in Item 1A within this Annual Report on Form 10-K. Some of these risks include, but are not limited to, risks associated with:

●	our need for additional funding;

●	our ability to protect our intellectual property rights;

●	rapid technological changes in the industry;

●	governmental policies and regulations regarding the industries in which we operate;

●	our ability to maintain strong relationships with our customers, suppliers and distributors; and

●	worldwide and domestic economic trends and financial market conditions, including an economic decline in the agricultural industry.

Recent Developments

On April 7, 2020, we entered into a Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share (the “Conversion Shares”). The purchase price for the Preferred Stock was $1,050,000 (the “Purchase Price”). The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Conversion Shares and common stock underlying warrants currently owned by the Purchaser (the “Warrant Shares”).

Pursuant to the terms of the Registration Rights Agreement, we shall file an initial registration statement registering the Conversion Shares and the Warrant Shares (the “Registrable Securities”), no later than the 15th calendar day following the date the this Annual Report on Form 10-K is filed (the “Filing Date”) and, with respect to any additional registration statements the earliest practical date on which we are permitted by SEC Guidance to file such additional registration statement related to the Registrable Securities. We shall have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”), no later than the 90th calendar day following the Filing Date, or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date.

On April 7, 2020, as a condition to the consummation of the Agreement, we entered into a Leak-Out Agreement, with Mr. Bret Chilcott, our President and director, and the Purchaser, with respect to the shares Mr. Chilcott beneficially owns. The restriction on the disposition of the shares is for a period of seven months from the date of the closing of the Agreement. Thereafter, for a period of an additional six months, Mr. Chilcott may sell no more than $25,000 per calendar month of shares of common stock.

Organizational History

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc.

Prior to the Merger, EnerJex was formerly known as Millennium Plastics Corporation (“Millennium) and was incorporated in the State of Nevada on March 31, 1999. In August 2006, Millennium acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After such merger, Midwest Energy became a wholly-owned subsidiary, and as a result of such merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock. Midwest then changed its name to EnerJex Resources, Inc., (“EnerJex”) in connection with this merger, and in November 2007, it changed the name of Midwest Energy (one of our wholly-owned subsidiaries) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of its operations conducted prior to this merger were through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven.

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

Employees

As of December 31, 2019, we employed 6 full-time and 4 part-time employees.

Intellectual Property

We currently have a registered trademark on the AgEagle and FarmLens name and logo. In 2020, we also plan to apply for registered trademark protection on the ParkView and HempOverview names and logos. We also plan to file provisional patents on certain aspects of our current and future technology. We consider our UAV manufacturing process to be a trade secret and have non-disclosure agreements with current employees to protect those and other trade secrets held by the Company.

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

Risks Related to Our Business and the Industries We Serve

We have a history of operating losses and expect to incur significant additional operating expenses.

Through our wholly-owned subsidiary, AgEagle Aerial, Inc. (“AgEagle Sub”), we have been operating for approximately eight years. However, AgEagle Sub has only been in the UAV business for half of that time and just begun to operate in the hemp industry. We are currently in the business development stage and have limited commercial sales of our products and, accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect its business, including our ability to raise additional funds.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on product and software development. We will require additional funds to support our continued research and development activities, as well as the costs of commercializing, marketing and selling any new products and/or services resulting from those activities.

Until such time, if ever, that we can generate sufficient revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaborations and/or strategic arrangements. We currently have no other commitments or agreements relating to any of these types of transactions and cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital, we may have to delay, curtail or eliminate commercializing, marketing and selling one or more of our solutions.

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

Although we have successfully completed the technical development of our two original UAV systems, as well as the RX-60 and RX-48 systems, and have developed or acquired several software platforms which we offer for sale or subscription, we may still fail to achieve commercial success for a number of reasons, including, among others, the following:

●	failure to obtain the required regulatory approvals for their use;

●	rapid obsolescence of a product due to new, more advanced technologies;

●	prohibitive production costs;

●	competing products;

●	lack of product innovation;

●	unsuccessful distribution and marketing through our sales channels;

●	insufficient cooperation from our supply and distribution partners; and

●	product development that does not align with or meet customer needs.

Our success in the market for the products and services we develop will depend largely on our ability to properly demonstrate their capabilities. Upon demonstration, our solutions may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor; or may not feel there is a significant need for the products we develop. As a result, significant revenue from our current and new product investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and successful in the development of our products and to our future growth potential. Patent protection can be limited and not all intellectual property can be patented. We expect to rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality and non-disclosure agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. As we currently do not have any granted patent or copyright protections, we must rely on trade secrets and nondisclosure agreements, which provide limited protections. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors.

Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and products, which could result in decreased revenues. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that our technologies infringe on the proprietary rights of any third party; however claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to its ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We have developed and sold products and services in circumstances where insurance or indemnification may not be available, for example, in connection with the collection and analysis of various types of information. In addition, our products and services raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may create legal issues. Indemnification to cover potential claims or liabilities resulting from the failure of any technologies that we develop or deploy may be available in certain circumstances but not in others. Currently, the unmanned aerial systems industry lacks a formative insurance market. We may not be able to maintain insurance to protect against all operational risks and uncertainties that our customers confront. Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

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

One of our contracts related to manufacturing and assembly of drones for the purpose of package delivery contains performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing and assembly expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our growth and future prospects. Early termination of client contracts or contract penalties could adversely affect our results of operations.

We design, develop, manufacture and assemble technologically advanced and innovative UAVs, which are expected to be applied by our first customer for drone-enabled package delivery in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting contract requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth in our contracted scope of services, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue. Other factors that may affect revenue and future profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management’s focus in responding to unforeseen problems, and loss of follow-on work.

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely upon other companies to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we expect to require an increasing level of support from subcontractors that provide complementary or supplementary services to our offers. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ requirements may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

For certain of the components included in our products, there are a limited number of suppliers we can rely upon. If we are unable to obtain these components when needed, we could experience delays in the manufacturing of our products and our financial results could be adversely affected.

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

If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.

For our business to be successful, we need to attract and retain highly qualified executive, technical and sales personnel. The failure to recruit additional key personnel when needed, with specific qualifications, on acceptable terms and with an ability to maintain positive relationships with our partners, might impede our ability to continue to develop, commercialize and sell our products and services. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If our proposed marketing efforts are unsuccessful, we may not earn enough revenue to become profitable.

Our future growth depends on our gaining market acceptance and regular production orders for our products and services. Our marketing plan includes attendance at trade shows, making private demonstrations, advertising, public relations, promotional materials and advertising campaigns in print and/or broadcast media. In the event we are not successful in obtaining a significant volume of orders for our products and services, we will face significant obstacles in expanding our business. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

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

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

●	the timing of sales or subscription of our products;

●	unexpected delays in introducing new products and services;

●	increased expenses, whether related to sales and marketing or administration; and

●	costs related to possible acquisitions of businesses.

Rapid technological changes may adversely affect the market acceptance of our products and could adversely affect our business, financial condition and results of operations.

The markets in which we compete are subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and services and new products and services. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results and financial condition may be adversely affected.

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

Federal, state and tribal government regulation of domestic hemp cultivation is new and subject to constant change and evolution, and unfavorable developments could have an adverse effect on our operating results.

Any changes in laws or regulations relating to domestic hemp cultivation could adversely affect our business, results of operations and our business prospects for our HempOverview SaaS platform.

Our future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, regulations of the FAA, regulations of the USDA and state or tribal departments of agriculture, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption or other matters.

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

We intend to consider additional potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We may also consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Should our relationships fail to materialize into significant agreements, or should we fail to work efficiently with these companies, we may lose sales and marketing opportunities and our business, results of operations and financial condition could be adversely affected.

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

Financial statements prepared in accordance with generally accepted accounting principles in the United States require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Our results could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our manufacturing facilities, could disrupt our operations or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability to operate. In addition, these types of events could negatively impact consumer spending in the impacted regions. Disasters occurring at our manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, we currently utilize third parties to, among other things, manufacture components and parts for the proprietary and contracted drones we produce, and to perform quality testing. We also manufacture and assemble products and perform various services at our manufacturing facility. If either we or any third-parties in the supply chain for materials used in our manufacturing and assembly processes are adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be disrupted, limiting our ability to manufacture and assemble products.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects could have a material impact on our operations. We will continue to monitor the situation closely.

Worldwide and domestic economic trends and financial market conditions, including an economic decline in the agricultural industry, may adversely affect our operating performance.

We intend to distribute our products and services in a number of countries and derive revenues from both inside and outside the United States. We expect our business will be subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, elevated unemployment levels, sluggish or uneven recovery, in specific countries or regions, or in the agricultural industry; social, political or labor conditions in specific countries or regions; natural and other disasters affecting our operations or our customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which we operate. Unfavorable global or regional economic conditions, including an economic decline in the agricultural industry, could adversely impact our business, liquidity, financial condition and results of operations.

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

Our Chairman of the Board and President, Bret Chilcott, currently owns approximately 38% of our issued and outstanding capital stock. By virtue of his holdings, he may have significant influence over the election of the members of our board of directors, our management and our affairs, and may make it difficult for us to consummate corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our common stock;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers;

●	the loss or unanticipated underperformance of our global distribution channel;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	conditions in the UAV, domestic hemp cultivation and drone-enabled package delivery industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions.

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

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may in the future issue, instruments which are convertible into shares of common stock, which will result in additional dilution to our shareholders.

We currently have an outstanding instrument which is convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding common stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

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

The Company leases office space located at 117 South 4th Street, Neodesha, Kansas 66757. This serves as our corporate headquarters and manufacturing facility. The facility is a lease of 4,000 square feet at a cost of $500 per month. This lease terminated on September 30, 2019 but has a year-to-year option to renew upon approval by the city commission of Neodesha. We have exercised our option and have been approved to renew the lease through September 30, 2020 at a monthly cost of $600 per month.

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

The following table sets forth, for the period indicated, the quarterly high and low per share sales prices (per share of our common stock for each quarter during our last two fiscal years, as well as a large portion of our first quarter in 2020, of as reported by the New York Stock Exchange.

2020	High	Low
First Quarter (through March 31, 2020)	$0.72	$0.30

2019	High	Low
First Quarter	$0.58	$0.41
Second Quarter	$0.42	$0.23
Third Quarter	$0.33	$0.23
Fourth Quarter	$0.65	$0.31

2018	High	Low
First Quarter	$5.65	$3.55
Second Quarter	$2.04	$1.78
Third Quarter	$1.73	$1.62
Fourth Quarter	$0.59	$0.53

As of March 31, 2020, we had approximately 365 individual shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock is greater than the number of record holders, because a number of shares of our common stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table provides information as of December 31, 2019 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,273,415	$0.42	665,861
Equity compensation plans not approved by security holders	207,055	0.06	—
Total	2,480,470	$0.48	665,861

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

Company Overview

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, providing new utility to UAVs, the Company pioneers, and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company has focused on delivering tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle has spent eight years serving customers, covering more than two million acres in 50 countries monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In early 2019, AgEagle further expanded its marketing efforts to provide for the introduction of ParkView, its proprietary aerial imagery and data analytics platform, designed to support municipal, state and federal agencies charged with assessing and supporting sustainability initiatives involving public parks and recreation areas, also referred to as urban green spaces.

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

On September 3, 2019, we announced that we actively begun pursuing expansion opportunities within the emerging Drone Logistics and Transportation Market – a market forecasted by MarketsandMarkets to grow to $29.06 billion by the year 2027. Accordingly, companies, including Alphabet (Google), FedEx, Intel, Qualcomm, Amazon, Target, Walmart, Alibaba, UPS, 7-Eleven, Uber and others, are developing commercial drone delivery service initiatives as part of their long-term strategic growth plans. We believe these companies intend to leverage the latest in unmanned aerial vehicle technologies to deliver consumer products, foods, medicines and other types of lightweight freight direct to consumers and businesses in the fastest, most cost efficient and environmentally responsible manner possible – a practical alternative to costly auto transport.

We received our first purchase orders from a major ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas. Revenue generation from these purchase orders commenced in the third quarter ended September 30, 2019 and is expected to continue and increase in the fourth quarter of 2019.

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

 Our business is seasonal in nature and, as a result, our revenue and expenses and associated revenue trends fluctuate from quarter to quarter.

The following summarizes key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to capitalize on in the coming year.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture, including the Drone Logistics and Transportation market. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for the aerial imaging and data collection and analytics needs involved in land surveying and scanning, insurance, inspections and search and rescue operations, among other industrial applications. As of today, we manufacture all of our proprietary and contracted products at our secure manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S., which is of particular importance to those AgEagle customers who rely on confidentiality and protection of trade secrets in the development of their drone delivery initiatives.

●	Deliver new and innovative solutions in the precision agriculture space. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Work with municipal, state and federal public parks and recreations agencies to adopt ParkView as a preferred solution for assessing and supporting sustainability initiatives for ‘urban green’ spaces. With the signing of Denver Parks and Recreation in Denver, Colorado, AgEagle now has a client who is benefitting from the utilization of ParkView to better inform vegetative maintenance and natural resource preservation of its green infrastructure, comprising more than 6,000 acres of public green space within the city limits. We intend to market our ParkView platform to other prospective U.S. city, state and federal agencies.

●	Support and expand our University Drone Program. Subsequent to the end of 2018, the Company introduced our new University Drone Program providing for AgEagle’s aerial imaging collection and data processing systems to be purchased and utilized by colleges and universities to enhance the curriculum of their agriculture technology departments – including in precision ag, agronomy, plant science and mapping, among other related study areas. In January 2019, we announced that both Arkansas State University-Newport (ASU) and Modesto Junior College (MJC) in California have teamed with our Company to provide students with hands-on training and experience properly operating drones, creating digital aerial maps through the AgEagle FarmLens platform, and using data collected to achieve sustainable farming objectives. We believe that our University Drone Program not only represents a new revenue channel for us, but it will serve as a powerful brand-building opportunity for AgEagle among those who are studying to become commercial growers, agronomists and precision and sustainability ag experts and specialists.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy the Company’s customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture. The Company may investigate and pursue opportunities outside of agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. These industries have yet to be identified by the AgEagle team, but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technology and trade secrets - We believe our unique design and in-house manufacturing of key aerospace components differentiates our product in the marketplace. We are confident that our UAVs are industry-leading in durability due to the lightweight laminated shell of the wing, which is made using a proprietary manufacturing process innovated over five years of research and development. This process, which hardens the material used to build the shell, allows the UAV to perform in harsh weather conditions (with wind speeds up to 30 miles per hour) and bring itself to an unassisted landing, all at a total weight of about six pounds. This design is an important trade secret, and AgEagle has non-disclosure agreements with our employees in order to keep it unique to our Company. As of today, we manufacture all of our products at our manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S. In addition, all our UAVs are designed and assembled here in the U.S.

●	Solutions have global appeal - We believe that our technology addresses a need for better data and delivers actionable understanding of that data to stakeholders in the agriculture industry worldwide. Given our global distribution platform, we believe that AgEagle is well-positioned for its UAVs, aerial imagery-enabled data capture and advanced data analytics solutions to be effectively marketed and sold to customers worldwide.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce - To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	Increased margins for farmers - We believe our UAVs will directly enhance margins for commercial farmers by reducing the amount of nutrients and chemicals needed to manage their farms. The software equipped on our UAVs deliver a high-quality aerial map upon completion of the flight, allowing the user to accurately identify the specific areas that are malnourished. This software is compatible with precision applicator tractors, which assist users in applying a precise amount of nutrients in only the areas it is needed. In addition, Our UAVs are specially designed to provide users with a portable and easy to operate device, which can be controlled with a hand-held unit or tablet. Through our FarmLens platform, users are able to plan and track an efficient flight path for their UAV. The UAVs are equipped with a camera and NIR filter whose images provide a holistic aerial view of the fields, along with meaningful data that is uploaded and delivered to the user within a very short time frame. As a result, this platform allows users to quickly detect any issues in their crops, which enables them to address such issues in a timely manner before any damage, or further damage, may affect their crops.

●	Increased transparency for food and consumer goods manufacturers - We believe our UAVs and the data platform we continue to advance present us a unique opportunity to be one of the first companies to offer major manufacturers a way to connect to the sustainable efforts being made by the farmers from whom they purchase crops for their food and consumer goods products. This would allow manufacturers to confidently claim their products are made with less chemicals on their packaging and in their marketing.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, accounting for stock-based awards, and income taxes. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 2 to our consolidated financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Revenue Recognition

 The majority of our revenue is generated pursuant to written contractual arrangements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications. These contracts are a fixed price and we account for all revenue contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on our UAVS contracts. The new standard does not affect revenue recognition for purposes of our UAVS or software subscription sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point in time or monthly subscription fees which are recognized ratably over the subscription period, as defined in the new ASU. Accordingly, the Company recognizes revenue for small UAS product contracts with customers at the point in time when the transfer of control passes to the customer, which is generally upon delivery.

Inventories and Reserve for Obsolescence

Our policy for valuation of inventory, including the determination of obsolete inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-downs if actual market conditions are less favorable than those projected by our management.

Goodwill and Intangible Assets

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from four to five years.

Our goodwill balance was $3.1M at December 31, 2019 and $3.3M at December 31, 2018. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We use a quantitative approach when testing goodwill. To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (DCF) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance.

Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from four to five years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

In the fourth quarter of 2019, we performed our annual goodwill and finite-lived intangible assets impairment test for our Agribotix reporting unit. The results of that test indicated that for our Agribotix reporting unit an impairment exists for the recorded goodwill of $3.3M but not for related finite-intangibles assets of approximately $521K as of December 31, 2019. In our 2019 impairment test, the carrying value of the reporting unit, including goodwill, exceeded the fair value of the reporting unit. During the year ended December 31, 2019, we recognized a partial impairment charge on our goodwill of approximately $163,000.

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

Results of Operations

Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018

During the year ended December 31, 2019, we recorded revenues of $296,677 compared to revenues of $107,813 for the same period in 2018, a 175% increase. The increase was largely due to new revenues derived from purchase orders to manufacture and assemble drones and related delivery products designed to meet specific criteria for package delivery in urban and suburban area. Revenue growth was also positively impacted by continued focus on expansion of our platform, providing for aerial imaging and analytics solutions which serve new and emerging markets including management by municipal parks and recreation agencies of urban green spaces, as well as registration, oversight and compliance of hemp fields by state departments of agriculture.

During the year ended December 31, 2019, cost of sales totaled $202,049, a $140,369, or 228%, increase when compared to $61,680 in the year ended December 31, 2018. We had a gross profit of $94,628, or 32% gross profit margin, during the year ended December 31, 2019 compared to $46,133, or 43% gross profit margin, for the comparable 12-month period in 2018. The primary factors contributing to the increase in our cost of sales and decline in gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve.

We recorded total operating expenses of $2,616,821 during 2019, a 24% increase as compared to operating expenses of $2,106,732 in the same period of 2018. Our operating expenses are comprised of general and administrative expenses, professional fees, selling expenses, and research and development expenses. General and administrative expenses totaled $1,850,225 in 2019 compared to $1,333,371 in 2018, an increase of 39%. The increase was due primarily to an increase in salary expense for new and existing employees along with stock compensation costs for employees and directors due to the issuance of options. Also, as a part of the increase was additional amortization expense related to the intangibles acquired to support the business acquired from Agribotix. Lastly, we recorded a loss on impairment of $162,984 related to the goodwill acquired in the Agribotix acquisition which has been included in general and administrative expenses. Lastly, the increase in general and administrative expenses were offset by a significant decrease in investor relations costs. Professional fees totaling $662,633 in 2019 were expenses incurred for legal, accounting and investor relations, and compared to $696,222 in 2018. This represented a decline in professional fees of 5%, or $33,589 from 2018 when there was higher legal, audit, accounting and tax services associated with the reverse merger completed and the Agribotix acquisition. 2019 expenses in comparison were offset by an increase in costs related to consulting services for our HempOverview platform. Selling expenses of $65,015 in 2019 compared to $77,139 in 2018, represented a decrease of 16% due to less costs associated with our website investment that was launched in 2018 to market our new business model.

Research and development costs in 2019 were $38,948, compared to $0 in 2018. The increase was largely due to the development of our sustainability platform in terms of an investment in soil sampling equipment required for our sustainable agriculture platform for purposes of monitoring agriculture fields.

Other income for the year ended December 31, 2019 was $0 compared to $13,333 for the year ended 2018. The decline was due to the reversal of dealer termination costs accrued from prior periods as a result of all liabilities having that been fully satisfied during the 2018.

Interest expense for the year ended December 31, 2019 was $501 as compared to $32,417 in the prior year. The decrease was due to the conversion of all debt as a result of the Enerjex merger in 2018, except for a promissory note assumed which was repaid in full in March 2019.

Our net loss was $2,522,694 in 2019. This represents a $443,011 increase over our net loss of $2,079,683 in 2018. Overall, the increase in net loss is due to greater operating costs as a result of the shifts in our sales and long-term growth strategies, along with a twelve months of intangible asset amortization and approximately $163,000 charge of a goodwill impairment. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in domestic industrial hemp and sustainable agriculture and growing our drone-enabled package delivery business.

Cash Flows

December 31, 2019 compared to December 31, 2018

Cash on hand was $717,997 at December 31, 2019, a decrease of $1,883,733 compared to the $2,601,730 on hand at December 31, 2018. Cash used in operations for 2019 was $1,818,290 compared to $1,778,138 of cash used by operations for 2018. The decrease in cash was driven largely by payments of accounts payable for increased payroll expenses, consulting expenses, higher R&D expenses and costs associated with being a publicly-traded company.

Cash used by investing activities during 2019 was $24,445, which compared to $1,560,219 in 2018. The use of cash in 2019 was primarily for the purchase of equipment used for purposes of soil sampling equipment required for our sustainable agriculture platform; and the cash used during the previous year was for the acquisition of Agribotix offset by cash received from EnerJex as a result of the reverse merger.

Cash used in financing activities during the twelve-months ended December 31, 2019 totaled $40,998, which compared to cash provided by financing activities of $5,904,798 for the same twelve-month period ended December 31, 2018. During the 2019 year, we paid off debt related to a promissory note acquired as part of the Enerjex merger, whereas in 2018, we were provided cash of $6,200,000 net of $50,000 in fees invested in the Company in exchange for common and preferred shares.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of $607,285 and a loss from operations of $2,522,193 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations, will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

On November 21, 2017, Alpha Capital Anstalt (“Alpha”) signed a binding commitment letter with our predecessor company EnerJex to provide prior to or at the closing of the merger a minimum of $4 million in new equity capital (the “Private Placement”). The Private Placement was consummated on March 26, 2018. In connection with the Private Placement, Alpha purchased an additional 4,000 shares of Series C Preferred Stock at a purchase price of $1,000 per share for total aggregate consideration of $4 million. The Series C Preferred Stock is convertible into 2,612,245 shares of our common stock. In addition, as consideration for their funding commitment, Alpha received a fee equal to 408,552 shares of our common stock.

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

On December 27, 2018, we entered into Securities Purchase Agreement (the “Agreement”) with Alpha. Pursuant to the terms of the Agreement, our Board of Directors designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by us (the “Series D Preferred Stock”). We issued 2,000 shares of Series D Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of our common stock for $2,000,000 in gross proceeds. The shares of common stock underlying the Warrant are referred to as the “Warrant Shares”. We also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to Alpha with respect to the Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, we must exercise our optional redemption of the Series D Preferred Stock and apply any and all net proceeds from such financing(s) to the redemption in full of the Series D Preferred Stock.

The Warrant is exercisable for a period of five years through December 26, 2023, at an exercise price equal to $0.54 per share, and is subject to customary adjustments for stock splits dividend, rights offerings, pro rata distributions and fundamental transactions. In addition, in the event that we undertake a subsequent equity financing or financings at an effective price per share that is less than $0.54, the exercise price of the Warrant shall be reduced to the lower price.

Pursuant to the terms of the Registration Rights Agreement, we were required to file an initial registration statement registering the Warrant Shares no later than the 20th calendar day following the required filing date of the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 (the “Filing Date”) and, with respect to any additional registration statements, the earliest practical date on which we are permitted by SEC Guidance to file such additional registration statement related to such registrable securities. We were required to have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”) no later than the 90th calendar day following the Filing Date or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date. Alpha waived the requirement for the filing of such registration statement in 2019. There are no penalties for failure to file or be declared effective by the dates set forth above.

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations, and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, we entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant with respect to the development of new business opportunities and the implementation of business strategies related to expansion into the emerging domestic hemp cultivation market. The extent of the services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the services under the terms of the agreement, Consultant received (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted common stock upon execution of the agreement, and was entitled to (iii) up to 2,500,000 shares of restricted common stock upon the achievement of predetermined milestones.

On October 31, 2019, the consulting agreement was terminated as a result of the Company no longer needing these services to be provided by an outside consultant. There are no early termination penalties incurred as a result of the termination of the consulting agreement. The Consultant may still be entitled to receive up to 2,500,000 shares of restricted common stock after termination of the Agreement, if the achievement of milestones that commenced during the term of the Agreement are completed after termination.

On November 12, 2019, we announced that the Florida Department of Agriculture and Consumer Services (FDACS) had chosen our HempOverview software-as-a-solution (SaaS) platform to manage the online application submission and registration process for hemp growers and their farms and hemp fields for the 2020, 2021 and 2022 planting seasons (the “Florida Contract”). Prior to the termination of the Agreement with the Consultant, as part of the Consultant’s services, Consultant introduced us to the FDACS, which introduction resulted in us signing the Florida Contract. Since the Consultant was instrumental in identifying and introducing us to FDACS prior to termination of the Agreement, the execution of the Florida Contract is a milestone achieved by the Consultant under the terms of the Agreement. Upon the receipt of our executed purchase from FDACS, the Company will issue 250,000 of the shares of common stock to the Consultant. The Consultant may be entitled to receive up to another 750,000 shares of common stock, which will be contingent upon further milestones to be achieved under the Florida Contract.

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

Our financial statements are contained in pages F-1 through F-33, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2019, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Other positions with the Company; other directorships held in last five years	Has served as a part of the Company since
Bret Chilcott	58	Chairman of the Board, President and Secretary	April 2014
Barrett Mooney	35	Chief Executive Officer	July 2018
Nicole Fernandez-McGovern	47	Chief Financial Officer	April 2016
Grant Begley(1)(2)(3)	66	Director	June 2016
Louisa Ingargiola(1)(2)(3)	52	Director	November 2018
Thomas Gardner(1)(2)(3)	44	Director	June 2016

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2019, the Board of Directors held five meetings and acted by unanimous written consent on various matters. We encourage each director to attend our annual meeting of shareholders in person or by telephone conference call. All of the board members attended the 2019 Annual Meeting of Shareholders via tele-conference.

Committees of the Board of Directors

Our Board of Directors has standing audit, compensation and nominating committees, comprised solely of independent directors. Each committee has a charter, which is available at the Company’s website, www.ageagle.com. Each committee member is independent under NYSE American committee independence requirements applicable to the committee on which such member serves.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, is responsible for assisting the Board of Directors in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of the Company’s independent auditors, and the Company’s internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of the Company’s independent auditors, and the Company’s independent auditors report directly to the Audit Committee. During 2019, the Audit Committee had a total of four meetings.

The members of the Audit Committee are Louisa Ingargiola, Chair, Grant Begley, and Thomas Gardner. Each member of the Audit Committee qualifies as an independent director under the corporate governance standards of the NYSE American and the independence requirements of Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Louisa Ingargiola qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NYSE American.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company, approves the compensation of the chief executive officer and approves or recommends to the Board of Directors for approval the compensation of other executives. The Compensation Committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

The members of the Compensation Committee are Grant Begley, Chairman, Louisa Ingargiola, and Thomas Gardner. Each member of the compensation committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the United States Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by the NYSE American. The compensation committee has adopted a written charter that satisfies the applicable standards of the SEC and the NYSE American, which is available on our website. During 2019, the Compensation Committee had a total of two meetings

Nominating and Corporate Governance Committee

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

The members of the Nominating and Corporate Governance Committee are Thomas Gardner, Chairman, Louisa Ingargiola, and Grant Begley. Each member of the nominating and corporate governance committee will be an independent director as defined by the NYSE American. The nominating and corporate governance committee has adopted a written charter that satisfies the applicable standards of the NYSE American, which is available on our website.

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

Changes in Nominating Process

In 2019, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following Reporting Persons have not timely complied with the Section 16(a) filing requirements:

Name	Late Reports	Transactions Covered	Number of Shares
Barrett Mooney	Form 4	Acquisition of Stock Options	395,000

Thomas Gardner	Form 4	Acquisition of Stock Options	132,500

Grant Begley	Form 4	Acquisition of Stock Options	132,500

Louisa Ingargiola	Form 4	Acquisition of Stock Options	182,500

Nicole Fernandez-McGovern	Form 4	Acquisition of Stock Options	212,500

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

Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Equity Awards(4)	All Other Compensation	Total
Bret Chilcott (1)	2019	$140,000		$—	$—	$—	$140,000
	2018	$120,539		$—	$—	$—	$120,539
Barrett Mooney (2)	2019	$220,000		$12,000	$99,547	$—	$331,547
	2018	$95,615		$—	$54,995	$—	$150,610
Nicole Fernandez-McGovern	2019	$180,000		$7,000	$84,640	$—	$271,640
	2018	$207,500	(3)	$—	$27,759	$—	$235,259

(1)	Bret Chilcott served as Chief Executive Officer and President of the Company until July 18, 2018, after which he stepped down as Chief Executive Officer and now serves as President.

(2)	Barrett Mooney was appointed as Chief Executive Officer of the Company effective July 18, 2018.

(3)	Amounts for 2018 include deferred compensation payments in the amount of $71,000 from 2017.

(4)	The aggregate grant date fair value of the options awarded to each executive officer is computed in accordance with FASB ASC Topic 718 and excludes the effect of forfeiture assumptions. Also, these awards generally vest over a one period from the date of grant. The assumptions used to calculate the fair value of stock option awards are Black-Scholes option valuation model.

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

Barrett Mooney

Pursuant to an employment offer letter dated July 9, 2018, Mr. Mooney will receive as compensation for his services as Chief Executive Officer a base salary of $220,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Board, in its sole discretion. Mr. Mooney received an initial grant of 75,000 shares of restricted common stock of the Company which is fully vested. Mr. Mooney shall also be eligible to receive an award of 75,000 shares of restricted common stock of the Company which shall fully vest as of January 1, 2019 if, and only if, the stock price of the Company reaches $3.55 per share and the closing price per share is at or above such price at the end of the day on January 1, 2019. In addition, Mr. Mooney is eligible to receive an award of 20,000 nonqualified stock options under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) upon securing one sustainability pilot program on or before October 31, 2018, and an additional award of 30,000 nonqualified stock options under the Equity Plan upon securing a second sustainability pilot program on or before January 31, 2019. Both awards shall provide for immediate vesting and exercisability at an exercise price equal to the fair market value of the Company’s shares of common stock underlying the options as of the date of grant. Mr. Mooney will also be eligible receive an award of up to 55,000 Non-qualified Stock Options under the Equity Plan based upon the results of his annual performance review in the first quarter of 2019.

Effective December 18, 2018, an amendment was signed for the original employment offer letter dated July 9, 2018, thereby providing an amendment to provide that in lieu of the issuance of 75,000 shares of restricted common stock of the Company (the “Shares”), the Company shall award to Mr. Mooney 125,000 Non-qualified Stock Options (the “Stock Options”) under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”). The Stock Options shall be subject to the terms of the Equity Plan and standard option award agreement which shall have a term of 10 years and provide for vesting over a one-year period and exercisability at an exercise price equal to the fair market value of the Company’s common stock as of the date of the grant. The award of 75,000 shares were returned to the Company and immediately cancelled.

On September 30, 2019, the Board of Directors and the Compensation Committee approved a new compensatory arrangement for Mr. Mooney. Commencing on September 30, 2019, Mr. Mooney shall receive quarterly awards of stock options to purchase 15,000 shares of the Company’s common stock under the Company’s current shareholder approved equity incentive plan. The exercise price at the time of the awards shall be based on the fair market value of the Company’s common stock on the NYSE American on the date of grant. The options will be issued quarterly for a period of two years, will vest in equal amounts over a two-year term from the date of grant, and will be exercisable for a period of five years from date of grant. Mr. Mooney is also entitled to receive bonuses up to $48,000 in cash, 250,000 shares of restricted stock and 225,000 stock options upon the achievement of certain Company operational milestones. The foregoing compensation arrangements are in addition to the current compensation received by Mr. Mooney under his employment agreement.

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

 On September 30, 2019, the Board of Directors and the Compensation Committee approved a new compensatory arrangement for Ms. Fernandez-McGovern. On September 30, 2019, Ms. Fernandez-McGovern was awarded a stock option to purchase 25,000 shares of the Company’s common stock under the Company’s current shareholder approved equity incentive plan. The option will vest in equal amounts over a two-year term from the date of grant and will be exercisable for a period of five years from date of grant. The exercise price of the stock option is $0.31 per share, which was the fair market value of the Company’s common stock on the NYSE American on September 30, 2019. Ms. Fernandez-McGovern is also entitled to receive bonuses up to $39,000 in cash, 170,000 shares of restricted stock and 175,000 stock options upon the achievement of certain Company operational milestones. The foregoing compensation arrangements are in addition to the current compensation received by Ms. Fernandez-McGovern under her employment agreement.

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

Changes in Management

On March 6, 2020, Mr. Mooney tendered his resignation as Chief Executive Officer of the Company. The Board and Mr. Mooney reached a mutual agreement that he will continue in his role as Chief Executive Officer until May 5, 2020 (the “Transition Period”) during which time the Company has commenced its executive search for his replacement.

On March 6, 2020, Mr. Bret Chilcott tendered his resignation as President of the Company and as Chairman of the Board. The Board and Mr. Chilcott reached a mutual agreement that he will continue in his roles as President and Chairman during the Transition Period. Thereafter, Mr. Chilcott will no longer continue as an officer or director of the Company, but will be an employee of the Company and will advise the Company for a period of 12 months after the Transition Period to help ensure a seamless leadership transition. At the end of such 12-month period, it is Mr. Chilcott’s intention to retire.

It was also agreed that after the Transition Period, Mr. Mooney would continue with the Company in the role as Chairman of the Board to replace Mr. Chilcott for a period of 12 months.

The Compensation Committee of the Board and each of Messrs. Mooney and Chilcott are currently in discussions concerning compensation during the Transition Period and in their new roles thereafter. The Company will file an amendment to its Current Report on Form 8-K at such time as compensation terms have been finalized.

Outstanding Equity Awards at 2019 and 2018 Year-Ends

The following table lists the outstanding equity incentive awards held by Named Executive Officers as of the fiscal year ended December 31, 2019 and 2018:

Option Awards
Name and Principal Position	Fiscal Year Granted	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Barrett Mooney	2019	—	15,000	—	$0.45	12/29/2024
Chief Executive Officer	2019	14,375	100,625	—	$0.31	9/28/2024
	2019	62,500	187,500	—	$0.41	3/28/2029
	2018	125,000	—	—	$0.62	12/17/2028
Nicole Fernandez-McGovern	2019	—	12,500	—	$0.45	12/29/2024
Chief Financial Officer	2019	10,938	76,562	—	$0.31	9/28/2024
	2019	3,125	9,375	—	$0.29	6/28/2024
	2019	37,500	112,500	—	$0.41	3/28/2029
	2019	4,688	7,812	—	$0.41	3/29/2024
	2019	25,000	25,000	—	$0.54	12/31/2023
	2018	6,250	6,250	—	$0.56	12/30/2023
	2018	7,813	4,687	—	$1.64	9/29/2023
	2018	9,375	3,125	—	$1.82	6/29/2023
	2017	265,033	—	—	$0.06	10/02/2027
Bret Chilcott	2019	—	—	—	$—	—
President	2018	—	—	—	$—	—

Potential Payments upon Termination or Change in Control

 On March 6, 2020, Mr. Mooney tendered his resignation as Chief Executive Officer of the Company. The Board and Mr. Mooney reached a mutual agreement that he will continue in his role as Chief Executive Officer until May 5, 2020 during which time the Company has commenced an executive search for his replacement.

On March 6, 2020, Mr. Bret Chilcott tendered his resignation as President of the Company and as Chairman of the Board. The Board and Mr. Chilcott reached a mutual agreement that he will continue in his roles as President and Chairman during the Transition Period. Thereafter, Mr. Chilcott will no longer continue as an officer or director of the Company, but will be an employee of the Company and will advise the Company for a period of 12 months after the Transition Period to help ensure a seamless leadership transition. At the end of such 12-month period, it is Mr. Chilcott’s intention to retire.

The Compensation Committee of the Board and each of Messrs. Mooney and Chilcott are currently in discussions concerning compensation during the Transition Period and in their new roles thereafter. The Company will file an amendment to this Current Report on Form 8-K at such time as compensation terms have been finalized.

DIRECTOR COMPENSATION

Pursuant to their respective offer letters, Messrs Grant Begley and Thomas Gardner are entitled to receive for their service on the Board: (1) an initial grant of five-year options to purchase 77,356 shares of common stock as accrued for time served as a Board member at an exercise price of $0.06 per share that vested half upon issuance and the remainder is vesting equally over two years; and (2) additional five-year options to purchase 16,500 shares of common stock issuable per calendar quarter of service at an exercise price per share equal to the market price of our common stock at the time of issuance that will vest equally over two years.

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

Option Exercises for Fiscal 2019 and 2018

Mr. Scott Burell exercised 60,724 options on December 4, 2018 at an exercise price of $0.06 of which 55,801 shares were delivered due to the Company’s withholding obligation relating to the exercise of these options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2020 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares (2)	Percent of Class
Bret Chilcott
Chairman of the Board and President	5,800,321	36.77%
Barrett Mooney
Chief Executive Officer(3)	238,958	1.51%
Nicole Fernandez-McGovern
Chief Financial Officer(3)	408,783	2.59%
Grant Begley
Director(3)	164,106	1.04%
Thomas Gardner
Director(3)	246,928	1.57%
Louisa Ingargiola
Director(3)	90,686	0.57%
All Directors and Executive Officers as a Group (six persons)	6,949,782	44.05%
GreenBlock Capital, LLC
420 Royal Palm Way
Palm Beach, Florida 33480(4)	1,346,569	8.54%
Alpha Capital Anstalt
Pradafant 7, Furstentums 9490
Vaduz, Liechtenstein(5)	1,575,862	9.99%

(1)	Unless otherwise indicated, such individual’s address is c/o AgEagle Aerial Systems, Inc., 117 South 4th Street, Neodesha, Kansas 66757.

(2)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 31, 2020 and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 31, 2020.

(3)	All shares reflected are those shares of common stock which underlie options issued and fully vested, as of March 31, 2020.

(4)	Excludes options to purchase 207,055 shares of common stock which are subject to ownership limitation provisions. Mr. Chris Spencer, a Partner of GreenBlock Capital, LLC, has sole investment and voting power with respect to the shares. The address for GreenBlock Capital, LLC is 420 Royal Palm Way, Palm Beach, Florida 33480.

(5)	As of March 31, 2020, Alpha owned 222,774 shares of common stock and owned 3,312 shares of Series C Preferred Stock, which as of March 31, 2020 are currently convertible into 6,133,067 shares of common stock, and 3,703,703 warrants to purchase shares of common stock at an exercise price of $0.54. The table includes only 1,575,862 shares of common stock that Alpha is deemed to beneficially own because under the terms of the Series C Certificate of Designation, the holder thereof may not own in excess of 9.99% of the Company’s voting (i.e., common) stock at any given time.

Equity Compensation Plans

Company 2017 Omnibus Equity Incentive Plan

The Amended and Restated 2017 Omnibus Equity Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value. The Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted shares , restricted shares, restricted stock units, performance stock, performance units, SARs, tandem stock appreciation rights, distribution equivalent rights, or any combination of the foregoing, to key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely Company employees or employees of the Company’s subsidiaries are eligible for incentive stock option awards). The Company has reserved a total of 3,000,000 shares of common stock for issuance as or under awards to be made under the Plan.

Types of Stock Awards

The Plan provides for the grant of incentive stock options and non-qualified stock options. Stock options may be granted to employees, including officers, non-employee directors and consultants of the Company or its affiliates, except that incentive stock options may be granted only to employees.

Share Reserve

The aggregate number of shares of common stock that have been reserved for issuance under the Plan is 3,000,000. As of December 31, 2019, there are 2,273,415 shares underlying options granted under the Plan and 665,861 shares of common stock available for future issuance under the Plan. If a stock option award expires, terminates, is canceled or is forfeited for any reason, the number of shares subject to the stock option award will again be available for issuance. In addition, if stock awards are settled in cash, the share reserve will be reduced by the number of shares of common stock with a value equal to the amount of the cash distributions as of the time that such amount was determined and if stock options are exercised using net exercise, the share reserve will be reduced by the gross number of shares of common stock subject to the exercised portion of the option. We also have 207,055 shares underlying options that have been granted outside of the Plan.

Administration

Our Board of Directors, or a duly authorized committee thereof, has the authority to administer the Plan. Subject to the terms of the Plan, our board of directors or the authorized committee, referred to herein as the committee, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock option awards, including the period of exercisability and vesting schedule applicable to a stock option award. Subject to the limitations set forth below, the committee will also determine the exercise price and the types of consideration to be paid for the award. The committee has the authority to modify outstanding awards under the Plan. The committee has the authority to adopt, alter and repeal administrative rules, guidelines and practices governing the Plan and to perform all other acts, including delegating administrative responsibilities, as it deems advisable to construe and interpret the terms and provisions of the Plan and any stock option award granted under the Plan. Decisions and interpretations or other actions by the committee are in the discretion of the committee and are final binding and conclusive on the Company and all participants in the Plan.

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

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the committee and may include (i) check, bank draft or money order or wire transfer, (ii) if the Company’s common stock is publicly traded, a broker-assisted cashless exercise, or (iii) such other methods as may be approved by the committee, including without limitation, the tender of shares of our common stock previously owned by the option holder or a net exercise of the option.

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

In the event of a merger, consolidation or other form of reorganization with or into another corporation (other than a merger, consolidation, or other form of reorganization in which we are the surviving corporation and our shareholders prior to such transaction continue to own at least 50% of the capital stock after such transaction), a sale or transfer of all or substantially all of the assets of the Company or a tender or exchange offer made by any corporation, person or entity (other than an offer made by us), all stock options held by any option holder shall be fully vested and exercisable by the option holder.

Furthermore, the committee, either before or after the merger, consolidation or other form of reorganization, may take such action as it determines in its sole discretion with respect to the number or kinds of shares subject to the Plan or any option under the Plan.

Amendment, Suspension or Termination

The committee may at any time amend, suspend or terminate any and all parts of the Plan, any stock option award granted under the Plan, or both in such respects as the committee shall deem necessary or desirable, except that no such action may be taken which would impair the rights of any option holder with respect to any stock option award previously granted under the Plan without the option holder’s consent.

Description of Securities

Our authorized capital stock consists of 275,000,000 shares, of which 250,000,000 shares are designated as common stock par value $.001 per share, and 25,000,000 shares are designated as preferred stock, par value $.001 per share of which (i) no shares have been designated as Series A Preferred Stock, (ii) 1,764 shares have been designated as Series B Preferred Stock, (ii) 10,000 shares have been designated as Series C Preferred Stock and (iii) 2,000 shares have been designated as Series D Preferred Stock. As of December 31, 2019, we had 15,424,394 shares of common stock issued and outstanding, 3,501 shares of Series C Preferred Stock and 2,000 shares of Series D Preferred Stock outstanding. No other shares of Preferred Stock are outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On (i) December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to GreenBlock Capital, a related party, (ii) January 24, 2017, AgEagle issued a second promissory note with an aggregate principal amount of $30,000 to GreenBlock, and (iii) June 14, 2017, a 3rd promissory note with an aggregate principal amount of $16,050 was issued to GreenBlock (the “Related Party Notes A”). The Related Party Notes A accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, GreenBlock entered into extension and modification agreements with AgEagle whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, and in exchange a conversion feature was added whereby the debt can be converted into AgEagle common stock at $2.00 per share, and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of common stock.

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

Director Independence

The Board of Directors has reviewed the independence of our directors based on the listing standards of the NYSE American. Based on this review, the Board of Directors determined that each of Messrs. Begley and Gardner and Ms. Ingargiola are independent within the meaning of the NYSE American. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NYSE American rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditor, D. Brooks and Associates CPAs, billed an aggregate of $45,000 for the year ended December 31, 2019 audit and the quarterly reviews for the year ended December 31, 2019. D. Brooks and Associates CPAs billed $32,078 for the December 31, 2018 audit, quarterly reviews for the year ended December 31, 2018 and audit related fees. In addition, $10,550 and $17,515 was billed for tax services in 2019 and 2018, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. All Other Fees consists of fees billed for professional services associated with the consent by auditors related to the audited financial statements of EnerJex and Agribotix and not paid to D.Brooks and Associates CPA’s.

	2019	2018
Audit Fees	$45,000	$32,078
Audit-Related Fees	1,000	1,000
Tax Fees	10,550	17,515
All Other Fees	—	21,000
Total	$56,550	$71,593

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)

3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)

3.6	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on March 29, 2018)

3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

3.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)

3.10	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)

3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)

3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)

3.13	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on May 22, 2013)

3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2018)

3.15	Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)

4.1	Form of 8% Convertible Debenture due November 6, 2016 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

4.2	Form of 8% Convertible Debenture due June 30, 2017 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

4.3	Common Stock Purchase Warrant, dated as of December 27, 2018 issued to Alpha Capital Anstalt (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 28, 2018)

10.2	Incubator Lease Agreement, dated August 28, 2015, between the City of Neodosha, Kansas and the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.3	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.7	Offer Letter, dated July 9, 2017, between the Registrant and Barrett Mooney (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 19, 2018)

10.10	Form of Promissory Note between EnerJex Resources, Inc. and Pass Creek Resources, LLC dated March 26, 2018 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on March 29, 2018)

10.11	Form of Additional Issuance and Exchange Agreement, dated March 26, 2018, by and among EnerJex Resources, Inc. and the investor named therein, relating to the purchase of shares of Series C Preferred Stock (incorporated by reference to Exhibit 10.4 on Form 8-K filed on March 29, 2018)

10.12	Voting Agreement, dated as of October 19, 2017, by and among EnerJex Resources, Inc. and a principal stockholder of AgEagle (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 20, 2017)

10.13	Form of Exchange Agreement dated November 20, 2017 between the Registrant and Agribotix LLC (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.14	Form of Agribotix Distribution and Resale Agreement dated November 20, 2017 (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.15	Form of AgEagle Dealer Agreement (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018

10.16	ASSET PURCHASE AGREEMENT, dated as of July 25, 2018, into by and among the (i) Registrant, (ii) EAGLE AERIAL SYSTEMS, INC., a Nevada corporation and wholly-owned subsidiary of Registrant, (iii) AGRIBOTIX, LLC, a Colorado limited liability company, (iv) the individuals listed on the signature page thereof, and (v) Paul Hoff, in his capacity as the representative of the Seller Investor. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 31, 2018).

10.17	Securities Purchase Agreement, dated December 27, 2018, by and between the Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2018)

10.18	Registration Rights Agreements, dated December 27, 2018, by and between the Registrant and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 28, 2018)

10.19	Offer Letter for Nicole Fernandez-McGovern dated January 1, 2019

10.20	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc and Nicole Fernandez-McGovern dated January 1, 2019

10.21	Colorado Commercial Lease Agreement by and between Advanced Radar Company and Agribotix LLC, dated June 1, 2018

10.22	AgEagle Building Lease Extension Letter dated August, 17, 2018

10.23	Securities Purchase Agreement by and between AgEagle Aerial Systems Inc. and Alpha Anstalt Capital, dated April 7, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 8, 2020)

10.24	Registration Rights Agreement, dated April 7, 2020, by and between AgEagle Aerial Systems Inc. and Alpha Anstalt Capital, dated April 7, 2020 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 8, 2020)

10.25	Leak-Out Agreement, dated April 7, 2020, by and among AgEagle Aerial Systems Inc. and Alpha Anstalt Capital, dated April 7, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 8, 2020)

14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

21.1*	List of Subsidiaries

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: April 13, 2020	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer

Dated: April 13, 2020	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	April 13, 2020
Barrett Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer	April 13, 2020
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

/s/ Bret Chilcott	Chairman of the Board and President	April 13, 2020
Bret Chilcott

/s/ Grant Begley	Director	April 13, 2020
Grant Begley

/s/ Luisa Ingargiola	Director	April 13, 2020
Luisa Ingargiola

/s/ Thomas Gardner	Director	April 13, 2020
Thomas Gardner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AgEagle Aerial Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AgEagle Aerial Systems, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, Florida

April 10, 2020

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$717,997	$2,601,730
Accounts receivable	65,833	93
Inventories, net	221,167	149,482
Prepaid and other current assets	124,163	80,370
Total current assets	1,129,160	2,831,675

Property and equipment, net	37,776	28,374
Intangible assets, net	520,573	677,118
Goodwill	3,108,000	3,270,984
Total assets	$4,795,509	$6,808,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$57,432	$197,827
Accrued expenses	36,416	41,841
Accrued dividends	163,555	1,333
Contract liabilities	264,472	4,892
Payroll liabilities	—	13,521
Promissory note	—	40,998
Total current liabilities	521,875	300,412
Total liabilities	521,875	300,412

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 3,501 shares issued and outstanding at December 31, 2019 and 4,662 at December 31, 2018	4	5
Preferred stock, Series D, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized, 15,424,394 and 12,549,394 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	15,424	12,549
Additional paid-in capital	12,456,989	12,171,274
Accumulated deficit	(8,198,785)	(5,676,091)
Total stockholders’ equity	$4,273,634	$6,507,739
Total liabilities and stockholders’ equity	$4,795,509	$6,808,151

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenues	$296,677	$107,813
Cost of sales	202,049	61,680
Gross Profit	94,628	46,133

Operating Expenses:
Selling expenses	65,015	77,139
General and administrative	1,850,225	1,333,371
Professional fees	662,633	696,222
Research and development	38,948	—
Total Operating Expenses	2,616,821	2,106,732
Loss from Operations	(2,522,193)	(2,060,599)

Other Income (Expenses):
Other income	—	13,333
Interest expense	(501)	(32,417)
Total Other Expenses, Net	(501)	(19,084)
Loss Before Income Taxes	(2,522,694)	(2,079,683)
Provision for income taxes	—	—
Net Loss	$(2,522,694)	$(2,079,683)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.25)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	14,714,533	8,175,639

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2019

	Par $ .0001 Preferred Stock Series A Shares	Preferred Stock Series A Amount	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2017	80,000	—	14	—	12	—	—	—	651,796	420	1,939,832	(3,596,408)	(1,656,156)
Pre-merger issuances and conversions of shares	(80,000)	—	(6)	—	(12)	—	—	—	3,548,204	—	—	—	—
Sale of Series C preferred stock	—	—	—	—	250	—	—	—	—	—	250,000	—	250,000
Founder stock returned to company	—	—	—	—	—	—	—	—	(75,000)	(75)	75	—	—
Shares repurchased from shareholder	—	—	—	—	—	—	—	—	(139,567)	(140)	(210,503)	—	(210,643)
Conversion of Series B and C preferred stock	—	—	(8)	—	(2,467)	(2)	—	—	1,616,470	1,616	(1,614)	—	—
Exercise of options	—	—	—	—	—	—	—	—	55,801	56	(56)	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	—	—	185,000	185	400,415	—	400,600
AgEagle debt conversion into Common Stock	—	—	—	—	—	—	—	—	787,891	788	1,503,015	—	1,503,803
AgEagle shareholder Common Stock conversion to EnerJex common shares	—	—	—	—	2,056	2	—	—	2,757,063	6,537	(6,539)	—	—
Acquisition of Agribotix	—	—	—	—	—	—	—	—	1,275,000	1,275	2,998,725	—	3,000,000
Issuance of common and preferred stock for EnerJex shareholders upon merger	—	—	—	—	197	—	—	—	1,886,736	1,887	(762,662)	—	(760,775)
Issuance of Series C Common Stock in connection with merger, net of $20K in fees	—	—	—	—	4,626	5	—	—	—	—	3,979,995	—	3,980,000
Issuance of Series D preferred stock and warrants for cash	—	—	—	—	—	—	2,000	2	—	—	1,969,998	—	1,970,000
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	110,593	—	110,593
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,079,683)	(2,079,683)
Balance as of December 31, 2018	—	$—	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C preferred stock	—	—	—	—	(1,161)	(1)	—	—	2,150,000	2,150	(2,149)	—	—
Acquisition of Agribotix	—	—	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	(162,222)	—	(162,222)
Share compensation period costs	—	—	—	—	—	—	—	—	—	—	260,311	—	260,311
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,522,694)	(2,522,694)
Balance as of December 31, 2019	—	$—	—	$—	3,501	$4	2,000	$2	$15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634

Note: Amounts have been adjusted to reflect 25 to 1 stock split upon merger

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,522,694)	$(2,079,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,588	65,362
Stock-based compensation	260,311	110,593
Shares issued for professional services	190,500	400,600
Loss on impairment	162,984	—

Changes in assets and liabilities:
Accounts receivable	(65,740)	163
Inventories	(71,685)	12,836
Prepaid expenses and other assets	(43,793)	(76,986)
Accounts payable	(140,395)	(228,327)
Accrued expenses	(5,425)	(17,513)
Accrued interest	—	28,744
Contract liabilities	259,580	(1,927)
Payroll liabilities	(13,521)	8,000
Net cash used in operating activities	(1,818,290)	(1,778,138)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(24,445)	—
Cash received in reverse merger	—	256,255
Payments of liabilities assumed in reverse merger	—	(891,474)
Acquisition of Agribotix	—	(925,000)
Net cash used in investing activities	(24,445)	(1,560,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of the principle on promissory note	(40,998)	(84,559)
Shares repurchased from shareholder	—	(210,643)
Proceeds from the issuance of Common Stock and Series C convertible preferred stock in connection with merger, net of $20,000 in fees	—	3,980,000
Proceeds from the sale of Series C convertible preferred stock	—	250,000
Proceeds from the issuance of Common Stock Series D	—	1,970,000
Net cash (used in) provided by financing activities	(40,998)	5,904,798

Net (decrease) increase in cash	(1,883,733)	2,566,441
Cash at beginning of period	2,601,730	35,289
Cash at end of period	$717,997	$2,601,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$501	$39,313
Income taxes paid	$—	$—
Accrued dividends	$163,555	$1,333
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired (liabilities assumed) in reverse merger:
Cash	$—	$256,255
Accounts payable	—	(891,474)
Promissory note	—	(125,556)
Net liabilities assumed	$—	$(760,775)
Conversion of debt into Common Stock	$—	$1,503,801
Conversion of Series B and C preferred stock into Common Stock	$2,150	$613
Acquisition of Agribotix:
Issuance of Common Stock as consideration	$—	$3,000,000
Cash paid in the prior year	—	75,000
Deferred revenue	—	6,819
Inventory	—	(3,685
Fixed assets	—	(7,650)
Intangible assets	—	(724,500)
Goodwill	—	(3,270,984)
Cash paid for acquisition	$—	$(925,000)

See Accompanying Notes to Consolidated Financial Statements

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle”, or “the Company”). In addition, providing new utility to UAVs, the Company pioneers, and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle has spent eight years serving customers, covering more than two million acres in 50 countries monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In early 2019, AgEagle further expanded its marketing efforts to provide for the introduction of ParkView, its proprietary aerial imagery and data analytics platform, designed to support municipal, state and federal agencies charged with assessing and supporting sustainability initiatives involving public parks and recreation areas, also referred to as urban green spaces.

In the first half of 2019, the Company introduced HempOverview, a scalable, responsive and cost-effective Software-as-a-Solution (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture, growers and processors – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

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

 In the third quarter of 2019, AgEagle announced that it had begun to actively pursue expansion opportunities within the emerging Drone Logistics and Transportation market and revealed that it had received its first purchase orders from a major ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry packaged goods in urban and suburban areas.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 – Description of Business – Continued

In August 2018, the Company acquired certain assets of Agribotix, LLC, a Colorado limited liability company (“Agribotix”), which included Agribotix’s primary product, FarmLens™. Agribotix was engaged in the business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture.

The Company believes that by purchasing FarmLens, benefitted us and our shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as those produced by AgEagle, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

The FarmLens platform extends AgEagle’s reach as a business through key partnerships. In October 2018, AgEagle announced that it was expanding on Agribotix’s existing partnership with The Climate Corporation’s FieldView™ platform, enabling farmers to share images from FarmLens to their FieldView accounts and compare them alongside other valuable metrics, including planting and yield data. To date, FarmLens, has processed agricultural imagery for approximately two million acres of crops and analyzed data for over 53 different crop types from over 50 countries around the world.

In December 2018, AgEagle unveiled its plans to develop a FarmLens Mobile app, extending the numerous benefits of the FarmLens platform to mobile devices. The FarmLens Mobile app was commercially launched in 2019 and is now available for download on any iPhone, iPad or Android device.

The Company is headquartered in Neodesha, Kansas.

Corporate History; Recent Business Combinations

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc.

Prior to the Merger, EnerJex was formerly known as Millennium Plastics Corporation (“Millennium) and was incorporated in the State of Nevada on March 31, 1999. In August 2006, Millennium acquired Midwest Energy, Inc., a Nevada corporation pursuant to a reverse merger. After such merger, Midwest Energy became a wholly-owned subsidiary, and as a result of such merger, the former Midwest Energy stockholders controlled approximately 98% of our outstanding shares of common stock (“Common Stock”). Midwest then changed its name to EnerJex Resources, Inc., (“EnerJex”) in connection with this merger, and in November 2007, it changed the name of Midwest Energy (one of our wholly-owned subsidiaries) to EnerJex Kansas, Inc. (“EnerJex Kansas”). All of its operations conducted prior to this merger were through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in our wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, Black Raven Energy, Inc. Black Raven Energy, Inc. was dissolved effective November 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets and the valuation of deferred tax assets.

Fair Value of Financial Instruments – Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to their short-term maturities.

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of December 31, 2019 or December 31, 2018. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of December 31, 2019 and December 31, 2018.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2019 and 2018, the Company had recorded a provision for obsolescence of $10,000 and $10,369, respectively.

Goodwill and Intangible Assets – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not subject to amortization and is tested annually for the impairment, or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from four to five years.

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
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated pursuant to written contractual arrangements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications. These contracts are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, it will generate more or less profit or could incur a loss. The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms. Additionally, customers are required to place a deposit or pay upon shipping for each UAV or drone delivery assembly part ordered. Customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities.

As a result of the Agribotix acquisition, the Company now has an additional product line which is the sale of subscription services for use of the FarmLens™ platform to process aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales such customers is summarized below:

	Percent of total sales for year ended December 31,
Customers	2019	2018
Customer A	90.8%	10.4%
Customer B	*	18.0%

Accounts receivables due from Customer A comprised all of the accounts receivable as of December 31, 2019.

The table below reflects our revenue for the periods indicated by product mix.

	For the Year Ended December 31,
Type	2019	2018
Drone Assembly and Product Sales	$267,622	$93,219
Subscription Sales	29,055	14,594
Total	$296,677	$107,813

Vendor Concentration – As of December 31, 2019, there was one significant vendor that the Company relies upon to perform stitching its FarmLens platform. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Shipping Costs – Shipping costs for the year ended December 31, 2019 totaled $5,493, and $5,239 for the year ended December 31, 2018. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold in shipments of operations.

Research and Development Expenses - Research and development costs are expensed as incurred. Research and development costs totaled $38,948 and $0 for the years ended December 31, 2019 and 2018, respectively. Amounts have been included on the accompanying statements of operations.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

Earnings Per Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. For the year ended December 31, 2019, the Company had 4,531,924 warrants and 2,480,470 options to purchase Common Stock, 3,501 shares of Series C Preferred Stock which may be converted into 6,483,333 shares of Common Stock. For the year ended December 31, 2018, the Company had 4,531,924 warrants and 1,494,153 options to purchase Common Stock, 4,662 shares of Series C Preferred Stock which may be converted into 8,633,333 shares of Common Stock.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

The Black-Scholes option-pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future.

Recently Issued Accounting Pronouncements –

Adopted

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

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transactions whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements as the Company currently has no leases with a term of more than 12 months.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. Under this ASU, impairment charges to goodwill are based on the excess of a reporting unit’s carrying value to its fair value. ASU 2017-04 is effective for us for the fiscal year ending September 30, 2021, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2019 and applied the guidance to the annual impairment test (see Note 6).

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). This ASU reduces the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The Company’s adoption of ASU No. 2017-09 effective May 1, 2018 did not have a material impact on its consolidated financial statements.

Pending Adoption

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU removes or modifies current disclosures while adding certain new disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted for the removed or modified disclosures. The removed and modified disclosures can be adopted retrospectively, and the added disclosures should be adopted prospectively. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350-40). This ASU allows for capitalization of implementation costs associated with certain cloud computing arrangements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

 Note 3 — Business Acquisition

On August 28, 2018, the Company closed the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company, Agribotix, LLC, a Colorado limited liability company (sometimes also referred to herein as” Agribotix” or the “Seller”), and the other parties named therein. The Company acquired, all right, title and interest in and to all assets owned by the Seller utilized in the Seller’s business of providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture, except for certain excluded assets as set forth in the Purchase Agreement (the “Purchased Assets”). At closing, the Company assumed certain liabilities under various third-party contracts pursuant to the terms of the Purchase Agreement.

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

The Purchase Agreement contains customary representations, warranties and covenants, including provisions for indemnification in the event of any damages suffered by either party as a result of, among other things, breaches of representations and warranties contained therein. An aggregate amount equal $75,000 in cash, 50% of the number of Closing Shares and 25% of the number of Post-Closing Shares were deposited in an escrow account with a third-party escrow agent to secure the indemnification obligations of the Seller pursuant to the terms of the Purchase Agreement. As of December 31, 2019, the entire amount remains in escrow.

In accordance with ASC 805, “Business Combinations,” the Company accounted for the acquisition of Agribotix using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of acquisition.

The following table summarizes the total fair value of the consideration transferred as well as the fair values of the assets acquired and liabilities assumed.

Common Stock consideration	$3,000,000
Cash paid	1,000,000
Total purchase consideration	4,000,000
Inventory	(3,685)
Property and equipment	(7,650)
Intangibles assets	(724,500)
Contract liabilities	6,819
Goodwill	$3,270,984

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Note 6 for additional information about other intangible assets. The recognized goodwill related to Agribotix is directly attributable to synergies expected to arise after the acquisition.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 3 — Business Acquisition-Continued

As noted above, control was obtained on August 28, 2018, the closing date of the transactions contemplated by the Purchase Agreement, at which time the Company took over the operations of Agribotix and personnel.

The accompanying consolidated financial statement includes the activity of Agribotix for the period after the acquisition commencing August 29, 2018. The following unaudited proforma financial information gives effect to the Company’s acquisition of Agribotix as if the acquisition had occurred on January 1, 2018 and had been included in the Company’s consolidated statement of operations for the year ended December 31, 2018:

For the year ended December 31, 2018
Revenue	$314,486
Net Loss	$(2,702,928)

Note 4 — Inventories

Inventories consist of the following at:

	December 31,
	2019	2018
Raw materials	$193,022	$109,826
Work-in process	26,456	30,088
Finished goods	11,689	19,937
Gross inventory	231,167	159,851
Less obsolecense reserve	(10,000)	(10,369)
Total	$221,167	$149,482

Note 5 — Property and Equipment

Property and equipment consist of the following at:

	December 31,
	2019	2018
Property and equipment	$140,758	$116,313
Less accumulated depreciation	(102,982)	(87,939)
	$37,776	$28,374

Depreciation expense for the years ended December 31, 2019 and 2018 was $15,043 and $17,980, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 6 — Goodwill and Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of Agribotix completed in 2018 (see Note 3). Goodwill and intangible assets were comprised of the following as of December 31, 2019:

	Estimated Life	Balance at January 1, 2019	Accumulated Amortization		Impairment	Balance at December 31, 2019
Intellectual Property/Technology	5 Years	$433,400		$(115,574)	$—	$317,826
Customer Base	5 Years	72,000		(19,200)	—	52,800
Tradenames and Trademarks	5 Years	58,200		(15,520)	—	42,680
Non-compete Agreement	4 Years	160,900		(53,633)	—	107,267
Total intangible assets		724,500		(203,927)	—	$520,573
Goodwill		3,270,984		—	(162,984)	3,108,000
Total		$3,995,484	$		$(162,984)	$3,628,573

The weighted average remaining amortization period in years is 3.5 years. Amortization expense for the years ended December 31, 2019 and 2018 was $156,545 and $47,382, respectively.

Future amortization is as follows for fiscal years ending:

	2020	2021	2022	2023
Intellectual Property/Technology	$86,680	$86,680	$86,680	$57,786
Customer Base	14,400	14,400	14,400	9,600
Tradenames and Trademarks	11,640	11,640	11,640	7,760
Non-compete Agreement	40,225	40,225	26,817	—
Total	$152,945	$152,945	$139,537	$75,146

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (DCF) (Level 3 input) analysis and market-based valuation methodology such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis used a discount rate of 27%.

The fair value of the reporting unit was found to be less than it’s carrying value. During the year ended December 31, 2019, a goodwill impairment charge of $162,984 was recognized which is included in general and administrative expenses on the statements of operations.

Due to the goodwill impairment charge, the company tested its finite-lived intangible assets for impairment. For purposes of testing the finite-lived intangible assets the sum of the undiscounted future cash flows expected to result from the use of the asset group was compared to the asset group’s carrying value.

Based on the impairment test for the finite-lived intangibles assets related to the Agribotix reporting unit no impairment exists for those assets as of December 31, 2019. The Company will continue to amortize the related finite-intangible asset over their estimated useful lives.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Debt

Convertible Notes Payable

On May 6, 2015, the Company closed a private placement pursuant to a subscription agreement whereby two institutional investors (the “2015 Holders”) purchased convertible notes having an aggregate principal amount of $500,000, convertible into Common Stock of the Company at $2.00 per share and maturing on November 6, 2016. Interest on the notes accrued at a rate of 8% annually and was payable quarterly. It was determined that there were no aggregate beneficial conversion features. On or about March 4, 2016, the Company and the 2015 Holders entered into extension and modification agreements whereby the 2015 Holders agreed to extend the maturity date of the notes to November 6, 2016, and permanently waive all rights and remedies, of whatever nature, with respect to the various defaults that occurred under this subscription agreement and notes, including, without limitation, (I) the Company’s failure to become a public SEC reporting company on or before September 30, 2015, (ii) the Company’s failure to pay interest on the notes, and (iii) modifying and waiving certain participation rights in future financings. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $9,111of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $500,000 and its accrued interest of $114,556 were converted at $1.25 per share into 814,381 shares of Common Stock.

On September 6, 2016, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2016 Holder”) purchased a convertible note having a principal amount of $300,000, convertible into shares of Common Stock of the Company at $3.00 per share and maturing on September 30, 2017. Interest on the note accrues at a rate of 8% annually and is payable quarterly. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded interest expense of $0 and $5,467, respectively. As of the Merger Date, the principal amount of the promissory note of $300,000 and its accrued interest of $42,933 were converted at $1.25 per share into 454,440 shares of Common Stock.

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

For the year ended December 31, 2019, the Company recorded $0 of interest expense. For the year ended December 31,2018 the Company recorded interest expense of $ 7,077. As of the date of the merger on March 26, 2018, the principal amount of the promissory note of $175,000 and its accrued interest of $35,642 were converted at $2.50 per share into 139,567 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Debt – Continued

 On July 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note B”) purchased a convertible note having a principal amount of $100,005, convertible into Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $1,822 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $100,005 and its accrued interest of $5,600 were converted at $1.25 per share into 139,943 shares of Common Stock.

On September 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor (the “2017 Note C”) purchased a convertible note having a principal amount of $35,000, convertible into shares of Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $638 of interest expense, respectively. As of the Merger Date, the principal amount of the promissory note of $35,000 and the accrued interest of $1,369 were converted at $1.25 per share into 48,194 shares of Common Stock.

On October 2017, the Company closed a private placement pursuant to a subscription agreement whereby an existing institutional investor purchased a convertible note having a principal amount of $50,000, (the “2017 Note D”) convertible into shares of Common Stock of the Company at $2.00 per share and maturing on February 28, 2018. Interest on the note accrues at a rate of 8% annually payable upon maturity. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $911 of interest expense, respectively. As of the Merger Date, the principal of $50,000 and the accrued interest of $1,722 were converted at $1.25 per share into 68,540 shares of Common Stock.

Promissory Notes

On December 15, 2016, the Company issued a promissory note with an aggregate principal amount of $30,000 to a shareholder of the Company. On January 24, 2017, the Company issued a second promissory note with an aggregate principal amount of $30,000 to the same related party. On September 14, 2017, the Company issued a third promissory note with an aggregate principal amount of $16,050 to the same shareholder. All three promissory notes (the “Related Party Notes A”) accrue interest at an annual rate of 2% and matured on November 6, 2017. On or about August 1, 2017, the Company and the shareholder promissory note A holder entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes A to February 28, 2018, added a conversion feature whereby the debt can be converted into shares of Common Stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $1,386 of interest expense, respectively. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Debt - Continued

On March 5, 2017, the Company issued a promissory note with an aggregate principal amount of $10,000 to an executive of the Company. On May 15, 2017, the Company issued a second promissory note with an aggregate principal amount of $10,000 to the same executive of the Company. On September 15, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $32,000 to the same executive of the Company. On July 25, 2017, the Company issued a 3rd promissory note with an aggregate principal amount of $3,000 to the same executive of the Company with the amended terms agreed to on August 1, 2017 per the modification agreement. The promissory notes (the “Related Party Notes B”) accrue interest at an annual rate of 2% and mature on November 6, 2017. On or about August 1, 2017, the Company and the executive of the Company promissory note B holder entered into extension and modification agreements whereby they agreed to extend the maturity date of the Related Party Notes B to February 28, 2018, added a conversion feature whereby the debt can be converted into shares of Common Stock of the Company at $2.00 per share and amended the interest rate on the note retroactively to accrue at a rate of 8% annually. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $1,002 of interest expense, respectively. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of Common Stock.

As of the Merger Date, all the AgEagle shares of Common Stock issued in connection with conversion of debt noted above were subsequently converted into EnerJex shares and then split at a rate of 25 to 1 resulting in a conversion rate of 1.6564 per AgEagle share into a total of 787,891 shares of EnerJex Common Stock and 1,631 shares of Series C Preferred Stock.

On March 26, 2018, as part of the liabilities assumed from the EnerJex Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. As of December 31, 2019, the promissory note has been paid in full resulting in principal payments of $40,998 made during the first four months of 2019. The Company recorded interest expense of $501 for 2019 related to this promissory note.

Note 8 – Equity

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
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Equity- Continued

On April 16, 2018, Alpha Capital Anstalt converted 8.25 shares of Series B Preferred Stock, representing the last of the outstanding Series B shares, into 5,388 shares of Common Stock at a conversion price of $1.53.

During the year ended December 31, 2018, Alpha Capital Anstalt converted 2,467 shares of Series C Preferred Stock into 1,611,082 shares of Common Stock at a conversion price of $1.53.

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

On August 28, 2018 and 90 days thereafter, pursuant to the Purchase Agreement for Agribotix, the Company issued 1,275,000 shares at a $2.00 share price.

 On December 4, 2018, our former board director Mr. Scott Burell exercised 60,724 options at an exercise price of $0.06 resulting in the issuance of 55,801 shares as due to the Company’s withholding obligation relating to the exercise of these options some shares were held back.

During the twelve months ended December 31, 2019, Alpha Capital Anstalt converted a total of 1,161 shares of Series C Preferred Stock into 2,150,000 shares of Common Stock at a conversion price of $0.54.

On June 18, 2019, the Company issued in connection with a consulting agreement, dated May 3, 2019, 500,000 shares of its Common Stock to the consulting company as a part of their compensation for services. The Company recognized a total of $170,000 of investor relations expense at a fair value of $0.34 per share within general and administrative costs related to these issuances.

On June 18, 2019, the Company issued in connection with an investor relations agreement, dated April 4, 2018, 50,000 shares of its Common Stock to the investor relations firm. The Company recognized a total of $20,500 of investor relations expense at a fair value of $0.41 per share within general and administrative costs related to these issuances. This agreement was terminated in March 2019.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Equity – Continued

Each share of Series C Preferred Stock is convertible into a number of shares of our Common Stock equal to the quotient determined by dividing (x) the stated value of $1,000 per share, by (y) a conversion price of $0.54. Until the volume weighted average price of our Common Stock on NYSE exceeds $107.50 with average trading volume of 200,000 shares per day for ten consecutive trading days, the conversion price of our Series C Preferred Stock is subject to full-ratchet, anti-dilution price protection. Under that provision, if, while that full-ratchet, anti-dilution price protection is in effect, the Company issues shares of our Common Stock at a price per share (the “Dilutive Price”) that is less than the conversion price, then the conversion price of our Series C Preferred Stock is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of shares of Common Stock at a Dilutive Price, the Series C Preferred Stock would be convertible into a greater number of shares of our Common Stock.

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
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Equity – Continued

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

During the year ended December 31, 2019, the Company issued options to purchase 1,131,000 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $269,700. In connection with the issuance of these options to employees and directors, the Company recognized $58,491 in stock compensation expense for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.51 to $4.33 per share expiring on dates between March 30, 2023 and December 15, 2028. The Company determined the fair-market value of the options to be $387,052 . In connection with the issuance of these options to employees and directors, the Company recognized $196,485 and $102,698 in stock compensation expense for the years ended December 31, 2019 and 2018.

On October 4, 2017, AgEagle Sub issued options to purchase 927,775 shares of Common Stock to employees and directors, that were approved by the Board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors, the Company recognized $5,335 and $7,895 in stock compensation expense for the years ended December 31, 2019 and 2018.

The fair value of options granted during the year ended December 31, 2019 and 2018 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Equity – Continued

The significant assumptions relating to the valuation of the Company’s stock options granted during the years ended December 31, 2019 were as follows:

December 31, 2019
Dividend yield	1.62%
Expected life	3.0-6.1 Years
Expected volatility	82.38-88.62%
Risk-free interest rate	1.56-2.23%

A summary of the options activity for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93 years	$417 ,504
Granted	1,131,000	0.37	6.27 years	—
Exercised/Forfeited	(144,688)	0.99	—years	—
Outstanding at December 31, 2019	2,480,470	0.39	6.28 years	378,111
Exercisable at period end	1,521,859	$0.36	6.10 years	$301 ,051

For options granted during the year ended December 31, 2019, the fair value of the Company’s stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $259,194 through March 31, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2019 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the years ended December 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2018	1,134,830	$0.06	8.5 years	$—
Granted	534,598	1.35	5.94 years	$—
Cancelled	(175,270)	0.60	—years	$—
Outstanding at December 31, 2018	1,494,158	$0.46	6.93 years	$417,504
Exercisable at end of the year	782,147	$0.22	7.07 years	$356,979

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Equity – Continued

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

The significant assumptions relating to the valuation of the Company’s stock options granted during the year ended December 31, 2018 were as follows:

December 31, 2018
Dividend yield	0%
Expected life	3.5-7.0 Years
Expected volatility	76.04% to 80.5%
Risk-free interest rate	2.59% to 3.01%

For options granted in 2018, the fair value of the Company’s stock was obtained per the close of market as of December 31, 2018.

Note 9 – Warrants to Purchase Common Stock

Warrants Issued

As of December 31, 2019, the Company had outstanding warrants, in connection with the issuance of debentures in 2017, to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with an expiration date on August 2, 2024.

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

All warrants outstanding as of December 31, 2019 are scheduled to expire between December 26, 2023 and October 21, 2024.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 9 – Warrants to Purchase Common Stock-Continued

A summary of activity related to warrants for the year ended December 31, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at December 31, 2019	4,531,924	$0.72	5.05
Exercisable at December 31, 2019	4,531,924	$0.72	4.05

A summary of activity related to warrants for the twelve months ended December 31, 2018 follows:

	Shares	Weighted- Average Exercise Price ($)	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2017	828,221	$1.51	5.34
Granted	3,703,703	$0.54	4.99
Outstanding at December 31, 2018	4,531,924	$0.72	5.05
Exercisable at December 31, 2018	4,531,924	$0.72	5.05

Note 10 – Commitments and Contingencies

Operating Leases

The Company leases office space located at 117 South 4th Street, Neodesha, Kansas 66757. This serves as the corporate headquarters and manufacturing facility. The facility is a lease of 4,000 square feet at a cost of $500 per month. This lease terminated on September 30, 2019 but has a year-to-year option to renew upon approval by the city commission of Neodesha. The Company has exercised our option and have been approved to renew the lease through September 30, 2020 at a monthly cost of $600 per month.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ended on May 31, 2019 and the Company renewed the lease for another year with an option to terminate at any time with a 30-day prior notice period.

Rent expense was $30,000 and $13,600 for the years ended December 31, 2019 and 2018, respectively, which is included in general and administrative expenses on the statements of operations.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Commitments and Contingencies-Continued

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Commitments and Contingencies – Continued

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

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant to the Company with respect to the development of business opportunities and the implementation of business strategies to be agreed to by both parties. The extent of the services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the services under the terms of the agreement, Consultant shall receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of predetermined milestones.

The Consultant was also previously engaged by the Company between March 2015 and August 2016 to provide consulting services. The Consultant beneficially owns approximately 5.86% of the shares of the Company’s Common Stock issued and outstanding; and holds options to purchase 207,055 shares of the Company’s Common Stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

On October 31, 2019, the consulting agreement with the Consultant was terminated as a result of the Company no longer needing these services to be provided by an outside consultant. During the term of the agreement, the Company paid to the Consultant (i) $25,000 per month and issued (ii) 500,000 restricted shares of Common Stock at the execution of the agreement. The agreement also provided for the issuance of up to an additional 2,500,000 shares of restricted Common Stock upon the achievement of milestones that were to be determined by the Company and the Consultant during the term of the agreement. There are no early termination penalties incurred as a result of the termination of the consulting agreement. The Consultant may still be entitled to receive the Shares after termination of the Agreement, if the achievement of milestones that commenced during the term of the Agreement are completed after termination.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Commitments and Contingencies – Continued

Employment and Board Agreements

Ms. Louisa Ingargiola, Director

Effective November 27, 2018 Mr. Louisa Ingargiola was appointed as a director of the Board of Directors of the Company, a member of the Compensation and Nominating and Corporate Governance Committee and Chairman of the Audit Committee.

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

Barrett Mooney, Chief Executive Officer

Pursuant to an employment offer letter dated July 9, 2018, Mr. Mooney will receive as compensation for his services as Chief Executive Officer a base salary of $220,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Board, in its sole discretion. Mr. Mooney received an initial grant of 75,000 shares of restricted Common Stock of the Company which is fully vested. Mr. Mooney shall also be eligible to receive an award of 75,000 shares of restricted Common Stock of the Company which shall fully vest as of January 1, 2019 if, and only if, the stock price of the Company reaches $3.55 per share and the closing price per share is at or above such price at the end of the day on January 1, 2019. In addition, Mr. Mooney is eligible to receive an award of 20,000 nonqualified stock options under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) upon securing one sustainability pilot program on or before October 31, 2018, and an additional award of 30,000 nonqualified stock options under the Equity Plan upon securing a second sustainability pilot program on or before January 31, 2019. Both awards shall provide for immediate vesting and exercisability at an exercise price equal to the fair market value of the Company’s shares of Common Stock underlying the options as of the date of grant. Mr. Mooney will also be eligible receive an award of up to 55,000 Non-qualified Stock Options under the Equity Plan based upon the results of his annual performance review in the first quarter of 2019.

Effective December 18, 2018, an amendment was signed for the original employment offer letter dated July 9, 2018, thereby providing an amendment to provide that in lieu of the issuance of 75,000 shares of restricted Common Stock of the Company (the “Shares”), the Company shall award to Mr. Mooney 125,000 Non-qualified Stock Options (the “Stock Options”) under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”). The Stock Options shall be subject to the terms of the Equity Plan and standard option award agreement which shall have a term of 10 years and provide for vesting over a one-year period and exercisability at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. The award of 75,000 shares were returned to the Company and immediately cancelled.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Commitments and Contingencies – Continued

On September 30, 2019, the Board of Directors and the Compensation Committee approved a new compensatory arrangement for Mr. Mooney. Commencing on September 30, 2019, Mr. Mooney shall receive quarterly awards of stock options to purchase 15,000 shares of the Company’s Common Stock under the Company’s current shareholder approved equity incentive plan. The exercise price at the time of the awards shall be based on the fair market value of the Company’s Common Stock on the NYSE American on the date of grant. The options will be issued quarterly for a period of two years, will vest in equal amounts over a two-year term from the date of grant, and will be exercisable for a period of five years from date of grant.

Mr. Mooney is also entitled to receive bonuses up to $48,000 in cash, 250,000 shares of restricted stock and 225,000 stock options upon the achievement of certain Company operational milestones. The foregoing compensation arrangements are in addition to the current compensation received by Mr. Mooney under his employment agreement.

Nicole Fernandez-McGovern, Chief Financial Officer

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

 On September 30, 2019, the Board of Directors and the Compensation Committee approved a new compensatory arrangement for Ms. Fernandez-McGovern. On September 30, 2019, Ms. Fernandez-McGovern was awarded a stock option to purchase 25,000 shares of the Company’s Common Stock under the Company’s current shareholder approved equity incentive plan. The option will vest in equal amounts over a two-year term from the date of grant and will be exercisable for a period of five years from date of grant. The exercise price of the stock option is $0.31 per share, which was the fair market value of the Company’s common stock on the NYSE American on September 30, 2019. Ms. Fernandez-McGovern is also entitled to receive bonuses up to $39,000 in cash, 170,000 shares of restricted stock and 175,000 stock options upon the achievement of certain Company operational milestones. The foregoing compensation arrangements are in addition to the current compensation received by Ms. Fernandez-McGovern under her employment agreement.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2019 and 2018.

Promissory Notes

The Company issued promissory notes for an aggregate amount of $76,050 (the “Related Party Notes A”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $1,386 of interest expense, respectively. As of the Merger Date, the principal of $76,050 and the accrued interest of $7,239 were converted at $1.25 per share into 110,371 shares of the Company’s Common Stock.

The Company issued promissory notes for an aggregate amount of $55,000 (the “Related Party Notes B”) that accrued interest at an annual rate of 8% and were set to mature as of the date of the Merger. It was determined that there were no aggregate beneficial conversion features. For the years ended December 31, 2019 and 2018, the Company recorded $0 and $1,002 of interest expense, respectively. As of the Merger Date, the principal of $55,000 and the accrued interest of $3,686 were converted at $1.25 per share into 77,769 shares of the Company’s Common Stock.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the years ended December 31, 2019 and 2018, Premier Financial Filings provided services to the Company resulting in fees of $7,753 and $13, 202, respectively.

Note 12 – Income Taxes

Prior to April 15, 2015, AgEagle Aerial Systems Inc. was treated as a disregarded entity for income tax purposes. Income taxes, if any, were the responsibility of the sole member. In April 2015, the Company was converted to a corporation.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. As of December 31, 2019 and 2018, the total of all deferred tax assets was $2,779,100 and $1,400,620 respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $2,779,100 and $1,400,620 for the years ended December 31, 2019 and 2018, respectively. The change in the valuation allowance for the years ended December 31, 2019 and 2018 was $1,378,480 and $501,548, respectively.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 12 – Income Taxes – Continued

At December 31, 2019, the Company had a net operating loss carry forward of approximately $9,300,681 with $2,043,670 expiring in 2035-2037 and approximately a $7,257,011 of net operating loss carry forward with no expiration. Management has determined that a 100% valuation allowance be established against net operating losses where it is more likely than not that such losses will expire or will not be available before they are utilized.

The components of income tax benefit for the years ended December 31, 2019 and 2018 consist of the following:

	2019	2018
Deferred tax benefit:
Federal	$(1,198,182)	$(435,942)
State	(180,298)	(65,606)
Increase in valuation allowance	$(1,378,480)	$(501,548)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019		2018
	Amount	Rate	Amount	Rate
Computed tax at the expected statutory rate	$(1,182,446)	21.00%	$(436,733)	21.00%
State and local income taxes, net of federal	(177,832)	3.16%	(65,606)	3.16%
Other non-deductible expenses	653	(0.01)%	743	(0.04)%
Other adjustments	(18,856)	0.33%	48	(0.00)%
Change in valuation allowance	1,378,480	(24.48)%	501,548	(24.12)%
Income tax benefit	$—		$—

The temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets at December 31, 2019 and 2018 is as follows:

Deferred tax assets:	2019	2018
Deferred revenue	$83,230	$1,182
Property and equipment	7,452	6,221
Interest	33,247	(5,826)
Goodwill amortization	(1,335)	(17,876)
Intangibles tax amortization	32,441	7,488
Stock options for consulting services employees and directors	85,019	32,083
Stock options for consulting services-related party	51,878	51,878
Common Stock for consulting services-related party	302,000	302,000
Merger Transaction Costs	(64,071)	—
Warrant expense	2,194	2,194
Net operating loss carryforward	2,247,045	1,021,276
Total Deferred tax assets	2,779,100	1,400,620
Valuation allowance	(2,779,100)	(1,400,620)
Net Deferred tax assets	$—	$—

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

 Note 13 – Subsequent Events

Resignation of CEO and Chairman

On March 12, 2020, the Company announced the appointment of CEO Barrett Mooney as Executive Chairman of the Board effective May 1, 2020, replacing AgEagle’s Founder, President and Current Chairman Bret Chilcott, who will remain with the Company as an advisor for 12 months until his planned retirement from AgEagle. Mooney will continue to serve as Chief Executive Officer until the date he assumes the Executive Chairman position, at which time he will resign as CEO. The Company has retained executive search firm Hobbs & Towne to assist with its search for a new CEO.

Preferred C Share Conversions

During the month of January 2020, Alpha Capital Anstalt converted 189 shares of Series C Preferred Stock into 350,000 shares of Common Stock at a conversion price of $0.54. In the beginning of April 2020, Alpha Capital Anstalt converted 250 shares of Series C Preferred Stock into 1,000,000 shares of Common Stock at a conversion price of $0.25.

Securities Purchase Agreement

On April 7, 2020, AgEagle Aerial Systems Inc.(the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with an institutional investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible at $0.25 per share into an aggregate of 4,200,000 shares of the Common Stock, par value $0.001 per share (the “Conversion Shares”). The purchase price for the Preferred Stock was $1,050,000 (the “Purchase Price”). The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Conversion Shares and Common Stock underlying warrants currently owned by the Purchaser (the “Warrant Shares”).

Registration Rights

Pursuant to the terms of the Registration Rights Agreement, the Company shall file an initial registration statement registering the Conversion Shares and the Warrant Shares (the “Registrable Securities”), no later than the 15th calendar day following the date the Company files its Annual Report on Form 10-K for the year ending December 31, 2019 (the “Filing Date”) and, with respect to any additional registration statements the earliest practical date on which the Company is permitted by SEC Guidance to file such additional registration statement related to the Registrable Securities. The Company shall have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”), no later than the 90th calendar day following the Filing Date, or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date.

The Company shall pay to the Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the Purchase Price for failure to file the registration statement or have the registration statement declared effective by the dates set forth above. The parties agree that the maximum aggregate liquidated damages payable to the Purchaser shall be 6.0% of the Purchase Price paid by the Purchaser pursuant to the Agreement. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

 Note 13 – Subsequent Events-Continued

Leak-Out Agreement

On April 7, 2020, as a condition to the consummation of the Agreement, the Company entered into a Leak-Out Agreement with Mr. Bret Chilcott, a director and the President of the Company, and the Purchaser, with respect to the shares Mr. Chilcott beneficially owns. The restriction on the disposition of the shares is for a period of seven months from the date of the closing of the Agreement. Thereafter, for a period of an additional six months, Mr. Chilcott may sell no more than $25,000 per calendar month of shares of Company Common Stock.

Amendment to the Articles of Incorporation

On April 2, 2020, the Company’s Board authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock is convertible at $0.25 per share into an aggregate of 4,200,000 shares of the Common Stock. The Series E Convertible Preferred Stock has liquidation rights senior to the Common Stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Series E Convertible Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock is outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.