Form 10-Q
period 2020-03-31
AgEagle Aerial Systems Inc.
filed 2020-05-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2020
Common stock, $.001 par value	33,305,742

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Unaudited)

	As of
	March 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$356,084	$717,997
Accounts receivable	50,038	65,833
Inventories, net	116,053	221,167
Prepaid and other current assets	107,013	124,163
Total current assets	629,188	1,129,160

Property and equipment, net	36,121	37,776
Intangible assets, net	482,337	520,573
Goodwill	3,108,000	3,108,000
Total assets	$4,255,646	$4,795,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$85,154	$57,432
Accrued expenses	34,086	36,416
Accrued dividends	204,000	163,555
Contract liabilities	40,978	264,472
Payroll liabilities	6,877	—
Total current liabilities	371,095	521,875
Total liabilities	371,095	521,875

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 3,312 shares issued and outstanding at March 31, 2020 and 3,501 at December 31, 2019	3	4
Preferred stock, Series D, $0.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Common stock, $0.001 par value, 250,000,000 shares authorized, 15,610,019 and 15,424,394 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	15,610	15,424
Additional paid-in capital	12,470,994	12,456,989
Accumulated deficit	(8,602,058)	(8,198,785)
Total stockholders’ equity	$3,884,551	$4,273,634
Total liabilities and stockholders’ equity	$4,255,646	$4,795,509

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues	$391,280	$45,993
Cost of sales	174,483	33,948
Gross Profit	216,797	12,045

Operating Expenses:
Selling expenses	3,041	12,127
General and administrative	445,531	474,902
Professional fees	171,498	90,019
Total Operating Expenses	620,070	577,048
Loss from Operations	(403,273)	(565,003)

Other Expenses:
Interest expense	—	(462)
Total Other Expenses	—	(462)
Loss Before Income Taxes	(403,273)	(565,465)
Provision for income taxes	—	—
Net Loss	$(403,273)	$(565,465)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	15,599,109	13,254,949

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	—	$—	3,501	$4	2,000	$2	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Conversion of Series C	—	—	(189)	(1)	—	—	350,000	350	(349)	—	—
Purchase of Acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,445)	—	(40,445)
Stock compensation period costs	—	—	—	—	—	—	—	—	54,635	—	54,635
Net loss	—	—	—	—	—	—	—	—	—	(403,273)	(403,273)
Balance as of March 31, 2020	—	$—	3,312	$3	2,000	$2	15,610,019	$15,610	$12,470,994	$(8,602,058)	$3,884,551

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Stock compensation period costs	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	$—	3,636	$4	2,000	$2	14,449,394	$14,449	$12,190,295	$(6,241,556)	$5,963,194

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,273)	$(565,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,175	45,068
Stock-based compensation	54,635	60,920

Changes in assets and liabilities:
Accounts receivable	15,795	(11,400)
Inventories	105,114	15, 345
Prepaid expenses and other assets	417,150	13,498
Contract liabilities	(223,494)	(2,368)
Accounts payable	27,722	30,131
Accrued liabilities	(2,330)	(20,016)
Payroll liabilities	6,877	15,651
Net cash used in operating activities	(359,629)	(418,636)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,284)	—
Net cash used in investing activities	(2,284)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory note	—	(31,970)
Net cash used in financing activities	—	(31,970)

Net decrease in cash	(361,913)	(450,606)
Cash at beginning of period	717,997	2,601,730
Cash at end of period	$356,084	$2,151,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$462
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Series B and C preferred stock into common stock	$189	$1,026
Accrued dividends on Series D Preferred Stock	$40,445	$40,000

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, to providing new utility to UAVs, the Company pioneers and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle through its recent acquisition, has spent eight years serving customers, covering more than two million acres in 50 countries and monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 1 – Description of Business – Continued

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

On August 28, 2018, we closed the transaction contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company; Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”); and the other parties named therein. Pursuant to the Purchase Agreement, we acquired all right, title and interest in and to all assets owned by Agribotix, which included Agribotix’s primary product, FarmLens™, utilized in their business for providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture.

The Company believes that purchasing FarmLens benefitted us and our shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as those produced by AgEagle and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

To date, FarmLens, has processed agricultural imagery for approximately two million acres of crops and analyzed data for over 53 different crop types from over 50 countries around the world.

The Company is currently headquartered in Neodesha, Kansas, but plans to relocate its headquarters and manufacturing operations to Wichita, Kansas during the second quarter of this year.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

 The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which included condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of March 31, 2020. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 and included in the Form 10-K filed with the SEC on April 13, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Basis of Presentation and Consolidation - These interim condensed consolidated statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31 fiscal year end.

The interim condensed consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC, and Black Raven Energy, Inc., was dissolved effective November 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s interim condensed consolidated financial statements. Such interim condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying interim condensed consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, useful life of intangible assets and property and equipment, and the valuation of deferred tax assets.

Fair Value of Financial Instruments – Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to their short-term maturities.

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of March 31, 2020 or December 31, 2019. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of March 31, 2020 and December 31, 2019.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $10,000.

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

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated pursuant to written contractual arrangements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications. These contracts are at a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, it will generate more or less profit or could incur a loss. The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

Subscription services for use of the Company’s proprietary FarmLens™ and HempOverview platforms are recognized ratably over the membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales such customers is summarized below:

	Percent of total sales for three months ended March 31,
Customers	2020	2019
Customer A	95.6%	68.0%
Customer B	—	29.1%

Accounts receivables due from Customer A and C comprised all of the accounts receivable as of March 31, 2019.

The table below reflects our revenue for the periods indicated by product mix.

	For the three months ended March 31,
Type	2020	2019
Drone Assembly and Product Sales	$374,278	$38,083
Software Platform Sales	17,002	7,910
Total	$391,280	$45,993

Vendor Concentration – As of March 31, 2020, there was one significant vendor that the Company relies upon to perform stitching its FarmLens platform. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Shipping Costs – Shipping costs for the three months ended March 31, 2020 and 2019 totaled $301 and $758, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the condensed statements of operations.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Earnings Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities - The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. For the three-month period ended March 31, 2020, the Company had 4,531,924 warrants and 2,569,970 options to purchase common stock; and 3,312 shares of Series C Preferred Stock which may be converted into 6,133,333 shares of common stock. For the three-month period ended March 31, 2019, the Company had 4,531,924 warrants and 1,963,720 options to purchase common stock, and 3,636 shares of Series C Preferred Stock which were convertible into 6,733,333 shares of common stock.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. The Company’s adoption of ASU No. 2016-01 effective January 1, 2019 did not have a material impact on the condensed interim consolidated financial statements.

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transactions whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s condensed interim consolidated financial statements as the Company currently has no leases with a term of more than twelve months.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. Under this ASU, impairment charges to goodwill are based on the excess of a reporting unit’s carrying value to its fair value. ASU 2017-04 is effective for us for the fiscal year ending September 30, 2021, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2019 and applied the guidance to the annual impairment test (see Note 5).

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU removes or modifies current disclosures while adding certain new disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted for the removed or modified disclosures. The removed and modified disclosures can be adopted retrospectively, and the added disclosures should be adopted prospectively. The Company adopted this ASU on January 1, 2020 and it did not have a material impact on the Company’s condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies – Continued

Pending Adoption

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2020	December 31, 2019

Raw materials	$75,432	$193,022
Work-in-process	40,113	26,456
Finished goods	10,508	11,689
Gross inventory	$126,053	$231,167
Less obsolete reserve	(10,000)	(10,000)
Total	$116,053	$221,167

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	March 31, 2020	December 31, 2019

Property and equipment	$143,042	$140,758
Less accumulated depreciation	(106,921)	(102,982)
	$36,121	$37,776

Depreciation expense for the three months ended March 31, 2020 and 2019 was $3,939 and $3,232, respectively.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of assets acquired in 2018 as a result of a business acquisition in 2018. Amortization is computed using the straight-line method over the estimate useful life of the asset. Intangible assets were comprised of the following at March 31, 2020:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual Property/Technology	5 yrs.	$433,400	$(137,243)	$296,157
Customer Base	5 yrs.	72,000	(22,800)	49,200
Tradenames - Trademarks	5 yrs.	58,200	(18,430)	39,770
Non-compete agreement	4 yrs.	160,900	(63,690)	97,210
Carrying value as of March 31, 2020		$724,500	$(242,163)	$482,337

The weighted average remaining amortization period in years is 3.5 years. Amortization expense for the three months ended March 31, 2020 and 2019 was $38,236 and $41,836, respectively.

Future amortization is as follows for fiscal years ending:

	2020 (months remaining)	2021	2022	2023
Intellectual Property/Technology	$65,010	$86,680	$86,680	$57,786
Customer Base	10,800	14,400	14,400	9,600
Tradenames and Trademarks	8,730	11,640	11,640	7,760
Non-compete Agreement	30,169	40,225	26,817	—
Total	$114,709	$152,945	$139,537	$75,146

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 6 – Promissory Note

As part of the liabilities assumed from the Merger, the Company recorded a promissory note for a principal amount of $125,556 and accrued interest of $4,171 payable over twelve months and maturing on March 27, 2019. The total amount outstanding as March 31, 2019 was $9,028, resulting in principal payments of $31,970 made in the first three months of 2019. The Company recorded interest of $462 for the three months ended March 31, 2019. The note was paid in full in April 2019.

Note 7 – Stockholders’ Equity

Capital Stock Issuances as of the date of Merger

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 7 – Equity – Continued

Series C Preferred Stock

 During the three-month period ended March 31, 2020, Alpha Capital Anstalt converted 189 shares of Series C Preferred Stock into 350,000 shares of common stock at a conversion price of $0.54. During the three-month period ended March 31, 2019, Alpha Capital Anstalt converted a total of 1,026 shares of Series C Preferred Stock into 1,900,000 shares of common stock at a conversion price of $0.54.

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

The Preferred Stock is non-convertible, provides for an 8% annual dividend payable semi-annually and has liquidation rights senior to the common stock, but pari passu with the Company’s Series C Preferred Stock. During the three months ended March 31, 2020 and 2019, the Company recorded $40,444 and $40,000 of accrued dividends, respectively. As of March 31, 2020 and December, 31, 2019, accumulated accrued dividends totaled $204,000 and $163,555, respectively, as presented on the condensed interim consolidated balance sheets.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Options Issued

On March 26, 2018, the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”) became effective. Under the Plan, the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. There are 3,000,000 shares of common stock reserved for the Plan.

On March 31, 2020, the Company issued options to purchase 87,000 shares of common stock to directors and employees of the Company at the fair value exercise price of $0.41 per share expiring on March 30, 2025. The Company determined the fair-market value of the options to be $21,492. In connection with the issuance of these options, the Company recognized no stock compensation expense for the three months ended March 31, 2020.

During the periods March 31, 2020 and 2019, the company recognized stock compensation expense of $54,635 and $60,920, respectively on options previously issued under the Plan that vested.

The fair value of options granted during the three-month periods ending March 31, 2020 and 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 7 – Equity – Continued

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2020 were as follows:

March 31, 2020
Dividend yield	0.00%
Expected life	3.5 Years
Expected volatility	90.07%
Risk-free interest rate	0.29%

A summary of the options activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,480,470	$0.39	6.28	$378,111
Granted	87,000	0.41	5	—
Outstanding at March 31, 2020	2,567,470	0.39	6	$381,158
Exercisable at period end	1,668,517	$0.38	5.64	$342,608

For options granted during the three months ended March 31, 2020, the fair value of the Company’s stock was based upon the close of market price on the date of grant. As of March 31, 2020, the future expected stock-based compensation expense e to be recognized in future years is $226,051, through March 31, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2020 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93	$409,678
Granted	540,000	0.42	8.68	—
Exercised/Forfeited	(70,438)	0.49	—	—
Outstanding at March 31, 2019	1,963,720	0.45	7.19	256,049
Exercisable at period end	1,101,835	$0.26	6.75	$256,049

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 8 – Warrants to Purchase Common Stock

All warrants outstanding as of March 31, 2020 are scheduled to expire between December 26, 2023 and October 21, 2024.

A summary of activity related to warrants for the three months ended March 31, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Outstanding at March 31, 2020	4,531,924	0.72	3.80
Exercisable at March 31, 2020	4,531,924	0.72	3.80

A summary of activity related to warrants for the three months ended March 31, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at March 31, 2019	4,531,924	0.72	5.05
Exercisable at March 31, 2019	4,531,924	0.72	5.05

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases office space located at 117 South 4th Street, Neodesha, Kansas 66757. This serves as the corporate headquarters and manufacturing facility. The facility is 4,000 square feet at a cost of $500 per month. This lease terminated on September 30, 2019 but has a year-to-year option to renew upon approval by the city commission of Neodesha. The Company has exercised its option and has approved to renew the lease through September 30, 2020 at a monthly cost of $600 per month.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease ended on May 31, 2019 and the Company renewed the lease for another year with an option to terminate at any time with a 30-day prior notice period.

Total rent expense was $7,500 and $13,600 for the three months ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses on the statements of operations.

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

Note 10 — Related Party Transactions

The following reflects the related party transactions during the three months ended March 31, 2020 and 2019.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three months ended March 31, 2020 and 2019, Premier Financial Filings provided services to the Company resulting in fees of $2,605 and $2,674, respectively recorded in general and administrative costs. There are no payables due to Premier Financials Filings as of March 31, 2020 and December 31, 2019.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 11 – Subsequent Events

Preferred C Share Conversions

The Series C Preferred Stock has anti-dilution protection in the event there is a subsequent equity offering at a price that is less than $0.54.  The Series E Convertible Preferred Stock (the “Preferred Stock”) issued in the offering described below has a $0.25 conversion price that triggered the Series C anti-dilution protection.

As a result, on April 7, 2020, upon the consummation of the Preferred Stock offering, the initial conversion price of the Series C Preferred Stock was adjusted from $0.54 per share to $0.25 per share, which resulted in a total of 14,747,984 shares of common stock being issuable upon conversion of the remaining Series C Preferred Stock. During the months of April and May 2020, Alpha Capital Anstalt converted 3,312 shares of Series C Preferred Stock into 14,747,984 shares of common stock at a conversion price of $0.25.

Warrant Conversions

During the month of April 2020, Alpha Capital Anstalt converted 3,703,703 warrants into 2,497,739 shares of common stock at a conversion price of $0.25.

Securities Purchase Agreement Entered in April

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock is convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share (the “Conversion Shares”). The purchase price for the Preferred Stock was $1,050,000 (the “Purchase Price”). The Company also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Conversion Shares and common stock underlying warrants currently owned by the Purchaser (the “Warrant Shares”).

Registration Rights

Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to file an initial registration statement registering the Conversion Shares and the Warrant Shares (the “Registrable Securities”), no later than the 15th calendar day following the date the Company files its Annual Report on Form 10-K for the year ending December 31, 2019 (the “Filing Date”) and, with respect to any additional registration statements the earliest practical date on which the Company is permitted by SEC Guidance to file such additional registration statement related to the Registrable Securities. The Company was obligated to have the registration statement declared effective with the Securities and Exchange Commission (the “Commission”), no later than the 90th calendar day following the Filing Date, or, in the event of a “full review” by the Commission, the 120th calendar day following the Filing Date.

The Company would be required to pay to Alpha an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the Purchase Price for failure to file the registration statement or have the registration statement declared effective by the dates set forth above. The parties agree that the maximum aggregate liquidated damages payable to Alpha shall be 6.0% of the Purchase Price paid by the Alpha pursuant to the Agreement. If the Company failed to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Alpha, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Leak-Out Agreement

On April 7, 2020, as a condition to the consummation of the Agreement, the Company entered into a Leak-Out Agreement with Mr. Bret Chilcott, a director and the President of the Company, and Alpha with respect to the shares Mr. Chilcott beneficially owns. The restriction on the disposition of the shares is for a period of seven months from the date of the closing of the Agreement. Thereafter, for a period of an additional six months, Mr. Chilcott may sell no more than $25,000 per calendar month of shares of Company common stock.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 11 – Subsequent Events – Continued

Amendment to the Articles of Incorporation

On April 2, 2020, the Company’s Board authorized 1,050 shares of the Preferred Stock. The Preferred Stock is convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock. The Preferred Stock has liquidation rights senior to the common stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.

Filing of Registration Statement

Pursuant to the terms of the Registration Rights Agreement executed on April 7, 2020, the Company filed an initial registration statement registering the Conversion Shares and the Warrant Shares on April 27, 2020. The Company’s registration statement was declared effective May 6, 2020.

Approval of Compensation by Compensation Committee

As announced on March 12, 2020, Mr. Barrett Mooney and Mr. Brett Chilcott resigned from their current roles, effective on May 5, 2020. Mr. Mooney now serves as Chairman of the Board, and Mr. Chilcott no longer serves in management of the Company.

At the time of the announcement, the Compensation Committee of the Board of Directors and each of Messrs. Mooney and Chilcott were in discussions about compensation prior to the effective date of their resignation and thereafter.

On April 16, 2020 the Compensation Committee agreed to the following terms:

Mr. Barrett Mooney:

●	March 6, 2020 through April 4, 2020 current salary and benefits;
●	$50,000 in cash. $25,000 of which was paid in a lump sum in April 2020, and the balance will be paid in equal installments over a six month period beginning on May 5, 2020;
●	Will remain eligible for bonuses of up to $15,000 as approved by the Board based upon certain revenue and operational targets;
●	Commencing May 5, 2020 in his role as Chairman, will receive (i) a quarterly grant of 16,500 stock options at the fair market value of the stock on the issuance date vesting over two years and exercisable for a period of five years and (ii) reimbursement for travel expenses; and
●	Will provide consulting services, as needed, at a fixed fee of $4,500 per month on a month-to-month basis plus reimbursement for travel expenses.

Mr. Bret Chilcott:

●	From May 5, 2020 through May 4, 2021, salary of $140,000 and benefits; and
●	After May 4, 2021, for a period of 12 months, will provide consulting services, as needed, at a fixed fee of $4,500 per month on a month-to-month basis plus reimbursement for travel expenses.

 AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 11 – Subsequent Events – Continued

2020 Executive Compensation Plan

The Compensation Committee also approved a 2020 Executive Compensation Plan for Nicole Fernandez-McGovern, the Chief Financial Officer and EVP of Operations, and the Chief Executive Officer to be hired. The Plan is as follows, with the Cash Bonus, Option and Restricted Stock Units (RSUs) components to be dependent upon achieving certain to-be-determined financial and operational milestones:

	Chief Executive Officer	Chief Financial Officer/ EVP of Operations
Annual Salary	$250,000	$200,000
Cash Bonus	$50,000	$30,000
Stock Options (Quarterly Grants)	15,000	15,000
RSUs	150,000	125,000

Appointment of Chief Executive Officer and Compensatory Arrangements

On April 28, 2020, the Company extended an offer of employment that was accepted by Mr. Michael Drozd to serve as the Company’s new Chief Executive Officer. Mr. Drozd will join the Company on or before June 1, 2020. The Company previously announced that Mr. Barrett Mooney would resign from his role as Chief Executive Officer effective as of May 5, 2020, but would remain with the Company as Chairman of the Board thereafter. In the event Mr. Drozd joins after May 5, 2020, Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer will act as Interim Chief Executive Officer until Mr. Drozd officially commences his new role on May 18, 2020. Ms. Fernandez-McGovern will not receive any additional compensation for serving as Interim Chief Executive Officer.

From 2015 through 2019, Mr. Drozd served as President of Eurofins AgBio Division, a global business focused primarily on testing for the agriculture sector (seed, plant and animals) with an emphasis on using genetic analysis. From 2014 until 2015, he was Chief Operating Officer of Arbiom, a French biotechnology company where he restructured the organization, materially increasing overall efficiency and improving resource allocations through numerous measured steps and initiatives. Mr. Drozd served as President and CEO of Aseptia/Wright Foods from 2011 through 2014, a leading technology company in shelf-stable food processing and co-packaging.

Mr. Drozd will receive a base salary of $235,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Committee, in its sole discretion. Mr. Drozd is entitled to receive an annual 20% bonus, which may be a mix of cash and stock options, based upon his performance as determined by certain metrics to be established by the Board and Mr. Drozd. He will receive an initial grant of 100,000 restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. Mr. Drozd is eligible to receive a quarterly award of 15,000 non-qualified stock options under the Equity Plan. At the time of issuance, the stock option award agreements will set forth the vesting, exercisability and exercise price of the stock options as of the date of the grants.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Note 11 – Subsequent Events – Continued

On May 5, 2020, the Company announced that Mr. Michael Drozd who has been appointed to replace Mr. Mooney as Chief Executive Officer and will commence in that role on May 18, 2020. Until such time as Mr. Drozd assumes his role as Chief Executive Officer, Ms. Nicole Fernandez-McGovern, the Company’s current Chief Financial Officer, will also serve as Interim Chief Executive Officer, and thereafter, will continue in her role as Chief Financial Officer. Ms. Fernandez-McGovern will not receive any additional compensation for serving as Interim Chief Executive Officer.

Securities Purchase Agreement Entered in May

On May 11, 2020, the Company and Alpha Captial Anstalt entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to Alpha Captial Anstalt in a registered direct offering 2,400,000 shares of common stock, par value $0.001, and pre-funded warrants (the “Warrants”) to purchase up to 3,260,377 shares of common stock, for gross proceeds of approximately $6 million. The purchase price for each share of common stock is $1.06 and the purchase price for each Warrant is $1.059. The exercise price for each Warrant is $0.001. Net proceeds from the sale will be used to repurchase 262 shares of the Company’s Series E Preferred Stock, convertible into 1,046,699 shares of common stock, currently held by Alpha Captial Anstalt at a repurchase price of $1.06 per share of common stock. The Company expects to use the balance for working capital and general corporate purposes. The Shares and the Warrants are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-237860), which was declared effective on May 6, 2020.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the common stock issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis in certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 13, 2020 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, providing new utility to UAVs, the Company pioneers and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, through its recent acquisition, the Company has spent eight years serving customers, covering more than two million acres in 50 countries monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

In September 2019, the Company announced that it was actively pursuing expansion opportunities within the Drone Logistics and Transportation market, and reported that it had received its first purchase order from a major unnamed ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas. AgEagle is currently working in close collaboration with this new customer on its tethered test flight operations and ongoing development. In association with the initial purchase order, AgEagle recorded its first revenues in the second half of 2019 and had recognized additional revenues from the project in the first quarter of 2020.

Subsequent to the end of the first quarter 2020, the Company announced that it had received follow-on purchase orders from the ecommerce company client relating to the continued manufacture and assembly of drones used for the testing and refining of client’s commercial drone small delivery vehicles, systems and operations currently in development.

HempOverview Platform

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

FarmLens Platform

Our FarmLens™. platform has benefitted us and our shareholders by developing important vertically integrated products and services with our drone-enabled software technologies. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone, such as those produced by AgEagle, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly. The FarmLens platform extends AgEagle’s reach as a business through key partnerships.

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

Impact of COVID-19 On Our Business Operations

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

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our future ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our Common Stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects could have a material impact on our operations in the future. We will continue to monitor the situation closely.

During the three months ended March 31, 2020, aside from complying with ’shelter at home’ mandates in those states affecting our employees, most of whom worked virtually from their homes, it is our belief that our financial performance and business operations were not materially impacted by the virus.

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

Results of Operations

For the Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, we recorded revenues of $391,280 compared to revenues of $45,993 for the same period in 2019, a 751% increase. The increase was largely due to new revenues derived from purchase orders to manufacture and assemble drones and related delivery products designed to meet specific criteria for package delivery in urban and suburban area. Revenue growth was also positively impacted by continued focus on expansion of our platform, providing for aerial imaging and analytics solutions which serve new and emerging markets including registration, oversight and compliance of hemp fields by state departments of agriculture.

For the three months ended March 31, 2020, cost of sales totaled $174,483 a 414% increase as compared to $33,948 for the three months ended March 31, 2019. We also had gross profit of $216,797, or 55%, during the three months ended March 31, 2020 compared to $12,045, or 26%, for the comparable period in 2019, resulting in an increase in our profit margin in the current period. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve.

We recorded total operating expenses of $620,070 during the three months ended March 31, 2020, a 7.5% increase as compared to operating expenses of $577,048 in the same period of 2019. Our operating expenses are comprised of general and administrative costs, professional fee and selling costs. General and administrative expenses totaled $445,531 in the three months ended March 31, 2020 compared to $474,902 in 2019, a decrease of 6.2%. The decrease was due primarily to an increase in salary expense for new and existing employees, insurance expense and public relations costs offset by a decrease in stock compensation costs for employees and directors due to the issuance of options, investor relations expenses and financial services costs. Also, part of the decrease was attributable to less amortization expense related to the intangibles. Professional fees totaling $171,498 for the three months ended March 31, 2020 increased due to additional legal, accounting and business development costs required to expand our growth opportunities compared to $90,019 in 2019.

Interest expense for the three months ended March 31, 2020 was $0 as compared to $462 in the three months ended March 31, 2019. The decrease was due to the conversion of all debt as a result of the merger in 2018, except for a promissory note assumed which was repaid in full in March 2019.

Our net loss was $403,273 for the three months ended March 31, 2020. This represents a 28.7% decrease from our net loss of $565,465 in the three months ended March 31, 2019. Overall, the decrease in net loss is due to an increase in our revenue and gross margins offset by greater operating costs greater operating costs as a result of the shifts in our sales and long-term growth strategies. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in domestic industrial hemp and sustainable agriculture and growing our drone-enabled package delivery business.

Cash Flows

March 31, 2020 Compared to December 31, 2019

Cash on hand was $356,084 at March 31, 2020 compared to the $717,997 at December 31, 2019, a decrease of $361,913. Cash used in operations for the three months ended March 31, 2020 was $(359,629) compared to $(418,636) of cash used in operations for the three months ended March 31, 2019. The decrease in cash was driven largely by payments of accounts payable for increased payroll expenses, consulting expenses, higher business development expenses and costs associated with being a publicly-traded company.

There was $2,284 cash used in our investing activities during the three months ended March 31, 2020 as compared to no cash provided by or used in investing activities during the three months ended March 31, 2019. The increase in cash used in our investing activities resulted from the purchase of property and equipment for our platform development team.

Cash used in financing activities during the three months ended March 31, 2020 was $0 compared to cash used in financing activities of $31,970 as of March 31, 2019. The decrease in cash used by our financing activities was due to payments on promissory notes no longer required due to full repayment being made in 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $258,093 and a loss from operations of $403,273 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations, will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

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

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. To date, our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, financial and accounting officer
32	Section 1350 Certification of principal executive officer, financial and accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AgEagle Aerial Systems, Inc.

By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Date: May 14, 2020