Form 10-Q
period 2020-06-30
AgEagle Aerial Systems Inc.
filed 2020-08-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2020
Common stock, $.001 par value	57,231,987

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020, AND DECEMBER 31, 2019

(Unaudited)

	As of
	June 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$12,907,713	$717,997
Accounts receivable	—	65,833
Inventories, net	463,043	221,167
Prepaid and other current assets	171,221	124,163
Total current assets	13,541,977	1,129,160

Property and equipment, net	36,063	37,776
Intangible assets, net	444,101	520,573
Goodwill	3,108,000	3,108,000
Total assets	$17,130,141	$4,795,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$141,723	$57,432
Accrued expenses	97,181	36,416
Accrued dividends	—	163,555
Contract liabilities	769,064	264,472
Promissory note	107,439	—
Total current liabilities	1,115,407	521,875
Total liabilities	1,115,407	521,875

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C convertible, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at June 30, 2020 and 3,501 at December 31, 2019	—	4
Preferred stock, Series D, $0.001 par value, 2,000 shares authorized, 110 shares issued and outstanding at June 30, 2020 and 2,000 at December 31, 2019	—	2
Common stock, $0.001 par value, 250,000,000 shares authorized, 48,979,277 and 15,424,394 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	48,979	15,424
Additional paid-in capital	33,637,610	12,456,989
Accumulated deficit	(17,671,855)	(8,198,785)
Total stockholders’ equity	$16,014,734	$4,273,634
Total liabilities and stockholders’ equity	$17,130,141	$4,795,509

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$16,325	$20,176	$407,605	$66,169
Cost of sales	15,030	19,200	188,633	53,148
Gross Profit	1,295	976	218,972	13,021

Operating Expenses:
Selling expenses	2,552	9,794	12,643	26,498
General and administrative	721,705	440,772	1,161,066	911,096
Professional fees	532,406	289,673	703,904	379,693
Total Operating Expenses	1,256,663	740,239	1,877,613	1,317,287
Loss from Operations	(1,255,368)	(739,263)	(1,658,641)	(1,304,266)

Other Expenses:
Interest expense	—	(39)	—	(501)
Total Other Expenses	—	(39)	—	(501)
Loss Before Income Taxes	(1,255,368)	(739,302)	(1,658,641)	(1,304,767)
Provision for income taxes	—	—	—	—
Net Loss	$(1,255,368)	$(739,302)	$(1,658,641)	$(1,304,767)

Deemed dividend on Series C Preferred stock and Series D warrants	(4,050,838)	—	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	(3,763,591)	—	(3,763,591)	—
Deemed dividend on issuance and repurchase of Series E Preferred stock	(1,227,120)	—	(1,227,120)	—
Series D Preferred stock dividends	(29,333)	(40,444)	(69,778)	(80,444)

Net Loss Available to Common Stockholders	(10,326,250)	(779,746)	(10,769,968)	(1,385,211)

Net Loss Per Share – Basic and Diluted	$(0.31)	$(0.05)	$(0.44)	$(0.10)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	33,192,853	14,983,838	24,394,950	14,198,560

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND Six Months Ended June 30, 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Conversion of Series C Preferred Stock	(189)	(1)	—,	—	—	—	350,000	350	(349)	—	—
Purchase of acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Dividend on Series D Preferred stock	—	—	—	—	—	—	—	—	(40,445)	—	(40,445)
Stock-based compensation expense	—	—	—	—	—	—	—	—	54,635	—	54,635
Net loss	—	—	—	—	—	—	—	—	—	(403,273)	(403,273)
Balance as of March 31, 2020	3,312	$3	2,000	$2	—	$—	15,610,019	$15,610	$12,470,994	$(8,602,058)	$3,884,551
Conversion of Series C Preferred stock	(3,312)	(3)	—	—	—	—	13,247,984	13,248	(13,245)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(1,890)	(2)	—	—	3,500,000	3,500	200,502	—	204,000
Conversion of Series D warrants	—	—	—	—	—	—	2,947,739	2,948	(2,948)	—	—
Issuance of Series E Preferred Stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—
Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	6,807,400	6,807	12,889,935	—	12,896,742
Sale of Common stock from conversion of pre-paid warrants	—	—	—	—	—	—	3,260,377	3,260	7	—	3,267
Issuance of Common stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Exercise of options	—	—	—	—	—	—	33,758	34	(34)	—	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	84,752	—	84,922
Net loss	—	—	—	—	—	—	—	—	—	(1,255,368)	(1,255,368)
Balance at June 30, 2020	—	—	110	—	—	—	48,979,277	48,979	33,637,610	(17,671,855)	16,014,734

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND Six Months Ended June 30, 2019

(Unaudited)

	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Stock-based compensation expense	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	$—	3,636	$4	2,000	$2	14,449,394	$14,449	$12,190,195	$(6,241,556)	$5,963,194
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,444)	—	(40,444)
Additional shares issued for acquisition	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of Common stock for consulting services	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Stock-based compensation expense	—	—	—	—	—	—	—	—	84,467	—	84,467
Net loss	—	—	—	—	—	—	—	—	—	(739,302)	(739,302)
Balance as of June 30, 2019	—	—	3,636	4	2,000	2	15,174,394	15,174	12,424,093	(6,980,858)	5,458,415

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,658,641)	$(1,304,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,358	86,260
Stock-based compensation expense	139,557	145,387
Stock issued in exchange for professional services	297,500	190,500
Changes in assets and liabilities:
Accounts receivable	65,833	(1,832)
Inventories	(241,876)	24,016
Prepaid expenses and other assets	(47,058)	(33,940)
Contract liabilities	504,592	268
Accounts payable	84,291	(61,160)
Accrued expenses and other liabilities	60,765	(3,625)
Net cash used in operating activities	(710,679)	(958,893)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,173)	(34,562)
Net cash used in investing activities	(6,173)	(34,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) promissory note	107,439	(40,998)
Issuance of Series E Preferred stock	1,010,000	—
Repurchase of Series E Preferred stock	(1,110,880)	—
Sales of common stock, net of issuance cots	12,896,742	—
Sales of common stock from conversion of pre-paid warrants	3,267	—
Net cash provided by (used in) financing activities	12,906,568	(40,998)

Net increase (decrease) in cash	12,189,716	(1,034,453)
Cash at beginning of period	717,997	2,601,730
Cash at end of period	$12,907,713	$1,567,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$462
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B, C, D and E preferred stock into common stock	$6,441	$1,026
Deemed dividends	$7,884,207	$—

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, to providing new utility to UAVs, the Company pioneers and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle, , has spent ten years serving customers covering more than two million acres in 50 countries and monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In addition to UAV sales, in late 2018, the Company introduced a new drone-leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the new program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a true turnkey aerial imagery capture solution for its customers.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company believes that purchasing FarmLens benefitted us and our shareholders by developing important vertically integrated products and services. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone such as those produced by AgEagle; and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly.

To date, FarmLens has processed agricultural imagery for approximately two million acres of crops and analyzed data for over 53 different crop types from over 50 countries around the world.

The Company is currently headquartered in Neodesha, Kansas, but plans to relocate its headquarters and manufacturing operations to Wichita, Kansas in September 2020.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. In response to the pandemic, many states and jurisdictions in which we operate have issued stay-at-home orders and other measures aimed at slowing the spread of the coronavirus. We initially closed our offices only and had our executive and administrative staff work remotely. Our manufacturing operations continued operating however we experienced delays with some of our ongoing projects in terms of completion due to vendor delays. We continue to follow guidance from local authorities in determining the appropriate restrictions to put in place for our offices and manufacturing facility, such as social distancing and limited capacities, to ensure the health and safety of our employees. As of the date of this filing, our locations and primary suppliers continue to operate. We may experience constrained supply or other business disruptions that could materially impact our business, results of operations and overall financial performance in future periods.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

 The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which includes condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of June 30, 2020. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 and included in the Form 10-K filed with the SEC on April 13, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Basis of Presentation and Consolidation – These interim condensed consolidated statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected a December 31 fiscal year end.

The interim condensed consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., EnerJex Kansas, Inc., Black Sable Energy, LLC and Black Raven Energy, Inc., which was dissolved effective November 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of June 30, 2020 or December 31, 2019. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience and other factors, as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of June 30, 2020 and December 31, 2019.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $10,000.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated pursuant to written contractual arrangements to develop, manufacture and/or modify complex drone-related products, and to provide associated engineering, technical and other services according to customer specifications. These contracts are at a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, it will generate more or less profit or could incur a loss. The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of performance obligations, which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms. Additionally, customers are required to place a deposit or pay upon shipping for each UAV or drone delivery assembly part ordered. Customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities.

Subscription services for use of the Company’s proprietary FarmLens and HempOverview platforms are recognized ratably over the membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized below:

	Percent of total sales for six months ended June 30,
Customers	2020	2019
Customer A	91.8%	67.4%
Customer B	—	24.2%

No accounts receivables were due from Customer A or B as of June 30, 2020 and December 31, 2019, respectively.

The table below reflects our revenue for the periods indicated by product mix.

	For the six months ended June 30,
Type	2020	2019
Drone Assembly and Product Sales	$374,278	$49,801
Software Platform Sales	33,327	16,368
Total	$407,605	$66,169

Vendor Concentration – As of June 30, 2020, there was one significant vendor that the Company relies upon to perform stitching in its FarmLens platform. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Shipping Costs – Shipping costs for the three months ended June 30, 2020 and 2019 totaled $5,723 and $273, respectively. For the six months ended June 30, 2020 and 2019 shipping costs totaled $6,024 and $1,031, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the condensed statements of operations.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Earnings Per Share – Basic loss per share is computed by dividing net loss attributable to common shareholder by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss attributable to common shareholder by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. For the six-month period ended June 30, 2020, the Company had 3,283,697 warrants, and 2,550,387 options to purchase common stock outstanding. For the six-month period ended June 30, 2019, the Company had 4,531,924 warrants, 2,025,720 options to purchase common stock, and 3,636 shares of Series C Preferred Stock which were convertible into 6,733,333 shares of common stock.

Income Taxes – The Company accounts for income taxes in accordance with FASB (Financial Accounting Standards Board) ASC Topic 740, Accounting for Income Taxes. This topic requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award, which is generally the vesting period, and the related amount is recognized in the consolidated statements of operations. The Company recognizes forfeitures at the time they occur.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies – Continued

Pending Adoption

Other recent accounting pronouncements that have been issued or proposed by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventories

Inventories consist of the following at:

	June 30, 2020	December 31, 2019

Raw materials	$259,017	$193,022
Work-in-process	206,917	26,456
Finished goods	7,109	11,689
Gross inventory	$473,043	$231,167
Less obsolete reserve	(10,000)	(10,000)
Total	$463,043	$221,167

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	June 30, 2020	December 31, 2019

Property and equipment	$146,931	$140,758
Less accumulated depreciation	(110,868)	(102,982)
	$36,063	$37,776

Depreciation expense for the three and six months ended June 30, 2020 was $3,947 and $7,886, respectively; and for the three and six months ended June 30, 2019, depreciation expense totaled $2,955 and $6,188, respectively.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of assets acquired in 2018 as a result of a business acquisition in 2018. Amortization is computed using the straight-line method over the estimate useful life of the asset. Intangible assets were comprised of the following at June 30, 2020:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual property/technology	5 yrs.	$433,400	$(158,913)	$274,487
Customer base	5 yrs.	72,000	(26,400)	45,600
Tradenames and trademarks	5 yrs.	58,200	(21,340)	36,860
Non-compete agreement	4 yrs.	160,900	(73,746)	87,154
Carrying value as of June 30, 2020		$724,500	$(280,399)	$444,101

The weighted average remaining amortization period in years is 2.96 years. Amortization expense for the six months ended June 30, 2020 and 2019 was $76,472 and $80,072, respectively.

Future amortization is as follows for fiscal years ending:

	2020 (months remaining)	2021	2022	2023
Intellectual property/technology	$43,340	$86,680	$86,680	$57,786
Customer base	7,200	14,400	14,400	9,600
Tradenames and trademarks	5,820	11,640	11,640	7,760
Non-compete agreement	20,113	40,225	26,817	—
Total	$76,473	$152,945	$139,537	$75,146

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 6 – Debt

Promissory Notes

On May 6, 2020, the Company received a loan in the amount of $107,439 from the Small Business Administration (SBA) as part of Coronavirus Aid, Relief and Economic Security Act’s Paycheck Protection Plan (PPP). The loan is unsecured, nonrecourse, accrues interest at one percent per annum, with a due date of May 6, 2022. Under the terms of the loan, a portion or all of the loan is forgivable to the extent that the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four-week period through October 21, 2020.

The unforgiven portion of the PPP loan is payable over two years and can be extended to five years if agreed upon by both parties and bears interest at a rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

Note 7 – Stockholders’ Equity

Common Stock

Securities Purchase Agreement Dated May 11, 2020

On May 11, 2020, the Company and an institutional investor and existing Company shareholder (the “Investor”) entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 2,400,000 shares of common stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of common stock, for gross proceeds of approximately $6 million and net proceeds of $5,950,010 after issuance costs. The purchase price for each share of common stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of the Company’s Series E Preferred Stock, convertible into 1,048,000 shares of common stock currently held by the Investor at a repurchase price of $1.06 per share of common stock (see below). The Company expects to use the balance for working capital and general corporate purposes. The Company has increased net loss available to common stockholders’ in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Securities Purchase Agreement Dated June 24, 2020

On June 24, 2020, the Company and the Investor entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 4,407,400 shares of common stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of common stock, and warrants to purchase up to 2,455,476 shares of common stock at an exercise price of $1.35 per share (the “Warrants”), for gross proceeds of $7 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956) and net proceeds of $6,950,000 after issuance costs. Upon exercise of the Warrants in full by the Investor, the Company would receive additional gross proceeds of $3,314,892. The shares of common stock underlying the Pre-Funded Warrants and the Warrants are referred to as “Warrant Shares.”

The purchase price for each share of common Stock is $1.10 and the purchase price for each Pre-Funded Warrant is $1.099. The exercise price for each Pre-Funded Warrant is $0.001. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The Shares, Pre-funded Warrants, Warrants and Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the Purchase Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which the Company’s common stock is traded at the time is greater than $1.90 (adjusted for any subsequent stock splits or similar capital adjustments) for five consecutive trading days, the Company may issue such securities at not less than $1.90 per common stock Equivalent. The Investor has a right from the date of the Purchase Agreement until December 31, 2020 to participate in a subsequent financing by the Company or any of its Subsidiaries of common stock or common stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the Prefunded Warrants and the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of common stock following the exercise of such Pre-Funded Warrant or Warrant.

Issuances of Stock

On April 13, 2020, the Company issued in connection with the 2019 Executive Compensation Plan, 100,000 restricted shares to Mr. Barrett Mooney and 70,000 restricted shares to Ms. Nicole Fernandez-McGovern. The Company recognized a total of $59,500 of expense at a fair value of $0.35 per share within stock compensation costs related to these issuances.

On June 30, 2020, the Company issued in connection with a consulting agreement, dated May 3, 2019, 250,000 shares of its common stock to the consulting company as a part of their compensation for services. The Company recognized a total of $297,500 of expense at a fair value of $1.19 per share within general and administrative costs related to these issuances.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Series C Preferred Stock

As a result of the Merger, the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) included 2,879 of remaining shares after the conversion and retirement of all the Company’s promissory notes due. These shares were convertible into 1,471,425 shares of the Company’s common stock. Furthermore, an additional 4,000 shares of Series C Preferred Stock were issued and were convertible into 3,020,797 shares of the Company’s common stock, as they were issued to the current holder of Series C Preferred Stock in connection with a $4 million financing of Series C Preferred Stock (the “Financing”).

On May 11, 2018, the Company issued an additional 250 shares of our Series C Preferred Stock, convertible into 163,265 shares of common stock and received a cash payment of $250,000 for the issuance of the Series C Preferred Stock. The Series C Preferred Stock included a beneficial ownership limitation preventing conversion of shares of Series C Preferred Stock into more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series C Preferred Stock.

Each share of Series C Preferred Stock was convertible into a number of shares of common stock equal to the quotient determined by dividing (x) the stated value of $1,000 per share, by (y) an original conversion price of $1.53. Until the volume weighted average price of common stock on NYSE exceeds $107.50 with average trading volume of 200,000 shares per day for ten consecutive trading days, the conversion price of Series C Preferred Stock was subject to full-ratchet, anti-dilution price protection. Under that provision, if, while that full-ratchet, anti-dilution price protection is in effect, the Company issues shares of common stock at a price per share (the “Dilutive Price”) that is less than the conversion price, then the conversion price of the Series C Preferred Stock is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of shares of common stock at a Dilutive Price, the Series C Preferred Stock would be convertible into a greater number of shares of common stock.

The Series C preferred stock anti-dilution protection was initially triggered on December 27, 2018 as a result of the Company issuing the Series D Preferred Stock, (the “Series D Preferred Stock”) as described below. The Series D Preferred Stock had a $0.54 conversion price thereby qualifying as a subsequent equity offering at a price less than $1.53.

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series C Preferred Stock whereby the conversion price was further adjusted from $0.54 per share to $0.25 per share (a “Down Round), which resulted in approximately 13,248,000 shares of common stock being issuable upon conversion of the remaining Series C Preferred Stock. As a result of this Down Round being triggered, the Company recorded a deemed dividend in the amount of $3,841,920 representing the intrinsic spread between the previous conversion price of $.54 and the adjusted conversion price of $.25 multiplied by approximately 13,248,000 common stock shares issuable upon conversion. The deemed dividend was recorded as a reduction of retained earnings and increase in additional paid-in-capital and increased the net loss to common stockholders by the same amount in computing earnings per share.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

 During the month of January 2020, Alpha Capital Anstalt (“Alpha”) converted 189 shares of Series C Preferred Stock into 350,000 shares of common stock at a conversion price of $0.54. During the month of April 2020, Alpha converted 3,312 shares of Series C Preferred Stock into 13,247,984 shares of common stock at a conversion price of $0.25.  As of June 30, 2020, no Series C Preferred Stock remain issued and outstanding.

Series D Preferred Stock

 On December 27, 2018, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Alpha. Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock by filing a certificate of designation, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company. The Company issued 2,000 shares of Preferred Stock and a warrant to purchase 3,703,703 shares of common stock, par value $0.001 per share (the “Warrant,” and the shares of common stock underling the warrants, the “Warrant Shares”) for $2,000,000 in gross proceeds. The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

The Preferred Stock is non-convertible, provides for an 8% annual dividend payable semi-annually and has liquidation rights senior to the common stock, but pari passu with the Company’s Series C Preferred Stock. During the six months ended June 30, 2020 and 2019, the Company recorded $69,778 and $80,444 of accrued dividends, respectively.

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

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series D Warrants whereby the exercise price of the Warrant Shares was adjusted from $0.54 to $0.25 per share (a “Warrant Down Round). Upon the Warrant Down Round being triggered, the Company recognized $208,918 of a deemed dividend for the difference between the fair value of the original warrants right before modification and the fair value of the modified warrants. The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 3.5 years, expected dividend rate of 0%, volatility of 90.0%, and an interest rate of 0.29%. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and as an increase to net loss attributable to common stockholders in computing earnings per share.

On June 5, 2020, the Company and Alpha entered into a letter agreement whereby they agreed to amend the Original Series D Preferred Stock, and terminate the Purchase Agreement. Alpha is a current holder of less than 10% of the Company’s issued and outstanding common stock and has no material relationship with the Company.

On June 5, 2020, the Board of Directors of the Company approved an amendment to the Original Series D Preferred Stock Certificate of Designation for Nevada Profit Corporations with the Secretary of State of the State of Nevada (the “Original Series D Preferred Stock Certificate of Designation”). The amendment among other things, (i) provided for the ability of the Holder to convert the Original Series D, including all accrued, but unpaid dividends on the Original Series D, into shares of common stock, par value $0.001 per share of the Company, (ii) set a conversion price at $0.54 per share (subject to customary adjustments), and (iii) increased the stated value of the Original Series D from $1,000 to $1,116.67. The Amended and Restated Certificate of Designation of the Series D Preferred Stock was filed with the Secretary of the State of Nevada effective as of June 8, 2020.

The holder of the Original Series D approved the amendment to the Original Series D. There is no class or series of stock which is senior to the Original Series D as to the payment of distributions upon dissolution of the Company, and therefore the approval of any other class or series of stock of the Company to the amendments to the Original Series D Preferred Stock Certificate of Designation is not required pursuant to Nevada law.

On the date of the above amendment to the Original Series D Preferred Stock the fair value of the Company’s common stock price was $1.45 which is higher than the effective conversion price of $0.54 that was agreed to on June 5th, 2020. Due to the modification of the Series D Preferred Stock, the Company recorded a deemed dividend of $3,763,591 representing the intrinsic value of $.91 multiplied by the number of common stock shares to be issued upon conversion. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and has an increase to net loss attributable to common stockholders in computing earnings per share

During the three months ended June 30, 2020, the Series D Preferred Stockholders converted 1,890 shares of Series D Preferred Stock and outstanding accrued dividends totaling $233,333 into 3,500,000 shares of common stock at a conversion price of $0.54. As of June 30,2020, and December, 31, 2019, accumulated accrued dividends totaled $0 and $163,555, respectively, as presented on the condensed interim consolidated balance sheets.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

 Series E Preferred Stock

On April 7, 2020 the Company entered into a Securities Purchase Agreement with Alpha, pursuant to the terms of the Agreement, the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which the Company received net proceeds of $1,010,000. The Preferred Stock has liquidation rights senior to the common stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Conversion Shares and common stock underlying warrants currently owned by Alpha.

On the date that the Series E Preferred Stock was consummated the fair value of the Company’s common stock price was $0.37 which is higher than the effective conversion price of $0.25 that was agreed to on April 7th, 2020. As a result, the Company recognized a beneficial conversion feature (“BCF”) of $378,240 on 788 of Preferred Shares representing the intrinsic value of $.12 multiplied by the number of common stock shares to be issued upon conversion. The remaining amount of 262 shares was repurchased as described below. The discount to the Series E Preferred Stock resulting from the BCF has been presented as an increase to net loss attributable to common stockholders in computing earnings per share.

On May 11, 2020, we entered into a Securities Purchase Agreement for the sale of common stock as described above with Alpha whereby we agreed to repurchase 262 shares of Series E Preferred Stock with the proceeds from the new issuance. The repurchase of the Preferred Series E Stock was convertible into 1,048,000 shares of common stock at a repurchase price of $1.06 per share. The Company has increased net loss available to common stockholders’ in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over it’s carrying value totaling $848,880.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Options

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

On July 15, 2020 the Company held its 2020 annual meeting of stockholders and approved a proposal to increase the number of shares of common stock reserved for issuance under the Plan from 3,000,000 to 4,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Plan in any single calendar year shall be $500,000.

During the six months ended June 30, 2020, the Company issued options to purchase 296,167 shares of common stock, in the aggregate, to directors and employees of the Company at the fair value exercise price ranging from $0.41 to $1.27 per share expiring on dates between March 30, 2025 and June 29, 2025. The Company determined the fair-market value of the options to be $177,402. In connection with the issuance of these options to employees and directors, the Company recognized $2,686 in stock compensation expense for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company recognized $9,636 and $64,271, respectively, in stock compensation expense in connection with options issued to employees and directors.

During the six months ended June 30, 2019, the Company issued options to purchase 602,000 shares of common stock, in the aggregate, to directors and employees of the Company at the fair value exercise price ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $166,756. In connection with the issuance of these options to employees and directors, the Company recognized $14,545 and $16,488, respectively in stock compensation expense for the three and six months ended June 30, 2019.

The fair value of options granted during the six-month periods ending June 30, 2020 and 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the six months ended June 30, 2020 were as follows:

June 30, 2020
Dividend yield	0.00%
Expected life	3.5 Years
Expected volatility	90.09%
Risk-free interest rate	0.29%

A summary of the options activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,480,470	$0.39	6.28	$378,111
Granted	296,167	0.99	4.95	—
Exercised/Forfeited	(226,250)	1.65	—	—
Outstanding at June 30, 2020	2,550,387	0.35	5.91	$2,162,940
Exercisable at period end	1,609,175	$0.22	5.69	$1,559,751

For options granted during the six months ended June 30, 2020, the fair value of the Company’s stock was based upon the close of market price on the date of grant. As of June 30, 2020, the future expected stock-based compensation expense to be recognized in future years is $333,199, through June 30, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2020 (for outstanding options), less the applicable exercise price.

A summary of the options activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93	$409,678
Granted	602,000	0.41	8.08	—
Exercised/Forfeited	(70,438)	0.49	—	—
Outstanding at June 30, 2019	2,025,720	0.44	6.97	215,883
Exercisable at period end	1,218,544	$0.34	6.57	$208,659

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

 Note 8 – Warrants to Purchase Common Stock

All warrants outstanding as of June 30, 2020 are scheduled to expire between June 25, 2021 and October 31, 2024.

A summary of activity related to warrants for the six months ended June 30, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Issued	2,455,476	1.35	1.00
Exercised	(3,703,703)	0.25	—
Outstanding at June 30, 2020	3,283,697	1.39	1.71
Exercisable at June 30, 2020	3,283,697	1.39	1.71

A summary of activity related to warrants for the six months ended June 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	4.56
Outstanding at June 30, 2019	4,531,924	0.72	4.56
Exercisable at June 30, 2019	4,531,924	0.72	4.56

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases office space located at 117 South 4th Street, Neodesha, Kansas 66757. This serves as the corporate headquarters and manufacturing facility. The facility is 4,000 square feet at a cost of $500 per month. This lease terminated on September 30, 2019 but has a year-to-year option to renew upon approval by the city commission of Neodesha. The Company has exercised its option and has been approved to renew the lease through September 30, 2020 at a monthly cost of $600 per month.

The Company has a lease for offices in Boulder, Colorado for $2,000 a month. The Company renewed the lease on May 31, 2019 until December 31, 2020 on a month-to-month basis with an option to terminate at any time with a 30-day prior notice period.

Total rent expense was $15,300 and $15,000 for the six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses on the statements of operations.

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

The Consultant was also previously engaged by the Company between March 2015 and August 2016 to provide consulting services. In addition, the Consultant also holds as of June 30, 2020, options to purchase 207,055 shares of the Company’s common stock, exercisable until January 14, 2021 at an exercise price of $0.06 per share.

On October 31, 2019, the consulting agreement with the Consultant was terminated as a result of the Company no longer needing these services to be provided by an outside consultant. During the term of the agreement, the Company paid to the Consultant (i) $25,000 per month for six months and issued (ii) 500,000 restricted shares of common stock at the execution of the agreement. The agreement also provided for the issuance of up to an additional 2,500,000 shares of restricted common stock upon the achievement of milestones that were to be determined by the Company and the Consultant during the term of the agreement. There are no early termination penalties incurred as a result of the termination of the consulting agreement. The Consultant may still be entitled to receive the shares after termination of the Agreement, if the achievement of milestones that commenced during the term of the Agreement are completed.

On June 30, 2020, the Company issued an additional 250,000 shares of its common stock to the Consultant as part of its compensation for services. The Company recognized a total of $297,500 of expense at a fair value of $1.19 per share within professional fees related to these issuances.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 9 – Commitments and Contingencies – Continued

Founder Leak-Out Agreement

On April 7, 2020, as a condition to the consummation of the Series E Preferred Agreement, the Company entered into a Leak-Out Agreement with Mr. Bret Chilcott, founder and former director and President of the Company, and Alpha with respect to the shares Mr. Chilcott beneficially owns. The restriction on the disposition of the shares is for a period of seven months from the date of the closing of the Agreement. Thereafter, for a period of an additional six months, Mr. Chilcott may sell no more than $25,000 per calendar month of shares of Company common stock.

Approval of Compensation by Compensation Committee

Mr. Barrett Mooney and Mr. Brett Chilcott resigned from their roles with the Company, effective May 5, 2020. Mr. Mooney now serves as Chairman of the Board, and Mr. Chilcott no longer serves as management of the Company.

On April 16, 2020 the Compensation Committee agreed to the following terms:

Mr. Barrett Mooney:

Mr. Mooney was entitled to receive his current salary and benefits between the dates of March 6, 2020 and April 4, 2020. In addition, Mr. Mooney will be paid $50,000 in cash, $25,000 of which was paid in a lump sum in April 2020 and the balance will be paid in equal installments over a six-month period beginning on May 5, 2020. Mr. Mooney will remain eligible to receive bonuses of up to $15,000, as approved by the Board of Directors based on certain revenue and operational targets being achieved. Commencing May 5, 2020 when he accepted the appointment as Chairman of the Board, Mr. Mooney is entitled to receive (i) a quarterly grant of 16,500 stock options at the fair market value of the stock on the issuance date, vesting over two years and exercisable for a period of five years; and (ii) reimbursement for travel expenses. Mr. Mooney has agreed to also provide the Company with consulting services, as needed, at a fixed price of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses.

Mr. Bret Chilcott:

Mr. Chilcott is entitled to receive a base annual salary of $140,000, plus benefits, for the twelve-month period commencing May 5, 2020 and ending May 4, 2021. Subsequent to May 4, 2021, Mr. Chilcott will provide the Company with consulting services, as needed, at a fixed fee of $4,500 per month on a month-to-month basis plus reimbursement of travel expenses.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 9 – Commitments and Contingencies – Continued

2020 Executive Compensation Plan

The Compensation Committee also approved a 2020 Executive Compensation Plan for Nicole Fernandez-McGovern, the Chief Financial Officer and EVP of Operations, and the new Chief Executive Officer the Company expected to hire. The Plan is as follows, with the Cash Bonus, Option and Restricted Stock Units (RSUs) components to be dependent upon achieving certain to-be-determined financial and operational milestones:

	Chief Executive Officer	Chief Financial Officer/ EVP of Operations
Annual Salary	$250,000	$200,000
Cash Bonus	$50,000	$30,000
Stock Options (Quarterly Grants)	15,000	15,000
RSUs	150,000	125,000

Appointment of Chief Executive Officer and Compensatory Arrangements

On April 28, 2020, the Company extended an offer of employment that was accepted by Mr. Michael Drozd to serve as the Company’s new Chief Executive Officer. Mr. Drozd officially joined the Company on May 18, 2020. The Company previously announced that Mr. Barrett Mooney would resign from his role as Chief Executive Officer effective as of May 5, 2020, but would remain with the Company as Chairman of the Board thereafter. From May 5, 2020 through May 18, 2020, Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, served as Interim Chief Executive Officer until Mr. Drozd officially commenced his new role on May 18, 2020. Ms. Fernandez-McGovern did not receive any additional compensation for serving as Interim Chief Executive Officer.

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

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 10 — Related Party Transactions

The following reflects the related party transactions during the six months ended June 30, 2020 and 2019.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three and six months ended June 30, 2020, Premier Financial Filings provided services to the Company resulting in fees of $9,344 and $11,949, respectively recorded in general and administrative costs. There are no payables due to Premier Financials Filings as of June 30, 2020.

The Company contracted external fractional CTO services to a firm whereby one of our board members is currently a shareholder. For the three and six months ended June 30, 2020 the Company paid $42,700 and $61,000 in fees, respectively recorded in professional fess. No expenses related to these services were incurred in 2019. Also, there are no payables due to this company as of June 30, 2020.

Note 11 – Subsequent Events

Preferred D Share Conversions

During the month of July 2020, Alpha converted the remaining 110 Preferred Series D shares at a stated value of $1,116.67 into 227,470 shares of common stock at a conversion price of $0.54.

Pre-Funded Warrant Conversions

On July 7, 2020, Alpha exercised 1,956,236 of Pre-Funded warrants into 1,956,236 shares of common stock at a conversion price of $0.001.

Warrant Conversions

During the month of July 2020, Alpha converted 1,950,000 warrants into 1,950,000 shares of common stock at a conversion price of $1.35. The Company received cash proceeds of $2,632,500 associated with exercise of the warrants.

Option Exercises

During the month of July 2020, the Company had conversions of options into 354,954 shares of common stock at a conversion price of $0.06.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 11 – Subsequent Events -Continued

Approval of Compensation by Compensation Committee

On July 20, 2020, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved a change in the compensation of the directors and of Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer and EVP of Operations. The Compensation Committee engaged Albeck to perform an independent third party study of compensation to assess if the Company’s compensation of its Board and its executive officers is in line with the industry averages.

As a result of the study, and upon the recommendation of the Compensation Committee, the Board approved:

1) an increase in Ms. Fernandez-McGovern’s annual salary from $200,000 to $220,000 and an increase in quarterly stock options from 12,500 to 15,000. In addition to the previously approved 2020 bonus structure, Ms. Fernandez-McGovern was awarded an additional performance based bonus of $40,000, equal to 20% of her current salary; and

2) a cash component for director compensation in the amount of $60,000 per year payable quarterly and an increase in quarterly stock options from 16,500 to 25,000. The approved compensation is retroactive to July 1, 2020.

As previously disclosed in an amendment to the Current Report on Form 8-K filed on April 20, 2020, Mr. Barrett Mooney, who is currently the Chairman of the Board, receives a monthly fee for consulting services he provides to the Company, which is outside of his role as Chairman of the Board. Mr. Mooney’s consulting fee has been increased to $10,000 per month commencing on August 1, 2020.

Security Purchase Agreement

On August 4, 2020, the Company, and Alpha entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to Alpha in a registered direct offering 3,355,705 shares of common stock, par value $0.001, and warrants to purchase up to 2,516,778 shares of common stock at an exercise price of $3.30 per share (the “Warrants”), and received net proceeds of $9,900,000 after issuance costs. Upon exercise of the Warrants in full by the Investor, the Company would receive additional gross proceeds of approximately $8,305,367. The shares of common stock underlying the Warrants are referred to as “Warrant Shares.”

The purchase price for each share of common stock and warrants is $2.98. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The Shares, the Warrants and the Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Note 11 – Subsequent Events –Continued

Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which the Company’s common stock is traded at the time is greater than $5.00 (adjusted for any subsequent stock splits or similar capital adjustments) for ten consecutive trading days, the Company may issue such securities at not less than $5.00 per Common Stock Equivalent. In addition, the Company’s executive officers and directors agreed that they shall not sell (or hedge in any manner) any of their shares of the common stock for a period ending September 7, 2020. Alpha has a right from the date of the Purchase Agreement until December 31, 2020, to participate in a subsequent financing by the Company or any of its Subsidiaries of common stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of common stock following the exercise of such Warrant. The Warrant is for a ten-month term and is not exercisable for the first six months.

Lease

 On August 3, 2020 (the “Effective Date”), the Company entered into a lease agreement (the “Wichita Lease”) with U.S. Business Centers, L.L.C. (the “Landlord”) with an expected commencement date of November 1, 2020 (the “Commencement Date”) and expected expiration date of October 31, 2023 unless the Wichita Lease is sooner terminated or extended. The Wichita Lease premises include approximately 12,000 square feet, located at 8833 E. 34th Street, Wichita, Kansas 19103 (the “Leased Premises”). The aggregate estimated rent payments due over the initial three-year term of the Wichita Lease is $297,000. The Company will post a security deposit in the amount of $9,720.

The Landlord may grant the Company the option to extend the term of the Wichita Lease for an additional 36 months (the “Option Term”). The aggregate estimated rent payments due over the Option Term of the Wichita Lease would be $314,640.

In addition, the Landlord grants the Company the right to take occupancy of the Leased Premises rent free, beginning on September 1, 2020. The Company expects to use the Leased Premises as its new corporate headquarters and base of operations for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and drone-related equipment.

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

Company Overview

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, providing new utility to UAVs, we pioneer and innovate advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, our daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. We have spent ten years serving customers, covering more than two million acres in 50 countries monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

In the first half of 2019, we introduced HempOverview, a scalable, responsive and cost-effective Software-as-a-Solution (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture, growers and processors – a solution that provides users with what we believe is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

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

Central to our long-term growth strategy, we will continue to identify opportunities to leverage our proprietary technological platform and industry expertise to penetrate new, high growth market sectors that may benefit from our advanced aerial imagery-based data collection and analytics solutions.

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

AgEagle’s proven expertise in manufacturing rugged, reliable and professional grade UAVs makes us a logical partner for designing, manufacturing and testing drone platforms in the fast growing package delivery market – a market forecasted by Research and Markets will climb to $11.2 billion by 2022 and subsequently rise to $29.06 billion by 2027. The anticipated growth of the industry is expected to be largely fueled by the high usage of drones in the ecommerce industry for delivery of products in rural areas, where automotive transport vehicles cannot readily reach or where deliveries take longer time to arrive.

In September 2019, we announced that we were actively pursuing expansion opportunities within the Drone Logistics and Transportation market, and reported that we had received our first purchase order from a major unnamed ecommerce company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas. AgEagle is currently working in close collaboration with this new customer on its tethered test flight operations and ongoing development. In association with the initial purchase order, AgEagle recorded its first revenues in the second half of 2019 and had recognized additional revenues from the project in the first quarter of 2020.

In the second quarter of 2020, we announced that we had received follow-on purchase orders from the ecommerce company client relating to the continued manufacture and assembly of drones used for the testing and refining of client’s commercial drone small delivery vehicles, systems and operations currently in development. Due to the impact of the global COVID-19 pandemic and the resulting delivery delays of components ordered from certain suppliers for this project, revenues associated with these purchase orders will be reported in the third quarter, ending September 30, 2020. It is our belief that we will continue to perpetuate and enhance our relationship with this customer on a moving-forward basis.

Our Unmanned Aerial Vehicles Business

Our first commercially available product was the AgEagle Classic, which was followed shortly thereafter by the RAPID System. As we improved and matured our product, we launched the RX-60 and subsequently our current UAV product, the RX-48. The success AgEagle has achieved with its legacy products, which we believe has carried over into the continued improvement of the RX-60 and RX-48, stems from AgEagle’s ability to invent and deliver advanced solutions utilizing its proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently. Our core technological capabilities, developed over five years of research and innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high-end software that automates drone flights and provides geo-referenced data. All of AgEagle’s proprietary UAVs are electrically powered, weigh approximately six pounds fully loaded, are capable of flying over approximately 400 acres (roughly 60 minutes of airtime) per flight from their launch location, and are configured to carry a camera with an NIR filter that uses near infrared images to capture crop data. Our leadership believes that these characteristics make its UAVs well suited for providing a complete aerial view of a farmer’s field to help precisely identify crop health and field conditions faster than any other method available.

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

In November, 2019, AgEagle announced that the Florida Department of Agriculture and Consumer Services (“FDACS”) had chosen the HempOverview solution to manage its online application submission and registration process for hemp growers and their farms and hemp fields in the State of Florida for the years 2020, 2021 and 2022. In addition, the Company has entered discussions with several other states across the nation, as well as with certain growers and processors, and expects to announce additional new HempOverview clients in 2020.

HempOverview focuses on simultaneously collecting data, analyzing field-related problems and providing readily accessible analysis and reporting for achieving and sustaining end-to-end visibility and best management practices for the growing industrial and CBD hemp supply chain.

FarmLens Platform

Our FarmLens platform has benefitted us and our shareholders by developing important vertically integrated products and services with our drone-enabled software technologies. FarmLens is a subscription cloud analytics service that processes data, primarily collected with a drone, such as those produced by AgEagle, and makes such data actionable by farmers and agronomists. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly. The FarmLens platform extends AgEagle’s reach as a business through key partnerships.

Growth Strategy

We are actively engaged in implementing our refined and focused growth strategy centered on achieving three key objectives:

1)	Optimizing our HempOverview and FarmLens technology platforms in state and tribal government and commercial agriculture markets;
2)	Expanding our contract manufacturing, assembly, design, engineering and testing operations focused on drones, drone subcomponents and drone-related equipment for our clients; and

Pursuing strategic opportunities to expand our offering of proprietary products, services and solutions in the emerging drone market through mergers/acquisitions, research collaborations and strategic business partnerships.

Key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to capitalize on in the coming year.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture, including the Drone Logistics and Transportation market. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for the aerial imaging and data collection and analytics needs involved in land surveying and scanning, insurance, inspections and search and rescue operations, among other industrial applications. As of today, we manufacture all of our proprietary and contracted products at our secure manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S., which is of particular importance to those AgEagle customers who rely on confidentiality and protection of trade secrets in the development of their drone package delivery initiatives. We have announced that we will be relocating our Neodesha-based manufacturing operations to a facility in Wichita, Kansas, providing us with ample room for the planned scaling of our contract manufacturing, assembly, design, engineering and testing business.

●	Deliver new and innovative solutions for the agriculture and other emerging commercial drone markets. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture and drone package delivery. The Company may investigate and pursue opportunities outside of agriculture and drone package delivery as we continue to expand and grow the AgEagle platform. We are confident in the UAV products, services and solutions we offer today and believe that these products, services and solutions could provide other industries the same kind of optimization we are currently providing the agriculture and emerging drone package industry. These industries have yet to be identified by the AgEagle team but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue, among others.

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

During the six months ended June 30, 2020, in addition to complying with ’shelter at home’ mandates in those states affecting our employees, most of whom worked virtually from their homes, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our large ecommerce client. As a consequence, revenues originally expected to be reported in the second quarter 2020 will be reported in our third quarter 2020 results.

See Note 2 in the accompanying unaudited condensed interim consolidated financial statements for a listing of our critical accounting policies.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, accounting for stock-based awards, and income taxes. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for

Results of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, we recorded revenues of $16,325 compared to revenues of $20,176 for the same period in 2019, a 19% decrease. The decrease for this quarter in comparison to the prior quarter was as a result of less drone related sales that were not completed as intended due to vendor delays impacted by COVID-19 shut-downs. For the six months ended June 30, 2020, we recorded revenues of $407,605 compared to revenues of $66,169 for the same period in 2019, a 516% increase. The increase was largely due to new revenues derived from purchase orders to manufacture and assemble drones and related drone delivery products designed to meet specific criteria for package delivery in urban and suburban area. In addition, revenue growth was also positively impacted by continued focus on expansion of our platforms, providing for aerial imaging and analytics solutions which serve new and emerging markets including registration, oversight and compliance of hemp fields by state departments of agriculture.

For the three months ended June 30, 2020 and 2019, cost of sales totaled $15,030 and $19,200, respectively, a decrease of $4,170 or 22%. Costs of sales totaled $188,633 and $53,148, for the six months ended June 30, 2020 and 2019, respectively, reflecting an increase in our cost of goods sold of 255%.

We also had gross profit of $1,295, or 8%, during the three months ended June 30, 2020 compared to $976, or 5%, for the comparable period in 2019, resulting in an increase in our profit margin in the current period. For the six months ended June 30, 2020 and 2019, we had a gross profit of $218,972 or 54% and $13,021 or 20%, respectively, an increase in our profit margins of 1,582%. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve.

We recorded total operating expenses of $1,256,663 during the three months ended June 30, 2020, a 70% increase as compared to operating expenses of $740,239 in the same period of 2019. Our operating expenses are comprised of general and administrative costs, professional fee and selling costs. General and administrative expenses totaled $721,705 in the three months ended June 30, 2020 compared to $440,772 in 2019, an increase of 64%. The increase was due primarily to recruiting fees associated with search for new CEO, financial services costs related to capital raising activities and public relations services. Professional fees totaling $532,406 for the three months ended June 30, 2020 increased due to consulting services and stock based compensation associated with GreenBlock Capital agreement, additional legal expenses as a result of capital raising activities, fractional CTO services and business development costs required to expand our growth opportunities compared to $289,673 in 2019. Lastly, included in operating expenses was selling costs that decreased 74% to $2,552 versus $9,794 in the prior comparable period due to less travel and conference expenses for the purposes of new business development as a result of COVID-19.

We recorded total operating expenses of $1,877,613 and $1,317,287, respectively, for the six months ended June 30, 2020 and 2019, a 43% increase. Our operating expenses are comprised of general and administrative costs, professional fees and selling costs. For the six months ended June 30, 2020 and 2019, we recorded $1,161,066 and $911,096 in general and administrative expenses, respectively, resulting in a 27% increase. The increase is mainly due to due to recruiting fees associated with search for new CEO, financial services costs related to capital raise activity, public relations services and additional payroll costs for new and existing employees. Professional fees also increased 85% as we had $703,904 of expenses for the current period versus $379,693 in the comparable prior period. The increase was mainly due to consulting services associated and stock based compensation with GreenBlock Capital agreement, additional legal expenses as a result of capital raising activities, fractional CTO services and business development costs required to expand our growth opportunities Lastly, included in operating expenses was selling costs that decreased 52% to $12,643 versus $26,498 in the prior comparable period due to less travel and conference expenses for the purposes of new business development as a result of COVID-19.

There were no other expenses recorded during the three and six months ended June 30, 2020 and 2019.

Interest expense for the three months ended June 30, 2020 and 2019 was $0 and $39, respectively; and $0 and $501, for the six months ended June 30, 2020 and 2019, respectively.

Our net loss was $1,255,368 and $739,302 for the three months ended June 30, 2020 and 2019, respectively and $1,658,641 and $1,304,767, for the six months ended June 30, 2020 and 2019, respectively. Overall, the increase in net loss is due to an increase in our operating costs as a result of the shifts in our sales and long-term growth strategies. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in domestic industrial hemp and sustainable agriculture and growing our drone-enabled package delivery business.

For the three months ended June 30, 2020 and 2019, our net loss available to common stockholders increased to $10,326,250 from $779,746, respectively, due to non-cash charges stemming from required deemed dividend accounting for modifications to certain preferred stock, redemption of preferred stock and the trigger of down round provisions on certain preferred stock and warrants. For the same reasons, our net loss available to common stockholders for the six-month period ended June 30, 2020 and 2019 increased to $10,769,968 and $1,385,211, respectively.

Cash Flows

June 30, 2020 Compared to December 31, 2019

Cash on hand was $12,907,713 at June 30, 2020 compared to the $717,997 at December 31, 2019, an increase of $12,189,716. Cash used in operations for the six months ended June 30, 2020 was $(710,679) compared to $(958,893) of cash used in operations for the six months ended June 30, 2019. The decrease in cash used in operating activities was driven largely by payments received from revenue that was deferred as a contract liability offset by purchases of inventories associated with this project.

There was $(6,173) cash used in our investing activities during the six months ended June 30, 2020 as compared to $(34,562) used in investing activities during the six months ended June 30, 2019. The decrease in cash used in our investing activities resulted from a reduction in the purchase of property and equipment.

Cash provided in financing activities during the six months ended June 30, 2020 was $12,906,568 compared to cash used in financing activities of $(40,998) as of June 30, 2019. The increase in cash provided by our financing activities was due to sales of our preferred stock, common stock and warrants and promissory note proceeds as part of Coronavirus Aid, Relief and Economic Security Act’s Paycheck Protection Plan (PPP).

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $12,426,570 and a loss from operations of $1,658,641 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations, will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

 On April 7, 2020 we entered into a Securities Purchase Agreement with an institutional investor, pursuant to the terms of the Agreement, the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which we received net proceeds of $1,010,000. The Preferred Stock has liquidation rights senior to the common stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.We also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Conversion Shares and common stock underlying warrants currently owned by the Purchaser.

On May 11, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor and existing Company shareholder (the “Investor”) pursuant to which we agreed to sell to the Investor in a registered direct offering 2,400,000 shares of common stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of common stock, for gross proceeds of approximately $6 million. The purchase price for each share of common stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of our Series E Preferred Stock, convertible into 1,048,000 shares of common stock currently held by the Investor at a repurchase price of $1.06 per share of common stock. We expect to use the balance for working capital and general corporate purposes.

Pursuant to the terms of the Purchase Agreement, we agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, where we will not issue (or enter into any agreement to issue) any shares of common Stock or common Stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the common stock issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis in certain circumstances.

On June 24, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with an Investor pursuant to which we agreed to sell to the Investor in a registered direct offering 4,407,400 shares of common stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of common stock, and warrants to purchase up to 2,455,476 shares of common stock at an exercise price of $1.35 per share (the “Warrants”), for gross proceeds of $7 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956.24). Upon exercise of the Warrants in full by the Investor, we will receive additional gross proceeds of $3,314,892.60. The shares of common stock underlying the Pre-Funded Warrants and the Warrants are referred to as “Warrant Shares.”

The purchase price for each share of common Stock is $1.10 and the purchase price for each Pre-Funded Warrant is $1.099. The exercise price for each Pre-Funded Warrant is $0.001. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The Shares, Pre-funded Warrants, Warrants and Warrant Shares are being offered by us pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the Purchase Agreement, we agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, we will not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which our common stock is traded at the time is greater than $1.90 (adjusted for any subsequent stock splits or similar capital adjustments) for five consecutive trading days, we may issue such securities at not less than $1.90 per common stock Equivalent. The Investor has a right from the date of the Purchase Agreement until December 31, 2020 to participate in a subsequent financing by us or any of its Subsidiaries of common stock or common stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the Prefunded Warrants and the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of common stock following the exercise of such Pre-Funded Warrant or Warrant.

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

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

We have no material contractual obligations.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AgEagle Aerial Systems, Inc.

By:	/s/ J. Michael Drozd
J. Michael Drozd
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2020