Form 10-Q
period 2020-09-30
AgEagle Aerial Systems Inc.
filed 2020-11-13
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-36492

AGEAGLE AERIAL SYSTEMS INC.

(Exact name of registrant issuer as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8863 E. 34th Street North
Wichita, Kansas 67226
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common stock, $.001 par value	57,980,377

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

(Unaudited)

	As of
	September 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$24,693,417	$717,997
Accounts receivable	—	65,833
Inventories, net	158,389	221,167
Prepaid and other current assets	120,537	124,163
Total current assets	24,972,343	1,129,160

Property and equipment, net	93,658	37,776
Intangible assets, net	405,865	520,573
Goodwill	3,108,000	3,108,000
Total assets	$28,579,866	$4,795,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$158,353	$57,432
Accrued expenses	43,468	36,416
Accrued dividends	—	163,555
Contract liabilities	127,791	264,472
Promissory note	107,439	—
Total current liabilities	437,051	521,875
Total liabilities	437,051	521,875

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 25,000,000 shares authorized:
Preferred stock, Series C convertible, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at September 30, 2020 and 3,501 at December 31, 2019	—	4
Preferred stock, Series D, $0.001 par value, 2,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and 2,000 at December 31, 2019	—	2
Common stock, $0.001 par value, 250,000,000 shares authorized, 57,881,002 and 15,424,394 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	57,881	15,424
Additional paid-in capital	46,335,395	12,456,989
Accumulated deficit	(18,250,461)	(8,198,785)
Total stockholders’ equity	$28,142,815	$4,273,634
Total liabilities and stockholders’ equity	$28,579,866	$4,795,509

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$750,325	$41,616	$1,157,930	$107,785
Cost of sales	430,683	32,728	620,196	85,875
Gross Profit	319,642	8,888	537,734	21,910

Operating Expenses:
Selling	16,242	23,302	32,751	52,108
General and administrative	626,605	396,432	1,782.926	1,305,221
Professional fees	254,532	152,192	958,436	531,885
Total Operating Expenses	897,379	571,926	2,774,113	1,889,214
Loss from Operations	(577,737)	(563,038)	(2,236,379)	(1,867,304)

Other Expenses:
Loss on disposal of property and equipment	(594)	—	(594)	—
Interest expense	(275)	—	(275)	(501)
Total Other Expenses	(869)	—	(869)	(501)
Loss Before Income Taxes	(578,606)	(563,038)	(2,237,248)	(1,867,805)
Provision for income taxes	—	—	—	—
Net Loss	$(578,606)	$(563,038)	$(2,237,248)	$(1,867,805)

Deemed dividend on Series C Preferred stock and Series D warrants	—	—	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	—	—	(3,763,591)	—
Deemed dividend on issuance and repurchase of Series E Preferred stock	—	—	(1,227,120)	—
Series D Preferred stock dividends	—	(40,889)	(69,778)	(121,333)

Net Loss Available to Common Stockholders	(578,606)	(603,927)	(11,348,575)	(1,989,138)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.04)	$(0.33)	$(0.14)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	55,380,250	15,174,394	34,722,816	14,523,838

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND NINE Months Ended SEPTEMBER 30, 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Conversion of Series C Preferred stock	(189)	(1)	—,	—	—	—	350,000	350	(349)	—	—
Purchase of acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Dividend on Series D Preferred stock	—	—	—	—	—	—	—	—	(40,445)	—	(40,445)
Stock-based compensation expense	—	—	—	—	—	—	—	—	54,635	—	54,635
Net loss	—	—	—	—	—	—	—	—	—	(403,273)	(403,273)
Balance as of March 31, 2020	3,312	3	2,000	2	—	—	15,610,019	15,610	12,470,994	(8,602,058)	3,884,551
Conversion of Series C Preferred stock	(3,312)	(3)	—	—	—	—	13,247,984	13,248	(13,245)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(1,890)	(2)	—	—	3,500,000	3,500	200,502	—	204,000
Conversion of Series D warrants	—	—	—	—	—	—	2,947,739	2,948	(2,948)	—	—
Issuance of Series E Preferred stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—
Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D preferred stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	6,807,400	6,807	12,889,935	—	12,896,742
Sale of Common stock from conversion of warrants	—	—	—	—	—	—	3,260,377	3,260	7	—	3,267
Issuance of Common stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Exercise of options	—	—	—	—	—	—	33,758	34	(34)	—	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	84,752	—	84,922
Net loss	—	—	—	—	—	—	—	—	—	(1,255,368)	(1,255,368)
Balance at June 30, 2020	—	—	110	—	—	—	48,979,277	48,979	33,637,610	(17,671,855)	16,014,734
Conversion of Series D Preferred stock and accrued dividends	—	—	(110)	—	—	—	635,815	636	(636)	—	—
Sales of Common stock from exercise of warrants	—	—	—	—	—	—	3,906,236	3,906	2,630,550	—	2,634,456
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	3,355,705	3,356	9,896,644	—	9,900,000
Exercise of options	—	—	—	—	—	—	1,003,969	1,004	46,396	—	47,400
Stock-based compensation expense	—	—	—	—	—	—	—	—	124,831	—	124,831
Net Loss	—	—	—	—	—	—	—	—	—	(578,606)	(578,606)
Balance at September 30, 2020	—	$—	—	$—	—	$—	57,881,002	$57,881	$46,335,395	$(18,250,461)	$28,142,815

AGEAGLE AERIAL SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THREE AND NINE Months Ended SEPTEMBER 30, 2019

(Unaudited)

	Par $ .0001 Preferred Stock Series B Shares	Preferred Stock Series B Amount	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	—	$—	4,662	$5	2,000	$2	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C	—	—	(1,026)	(1)	—	—	1,900,000	1,900	(1,899)	—	—
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Stock-based compensation expense	—	—	—	—	—	—	—	—	60,920	—	60,920
Net loss	—	—	—	—	—	—	—	—	—	(565,465)	(565,465)
Balance as of March 31, 2019	—	—	3,636	4	2,000	2	14,449,394	14,449	12,190,195	(6,241,556)	5,963,194
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,444)	—	(40,444)
Additional shares issued for acquisition	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of Common stock for consulting services	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Stock-based compensation expense	—	—	—	—	—	—	—	—	84,467	—	84,467
Net loss	—	—	—	—	—	—	—	—	—	(739,302)	(739,302)
Balance as of June 30, 2019	—	—	3,636	4	2,000	2	15,174,394	15,174	12,424,093	(6,980,858)	5,458,415
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(40,889)	—	(40,889)
Share compensation period costs	—	—	—	—	—	—	—	—	71,988	—	71,988
Net loss	—	—	—	—		—	—	—	—	(563,038)	(563,038)
Balance as of September 30, 2019	—	$—	3,636	$4	2,000	$2	15,174,394	$15,174	$12,455,192	$(7,543,896)	$4,926,476

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,237,248)	$(1,867,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	594	—
Depreciation and amortization	128,318	128,682
Stock-based compensation expense	264,389	217,375
Stock issued in exchange for professional services	297,500	190,500
Changes in assets and liabilities:
Accounts receivable	65,833	(8,951)
Inventories	62,778	1,301
Prepaid expenses and other assets	3,626	(30,981)
Contract liabilities	(136,682)	380,119
Accounts payable	100,921	(136,028)
Accrued expenses and other liabilities	7,052	4,528)
Net cash used in operating activities	(1,442,919)	(1,121,260)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(70,086)	(57,715)
Net cash used in investing activities	(70,086)	(57,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) promissory note	107,439	(40,998)
Issuance of Series E Preferred stock	1,010,000	—
Repurchase of Series E Preferred stock	(1,110,880)	—
Sales of common stock, net of issuance cost	22,796,743	—
Sale of common stock from exercise of warrants	2,637,723	—
Exercise of stock options	47,400	—
Net cash provided by (used in) financing activities	25,488,425	(40,998)

Net increase (decrease) in cash	23,975,420	(1,219,973)
Cash at beginning of period	717,997	2,601,730
Cash at end of period	$24,693,417	$1,381,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$462
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B, C, D and E preferred stock into common stock	6,551	1,026
Deemed dividends	$7,884,207	$—

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle” or “the Company”) designs, produces and supports technologically-advanced small, unmanned aerial vehicles (“UAVs” or “drones”). In addition, to providing new utility to UAVs, the Company pioneers and innovates advanced aerial imaging data collection and analytics technologies capable of addressing the impending food and environmental sustainability crises that threaten our planet. Historically, the Company’s daily efforts have focused on delivering the tools and strategies necessary to define and implement commercial drone construction and delivery, along with sustainability and precision farming solutions that solve important problems confronting the global agricultural industry. In fact, AgEagle, has spent ten years serving customers covering more than two million acres in 50 countries and monitoring 53 different crops. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to better farming practices which limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On August 28, 2018, we closed the transaction contemplated by the Asset Purchase Agreement dated July 25, 2018 with AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company; Agribotix, LLC, a Colorado limited liability company (“Agribotix” or the “Seller”); and the other parties named therein. Pursuant to the Asset Purchase Agreement, we acquired all right, title and interest in and to all assets owned by Agribotix, which included Agribotix’s primary product, FarmLens™, utilized in their business for providing integrated agricultural drone solutions and drone-enabled software technologies and services for precision agriculture.

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

In late September 2020, the Company began relocating its headquarters and drone manufacturing operations from Neodesha, Kansas to Wichita, Kansas.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

 The accompanying interim unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, which includes condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of September 30, 2020. Accordingly, the condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of the financial position and results of operations and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019 and included in the Form 10-K filed with the SEC on April 13, 2020. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents – Cash and cash equivalents includes any highly liquid investments with an original maturity of three months or less. The Company held no cash equivalents as of September 30, 2020 or December 31, 2019. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience and other factors, as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of September 30, 2020 and December 31, 2019.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $10,000.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized below:

	Percent of total sales for nine months ended September 30,
Customers	2020	2019
Customer A	94.4%	55.8%
Customer B	—	12.2%

No accounts receivables were due from Customer A or B as of September 30, 2020 and December 31, 2019, respectively.

The table below reflects our revenue for the periods indicated by product mix.

	For the nine months ended September 30,
Type	2020	2019
Drone Assembly and Product Sales	$1,105,971	$84,745
Software Platform Sales	51,959	23,040
Total	$1,157,930	$107,785

Vendor Concentration – As of September 30, 2020, there was one significant vendor that the Company relies upon to perform stitching in its FarmLens platform. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Shipping Costs – Shipping costs for the three months ended September 30, 2020 and 2019 totaled $98 and $240, respectively. For the nine months ended September 30, 2020 and 2019, shipping costs totaled $6,122 and $1,271, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold on the condensed interim statements of operations.

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

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for the periods presented. For the nine-month period ended September 30, 2020, the Company had 3,022,254 warrants, and 2,110,154 options to purchase common stock outstanding. For the nine-month period ended September 30, 2019, the Company had 4,531,924 warrants, 2,270,665 options to purchase common stock, and 3,636 shares of Series C Preferred Stock which were convertible into 6,733,333 shares of common stock.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

In February 2016, FASB issued Account Standards Update 2016-02 – Leases (Topic 842) intended to improve financial reporting of leasing transactions whereby lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this ASU on January 1, 2019 and it did not have a material impact on the Company’s condensed interim consolidated financial statements as the Company currently has no leases with a term of more than twelve months at the time of adoption

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The update simplifies the process for assessing goodwill for impairment. The amended guidance removes the second step that was previously required. Under this ASU, impairment charges to goodwill are based on the excess of a reporting unit’s carrying value to its fair value. ASU 2017-04 is effective for us for the fiscal year ending September 30, 2021, with early adoption permitted for periods beginning after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2019 and applied the guidance to the annual impairment test (see Note 5).

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies – Continued

Pending Adoption

Other recent accounting pronouncements that have been issued or proposed by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements in the near term.

Note 3 – Inventories

Inventories consist of the following at:

	September 30, 2020	December 31, 2019

Raw materials	$92,930	$193,022
Work-in-process	68,350	26,456
Finished goods	7,109	11,689
Gross inventory	$168,389	$231,167
Less obsolete reserve	(10,000)	(10,000)
Total	$158,389	$221,167

Note 4 — Property and Equipment

Property and equipment consist of the following at:

	September 30, 2020	December 31, 2019

Property and equipment	$197,063	$140,758
Less accumulated depreciation	(103,405)	(102,982)
	$93,658	$37,776

Depreciation expense for the three and nine months ended September 30, 2020 was $5,722 and $13,608, respectively; and for the three and nine months ended September 30, 2019, depreciation expense totaled $4,185 and $10,373, respectively, which is included in general and administrative expenses on the condensed interim consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 5 – Intangible Assets

Intangible assets are recorded at cost and consist of assets acquired in 2018 as a result of a business acquisition in 2018. Amortization is computed using the straight-line method over the estimate useful life of the asset. Intangible assets were comprised of the following at September 30, 2020:

Intangible Assets	Estimated Life	Gross Cost	Accumulated Amortization	Net Book Value
Intellectual property/technology	5 yrs.	$433,400	$(180,583)	$252,817
Customer base	5 yrs.	72,000	(30,000)	42,000
Tradenames and trademarks	5 yrs.	58,200	(24,250)	33,950
Non-compete agreement	4 yrs.	160,900	(83,802)	77,098
Carrying value as of September 30, 2020		$724,500	$(318,635)	$405,865

The weighted average remaining amortization period in years is 2.71 years. Amortization expense for the three and nine months ended September 30, 2020 was $38,236 and $114,710, respectively, and $38,236 and $118,309, respectively, for the three and nine months ended September 2019, which is included in general and administrative expenses on the condensed interim consolidated statements of operations.

Future amortization is as follows for fiscal years ending:

	2020 (months remaining)	2021	2022	2023
Intellectual property/technology	$21,670	$86,680	$86,680	$57,786
Customer base	3,600	14,400	14,400	9,600
Tradenames and trademarks	2,910	11,640	11,640	7,760
Non-compete agreement	10,057	40,225	26,817	—
Total	$38,237	$152,945	$139,537	$75,146

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Note 7 – Stockholders’ Equity

Common Stock

Securities Purchase Agreement Dated May 11, 2020

On May 11, 2020, the Company and an institutional investor and existing Company shareholder (the “Investor”) entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 2,400,000 shares of common stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of common stock, for gross proceeds of approximately $6 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $3,267). The purchase price for each share of common stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of the Company’s Series E Preferred Stock, convertible into 1,048,000 shares of common stock currently held by the Investor at a repurchase price of $1.06 per share of common stock (see below). The Company expects to use the balance for working capital and general corporate purposes. The Company increased net loss available to common stockholders’ in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880 as presented on the condensed interim consolidated statements of operations.

Pursuant to the terms of the Purchase Agreement, the Company had agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, the Company did not issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the common stock issuable upon the exercise thereof were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants, and were exercisable on a “cashless” basis in certain circumstances.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Securities Purchase Agreement Dated June 24, 2020

On June 24, 2020, the Company and the Investor entered into a Purchase Agreement pursuant to which the Company agreed to sell to the Investor in a registered direct offering 4,407,400 shares of common stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of common stock, and warrants (the “Warrants”) to purchase up to 2,455,476 shares of common stock at an exercise price of $1.35 per share, for gross proceeds of $7 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956) and net proceeds of $6,950,000 after issuance costs. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of $3,314,892. The shares of common stock underlying the Pre-Funded Warrants and the Warrants are referred to as “June Warrant Shares.”

The purchase price for each share of common Stock is $1.10 and the purchase price for each Pre-Funded Warrant is $1.099. The exercise price for each Pre-Funded Warrant is $0.001. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The Shares, Pre-funded Warrants, Warrants and June Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

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

The exercise price of the Prefunded Warrants and the Warrants and the number of June Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of common stock following the exercise of such Pre-Funded Warrant or Warrant. During the three and nine months ended September 30, 2020 the Company received $2,632,500 in additional gross proceeds associated with exercise of 1,950,000 of the June Warrant Shares into common stock. As of September 30, 2020, 505,476 June Warrant Shares at an exercise price of $1.35 per share remain outstanding.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

Securities Purchase Agreement Dated August 4, 2020

On August 4, 2020, the Company and an institutional investor and existing Company stockholder (the “Investor”) entered into a Purchase Agreement pursuant to which the Company agreed to sell to the Investor in a registered direct offering 3,355,705 shares of common stock and warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share (the “Warrants”), for proceeds of $9,900,000 net of issuance costs of $100,000. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of approximately $8,305,367. The shares of Common Stock underlying the Warrants are referred to as “August Warrant Shares.”

The purchase price for each share of Common Stock is $2.98. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The Shares, the Warrants and the August Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

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

The exercise price of the Warrants and the number of August Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such Warrant. The Warrant is for a ten-month term and is not exercisable for the first six months.

Issuances of Stock and Restricted Stock Units

On April 13, 2020, the Company issued in connection with the 2019 Executive Compensation Plan, 100,000 restricted shares to Mr. Barrett Mooney and 70,000 restricted shares to Ms. Nicole Fernandez-McGovern. The Company recognized a total of $59,500 of expense at a fair value of $0.35 per share within stock compensation expense related to these issuances for the nine months ended September 30, 2020, which is included in general and administrative expenses on the condensed interim consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

On May 18, 2020, the company issued in connection with the commencement of the Chief Executive officer, 100,000 shares of restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. The Company determined the fair-market value of the restricted stock units to be $134,000. In connection with the issuance of these restricted stock units, the Company recognized $33,688 and $49,794 in stock compensation expense for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses on the condensed interim consolidated statements of operations. The remaining unrecognized stock compensation expense of $84,206 will be recognized through May 2021.

On June 30, 2020, the Company issued in connection with a consulting agreement, dated May 3, 2019, 250,000 shares of its common stock to the consulting company as a part of their compensation for services. The Company recognized a total of $297,500 of expense at a fair value of $1.19 per share related to these issuances. within general and administrative costs on the condensed interim consolidated statements of operations. In addition, the Consultant also held options to purchase 207,055 shares of the Company’s common stock that were cashless exercised at a price of $0.06 per share on July 20, 2020 into 201,791 shares of common stock.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

During the month of January 2020, Alpha Capital Anstalt (“Alpha”) converted 189 shares of Series C Preferred Stock into 350,000 shares of common stock at a conversion price of $0.54. During the month of April 2020, Alpha converted 3,312 shares of Series C Preferred Stock into 13,247,984 shares of common stock at a conversion price of $0.25. As of September 30, 2020, no Series C Preferred Stock remain issued and outstanding.

Series D Preferred Stock

On December 27, 2018, the Company entered into a Purchase Agreement with Alpha. Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock by filing a certificate of designation, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company. The Company issued 2,000 shares of Preferred Stock and a warrant to purchase 3,703,703 shares of common stock, par value $0.001 per share (the “Warrant,” and the shares of common stock underling the warrants, the “Series D Warrant Shares”) for $2,000,000 in gross proceeds. The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Series D Warrant Shares.

The Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock (as more fully described below in Item 5.03) and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock.

The Preferred Stock is non-convertible, provides for an 8% annual dividend payable semi-annually and has liquidation rights senior to the common stock, but pari passu with the Company’s Series C Preferred Stock. During the nine months ended September 30, 2020 and 2019, the Company recorded $69,778 and $121,333 of accrued dividends, respectively. As of September 30, 2020, and December 31, 2019, accumulated accrued dividends totaled $0 and $163,555, respectively, as presented on the condensed interim consolidated balance sheets.

The Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Preferred Stock without their consent.

 The Preferred Stock is subject to optional redemption by the Company at 115% of the stated value of the Preferred Stock outstanding at the time of such redemption, plus any accrued but unpaid dividends and all liquidated damages or other amounts due. Any such optional redemption may only be exercised after giving notice and upon satisfaction of certain equity conditions set forth in the Certificate of Designation, including (i) all dividends, liquidated damages and other amounts have been paid; (ii) there is an effective registration statement covering the Series D Warrant Shares, or the Series D Warrant Shares can be exercised through a cashless exercise without restriction under Rule 144, (iii) the Series D Warrant Shares are listed on an exchange, (iv) the holder is not in possession of material, non-public information, (v) there is a sufficient number of authorized shares for issuance of all Series D Warrant Shares, and (vi) for each trading day in a period of 20 consecutive trading days prior to the redemption date, the daily trading volume for the common stock on the principal trading market exceeds $200,000 per trading day.

AGEAGLE AERIAL SYSTEMS, INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series D Warrants whereby the exercise price of the Warrant Shares was adjusted from $0.54 to $0.25 per share (a “Warrant Down Round). Upon the Warrant Down Round being triggered, the Company recognized $208,918 of a deemed dividend for the difference between the fair value of the original warrants right before modification and the fair value of the modified warrants. The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 3.5 years, expected dividend rate of 0%, volatility of 90.0%, and an interest rate of 0.29%. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and as an increase to net loss attributable to common stockholders in computing earnings per share on the condensed interim consolidated statements of operations.

On June 5, 2020, the Company and Alpha entered into a letter agreement whereby they agreed to amend the Original Series D Preferred Stock and terminate the Purchase Agreement. Alpha is a current holder of less than 10% of the Company’s issued and outstanding common stock and has no material relationship with the Company.

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

On the date of the above amendment to the Original Series D Preferred Stock the fair value of the Company’s common stock price was $1.45 which is higher than the effective conversion price of $0.54 that was agreed to on June 5th, 2020. Due to the modification of the Series D Preferred Stock, the Company recorded a deemed dividend of $3,763,591 representing the intrinsic value of $0.91 multiplied by the number of common stock shares to be issued upon conversion. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and has an increase to net loss attributable to common stockholders in computing earnings per share

During the month of June 2020, the Series D Preferred Stockholder converted 1,890 shares of Series D Preferred Stock and all outstanding accrued dividends totaling $233,333 into 3,500,000 shares of common stock at a conversion price of $0.54.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

During the three months ended September 30, 2020, the Series D Preferred Stockholders converted the remaining 110 shares of the Series D Preferred Stock into 635,815 shares of common stock at a conversion price of $0.54 which includes an additional 421,308 of common stock shares to correct conversions that occurred in June 2020 computed using the stated value of $1,000 rather than $1,116.67.

Series E Preferred Stock

On April 7, 2020 the Company entered into a Purchase Agreement with Alpha, pursuant to the terms of the Agreement, the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which the Company received net proceeds of $1,010,000. The Preferred Stock has liquidation rights senior to the common stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Conversion Shares and common stock underlying warrants currently owned by Alpha.

On the date that the Series E Preferred Stock was consummated the fair value of the Company’s common stock price was $0.37 which is higher than the effective conversion price of $0.25 that was agreed to on April 7th, 2020. As a result, the Company recognized a beneficial conversion feature (“BCF”) of $378,240 on 788 of Preferred Shares representing the intrinsic value of $.12 multiplied by the number of common stock shares to be issued upon conversion. The remaining amount of 262 shares was repurchased as described below. The discount to the Series E Preferred Stock resulting from the BCF has been presented as an increase to net loss attributable to common stockholders in computing earnings per share on the condensed interim consolidated statements of operations.

On May 11, 2020, the Company entered into a Purchase Agreement for the sale of common stock as described above with Alpha whereby we agreed to repurchase 262 shares of Series E Preferred Stock with the proceeds from the new issuance. The repurchase of the Preferred Series E Stock was convertible into 1,048,000 shares of common stock at a repurchase price of $1.06 per share. The Company increased its net loss available to common stockholders’ in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

During the nine months ended September 30, 2020, the Company issued options to purchase 481,167 shares of common stock, in the aggregate, to directors and employees of the Company at the fair value exercise price ranging from $0.41 to $3.10 per share expiring on dates between February 23, 2025 and September 29, 2025. The Company determined the fair-market value of the options to be $439,530. In connection with the issuance of these options to employees and directors, the Company recognized $26,575 and 29,262 in stock compensation expense for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company recognized $64,248 and $125,833, respectively, in stock compensation expense in connection with options previously issued to employees and directors in the prior years.

During the nine months ended September 30, 2019, the Company issued options to purchase 1,054,000 shares of common stock, in the aggregate, to directors and employees of the Company at the fair value exercise price ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $248,761. In connection with the issuance of these options to employees and directors, the Company recognized $15,873 and $32,362, respectively in stock compensation expense for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the Company recognized $56,115 and $185,014, respectively, in stock compensation expense in connection with options previously issued to employees and directors in the prior years.

The fair value of options granted during the nine-month periods ending September 30, 2020 and 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 using the average of vesting period and contractual term. . The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

The significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2020 were as follows:

September 30, 2020
Dividend yield	0.00%
Expected life	3.5 Years
Expected volatility	89.19 to 90.09%
Risk-free interest rate	0.16 to 0.29%

A summary of the options activity for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,480,470	$0.39	6.28	$378,111
Granted	481,167	1.52	4.75	—
Exercised/Forfeited	(851,483)	0.53	—	—
Outstanding at September 30, 2020	2,110,154	0.59	5.67	$3,605,844
Exercisable at period end	1,156,062	$0.31	5.89	$2,276,254

For options granted during the nine months ended September 30, 2020, the fair value of the Company’s stock was based upon the close of market price on the date of grant. As of September 30, 2020, the future expected stock-based compensation expense to be recognized in future years is $535,658 through September 30, 2022.

During the nine months ended September 30, 2020, the Company had exercises of options to purchase 430,220 shares of common stock, in the aggregate, to directors and employees.

During the month the nine months ended September 30, 2020, 466,344 options were converted into 430,220 shares of common stock at a weighted average exercise price of $0.22. The Company received cash proceeds of $47,400 associated with exercise of the exercise.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2020 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 7 – Stockholders’ Equity – Continued

A summary of the options activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,494,158	$0.46	6.93	$409,678
Granted	1,054,000	0.37	6.61	—
Exercised/Forfeited	(144,688)	0.49	—	—
Outstanding at September 30, 2019	2,403,470	0.39	6.41	235,896
Exercisable at period end	1,339,467	$0.33	6.54	$226,958

Note 8 – Warrants to Purchase Common Stock

Warrant Issued

On June 24, 2020, the Company entered into a Purchase Agreement, described above in Note 7, pursuant to which the Company agreed to sell to the Investor in a registered direct offering June Warrant Shares to purchase up to 2,455,476 shares of common stock at an exercise price of $1.35 per share. During the three and nine months ended September 30, 2020 the Company received $2,632,500 in additional gross proceeds associated with exercise of 1,950,000 of the June Warrant Shares into common stock. As of September 30, 2020, 505,476 of the June Warrant Shares at an exercise price of $1.35 per share remain outstanding.

On August 4, 2020, the Company entered into a Purchase Agreement, described above in Note 7, pursuant to which the Company agreed to sell to the Investor in a registered direct offering Warrants to purchase up to 2,516,778 shares of common stock at an exercise price of $3.30 per share. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of approximately $8,305,367. As of September 30, 2020, all of these Warrants remain outstanding.

Warrant Conversions

During the nine months ended September 30, 2020, 6,481,924 warrants were converted into 5,303,455 shares of common stock at a weighted average conversion price of $0.74. The Company received cash proceeds of $2,632,500 associated with exercise of the warrants.

All warrants outstanding as of September 30, 2020 are scheduled to expire between June 06, 2021 and June 25, 2021.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 8 – Warrants to Purchase Common Stock-Continued

A summary of activity related to warrants for the nine months ended September 30, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Issued	4,972,254	2.34	0.92
Exercised	(6,481,924)	0.74	—
Outstanding at September 30, 2020	3,022,254	2.97	0.69
Exercisable at September 30, 2020	505,476	2.97	0.69

A summary of activity related to warrants for the nine months ended September 30, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at September 30, 2019	4,531,924	0.72	4.31
Exercisable at September 30, 2019	4,531,924	0.72	4.31

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 9 – Commitments and Contingencies – Continued

On August 3, 2020 (the “Effective Date”), the Company entered into a lease agreement (the “Wichita Lease”) with U.S. Business Centers, L.L.C. (the “Landlord”) with an expected commencement date of November 1, 2020 (the “Commencement Date”) and expected expiration date of October 31, 2023, unless the Wichita Lease is sooner terminated or extended. The Wichita Lease premises includes approximately 12,000 square feet, located at 8833 E. 34th Street, Wichita, Kansas 19103 (the “Leased Premises”). The aggregate estimated rent payments due over the initial three-year term of the Wichita Lease is $297,000. The lease requires a security deposit in the amount of $9,720 upon payment.

The Landlord may grant the Company the option to extend the term of the Wichita Lease for an additional 36 months (the “Option Term”). The aggregate estimated rent payments due over the Option Term of the Wichita Lease would be $314,640.

In addition, the Landlord granted the Company the right to take occupancy of the Leased Premises rent free, beginning on September 1, 2020. The Company expects to use the Leased Premises as its new corporate headquarters and base of operations for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and drone-related equipment.

Total rent expense associated with the above leases was $23,100 and $22,500 for the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses on the condensed interim statements of operations.

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

The Consultant was also previously engaged by the Company between March 2015 and August 2016 to provide consulting services. In addition, the Consultant held options to purchase 207,055 shares of the Company’s common stock that were cashless exercised at a price of $0.06 per share on July 20, 2020 into 201,791 shares of common stock.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On August 26, 2020, the Company, together with Mr. Chilcott and Alpha Capital Anstalt, who was a party to the Leak Out Agreement, agreed to amend the Leak Out Agreement to change the restrictions on the disposition of Mr. Chilcott’s shares that are subject to the Leak Out Agreement (the “Amended Leak Out Agreement”). The Amended Leak Out Agreement provides that Mr. Chilcott (together with his affiliates) may sell or otherwise dispose of his shares for a period of twelve (12) months commencing on September 7, 2020 (the “Restricted Period”) in an amount representing no more than 50,000 shares per calendar month during the Restricted Period. After the Restricted Period, the restrictions set forth in the Amended Leak Out Agreement cease.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 9 – Commitments and Contingencies – Continued

 Mr. Barrett Mooney, who is currently the Chairman of the Board, receives a monthly fee for consulting services he provides to the Company, which is outside of his role as Chairman of the Board. Mr. Mooney’s consulting fee increased to $10,000 per month commencing on August 1, 2020.

Mr. Bret Chilcott:

Mr. Chilcott is entitled to receive a base annual salary of $140,000, plus benefits, for the twelve-month period commencing May 5, 2020 and ending May 4, 2021. Subsequent to May 4, 2021, Mr. Chilcott will provide the Company with consulting services, as needed, at a fixed fee of $4,500 per month on a month-to-month basis plus reimbursement of travel expenses.

2020 Executive Compensation Plan

The Compensation Committee also approved a 2020 Executive Compensation Plan for Nicole Fernandez-McGovern, the Chief Financial Officer and EVP of Operations, and the new Chief Executive Officer the Company. The Plan is as follows, with the Cash Bonus, Option and Restricted Stock Units (RSUs) components to be dependent upon achieving certain to-be-determined financial and operational milestones:

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

From 2015 through 2019, Mr. Drozd served as President of Eurofins AgBio Division, a global business focused primarily on testing for the agriculture sector (seed, plant and animals). From 2014 until 2015, he was Chief Operating Officer of Arbiom, a French biotechnology company where he restructured the organization, materially increasing overall efficiency and improving resource allocations through numerous measured steps and initiatives. Mr. Drozd served as President and CEO of Aseptia/Wright Foods from 2011 through 2014, a leading technology company in shelf-stable food processing and co-packaging.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On July 20, 2020, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved a change in the compensation of the directors and of Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer and EVP of Operations. The Compensation Committee engaged Albeck to perform an independent third-party study of compensation to assess the Company’s compensation of its Board and its executive officers in comparison to industry averages.

As a result of the study, and upon the recommendation of the Compensation Committee, the Board approved an increase in Ms. Fernandez-McGovern’s annual salary from $200,000 to $220,000 and quarterly stock options from 12,500 to 15,000. In addition to the previously approved 2020 bonus structure, Ms. Fernandez-McGovern was awarded an additional performance-based bonus of $40,000, equal to 20% of her current salary. Also approved was a cash component for director compensation in the amount of $60,000 per year, payable quarterly, and an increase in quarterly stock options from 16,500 to 25,000 per director. The approved compensation is retroactive for all to July 1, 2020.

As previously disclosed in an amendment to the Current Report on Form 8-K filed on April 20, 2020, Mr. Barrett Mooney, who is currently the Chairman of the Board, receives a monthly fee for consulting services he provides to the Company, which is outside of his role as Chairman of the Board. Mr. Mooney’s consulting fee has been increased to $10,000 per month commencing on August 1, 2020.

Note 10 — Related Party Transactions

The following reflects the related party transactions during the nine months ended September 30, 2020 and 2019.

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three and nine months ended September 30, 2020, Premier Financial Filings provided services to the Company resulting in fees of $7,597 and $18,720, respectively recorded in general and administrative costs. There were $825 payables due to Premier Financials Filings as of September 30, 2020.

The Company contracted external fractional CTO services to a firm whereby one of our board members is currently a shareholder. For the three and nine months ended September 30, 2020, the Company paid $25,000 and $86,000 in fees, respectively, recorded in professional fees on the condensed interim statements of operations. No expenses related to these services were incurred in 2019. Also, there are no payables due to this company as of September 30, 2020.

AGEAGLE AERIAL SYSTEMS INC.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Note 11 – Subsequent Events

Valqari Agreement

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement to produce a patented Drone Delivery Station for Valqari LLC (“Valqari”), the Company entered into a Convertible Promissory Note pursuant to which the Company has made a loan to Valqari, in the principal aggregate amount of $500,000 (the “Note”), which amount accrues interest at a rate of three percent per annum.

The loan matures on April 14, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that has accrued, but remains, unpaid shall be due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari may not prepay the Note prior to the Maturity Date.

In the event of a change in control or conversion of Valqari to a “C-Corporation” under the Internal Revenue Code on or before the Maturity Date, the Company may convert the outstanding principal amount of the Note and any unpaid accrued interest into (i) Class B Common Units of Valqari: immediately prior to the closing of a Change in Control or (ii) upon Valqari’s conversion to a C-Corporation, shares of Valqari common stock, in both cases at a conversion price no higher than a pre-money valuation of $15,000,000.

The Note is subject to customary representations and warranties by Valqari, as well as events of default, which may lead to acceleration of the payment of the Note such as (i) failure to pay all of the outstanding principal, plus accrued interest on the Maturity Date, (ii) Valqari filing a petition or action under any bankruptcy, or other law, or (iii) an involuntary petition is filed again Valqari under any bankruptcy statute (that is not dismissed or discharged within 60 days). The indebtedness evidenced by the Note is subordinated in right of payment to the prior payment in full of any senior indebtedness (as defined in the Note) in existence on the date of the Note or incurred thereafter.

Also, on October 14, 2020, AgEagle entered into a manufacturing agreement with Valqari for the manufacture and assembly of Valqari’s patented Drone Delivery Station, in accordance with the specification provided by, and the components designated by Valqari, for sale and delivery to its customers. AgEagle has been appointed as Valqari’s exclusive manufacturer of its products in the United States of America for a term of two-years, unless terminated earlier. Valqari, based in Chicago, Ilinois, is engaged in the development, manufacture and sale of a patented Drone Delivery Station, including related software, which is the only universal, standardized, safe and secure drone landing station that protects people, property and packages.

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

Growth Strategy

Moving forward, the Company intends to concentrate its growth strategies on three focused pursuits:

1)	Contract Manufacturing: establishing AgEagle as the dominant commercial drone design, engineering, manufacturing, assembly and testing company in the United States with emphasis on quality;
2)	Drone Solutions: establishing AgEagle as the world’s trusted source for turn-key drone delivery services and solutions; and
3)	Ag Solutions: leveraging our reputation as one of the leading technology solutions providers to the Agriculture industry with best-in-class drones and data analytics for hemp and other commercial crops.

Key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to capitalize on in the coming year.

●	Pursue the expansion of the AgEagle platform of products and solutions into other complementary industries besides agriculture, including the Drone Logistics and Transportation market. We have begun actively exploring opportunities outside of traditional agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV products and solutions we offer today and believe that these products and solutions could provide other industries the same kind of optimization we are currently providing the agriculture industry. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for the aerial imaging and data collection and analytics needs involved in land surveying and scanning, insurance, inspections and search and rescue operations, among other industrial applications. Prior to the end of September 2020, we manufactured all of our proprietary and contracted products at our secure manufacturing facility in Neodesha, Kansas, which allows us to avoid many of the potential difficulties that may arise if our manufacturing facilities were otherwise located outside the U.S., which is of particular importance to those AgEagle customers who rely on confidentiality and protection of trade secrets in the development of their drone package delivery initiatives. In later September 2020, we began relocating our Neodesha-based manufacturing operations to a facility in Wichita, Kansas, providing us with ample room for the planned scaling of our contract manufacturing, assembly, design, engineering and testing business.

●	Deliver new and innovative solutions for the agriculture and other emerging commercial drone markets. Our research and development efforts are the foundation of our Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. We believe that by investing in research and development, we can be a leader in delivering innovative products that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Pursue the expansion of the AgEagle platform of products and solutions into other industries besides agriculture and drone package delivery. The Company may investigate and pursue opportunities outside of agriculture and drone package delivery as we continue to expand and grow the AgEagle platform. We are confident in the UAV products, services and solutions we offer today and believe that these products, services and solutions could provide other industries the same kind of optimization we are currently providing the agriculture and emerging drone package industry. These industries have yet to be identified by the AgEagle team but may include verticals such as land surveying and scanning, insurance, inspections and search and rescue, among others.

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

During the nine months ended September 30, 2020, in addition to complying with ’shelter at home’ mandates in those states affecting our employees, most of whom worked virtually from their homes, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our large ecommerce client. As a consequence, revenues originally expected to be reported in the second quarter 2020 will be reported in our third quarter 2020 results.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, we recorded revenues of $750,325 compared to revenues of $41,616 for the same period in 2019, a 1,703% increase. The increase for this quarter in comparison to the prior quarter was largely due to new revenues derived from follow-on purchase orders to manufacture and assemble drone related products that had been deferred due to vendor delays impacted by COVID-19 shut-downs. For the nine months ended September 30, 2020, we recorded revenues of $1,157,930 compared to revenues of $107,785 for the same period in 2019, a 974% increase. The increase was largely due to new revenues derived from follow-on purchase orders to manufacture and assemble drone delivery products designed to meet specific criteria for package delivery in urban and suburban area. In addition, revenue growth was also positively impacted by continued focus on expansion of our platforms, providing for aerial imaging and analytics solutions which serve new and emerging markets including registration, oversight and compliance of hemp fields by state departments of agriculture.

For the three months ended September 30, 2020 and 2019, cost of sales totaled $430,683 and $32,728, respectively, an increase of $397,955 or 1,216%. Costs of sales totaled $620,196 and $85,875, for the nine months ended September 30, 2020 and 2019, respectively, reflecting an increase in our cost of goods sold of 622% commensurate with the increase in sales.

We also had gross profit of $319,642, or 43%, during the three months ended September 30, 2020 compared to $8,888, or 21%, for the comparable period in 2019, resulting in an increase in our profit margin in the current period. For the nine months ended September 30, 2020 and 2019, we had a gross profit of $537,734 or 46% and $21,910 or 20%, respectively, an increase in our profit margins of 2,354%. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve that have resulted in higher margin for our sales.

We recorded total operating expenses of $897,379 during the three months ended September 30, 2020, a 57% increase as compared to operating expenses of $571,926 in the same period of 2019. Our operating expenses are comprised of general and administrative costs, professional fees and selling expenses. General and administrative expenses totaled $626,605 in the three months ended September 30, 2020 compared to $396,432 in 2019, an increase of 58%. The increase was due primarily to stock compensation expenses, investor relations costs, payments to directors as compensation fees, and additional payroll and bonus payments made to employees. Professional fees also increased 67% as we had $254,532 of expenses for the current period versus $152,192 in the comparable prior period. The increase was mainly due to additional consulting service fees related to fractional CTO services, an operational consultant and business development consultants required to expand our growth opportunities along with incremental legal expenses as a result of our capital raising activities. Lastly, included in operating expenses was selling costs that decreased 30% to $16,242 versus $23,302 in the prior comparable period due to less travel and conference expenses for the purposes of new business development as a result of COVID-19.

We recorded total operating expenses of $2,774,113 and $1,889,214, respectively, for the nine months ended September 30, 2020 and 2019, a 47% increase. Our operating expenses are comprised of general and administrative costs, professional fees and selling expenses. For the nine months ended September 30, 2020 and 2019, we recorded $1,782,926 and $1,305,221 in general and administrative expenses, respectively, resulting in a 37% increase. The increase is mainly due to recruiting fees associated with search for new CEO, costs for public relations services, payments to directors as compensation fees, additional payroll and bonus payments made to employees, stock compensation expenses, and investor relations costs. Professional fees also increased 80% as we had $958,436 of expenses for the current period versus $531,885 in the comparable prior period. The increase was mainly due to additional consulting service fees related to fractional CTO services, an operational consultant and business development consultants required to expand our growth opportunities along with incremental legal expenses as a result of our capital raising activities. Lastly, included in operating expenses was selling costs that decreased 37% to $32,751 versus $52,108 in the prior year’s comparable period due to less travel and conference expenses for the purposes of new business development as a result of COVID-19.

During the three and nine months ended September 30, 2020 we recorded a loss on disposal of fixed assets due to our moving to Wichita of $594. There were no other expenses recorded for the same period during 2019.

Interest expense for the three and nine months ended September 30, 2020 was $275 related to the Paycheck Protection Plan (PPP) loan, compared to $0 during the three months ended September 30, 2019 and $501for the nine months ended September 30, 2019.

Our net loss was $578,606 and $563,038 for the three months ended September 30, 2020 and 2019, respectively and $2,237,248 and $1,867,805, for the nine months ended September 30, 2020 and 2019, respectively. Overall, the increase in net loss is due to an increase in our operating costs as a result of the shifts in our sales and our business development growth strategies. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in the domestic industrial hemp market, sustainable agriculture market and the growing drone-enabled package delivery business.

For the three months ended September 30, 2020 and 2019, our net loss available to common stockholders decrease to $578,606 from $603,927, a decrease of 4%. Our net loss available to common stockholders for the nine-month period ended September 30, 2020 and 2019 was $11,348,575 and $1,989,138, respectively. The increase is due to non-cash charges stemming from required deemed dividend accounting for modifications to certain preferred stock, redemption of preferred stock and the trigger of Down Round provisions on certain preferred stock and warrants.

Cash Flows

September 30, 2020 Compared to December 31, 2019

Cash on hand was $24,693,417 at September 30, 2020 compared to the $717,997 at December 31, 2019, an increase of $23,975,420. Cash used in operations for the nine months ended September 30, 2020 was $(1,442,919) compared to $(1,121,260) of cash used in operations for the nine months ended September 30, 2019. The increase in cash used in operating activities was driven largely by payments received from revenue that was initially recorded as a contract liability offset by additional accounts payables related to purchases of inventories associated with this project.

There was $(70,086) cash used in our investing activities during the nine months ended September 30, 2020 as compared to $(57,715) used in investing activities during the nine months ended September 30, 2019. The increase in cash used in our investing activities resulted from purchases of property and equipment and building improvements for the new leased warehouse.

Cash provided in financing activities during the nine months ended September 30, 2020 was $25,488,425 compared to cash used in financing activities of $(40,998) as of September 30, 2019. The increase in cash provided by our financing activities was due to sales of our preferred stock, common stock, warrants and promissory note proceeds as part of Coronavirus Aid, Relief and Economic Security Act’s Paycheck Protection Plan (PPP).

Liquidity and Capital Resources

As of September 30, 2020, we had working capital of $24,535,292 and a loss from operations of $2,237,248 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash from operations, will be sufficient to fund operations for the next year of operations. In addition, we intend to pursue other opportunities of financing with outside investors.

 On April 7, 2020, we entered into a Securities Purchase Agreement ( the “Purchase Agreement”)with an institutional investor, pursuant to the terms of the Agreement, the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the common stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which we received net proceeds of $1,010,000. The Preferred Stock has liquidation rights senior to the common stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020.We also entered into a Registration Rights Agreement, granting registration rights to the Purchaser with respect to the Conversion Shares and common stock underlying warrants currently owned by the Purchaser.

On May 11, 2020, we entered into a Purchase Agreement with an institutional investor and existing Company shareholder (the “Investor”) pursuant to which we agreed to sell to the Investor in a registered direct offering 2,400,000 shares of common stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of common stock, for gross proceeds of approximately $6 million and net proceeds of $5,950,010 after issuance costs. The purchase price for each share of common stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of our Series E Preferred Stock, convertible into 1,048,000 shares of common stock currently held by the Investor at a repurchase price of $1.06 per share of common stock. We expect to use the balance for working capital and general corporate purposes.

Pursuant to the terms of the Purchase Agreement, we agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, where we will not issue (or enter into any agreement to issue) any shares of common Stock or common Stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the common stock issuable upon the exercise thereof were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants, and were exercisable on a “cashless” basis in certain circumstances.

On June 24, 2020, we entered into a Purchase Agreement with an Investor pursuant to which we agreed to sell to the Investor in a registered direct offering 4,407,400 shares of common stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of common stock, and warrants to purchase up to 2,455,476 shares of common stock at an exercise price of $1.35 per share (the “Warrants”), for gross proceeds of $7 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956.24). Upon exercise of the Warrants in full by the Investor, we will receive additional gross proceeds of $3,314,892.60. The shares of common stock underlying the Pre-Funded Warrants and the Warrants are referred to as “Warrant Shares.”

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

The exercise price of the Prefunded Warrants and the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of common stock following the exercise of such Pre-Funded Warrant or Warrant. During the three and nine months ended September 30, 2020 we received $2,632,500 in additional gross proceeds associated with exercise of the Warrant Shares. As of September 30, 2020, 505,476 Warrant Shares at an exercise price of $1.35 per share remain outstanding.

On August 4, 2020, we and an institutional investor and existing Company shareholder entered into a Purchase Agreement, pursuant to which we agreed to sell to the Investor in a registered direct offering 3,335,705 shares of common stock, par value $0.001, and warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share, for gross proceeds of approximately $10 million. Upon exercise of the Warrants in full by the Investor, we would receive additional gross proceeds of approximately $8,305,367.

The purchase price for each share of Common Stock was $2.98. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The shares and the warrant were being offered by us pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the Purchase Agreement, we have agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, we will not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which the our Common Stock is traded at the time is greater than $5.00 (adjusted for any subsequent stock splits or similar capital adjustments) for ten consecutive trading days, we may issue such securities at not less than $5.00 per Common Stock Equivalent. In addition, our executive officers and directors agreed that they shall not sell (or hedge in any manner) any of their shares of the Common Stock for a period ending September 7, 2020. The Investor has a right from the date of the Purchase Agreement until December 31, 2020, to participate in a subsequent financing by us or any of our Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

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

Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service and for general corporate purposes. To date, our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 and had concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2020