Form 10-K
period 2020-12-31
AgEagle Aerial Systems Inc.
filed 2021-03-31
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8863 E. 34th Street North, Wichita, Kansas	67226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (620) 325-6363

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $61,203,282.

As of March 31, 2021, there were 62,485,815 shares of Common Stock, par value $0.001 per share, issued and outstanding.

2

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) produces, supports and operates technologically advanced drone systems and solutions for the fast-emerging unmanned aerial vehicle (UAV) industry. We are engaged in delivering the metrics, tools and strategies necessary to invent and implement drone-enabled solutions that solve important problems for our valued customers. With our founding premise rooted in high performance, next-level thinking, and technological innovation, AgEagle is intent on ensuring that standards for quality U.S. manufacturing and the provision of precision-crafted, purpose-built drone systems and solutions are delivered to empower our customers to thrive and prosper in The Drone Age™.

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-wing drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. In addition to selling our innovative drones to the precision and sustainable farming markets, AgEagle’s innovative data collection and analytics solutions have processed more than two million acres of crops, analyzing data from over 50 countries and 53 difference crop types, and creating more than 11,000 crop reports for its users. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to improve farming practices which currently limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In the first half of 2019, the Company introduced HempOverview, a scalable, responsive and cost-effective Software-as-a-Solution (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

Over the past decade, the broader drone market has continued to evolve and expand. As a result, economic and productivity benefits made possible by drones is fueling global demand for high quality, safe and reliable drone systems and solutions for commercial applications well beyond agriculture. In response, AgEagle is now leveraging our technological expertise and drone engineering and manufacturing experience to penetrate new, high growth market sectors; namely, drone package delivery, public safety/security, large venue decontamination and infrastructure/inspection, among other high growth market opportunities.

AgEagle’s key growth objectives are centered on three primary areas of focus:

1)	Ag Solutions: Leveraging our reputation as one of the leading technology solutions providers to the agriculture industry to increase market share through delivery of best-in-class drones, sensors and data analytics for hemp and other commercial crops;

2)	Drone Manufacturing: Establishing AgEagle as the dominant commercial drone design, engineering, manufacturing, assembly and testing company in the United States; and

3)	Drone Solutions: Establishing the Company as one of the industry’s leading American-made trusted source for turnkey, end-to-end, tailored drone solutions to the world.

We intend to grow our business by preserving a leadership position in our core Ag Solutions business; providing quality contract manufacturing, assembly and testing services; and innovating new customer-focused drone systems and solutions to capture significant share of the broader commercial drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of drone-related companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

Ag Solutions

According to a report published in August 2020 by industry research firm Markets and Markets (Agriculture Drones Market with COVID-19 Impact Analysis, by Application (Precision Farming, Livestock Monitoring), Offering, Farming Environment, Farm Produce, Component and Geography – Global Forecast to 2025), the agriculture drones market is expected to grow from $1.2 billion in 2020 to $5.7 billion by 2025 at a CAGR of 35.9% over the forecasted period. The report covered drone hardware, software and services and included AgEagle as one of the key market players.

Drone Leasing

In addition to UAV sales, AgEagle also offers a drone leasing program, alleviating farmers and agribusinesses from significant upfront costs associated with purchasing a drone, while also relieving them from ongoing drone maintenance and support requirements. Additionally, the program provides the option of engaging a trained AgEagle pilot to operate the drone and manage the entire image collection process, creating a truly turnkey aerial imagery capture solution for the Company’s customers.

FarmLens™ Platform

In 2018, we acquired FarmLens, a subscription cloud analytics service that processes data, primarily collected with a drone, such as those produced by AgEagle, and makes such data actionable by farmers and agronomists. Our user-friendly FarmLens solution can easily and quickly stitch virtually thousands of high-resolution, multispectral images together to produce detailed prescription maps for everything from disease and pest infestations to weather impact and improper irrigation – all before these issues can be detected by the naked eye and at materially lower costs than satellite imagery or manned aircraft flyovers.

Used as a PC-based system or on any mobile device, FarmLens helps users save time and eliminates technological hassles and costly computing requirements. The FarmLens platform has benefitted us and our shareholders by allowing us to develop important vertically integrated products and services with our drone-enabled software technologies. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers like AgEagle, DJI and senseFly. The FarmLens platform extends AgEagle’s reach as a business through key industry partnerships.

HempOverview Platform

Domestic Hemp Production and Prevailing Regulatory Changes

With the passing of the 2018 Farm Bill in December 2018, industrial hemp is now recognized as an agricultural commodity, such as corn, wheat, or soybeans.

More specifically, the 2018 Farm Bill authorizes state departments of agriculture, including agencies representing the District of Columbia, the Commonwealth of Puerto Rico and any other territory or possession of the United States, and Indian tribal governments, to submit plans to the USDA applying for primary regulatory authority over the production of hemp in their respective state or tribal territory. For more information on state and tribal nation plan submission, please visit https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

As of February 12, 2021, 23 states and 40 tribal nations have had their hemp production plans approved by the USDA, and 20 states will continue to operate their hemp production plans in accordance with the 2014 pilot guidelines issued by the National Institute of Food and Agriculture, which handles the extramural research aspects of industrial hemp cultivation.

Market Opportunity in U.S. Industrial Hemp and Hemp-Derived CBD

After a tumultuous first two years of legal hemp farming in the United States, many market participants are anticipating that the 2021 planting season will take on a more settled character, bringing some routine and less confusion to growing, harvesting and marketing efforts. In its January 2021 report titled Hemp 2021: Industry Insiders Offer Projections for the Year, Hemp Benchmark noted that some industry leaders believe this year could be a strong one for hemp as the crop becomes more integrated into the workings of America’s agriculture sector.

In its February 2020 market forecast report (https://www.grandviewresearch.com/press-release/global-industrial- hemp-market), Grand View Research stated that the global industrial hemp market will reach $15.26 billion by 2027, up from $5.33 billion in 2020. According to the report, an increased focus on selecting low-THC hemp varieties, using developed cultivation and processing equipment, providing technical support for growers, and establishing contracts with farmers, all play significant roles in achieving major market share. Grand View expects that increased awareness of the dietary advantages of hemp oil and growing demand for hemp-derived CBD from the cosmetics and personal care industries will help fuel market growth, along with the introduction of conducive regulations for the cultivation and use of hemp-based CBD products in the United States over the forecast period.

HempOverview

As one of the agriculture industry’s leading pioneers of advanced aerial-image-based data collection and analytics solutions, AgEagle is intent on leveraging our expertise to champion the use of proven, advanced web- and map-based technologies as a means to streamline and ultimately standardize hemp cultivation in the United States. Growers need to be registered/permitted; crops need to be monitored and inspected; and enforcement operations must be established to ensure compliance with state and federal mandates. Through the introduction of HempOverview, we believe that AgEagle represents the first agriculture technology company to bring to market an advanced agtech solution that is designed to meet the unique complexities and vigorous oversight, compliance and enforcement demands of the emerging American hemp industry and the unique needs and demands of its key stakeholders.

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

In November 2019, AgEagle announced that the Florida Department of Agriculture and Consumer Services chose the HempOverview solution to manage its online application submission and registration process for hemp growers and their farms and hemp fields in the State of Florida for the years 2020, 2021 and 2022. Subsequent to the end of 2020, the Company announced that the Iowa Department of Agriculture and Land Stewardship also licensed the HempOverview platform to manage the state’s online registration, payment processing, comprehensive data collection and compliance oversight for the 2021, 2022 and 2023 planting seasons.

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

HempOverview focuses on simultaneously collecting data, analyzing field-related problems, and providing readily accessible analysis and reporting for achieving and sustaining end-to-end visibility and best management practices for the growing industrial and CBD hemp supply chain.

Drone Manufacturing

Our Proprietary Fixed-Wing Drones

The Company’s first commercially available product was the AgEagle Classic, which was followed shortly thereafter by the RAPID System. As we improved and evolved our product, we launched the RX-60 and subsequently our current UAV product, the RX-48. The success AgEagle has achieved with its legacy products, which the Company believes has carried over into the continued improvement of the RX-60 and RX-48, stems from AgEagle’s ability to invent and deliver advanced solutions utilizing its proprietary technologies and trade secrets that help farmers, agronomists and other precision agricultural professionals operate more effectively and efficiently.

The Company’s core technological capabilities, developed over five years of research and innovation, include a lightweight laminated shell that allows the UAV platform to perform under challenging flying conditions, a camera with a Near Infrared (NIR) filter, a rugged foot launcher (RX-60), and high-end software that automates drone flights and provides geo-referenced data. AgEagle’s products were designed for busy agriculture professionals who do not have the time to process images on their computers, which some of its competitors require. The software can automatically take pictures from the camera, stitch the photos together through the cloud, and deliver a geo-referenced, high quality aerial map to the user’s desktop or tablet device using specialty precision agriculture software such as SST Software, SMS Software or most other agricultural software solutions. The result is a prescription or zone map that can then be used in a field computer that is typically found in a sprayer or applicator designed to drive through fields to precisely apply the amount of nutrients or chemicals required to continue or restore the production of healthy crops. The Company’s management believes that these characteristics make its UAVs well suited for providing a complete aerial view of a farmer’s field to help precisely identify crop health and field conditions faster than any other method available.

Relocation to Wichita

In November 2020, AgEagle relocated its headquarters and drone manufacturing and assembly operations from Neodesha, Kansas to Wichita, Kansas, widely known as the “Air Capital of the World.” Home to several of the world’s great aviation brands, Wichita was ranked by Brookings Institution (source: https://www.brookings.edu/wp-content/ uploads/2016/07/Wichita-2.pdf) as having the #1 skilled workforce in the nation, providing us with direct access to world class engineering and aeronautical talent. In addition, the decision to move to Wichita was further buoyed by the region’s low-cost real estate advantages and high quality of life for our workforce.

Our newly leased 12,000 square foot facility provides AgEagle with ample capacity to materially scale our contract manufacturing business, while also providing the space necessary to house our administrative offices, design and engineering teams and testing operations.

Demand for Drones “Made in America”

For the past several years, security experts have expressed concerns that UAVs made in China or other adversarial countries could be used to spy on U.S. interest by exfiltration of data back to the country of origin. In fact, in May 2019, the U.S. Department of Homeland Security warned in an alert that drones are a potential risk to an organization’s information.

Data released by Drone Industry Insights in late 2019 revealed that China-based Da Jiang Innovations (DJI) accounted for about 70% of all drone sales worldwide – and up to 80% of the U.S. market (Source: https://droneii.com/product/chinese- drone-market-report). Citing the threat of Chinese manufacturers, the U.S. General Services Administration (GSA) announced in January 2021 that it will no longer include drones in its suite of offerings as of February 1, 2021 (Source: https://interact.gsa.gov/blog/removal-drones-gsa-multiple-award-schedule-contracts). The Department of Justice also recently banned the use of agency grants to purchase drones and other unmanned aerial systems from foreign groups; and the federal government is not likely to stop these limited policy bans. Congress has already taken steps to check DJI’s ability to operate in the U.S. and it is considering more. It effectively cemented the Defense Department’s ban into law in the National Defense Authorization Act for 2020. Congress has also considered broader bans, such as the draft American Security Drone Act, which would bar any federal agency from acquiring Chinese drones or drones made with Chinese components; and would also codify the different policy prohibitions on using federal grant money to buy Chinese drones and components – an aspect of the law clearly aimed at curbing use of the technology at the state and local levels.

AgEagle believes that these measures to ban China-manufactured drones and components has and will continue to fuel demand for “Made in America” drones and components, creating a significant opportunity for U.S.-based drone manufacturers, like AgEagle. Consequently, it is our intention to establish best industry practices and define quality standards for manufacturing, assembly, design/engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita facility.

We will pursue a lean and efficient production strategy across our business, focusing on rapid prototyping, supply chain management, integration, quality and final acceptance testing. We will work to optimize our own proprietary and customers’ designs to meet scalable manufacturing requirements, mission capabilities and equipment specifications. Within this framework, we expect to develop products with feedback and input from manufacturing, quality, supply chain managers, key suppliers, logistics personnel and our customers. We will incorporate this input into product designs in an effort to maximize efficiencies and quality of our products, while minimizing time to market. As a result, we believe that we will achieve a reduction in time required to move a product from its design phase to full scale production deliveries while achieving high reliability, quality, and safety yields.

It is noteworthy to add that we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. In 2020, we experienced some supply chain delays due primarily to logistical issues relating to COVID-19 shutdown mandates. Unfortunately, we do anticipate encountering potential delays in 2021.

Contract Manufacturing for Commercial Drone Package Delivery

Over the past year, there has been a surge of prominent companies, including Alphabet (Google), FedEx, Intel, Qualcomm, Amazon, Target, Walmart, Alibaba, UPS, 7-Eleven, Uber and many others, actively developing commercial drone delivery service initiatives as part of their long-term strategic plans. These companies intend to leverage the latest in UAV technologies to deliver food, consumer products, medicines, and other types of lightweight freight direct to consumers and businesses in the fastest, most cost efficient and environmentally responsible manner possible – a practical alternative to costly auto transport. It is believed that AgEagle’s proven expertise in manufacturing rugged, reliable and professional grade UAVs makes the Company a logical partner for designing, manufacturing and testing drone platforms in this fast growing package delivery market.

In 2020, AgEagle’s annual revenue was mostly derived from contracted manufacturing work completed for a major ecommerce company, which engaged the Company to manufacture and assemble UAVs designed to meet the critical specifications for drones that are meant to carry goods in urban and suburban areas along with ground support equipment used for the testing and refining of client’s commercial drone small delivery vehicles, systems and operations currently in development. This customer chose to team with AgEagle due in large measure to our proven expertise in drone design and innovation.

In October 2020, we expanded our contract manufacturing customer base to include Valqari, with which we entered into a two-year agreement, exclusive in North America, to produce Valqari’s patented Drone Delivery Station. This station is the only solution that has solved the “last inch” logistic problems associated with drone deliveries and allows for an entirely automated and safe drone package delivery. We believe that effective solutions for ground support, like Valqari’s Drone Delivery Station, will prove to be a vital, fundamental component of the new drone delivery ecosystem, helping to ensure the promising potential of mainstream drone package delivery is fully realized.

With plans to expand our in-house business development team in 2021, we are actively engaged in identifying and pursuing additional opportunities for AgEagle to develop and strengthen our customer base and/or strategic business partnerships and materially ramp annual revenue generation from our design and engineering, contract manufacturing, assembly and testing services.

Drone Solutions

Market Opportunities

In October 2020, Gartner projected that worldwide shipments of enterprise drones will total 526,000 units, an increase of 50% from 2019. Moreover, the world’s leading research and advisory company also forecasts that global shipments will reach 1.3 million units by 2023. The report, titled Forecast Analysis: IoT Enterprise Drone Shipments, Worldwide,” states, “In the short term, most use cases will be based around surveillance and monitoring due to the technical complexity of other applications. In 2020, the second and third use cases by drone shipments will be fire services monitoring and insurance investigation.” Gartner further believes that adoption of drones in the retail sector for package delivery will rise rapidly after 2023. “The regulatory restrictions and logistical challenges coordinating flight paths, managing airspace over densely populated areas and managing various payloads means that retail, overall, is a longer-term opportunity for drones.” (Source: https://www.gartner.com/en/newsroom/press-releases/2019-12-04-gartner-forecasts-global-iot-enterprise-drone-shipmen).

Emerging commercial drone markets covered in the Gartner report include:

●	Insurance Investigation	●	Rail Infrastructure management
●	Fire Services Monitoring	●	Gas (Smart Grid)
●	Road Toll and Traffic Management	●	Building Structure Monitoring
●	Construction Monitoring	●	Outdoor Surveillance
●	Oil and Gas Extraction	●	Smart Roads
●	Retail Fulfillment (Drone Package Delivery)	●	Livestock Management

●	Precision Crop Farming	●	Agricultural Equipment Tracking
●	Airport Drone Management	●	Mine Operation
●	Pipeline Monitoring	●	Security Guard Equipment
●	Electricity (Smart Grid)	●	Connected Ship Management
●	Water (Smart Grid)	●	Port Management
●	Film, TV and Journalism Drone Filming	●	Electricity Grid-Scale Generation
●	Police Evidence Gathering

Drone Industry Insights noted in its June 2020 report, “The Drone Market Size 2020-2025: 5 Key Takeaways,” that the energy sector is the largest industry on the commercial drone market in 2020 and will continue to be so in 2025. However, the transportation and warehousing industry (transportation of packages and passengers, warehousing and storage of goods and support activities related to modes of transportation for inspection and maintenance of infrastructure) will continue to be the fastest growing. While agriculture and construction currently follow energy as the top industries in the drone market, the growth of the transport sector will mean that by 2025, it will be the second largest industry in the market. Looking at the dollars, Drone Industry Insights predicts that the commercial drone solutions market will grow from $22.5 billion in 2020 to $42.8 billion by 2025.

Proprietary, Turnkey, End-to-End Drone Solutions

The use of commercial drones has seen its utility amplified worldwide with the spread of the global COVID-19 pandemic. Emerging applications in drone package delivery, decontamination, infrastructure inspection, security and public safety, insurance and telecommunications have given rise to demand from commercial and industrial enterprises and government agencies for quality, turnkey solutions that tackle and solve specific mission critical challenges. AgEagle believes that we have the necessary industry experience, engineering and manufacturing resources, expertise and skilled workforce to deliver these solutions in a cost-efficient, highly scalable manner. Through purpose-built pilot projects that we are currently leading or may elect to lead or partner on in the near future, we intend to perpetuate our legacy as an industry pioneer; inventing, producing, supporting and commercializing turnkey drone solutions platforms.

BEYOND Program- Integrating UAVs into National Airspace

In November 2020, AgEagle was selected as an industry partner in the next phase of the U.S. Department of Transportation’s (US DOT) Unmanned Aircraft System Integration Pilot Program (IPP), known as the BEYOND program. The original IPP was launched through a Presidential Memorandum in October 2017 with nine regional participants. The IPP participants and their industry partners used innovative strategies to craft successful safety cases to operate drones under the Federal Aviation Administration’s (FAA) existing regulations. On October 30, 2020, the US DOT announced that the three-year IPP successfully concluded on October 25, 2020. In the release, U.S. Chief Technology Officer Michael Kratsios noted, “The IPP propelled the American drone industry forward, allowing for unprecedented expansions in testing and operations through innovative private-public partnerships across the country. Now, the BEYOND program will build upon this success, tackling the next big challenges facing drone integration.”

Eight of the nine state, local and tribal governments that participated in the original program signed new agreements with the FAA to participate in the BEYOND program, including the Kansas Department of Transportation (KDOT). AgEagle was selected by KDOT to serve as an industry partner in the BEYOND program to help solve key challenges including:

●	Beyond Visual Line of Sight (BVLOS) operations that are repeatable, scalable and economically viable with specific emphasis on infrastructure inspection, public operations and small package delivery;

●	Leveraging industry operations to better analyze and quantify the societal and economic benefits of unmanned aerial systems (UAS) operations; and

●	Focusing on community engagement efforts to collect, analyze and address community concerns.

We believe that once the FAA ultimately determines and approves final regulations allowing for integration of commercial UAVs flown beyond visual line of sight (BVLOS) into the U.S. airspace, the promising growth of drone delivery solutions is sure to take flight; and there has been positive developments in this regard.

While it is our intention to continue identifying, pursuing and winning contract design, manufacturing, assembly and testing of drone delivery platforms with key industry partners, it is also our intention to design, develop and bring to market our own proprietary, end-to-end drone solutions. Participating in the BEYOND program will empower AgEagle to lead select pilot projects in key areas of interest to us – particularly in drone delivery.

Key Growth Strategies

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2021 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets where advanced aerial imaging and data capture and analytics technologies can be used to achieve specific business and sustainability objectives. Currently, our management is actively exploring new vertical expansion opportunities in other industries outside of agriculture and its related areas, including drone-enabled package delivery. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for use in decontamination, mapping and surveying, mining/resource exploration, insurance, inspection and infrastructure/asset inspection, among other industrial applications.

Key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. Currently, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to continue capitalizing on in the coming year.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy the Company’s customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative drone systems and solutions that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Continue to expand the AgEagle platform of drone systems and solutions into other industries beyond agriculture and commercial package delivery. The Company is actively pursuing opportunities outside of agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV systems, services and solutions we offer today and believe that these systems, services and solutions could provide other drone industry sectors the same kind of optimization we are currently providing the agriculture industry. Expansion initiatives include the provision of quality contract manufacturing, design and engineering, assembly and testing of advanced drones and drone-related equipment, as well as turnkey drone solutions for the broader drone market.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced drone-related companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative drone systems and solutions that address specialized market needs within our current target markets and in emerging drone industry sectors.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience - We believe our decade of experience in commercial drone design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. As of today, we develop and manufacture all the drone systems and solutions we produce in the United States, which allows us to avoid many of the potential difficulties that could arise if our engineering and manufacturing operations were otherwise located outside of the country. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita-based manufacturing operations.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce - To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	Increased margins for farmers - We believe our drones and drone solutions directly enhance margins for commercial farmers by reducing the amount of nutrients and chemicals needed to manage their farms. The software equipped on our UAVs deliver a high-quality aerial map upon completion of the flight, allowing the user to accurately identify the specific areas that are malnourished. This software is compatible with precision applicator tractors, which assist users in applying a precise amount of nutrients in only the areas it is needed. In addition, Our UAVs are specially designed to provide users with a portable and easy to operate device, which can be controlled with a hand-held unit or tablet. Through our FarmLens platform, users are able to plan and track an efficient flight path for their UAV. The UAVs are equipped with a camera and NIR filter whose images provide a holistic aerial view of the fields, along with meaningful data that is uploaded and delivered to the user within a very short time frame. As a result, this platform allows users to quickly detect any issues in their crops, which enables them to address such issues in a timely manner before any damage, or further damage, may affect their crops.

●	Expertise in drone delivery – Since 2019, AgEagle has been actively engaged in the custom manufacturing and assembly of drones and drone equipment used for the testing and refining of a world leading ecommerce company’s commercial drone small package delivery vehicles, systems and operations. As a result, we are uniquely positioned to collaborate with other organizations seeking to activate and accelerate adoption of end-to-end drone delivery solutions to drive new and differentiated value creation in their business-to-business or business-to-consumer operations.

●	Leading-edge research and delivery – In order to propel functional commercial applications of drone solutions in real world, real-time environments, and to best aid in the determination and ultimate adoption of a regulatory framework to guide and direct mainstream commercial use of drones beyond visual line of sight, AgEagle is a lead participant in the FAA’s BEYOND program in Kansas and is actively engaged in partnering with other leading drone solutions companies on pilot projects with long-term commercial potential.

Government Regulation

UAV Regulation

AgEagle’s proprietary drones are subject to regulations of the FAA. On June 21, 2016, the FAA announced it had finalized the first operational rules for routine commercial use of small UAS, which for purposes of the regulations are unmanned aircraft weighing less than 55 pounds that are conducting non-hobbyist operations. UAS operators-for-hire will have to pass a written test and be vetted by the TSA, but no longer need to be airplane pilots as current law requires. The rules went into effect on August 20, 2016. For additional insight into these initial regulations created for commercial UAS operations, please see https://www.faa.gov/news/press_releases/news_story.cfm?newsId=20515.

Recent Regulatory Updates

In September 2020, the FAA announced its policy for the type certification of certain UAS as a special class of aircraft. The 14 CFR part 21 rule contains the FAA’s procedural requirements for airworthiness and type certification for small drones. The new policy is directed towards UAS operations currently not covered by the existing Part 107 rule, for example beyond visual line of sight (BVLOS) and flights over people. For details regarding the new policy, please go to https://www.federalregister.gov/documents/2020/09/18/2020-17882/type-certification-of-certain-unmanned-aircraft-systems.

On December 28, 2020, the FAA announced final rules for drones that will require Remote Identification (Remote ID) of drones and allow operators of small drones to fly over people and at night under certain conditions. In the related press release (https://www.faa.gov/news/press_releases/news_story.cfm?newsId=25541), U.S. Secretary of Transportation Elaine Chao stated, “These final rules carefully address safety, security and privacy concerns while advancing opportunities for innovation and utilization of drone technology.”

The Remote ID rule applies to all operators of drones that require FAA registration. There are three ways to comply with the operational requirements:

1.	Operate a standard Remote ID drone that broadcasts identification and location information of the drone and control station;
2.	Operate a drone with a Remote ID broadcast module (may be a separate device attached to the drone), which broadcasts identification, location, and take-off information; or
3.	Operate a drone without Remote ID but at specific FAA-recognized identification areas.

The Operations Over People and at Night rule applies to Part 107 operators. The ability to fly over people and moving vehicles varies depending on the level of risk a small drone operation presents to people on the ground. Operations are permitted based on four categories, which can be found in the executive summary accompanying the rule. Additionally, this rule allows for operations at night under certain conditions. For additional information regarding these and other FAA rules relating to UAS operations, please visit www.faa.gov.

Domestic Hemp Cultivation Regulation

The 2018 Farm Bill directed the United States Department of Agriculture (“USDA”) to establish a national regulatory framework for hemp production in the United States. The USDA established the U.S. Domestic Hemp Production Program through an interim final rule outlining provisions for the USDA to approve plans submitted by States and Indian Tribes for the domestic production of hemp. It also established a Federal plan for producers in States or territories of Indian tribes that do not have their own USDA-approved plan. The program includes provisions for maintaining information on the land where hemp is produced, testing the levels of delta-9 tetrahydrocannabinol, disposing of plants not meeting necessary requirements, licensing requirements and ensuring compliance with the requirements of the Rule. For more information on state and tribal nation plan submission, please visit https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

As of February 12, 2021, 23 states and 40 tribal nations have had their hemp production plans approved by the USDA, and 20 states will continue to operate their hemp production plans in accordance with the 2014 pilot guidelines issued by the National Institute of Food and Agriculture, which handles the extramural research aspects of industrial hemp cultivation.

AgEagle has developed HempOverview to provide users with a gold industry standard for fully complying with federal, state and tribal regulations associated with hemp cultivation.

Manufacturing

As of today, we manufacture and assemble all our proprietary and customers’ drone systems and solutions at our manufacturing facility in Wichita, Kansas.

Suppliers

In 2020, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed wing drones, such as Botlink and MicaSense. On January 26, 2021, , the Company and AgEagle Sensor Systems, Inc., a wholly-owned subsidiary of the Company (the “Buyer”), entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “Sellers”) pursuant to which the Buyer agreed to acquire 100% of the issued and outstanding capital stock of MicaSense, Inc. (“MicaSense”) from the Sellers. The transaction closed on January 27, 2021. MicaSense manufactures and sells drone sensors for vegetation mapping and other drone applications. As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market.

Our flight planning and photo stitching software is provided by Pix4D and flight planning is QGroundControl, an open-source application. We have worked closely with software partners to optimize their software to work with our platform. We consider our relationships with Pix4D to be good; however, a loss of this relationship would have a short-term adverse effect on our product offerings and results of operations, as we look to an alternative provider for our photo stitching software.

Revenue Mix

The table below reflects our revenue for the years indicated by product mix:

	For the Year Ended December 31,
Type	2020	2019
Drone and Custom Manufacturing Sales	$1,218,735	$267,622
Software Subscription Sales	66,648	29,055
Total	$1,285,383	$296,677

Research and Development

Research and development activities are part of our business and we follow a disciplined approach to investing our resources to create new drone technologies and solutions. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support current desired technological capabilities in the markets we serve. Our research includes the expansion of our wing products, providing for developing a portfolio of UAVs, ongoing software development, as well as other technological solutions to problems to which our existing and prospective customers must confront.

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

Recent Developments

MicaSense Acquisition

On January 26, 2021, the Company entered into the MicaSense Purchase Agreement, whereby the Buyer agreed to acquire 100% of the issued and outstanding capital stock of MicaSense from the Sellers. The transaction closed on January 27, 2021. MicaSense manufactures and sells drone sensors for vegetation mapping and other drone applications. The aggregate purchase price for the shares of MicaSense is $23,000,000, less the amount of MicaSense’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,750,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023 in accordance with the terms of the MicaSense Purchase Agreement.

A portion of the consideration is comprised of shares of Common Stock of the Company, par value $0.001Common Stock, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Sellers (the “Shares”). The Shares are issuable 90 days after the closing date of the transaction. Pursuant to the terms of the MicaSense Purchase Agreement, dated as of January 26, 2021, and a Registration Rights Agreement, dated as of January 27, 2021, the Company has agreed to file a Form S-3 Registration Statement (the “Registration Statement”) covering the resale of the Shares with the Securities and Exchange Commission (the “SEC”) no later than ten days following the date the Shares are issued to the Sellers. The Company shall use its best efforts to cause the Registration Statement to be declared effective as soon as possible after the filing date, but in any event no later than 90 days after the filing date, and shall use its best efforts to keep the Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by such Registration Statement have been disposed of. The Sellers are required to reimburse the Company up to $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

The MicaSense Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the Sellers with respect to MicaSense’s business, operations and financial condition. The MicaSense Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Sellers, and the agreement of the Sellers not to compete with certain aspects of the business of MicaSense following the closing of the transaction. The completion of the transactions contemplated by the MicaSense Purchase Agreement is subject to customary closing conditions, including, among others: (i) the absence of a material adverse effect on MicaSense, (ii) the delivery by the parties of certain ancillary documents, including the Registration Rights Agreement, and (iii) the execution by a key employee of MicaSense of an employment agreement. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties, and covenants in the MicaSense Purchase Agreement.

Organizational History

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc. Prior to this merger all of the EnerJex operations were conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in its wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven. As of December 31, 2020, the Company continues with the wholly-owned subsidiaries AgEagle Aerial, Inc. and Enerjex Kansas, Inc.

Our Headquarters

Our principal executive offices are located at 8863 E. 34th Street North, Wichita, Kansas 67226 and our telephone number is 620-325-6363. Our website address is www.ageagle.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Employees

As of December 31, 2020, we employed 10 full-time and 1 part-time employees.

Intellectual Property

We currently have registered trademarks on the AgEagle, FarmLens and The Drone Age names. In 2021, we plan to apply for registered trademark protection on the AgEagle revised logo and to file provisional patents on certain aspects of our current and future technology. We consider our UAV manufacturing process to be a trade secret and have non-disclosure agreements with current employees to protect those and other trade secrets held by the Company.

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

Risks Related to Our Business and the Industries We Serve

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

AgEagle’s drone systems and solutions are and will be sold in new and rapidly evolving markets. The commercial UAV industry is in the early stages of customer adoption and the FAA’s definition of regulations relating to the integration of commercial drones into the U.S. airspace is still ill-defined but advancing. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our drone systems and solutions will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	Generate sufficient revenue to achieve sustainable profitability;

●	Acquire and maintain market share;

●	Achieve or manage growth in our business operations;

●	Renew contracts;

●	Attract and retain software and system engineers and other highly qualified personnel;

●	Successfully develop and commercial market new products and end-to-end solutions;

●	Adapt to new or changing polices and spending priorities of prospective clients; and

●	Access additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

We have a history of operating losses and expect to incur significant additional operating expenses.

Through our wholly-owned subsidiary, AgEagle Aerial, Inc., we have been operating for approximately ten years. However, AgEagle Aerial, Inc. has only been in the UAV business for half of that time and just begun to operate in the hemp industry. We are currently in the business development stage and have limited commercial sales of our products and, accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect its business, including our ability to raise additional funds.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

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

Although we have successfully completed the technical development of our two original UAV systems, as well as the RX-60 and RX-48 systems, and have developed or acquired several software platforms which we offer for sale or subscription, we may still fail to achieve commercial success for several reasons, including, among others, the following:

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

Our success in the market for the products and services we develop will depend largely on our ability to properly demonstrate their capabilities. Upon demonstration, our solutions may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a competitor; or may not feel there is a significant need for the products we develop. As a result, significant revenue from our current and new product investments may not be achieved for several years, if at all.

We face competition from other companies, many of which have substantially greater resources.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs. The markets for commercial drones and services are quickly expanding, and competition is intensifying as additional competitors enter the market and current competitors expand their product offerings. In order to secure contracts successfully when competing with larger, better financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or future operating results.

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

One of our contracts related to manufacturing and assembly of drones for the purpose of package delivery contains performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing and assembly expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our growth and future prospects. Early termination of client contracts or contract penalties could adversely affect our revenues.

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

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our drone solutions to commercial and industrial customers in the United States.

  The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that in order to engage in commercial use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

 On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. On December 28, 2020, the FAA announced final rules requiring remote identification of drones and allowing operators of small drones to fly over people and at night under certain conditions. We cannot assure you that any final rules enacted in furtherance of the FAA’s announced proposals will result in the expanded use of our drones and drone solutions by commercial and industrial entities. In addition, there exists public concern regarding the privacy implications of U.S. commercial use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS by the commercial use markets.

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

Our senior management and key employees are important to our customer relationships and overall business.

We believe that our success depends in part on the continued contributions of our senior management and key employees. We rely heavily on our executive officers, senior management and key employees to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team and key employees have established and maintain with certain key customers continue to our ability to maintain good customer relations and to identify new business opportunities. The loss of any of our executive officers, members of our senior management team or key employees could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships and impair our ability to identify and secure new contracts and otherwise manage our business.

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

The Company leases a building located at 8863 E. 34th Street North, Wichita, Kansas 67226, which serves as our corporate headquarters and manufacturing facility. The commencement date of the lease was November 1, 2020 and will expire on October 31, 2023, unless sooner terminated or extended. The aggregate estimated rent payments due over the initial three-year term is $297,000. The landlord may grant the Company the option to extend the term for an additional 36 months. The aggregate estimated rent payments due over the option term would be $314,640.

Previously the Company leased manufacturing space located at 117 South 4th Street, Neodesha, Kansas 66757. This served as our corporate headquarters and manufacturing facility. The facility was a lease of 4,000 square feet at a cost of $600 per month. This lease was officially terminated on November 30, 2020.

As a result of the Agribotix acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease was officially terminated on November 30, 2020. Due to the COVID-19 pandemic and our intention to protect the health and safety of our employees, our workforce in Colorado has been working from their respective home offices. Once the nation’s vaccination program gains greater momentum or herd immunity is achieved, we expect to lease new commercial office space in or around Denver, Colorado, which may occur later this year.

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

Lopez v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01810 (C.D. Cal.)

On February 26, 2021, Shawn Lopez filed a shareholder class action complaint in the U.S. District Court for the Central District of California seeking unspecified monetary damages for alleged violations of the United States Securities Exchange Act of 1934 during the period from September 2, 2019 to February 18, 2021 against AgEagle Aerial Systems, Inc. (“AgEagle” or the “Company”), J. Michael Drozd, Nicole Fernandez-McGovern, Bret Chilcott, and Barrett Mooney (the “Defendants”). The case is captioned Lopez v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01810 (C.D. Cal.) and was assigned to District Judge Christina A. Snyder and Magistrate Judge Charles F. Eick. Plaintiff’s initial complaint alleges, among other things, that Defendants purportedly violated the securities laws by making or approving statements that contained allegedly false representations concerning the Company’s business relationship with an e-commerce company.

Madrid v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01991 (C.D. Cal.)

On March 4, 2021, Cristian Jesus Merino Madrid filed a shareholder class action complaint in the U.S. District Court for the Central District of California seeking unspecified monetary damages for alleged violations of the United States Securities Exchange Act of 1934 during the period from September 2, 2019 to February 18, 2021 against AgEagle Aerial Systems, Inc. (“AgEagle” or the “Company”), J. Michael Drozd, Nicole Fernandez-McGovern, Bret Chilcott, and Barrett Mooney (captioned Madrid v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01991 (C.D. Cal.)) (the “Defendants”). Plaintiff’s initial complaint alleges, similar to the Lopez case described above, that Defendants, among other things, purportedly violated the securities laws by making or approving statements that contained allegedly false representations concerning the Company’s business relationship with an e-commerce company.

On March 9, 2021, this case was transferred to District Judge Christina A. Snyder and Magistrate Judge Charles F. Eick as a related case to Lopez v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01810.

Nostrand and Rickerson v. Mooney et al. (Defendants) and AgEagle Aerial Systems, Inc. (Nominal Defendant), Case No. 3:21-cv-00130 (D. Nev.)

On March 17, 2021, John Nostrand and Drew Rickerson filed a shareholder derivative complaint on behalf of nominal defendant AgEagle Aerial Systems, Inc. (“AgEagle” or the “Company”) against Barrett Mooney, Grant Begley, Luisa Ingargolia, Thomas Gardner, Bret Chilcott, J. Michael Drozd, and Nicole Fernandez-McGovern, seeking unspecified monetary damages and other relief for the benefit of the Company for alleged breaches of fiduciary duties and violations of the United States Securities Exchange Act of 1934 for the period September 3, 2019 to the present. Plaintiffs’ complaint alleges, among other things, that Defendants purportedly breached their fiduciary duties and violated the securities laws by making or approving statements that contained allegedly false representations concerning the Company’s business relationship with an e-commerce company.

The Company believes that each of the foregoing complaints are without merit and intends to vigorously defend itself against each of these claims.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the NYSE American under the symbol “UAVS.”

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as a large portion of our first quarter in 2021, of as reported by the New York Stock Exchange.

2021	High	Low
First Quarter (through March 15, 2021)	$15.69	$5.47

2020	High	Low
First Quarter	$0.72	$0.30
Second Quarter	$2.30	$0.34
Third Quarter	$3.42	$1.15
Fourth Quarter	$7.93	$1.98

2019	High	Low
First Quarter	$0.58	$0.41
Second Quarter	$0.42	$0.23
Third Quarter	$0.33	$0.23
Fourth Quarter	$0.65	$0.31

As of March 15, 2021, we had approximately 338 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table provides information as of December 31, 2020 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,525,267	$1.38	732,035
Equity compensation plans not approved by security holders	—	—	—
Total	2,525,267	$1.38	732,035

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

Company Overview

AgEagle™ Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) produces, supports and operates technologically advanced drone systems and solutions for the fast-emerging unmanned aerial vehicle (“UAV”) industry. We are engaged in delivering the metrics, tools and strategies necessary to invent and implement drone-enabled solutions that solve important problems for our valued customers. With our founding premise rooted in high performance, next-level thinking, and technological innovation, AgEagle is intent on ensuring that new standards for quality U.S. manufacturing and the provision of precision-crafted, purpose-built drone systems and solutions are delivered to empower our customers to thrive and prosper in The Drone Age. ™

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-wing drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. In addition to selling our innovative drones to the precision and sustainable farming markets, AgEagle’s innovative data collection and analytics solutions have processed more than two million acres of crops, analyzing data from over 50 countries and 53 difference crop types, and creating more than 11,000 crop reports for its users. AgEagle remains intent on earning distinction as a trusted partner to clients seeking to adopt and support productive agricultural approaches to improve farming practices which currently limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In the first half of 2019, the Company introduced HempOverview, a scalable, responsive and cost-effective SaaS web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

Over the past decade, the broader drone market has continued to evolve and expand. As a result, economic and productivity benefits made possible by drones is fueling global demand for high quality, safe and reliable drone systems and solutions for commercial applications well beyond agriculture. In response, AgEagle is now leveraging our technological expertise and drone engineering and manufacturing experience to penetrate new, high growth market sectors; namely, drone package delivery, public safety/security, large venue decontamination and infrastructure/ inspection, among other high growth market opportunities.

AgEagle’s key growth objectives are centered on three primary areas of focus:

1)	Ag Solutions: Leveraging our reputation as one of the leading technology solutions providers to the agriculture industry to increase market share through delivery of best-in-class drones, sensors and data analytics for hemp and other commercial crops;

2)	Drone Manufacturing: Establishing AgEagle as the dominant commercial drone design, engineering, manufacturing, assembly and testing company in the United States; and

3)	Drone Solutions: Establishing the Company as one of the industry’s leading American-made trusted source for turnkey, end-to-end, tailored drone solutions to the world.

We intend to grow our business by preserving a leadership position in our core Ag Solutions business; providing quality contract manufacturing, assembly and testing services; and innovating new customer-focused drone systems and solutions to capture significant share of the broader commercial drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of drone-related companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

Key Growth Strategies

We intend to grow our business by achieving greater market penetration of the growing precision agriculture marketplace; by promoting our new service targeting the sustainable agriculture marketplace for the 2021 growing season; and by creating new, easier to use and higher value products that position AgEagle as a leading innovator and trusted solutions provider in high growth markets where advanced aerial imaging and data capture and analytics technologies can be used to achieve specific business and sustainability objectives. Currently, our management is actively exploring new vertical expansion opportunities in other industries outside of agriculture and its related areas, including drone-enabled package delivery. In addition to drone package deliveries, we believe that our solutions and services may also be well suited for use in decontamination, mapping and surveying, mining/resource exploration, insurance inspection and infrastructure/asset inspection, among other industrial applications.

Key components of our growth strategy include the following:

●	Achieving greater market penetration of the U.S. industrial hemp industry by working to establish HempOverview and other related products and services as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is – and intends to remain – at the leading edge of leveraging best-in-class technology to provide turnkey solutions for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry through the application of advanced technology – a key competitive differential that the Company hopes to continue capitalizing on in the coming year.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy the Company’s customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative drone systems and solutions that address market needs within our current target markets, enabling us to create new opportunities for growth.

●	Continue to expand the AgEagle platform of drone systems and solutions into other industries beyond agriculture and commercial package delivery. The Company is actively pursuing opportunities outside of agriculture as we continue to expand and grow the AgEagle platform. We are confident in the UAV systems, services and solutions we offer today and believe that these systems, services and solutions could provide other drone industry sectors the same kind of optimization we are currently providing the agriculture industry. Expansion initiatives include the provision of quality contract manufacturing, design and engineering, assembly and testing of advanced drones and drone-related equipment, as well as turnkey drone solutions for the broader drone market.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically-advanced drone-related companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative drone systems and solutions that address specialized market needs within our current target markets and in emerging drone industry sectors.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience - We believe our decade of experience in commercial drone design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. As of today, we develop and manufacture all the drone systems and solutions we produce in the United States, which allows us to avoid many of the potential difficulties that could arise if our engineering and manufacturing operations were otherwise located outside of the country. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita-based manufacturing operations.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce - To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	Increased margins for farmers - We believe our drones and drone solutions directly enhance margins for commercial farmers by reducing the amount of nutrients and chemicals needed to manage their farms. The software equipped on our UAVs deliver a high-quality aerial map upon completion of the flight, allowing the user to accurately identify the specific areas that are malnourished. This software is compatible with precision applicator tractors, which assist users in applying a precise amount of nutrients in only the areas it is needed. In addition, Our UAVs are specially designed to provide users with a portable and easy to operate device, which can be controlled with a hand-held unit or tablet. Through our FarmLens platform, users are able to plan and track an efficient flight path for their UAV. The UAVs are equipped with a camera and NIR filter whose images provide a holistic aerial view of the fields, along with meaningful data that is uploaded and delivered to the user within a very short time frame. As a result, this platform allows users to quickly detect any issues in their crops, which enables them to address such issues in a timely manner before any damage, or further damage, may affect their crops.

●	Expertise in drone delivery – Since 2019, AgEagle has been actively engaged in the custom manufacturing and assembly of drones and drone equipment used for the testing and refining of a world leading ecommerce company’s commercial drone small package delivery vehicles, systems and operations. As a result, we are uniquely positioned to collaborate with other organizations seeking to activate and accelerate adoption of end-to-end drone delivery solutions to drive new and differentiated value creation in their business-to-business or business-to-consumer operations.

●	Leading-edge research and delivery – In order to propel functional commercial applications of drone solutions in real world, real-time environments, and to best aid in the determination and ultimate adoption of a regulatory framework to guide and direct mainstream commercial use of drones beyond visual line of sight, AgEagle is a lead participant in the FAA’s BEYOND program in Kansas and is actively engaged in partnering with other leading drone solutions companies on pilot projects with long-term commercial potential.

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

During the year ended December 31, 2020, in addition to complying with ’shelter at home’ mandates in those states affecting our employees, most of whom worked virtually from their homes, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our large ecommerce client. As a consequence, revenues originally expected to be reported in the second quarter 2020 were reported in the third quarter 2020 results.

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

Our goodwill balance was $3.1 million at December 31, 2020 and $3.1 million at December 31, 2019. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

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

As of December 31, 2020, and 2019, we performed our annual goodwill and finite-lived intangible assets impairment tests for our SaaS reporting unit. The results of that test indicated that for our SaaS reporting unit no impairment charges existed for the recorded goodwill of $3.1M or the related finite-intangibles assets of approximately $521K as of December 31, 2020. As of December 31, 2019, the results of the impairment test indicated that for our SaaS reporting unit an impairment existed for the recorded goodwill of $3.3M but not for related finite-intangibles assets of approximately $521K, resulting in a partial impairment charge on our goodwill of approximately $163,000.

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

Results of Operations

Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019

During the year ended December 31, 2020, we recorded revenues of $1,285,383 compared to revenues of $296,677 for the same period in 2019, a 333% increase. The increase was mainly due to new revenues derived from purchase orders to manufacture and assemble drones and related delivery products designed to meet specific criteria for package delivery in urban and suburban area. Revenue growth was also positively impacted by the continued focus on expansion of our platform, providing aerial imaging and analytics solutions which serve new and emerging markets including registration, oversight, and compliance of hemp fields by state departments of agriculture.

During the year ended December 31, 2020, cost of sales totaled $711,650, a $509,601, or 252%, increase when compared to $202,049 in the year ended December 31, 2019. We had a gross profit of $573,733, or 45% gross profit margin, during the year ended December 31, 2020 compared to $94,628, or 32% gross profit margin, for the year ended December 31, 2019. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve that have resulted in higher margin for our sales.

We recorded total operating expenses of $5,505,040 during 2020, a 110% increase as compared to operating expenses of $2,616,821 in the same period of 2019. Our operating expenses are comprised of general and administrative expenses, professional fees, and selling expenses. General and administrative expenses totaled $2,732,274 in 2020 compared to $1,850,225 in 2019, an increase of 48%. The increase was primarily due to recruiting fees associated with the search for new CEO, costs for public relations services, payments to directors as compensation fees, additional payroll and bonus payments associated with new hires and existing employees, stock compensation expenses, and added annual shareholder meeting costs. Professional fees also increased 308% as we had $2,703,371 of expenses for the current period versus $662,633 in the comparable prior period. The increase was mainly due to additional consulting service fees related to additional operational and business development consultants required to expand our growth opportunities, fractional CTO services, along with incremental legal expenses mainly associated with our capital raising activities and an estimated contingent liability accrual associated with a consultant agreement. Also included in operating expenses was selling costs that decreased 38% to $40,003 versus $65,015 in the prior year’s comparable period due to less travel and conference expenses for the purposes of new business development as a result of COVID-19. Lastly, we recorded $29,392 and $38,498 related to research and development expenses during the years ended December 31, 2020 and 2019, respectively.

Other income (expenses) for the year ended December 31, 2020 was ($594) as we recorded a loss on disposal of fixed assets due to our moving to Wichita. There was no other income (expenses) recorded for the comparable period during 2019.

Interest expense for the year ended December 31, 2020 was $549 related to the Paycheck Protection Plan (PPP) loan as compared to $501 in the prior year related to a promissory note that was repaid in March 2019.

Our net loss was $4,932,450 in 2020. This represents a $2,409,756 increase over our net loss of $2,522,694 in 2019. Overall, the increase in net loss is due to greater operating costs which includes additional general and administrative costs along with added professional expenses as a result of the shift in our sales and long-term growth strategies that required increase business development resources, offset by approximately $163,000 charge of a goodwill impairment that occurred in 2019. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in domestic industrial hemp and sustainable agriculture and growing our drone-enabled package delivery business.

For the year ended December 31, 2020 and 2019, our net loss available to Common Stockholders was $14,043,777 and $2,684,916, respectively an increase of $11,358,861. The increase is due to non-cash charges stemming from required deemed dividend accounting for modifications to certain preferred stock, redemption of preferred stock and the trigger of Down Round provisions on certain preferred stock and warrants.

Cash Flows

December 31, 2020 As Compared to December 31, 2019

Cash on hand was $23,940,333 on December 31, 2020, an increase of $23,222,336 compared to the $717,997 on hand at December 31, 2019. Cash used in operations for 2020 was $2,256,571 compared to $1,818,290 of cash used by operations for 2019. The increase in cash used in operating activities was driven largely decrease in deferred revenue offset by an increase mainly in accounts payables and accrued expenses related to purchases of inventories and payments for professional services and other costs associated the growth of the business.

Cash used by investing activities during 2020 was $779,023compared to $24,445 in 2019. The increase in cash used in our investing activities resulted from the addition of note receivable agreements executed for the purposes of a strategic partnership and a letter of intent associated with an acquisition. In addition, we made purchases of property and equipment and building improvements related to the new leased warehouse and corporate offices along with recording capitalized costs associated with the development of the HempOverview platform.

Cash provided in financing activities during the 12 months ended December 31, 2020 was $26,257,930 compared to cash used in financing activities of $40,998 as of December 31, 2019. The increase in cash provided by our financing activities was due to sales of our Preferred Stock, Common Stock, warrants, and promissory note proceeds as part of Coronavirus Aid, Relief and Economic Security Act’s Paycheck Protection Plan (PPP).

Liquidity and Capital Resources

 As of December 31, 2020, we had working capital of $22,615,624 and a loss from operations of $4,932,450 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next year of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

On April 7, 2020, we entered into a securities purchase agreement with, an existing an institutional investor and shareholder of the Company (the “Investor”), pursuant to which the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the Common Stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which we received net proceeds of $1,010,000.

On May 11, 2020, we entered into a securities purchase agreement with an Investor pursuant to which we agreed to sell to the Investor (in a registered direct offering) 2,400,000 shares of Common Stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of Common Stock, for gross proceeds of approximately $6 million and net proceeds of $5,950,010 after issuance costs. The purchase price for each share of Common Stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of our Series E Preferred Stock, convertible into 1,048,000 shares of Common Stock currently held by the Investor at a repurchase price of $1.06 per share of Common Stock.

On June 24, 2020, we entered into a securities purchase agreement with an Investor pursuant to which we agreed to sell to the Investor in a registered direct offering 4,407,400 shares of Common Stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of Common Stock, and warrants to purchase up to 2,455,476 shares of Common Stock at an exercise price of $1.35 per share (the “Warrants”), for gross proceeds of $7 million (which included subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956.24. Upon exercise of the Warrants in full by the Investor, we received additional gross proceeds of $3,314,892. The shares of Common Stock underlying the Pre-Funded Warrants and the Warrants are referred to as “Warrant Shares.” The purchase price for each share of Common Stock is $1.10 and the purchase price for each Pre-Funded Warrant is $1.099. The exercise price for each Pre-Funded Warrant is $0.001. As of December 31, 2020, all the Warrant Shares were fully exercised.

On August 4, 2020, we entered into a securities purchase agreement with an Investor, pursuant to which we agreed to sell to the Investor in a registered direct offering 3,335,705 shares of Common Stock, par value $0.001, and warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share, for gross proceeds of approximately $10 million. Upon exercise of the Warrants in full by the Investor, we would receive additional gross proceeds of approximately $8,305,367. The purchase price for each share of Common Stock was $2.98. Common Stock

On December 31, 2020, we entered into a securities purchase agreement with an Investor, pursuant to which the Company agreed to sell to the Investor in a registered direct offering Pre-Funded Warrants to purchase up to 1,057,214 shares of Common Stock, par value $0.001 (“Common Stock”), for gross proceeds of approximately $6.375 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,057.21). The shares of Common Stock underlying the Pre-Funded Warrants are referred to as the “Warrant Shares.” The purchase price for each Pre-Funded Warrant is $6.029. The exercise price for each Pre-Funded Warrant is $0.001.

The Company has continued to realize losses from operations. However, as a result of our capital raise efforts, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2022. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations; and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

On December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Operating Leases

The Company leases office space located at 8863 E. 34th Street North, Wichita, Kansas 67226. The Company leases a building located at 8863 E. 34th Street North, Wichita, Kansas 67226, which serves as our corporate headquarters and manufacturing facility. The commencement date of the lease was November 1, 2020 and will expire on October 31, 2023, unless sooner terminated or extended. The aggregate estimated rent payments due over the initial three-year term is $297,000. The landlord may grant the Company the option to extend the term for an additional thirty-six months. The aggregate estimated rent payments due over the option term would be $314,640 and the right of use asset is $257,363 as of December 31, 2020.

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, we entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant with respect to the development of new business opportunities and the implementation of business strategies related to expansion into the emerging domestic hemp cultivation market. The extent of the services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the services under the terms of the agreement, the Consultant can receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement and up to (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of predetermined milestones.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-33, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2020, we dismissed D. Brooks & Associates CPAs (“D.Brooks”) as our independent registered public accountants and engaged WithumSmith+Brown, PC (“Withum”) as its independent registered public accountants. The engagement of Withum has been approved by the Audit Committee of our Board of Directors. D. Brooks’s reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2019 and 2018 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2019 and 2018 and through December 11, 2020, there were no disagreements with D.Brooks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to D. Brooks satisfaction would have caused it to make reference thereto in connection with its reports on the consolidated financial statements for such years. During the fiscal years ended December 31, 2019 and 2018 and through December 11, 2020, there were no “reportable events” of the type described in Item 304(a)(1)(v) of Regulation S-K.

We engaged Withum as our new independent registered public accounting firm effective upon the termination of D. Brooks. The retention of Withum was approved by the Audit Committee. During the fiscal years ended December 31, 2019 and 2018 and through December 11, 2020, we did not consult with Withum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2020, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Other positions with the Company; other directorships held in last five years	Has served as a part of the Company since
Barrett Mooney	36	Chairman of the Board & Former Chief Executive Officer	July 2018
J. Michael Drozd	54	Chief Executive Officer	May 2020
Nicole Fernandez-McGovern	48	Chief Financial Officer, EVP of Operations & Secretary	April 2016
Grant Begley(1)(2)(3)	67	Director	June 2016
Louisa Ingargiola(1)(2)(3)	53	Director	November 2018
Thomas Gardner(1)(2)(3)	45	Director	June 2016

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

 Barrett Mooney. Mr. Mooney was appointed to the Board as its Chairman in May 2020. Previously, Mr. Mooney served as Chief Executive Officer from July 2018 through May 2020. Mr. Mooney brings an extensive track record of growing agriculture and sustainability businesses. From May 2017 to July 2018, he served as Group Product Lead for The Climate Corporation, a subsidiary of Monsanto (recently acquired by Bayer), where he led the satellite imagery team, managed a team focused on using artificial intelligence to enhance crop yield production, and introduced a new organizational structure to improve sales efficiency. Prior to The Climate Corporation, from July 1, 2012 to May 1, 2017, Mr. Mooney co-founded and was CEO and president of HydroBio, a software company that used satellite-driven image analytics to conserve water and maximize crop yields. In May 2017, he sold HydroBio to The Climate Corporation. Mr. Mooney holds a Doctor of Philosophy in Agricultural and Biological Engineering from the University of Florida. He is also a member of the American Society of Agricultural and Biological Engineers.

J. Michael Drozd. Mr. Drodz was appointed as AgEagle’s new Chief Executive Officer in May 2020. Prior to joining AgEagle, he was recruited by a Denver-based private equity group to serve as the CEO of Hemp Companies (renamed RYTE). From 2015 through 2019, Mr. Drozd served as President of Eurofins AgBio Division, a global business focused primarily on testing for the agriculture sector (seeds, plants and animals) with an emphasis on genetic analyses. From 2014 until his recruitment to Eurofins, he was Chief Operating Officer at Arbiom, a French biotechnology company where he restructured the organization, materially increased overall efficiency and improved resource allocations through numerous initiatives. As President and CEO of Aseptia/Wright Foods from 2011 through 2014, Mr. Drozd was credited for growing revenues from $210,000 to over $20 million in just over three years. The company achieved the distinction of being named the fastest growing food company in the U.S. on Inc. 500. In addition, he closed $500 million in customer contracts, including Fortune 500 companies; and negotiated over $81 million in financing transactions.

Earlier in his career, Mr. Drozd served as Executive Vice President of CoalTek, a clean tech energy company that he scaled into the largest clean coal processing enterprise in the nation. He also served as President and CEO of Industrial Microwave Systems. Prior to Industrial Microwave Systems, Mr. Drozd was an Associate at Decision Focus Inc., a management consulting firm which focused on logistics and yield management systems. In this role, he designed, implemented and managed the forecasting and yield management system for a major logistics company.

Mr. Drozd received dual Bachelor of Science degrees in Electrical Engineering and Economics from Duke University in 1989 as an AB Duke and General Motors Scholar. He earned his Master’s in Optical Engineering from Cambridge University (England) attending as a Churchill Scholar. He also received a Masters’ degree in Engineering-Economic Systems (Business / Engineering Management) from Stanford University and was a National Science Fellow. He received his Ph.D. from Duke University in Electrical and Computer Engineering in 1997.

Nicole Fernandez-McGovern, CPA. Since August 2016, Ms. Fernandez-McGovern has served as AgEagle’s Chief Financial Officer, charged with overseeing the Company’s global financial operations to include managing financial planning, general tax and accounting activities, capital formation, SEC reporting and other key financial duties. Prior to joining AgEagle, she served as Chief Executive Officer and Chief Financial Officer of Trunity Holdings, Inc., a publicly traded education technology company. While at Trunity, Ms. Fernandez-McGovern led the successful restructuring of the Company by acquiring a new compounding pharmacy business and finalizing the spin-out of the legacy education business into a newly formed private company. In 2011, she began RCM Financial Consulting, where she serves as President. The firm is specialized consulting firm focused on providing interim accounting and financial services to small and medium sized businesses along with financial advisory services. During the preceding ten years, Ms. Fernandez-McGovern was a financial manager at Elizabeth Arden where she was involved with all aspects of the Nasdaq-listed company’s SEC and financial reporting processes. She launched her professional career at KPMG, LLP in its audit and assurance practice, where she managed various large -scale engagements for both public and privately held companies.

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

Mr. Begley holds Masters’ degrees in Aerospace and Aeronautic Engineering from the Naval Post-Graduate School and a Bachelor’s degree in General Engineering from the U.S. Naval Academy. The Company believes that Mr. Begley’s 20 plus years of experience as a UAV industry expert, focused on UAV technologies, regulations and commercial applications, will be an invaluable resource to the Board of Directors.

Louisa Ingargiola. Ms. Ingargiola has served as a member of the Board of Directors of the Company since November 2018. In 1990, Ms. Ingargiola joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division. In this capacity, she worked with investors and partners to report investment results, file tax forms, and recommend investments. In 1992, Ms. Ingargiola joined MetLife Insurance Company as a Budget and Expense Manager. In this capacity she managed a $30 million annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. From 2007 through 2016, Ms. Ingargiola served as the Chief Financial Officer at MagneGas Corporation (NASDAQ: MNGA) and continues to serve as a director. Ms. Ingargiola currently serves as Chief Financial Officer of Avalon-Globocare (NASDAQ:AVCO) and as the Audit Committee Chair of FTE Networks, Inc. (NYSE:FTNW) and Electra Meccanica (NASDAQ:SOLO) where she has helped manage over $200 Million in equity and debt financing. Ms. Ingargiola also serves as a Director of The JBF Foundation Worldwide, a 501(c)(3) non-profit. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s degree in Business Administration and a concentration in Finance. In 1996, she received her MBA in Health Administration from the University of South Florida.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2020, the Board of Directors held 18 meetings and acted by unanimous written consent on various matters. We encourage each director to attend our annual meeting of shareholders in person or by telephone conference call. All of the board members attended the 2020 Annual Meeting of Shareholders via teleconference.

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

Audit Committee

We have a separately-designated standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 that is responsible for assisting the Board of Directors in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of the Company’s independent auditors, and the Company’s internal financial and accounting controls. The Audit Committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of the Company’s independent auditors, and the Company’s independent auditors report directly to the Audit Committee. During 2020, the Audit Committee had a total of four meetings.

The members of the Audit Committee are Louisa Ingargiola, Chair, Grant Begley, and Thomas Gardner. Each member of the Audit Committee qualifies as an independent director under the corporate governance standards of the NYSE American and the independence requirements of Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Louisa Ingargiola qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NYSE American. For information about Ms. Ingargiola’s relevant experience that qualifies her to be an audit committee financial expert, please see her biography above.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company, approves the compensation of the chief executive officer and approves or recommends to the Board of Directors for approval the compensation of other executives. The Compensation Committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

The members of the Compensation Committee are Grant Begley, Chairman, Louisa Ingargiola, and Thomas Gardner. Each member of the compensation committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the United States Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by the NYSE American. The compensation committee has adopted a written charter that satisfies the applicable standards of the SEC and the NYSE American, which is available on our website. During 2020, the Compensation Committee had a total of four meetings.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for making recommendations to our board of directors regarding candidates for directorships and the structure and composition of our board and the board committees. In addition, the nominating and corporate governance committee will be responsible for developing and recommending to our board corporate governance guidelines applicable to the company and advising our board on corporate governance matters. During 2020, the Nominating and Corporate Governance Committee had no meetings and acted by unanimous written consent on one occasion.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Section 121(a) of the listing standards of NYSE American and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board of Directors, c/o AgEagle Aerial Systems Inc., 8863 E. 34th Street North, Wichita, Kansas 67226. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Changes in Nominating Process

In 2020, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Name	Late Reports	Transactions Covered	Number of Shares
Barrett Mooney	Form 4	Acquisition of Stock Options	25,000

Michael Drozd	Form 4	Acquisition of Stock Options	140,000

Thomas Gardner	Form 4	Acquisition of Stock Options	25,000

Louisa Ingargiola	Form 4	Acquisition of Stock Options	25,000

Nicole Fernandez-McGovern	Form 4	Acquisition of Stock Options	140,000

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

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	All Other Compensation(5)	Total
Barrett Mooney (1)	2020	$57,539	$—	$35,000	$128,338	$66,500	$287,377
Chairman of the Board & Former Chief Executive Officer	2019	$220,000	$12,000	$—	$99,547	$—	$331,547
Nicole Fernandez-McGovern	2020	$206,692	$75,000	$24,500	$522,928	$—	$829,120
Chief Financial Officer & EVP of Operations	2019	$180,000	$7,000	$—	$84,640	$—	$271,640
J. Michael Drozd (4))	2020	$148,231	$12,000	$134,000	$420,465	$—	$714,696
Chief Executive Officer	2019	$—	$—	$—	$—	$—	$—
Bret Chilcott (6)	2020	$141,077	$—	$—	$—	$—	$141,077
Former Chairman of the Board, Former President and Former Secretary	2019	$140,000	$—	$—	$—	$—	$140,000

(1)	Barrett Mooney was appointed as Chief Executive Officer of the Company effective July 18, 2018; and resigned from the position in May 2020. Simultaneous with his stepping down as CEO, Mr. Mooney was appointed as the new Chairman of the Board, replacing Mr. Chilcott.

(2)	Represents restricted stock units granted to Mr. Drozd, Mr. Mooney, and Ms. Fernandez-McGovern.

(3)	The aggregate grant date fair value of the options awarded to each executive officer is computed in accordance with FASB ASC Topic 718 and excludes the effect of forfeiture assumptions. Also, these awards generally vest over a one period from the date of grant. The assumptions used to calculate the fair value of stock option awards are Black-Scholes option valuation model.

(4)	J. Michael Drozd joined AgEagle in May 2020 upon his appointment as the Company’s new Chief Executive Officer, replacing Mr. Mooney.

(5)	Represents consulting fees paid to Mr. Mooney following his resignation as Chief Executive Officer effective May 2020. Mr. Mooney agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month, which commenced on August 1, 2020 and ending on November 30, 2020.

(6)	Bret Chilcott served as our Chairman of the Board and President in 2019 but resigned as an officer and director in May 2020.

Employment Agreements

Barrett Mooney

Pursuant to an employment offer letter dated July 9, 2018, Mr. Mooney received compensation for his services as Chief Executive Officer a base salary of $220,000 per year, which was subject to annual performance review by the Compensation Committee of the Board and could be revised by the Board, in its sole discretion. Mr. Mooney received an initial grant of 75,000 shares of restricted Common Stock of the Company which is fully vested. Mr. Mooney was also eligible to receive an award of 75,000 shares of restricted Common Stock of the Company which was eligible for full vesting on January 1, 2019 if, and only if, the stock price of the Company reached $3.55 per share and the closing price per share was at or above such price at the end of the day on January 1, 2019. In addition, Mr. Mooney was eligible to receive an award of 20,000 nonqualified stock options under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) upon securing one sustainability pilot program on or before October 31, 2018, and an additional award of 30,000 nonqualified stock options under the Equity Plan upon securing a second sustainability pilot program on or before January 31, 2019. Both awards provided for immediate vesting and exercisability at an exercise price equal to the fair market value of the Company’s shares of Common Stock underlying the options as of the date of grant. Mr. Mooney was also eligible to receive an award of up to 55,000 Non-qualified Stock Options under the Equity Plan based upon the results of his annual performance review in the first quarter of 2019.

Effective December 18, 2018, an amendment was signed for the original employment offer letter dated July 9, 2018, thereby providing an amendment to provide that in lieu of the issuance of 75,000 shares of restricted Common Stock of the Company (the “Shares”), the Company awarded Mr. Mooney 125,000 Non-qualified Stock Options (the “Stock Options”) under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”). The Stock Options are subject to the terms of the Equity Plan and standard option award agreement which shall have a term of 10 years and provide for vesting over a one-year period and exercisability at an exercise price equal to the fair market value of the Company’s Common Stock as of the date of the grant. The award of 75,000 shares were returned to the Company and immediately cancelled.

On September 30, 2019, the Board of Directors and the Compensation Committee approved a new compensatory arrangement for Mr. Mooney. Commencing on September 30, 2019, Mr. Mooney received quarterly awards of stock options to purchase 15,000 shares of the Company’s Common Stock under the Company’s current shareholder approved equity incentive plan. The exercise price at the time of the awards were based on the fair market value of the Company’s Common Stock on the NYSE American on the date of grant. The options were issued quarterly for a period of two years, vested in equal amounts over a two-year term from the date of grant, and are exercisable for a period of five years from date of grant. Mr. Mooney was also entitled to receive bonuses up to $48,000 in cash, 250,000 shares of restricted stock and 225,000 stock options upon the achievement of certain Company operational milestones. The foregoing compensation arrangements were in addition to the compensation received by Mr. Mooney under his employment agreement.

On March 6, 2020, Mr. Mooney resigned as Chief Executive of the Company. The Board of Directors and Mr. Mooney reached a mutual agreement that he would continue in his role as Chief Executive Officer for an additional sixty (60) days through May 5, 2020 during which time the Company initiated and completed an executive search for his replacement. It was also agreed that Mr. Mooney would continue with the Company in the role as Chairman of the Board to replace Mr. Chilcott for a period of 12 months.

For the period March 6, 2020 through April 4, 2020, the Compensation Committee agreed to pay Mr. Mooney his then current salary and benefits and $50,000 in cash, $25,000 of which was paid in a lump sum in April 2020, and the balance paid in equal installments over a six-month period beginning on May 5, 2020. In addition, Mr. Mooney will remain eligible for bonuses of up to $15,000 as approved by the Board based upon certain revenue and operational targets being achieved. Commencing May 5, 2020 in his role as Chairman, he will receive a quarterly grant of 16,500 stock options at the fair market value of the stock on the issuance date, vesting over two years and exercisable for a period of five years, and reimbursement for travel expenses. Mr. Mooney also agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses.

On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month, commencing on August 1, 2020 and ending on November 30, 2020.

Nicole Fernandez-McGovern

Based on her agreement commencing with the date of appointment as CFO in August 2016, Ms. Fernandez-McGovern earned a salary of $66,000 per year, payable in monthly installments of $5,500 for 2017. In 2018, her monthly installment payment increased to $8,000 and effective upon the closing of the Merger, Ms. Fernandez-McGovern’s salary increased to $150,000. As part of her compensation upon the closing of the Merger, Ms. Fernandez-McGovern also received 10-year stock options to purchase 265,033 shares of Common Stock at an exercise price of $0.06 per share, of which half of the options vested upon issuance and the remainder vested equally over two years. Additionally, on a quarterly basis, Ms. Fernandez-McGovern was awarded 12,500 shares of stock options to purchase Common Stock at an exercise price per share equal to the market price of our Common Stock at the time of issuance during the term of her employment.

Effective January 1, 2019, Ms. Fernandez-McGovern signed a new employment agreement with the Company, whereby her annual base salary increased to $180,000; and a ten-year grant of 50,000 stock options to purchase shares of Common Stock at an exercise price of $0.54 was awarded. In addition, Ms. Fernandez-McGovern continued to receive quarterly grants of 12,000 stock options to purchase Common Stock at an exercise price equal to the market price of our Common Stock at the time of issue during the term of her employment. All of the awards vested equally over two years.

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

On April 20, 2020, the Compensation Committee approved a 2020 Executive Compensation Plan for Ms. Fernandez-McGovern as CFO and EVP of Operations, providing for an annual salary of $200,000, cash bonus of $30,000, quarterly stock option grants of 15,000 and restricted stock units (RSUs) of 125,000, with the cash bonus, option and RSUs dependent upon her achieving certain financial and operational milestones.

On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, approved a change in the compensation of Ms. Fernandez-McGovern. The Compensation Committee engaged an independent third party to conduct a compensation study to assess if the Company’s compensation of its Board and its executive officers is in line with the industry average. As a result of the study, and upon the recommendation of the Compensation Committee, the Board approved an increase in Ms. Fernandez-McGovern’s annual salary from $200,000 to $220,000 and an increase in quarterly stock options from 12,500 to 15,000. In addition to the previously approved 2020 bonus structure, Mr. Fernandez-McGovern was awarded an additional performance-based bonus of $40,000, equal to 20% of her then current salary. The approved compensation was retroactive to July 1, 2020.

J. Michael Drozd

Mr. Drozd receives a base salary of $235,000 per year, in his role as Chief Executive Officer which is subject to an annual performance review by the Compensation Committee of the Board and may be revised by the Committee, in its sole discretion. Mr. Drozd is entitled to receive an annual 20% bonus, which may be a mix of cash and stock options, based upon his performance as determined by certain metrics to be established by the Board and Mr. Drozd. He received an initial grant of 100,000 restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. Mr. Drozd is eligible to receive a quarterly award of 15,000 non-qualified stock options under the Equity Plan. At the time of issuance, the stock option award agreements will set forth the vesting, exercisability, and exercise price of the stock options as of the date of the grants.

We have no other formal employment agreements with our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of our named executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, it is possible we will enter into formal employment agreements with our executive officers in the future.

Bret Chilcott

Mr. Chilcott served as a member of the Board of Directors of the Company and as President since the inception of the Company in 2010 and had served as Chief Executive Officer from February 2016 to July 18, 2018. As of July 18, 2018, Mr. Chilcott stepped down as Chief Executive Officer and served as President, Secretary and Chairman of the Board of the Directors until his resignation as an officer and director on March 6, 2020. Up until May 2020, Mr. Chilcott had no formal agreement with the Company but did hold the position of Chief Executive of the Company for an annual salary of $175,000. Upon his resignation as Chief Executive Officer of the Company in 2018 his salary was reduced to $140,000, annually. Following his resignation in May 2020, Mr. Chilcott agreed to remain an employee of AgEagle and trust advisor to the Company’s leadership team for a period of twelve months to help ensure a seamless management transition.

Changes in Management

On March 6, 2020, Mr. Mooney resigned as Chief Executive Officer of the Company. The Board and Mr. Mooney reached a mutual agreement that he would continue in his role as Chief Executive Officer until May 5, 2020 (the “Transition Period”) during which time the Company had commenced its executive search for his replacement.

On March 6, 2020, Mr. Bret Chilcott resigned as President of the Company and as Chairman of the Board. The Board and Mr. Chilcott reached a mutual agreement that he would continue in his roles as President and Chairman during the Transition Period. Thereafter, Mr. Chilcott would no longer continue as an officer or director of the Company but remain an employee of the Company and advise the Company for a period of 12 months after the Transition Period to help ensure a seamless leadership transition. At the end of the 12-month period, it is Mr. Chilcott’s intention to retire.

It was also agreed that after the Transition Period, Mr. Mooney would continue with the Company in the role as Chairman of the Board to replace Mr. Chilcott.

In May 2020 following its formal executive search, the Company appointed J. Michael Drozd as AgEagle’s new Chief Executive Officer, replacing Mr. Mooney in the role.

Outstanding Equity Awards

The following table lists the outstanding equity incentive awards held by Named Executive Officers (NEO) as of the fiscal year ended December 31, 2020:

		Option Awards				Stock Awards
Name & Principal Position	Year	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Options Exercise price ($)	Expiration Date	Number of shares or units of stock that have not Vested (#)	Market value of shares or units of stock that have not Vested ($)
Barrett Mooney	2020	—	25,000	$6.00	12/30/2025	—	$—
Chairman of the Board & Former Chief Executive Officer	2020	3,125	21,875	$2.28	9/29/2025	—	$—
	2020	3,750	11,250	$1.19	6/29/2025	—	$—
	2020	5,625	9,375	$0.41	3/30/2025	—	$—
	2019	7,500	7,500	$0.45	12/29/2024	—	$—
	2019	9,375	5,625	$0.31	9/28/2024	—	$—
	2019	62,500	37,500	$0.31	9/28/2024	—	$—
	2019	145,833	104,167	$0.41	3/28/2029	—	$—
Michael Drozd	2020	—	15,000	$6.00	12/30/2025	100,000	$600,000
Chief Executive Officer	2020	—	125,000	$5.20	12/20/2025	—	$—
	2020	1,875	13,125	$2.28	9/29/2025	—	$—
	2020	1,791	5,376	$1.19	6/29/2025	—	$—
Nicole Fernandez-McGovern	2020	—	15,000	$6.00	12/30/2025	—	$—
Chief Financial Officer & EVP of Operations	2020	—	125,000	$5.20	12/20/2025	—	$—
	2020	1,875	13,125	$2.28	9/29/2025	—	$—
	2020	3,124	9,376	$1.19	6/29/2025	—	$—
	2020	36,458	88,542	$1.27	5/13/2025	—	$—
	2020	4,687	7,813	$0.41	3/30/2025	—	$—
	2019	6,249	6,251	$0.45	12/29/2024	—	$—
	2019	31,249	18,751	$0.31	9/28/2024	—	$—
	2019	15,625	9,375	$0.31	9/28/2024	—	$—
	2019	7,812	4,688	$0.31	9/28/2024	—	$—
	2019	9,374	3,126	$0.29	6/28/2024	—	$—
	2019	87,500	62,500	$0.41	3/28/2029	—	$—
	2019	10,937	1,563	$0.41	3/29/2024	—	$—
	2019	47,916	2,084	$0.54	12/31/2023	—	$—
	2018	12,500	—	$0.56	12/30/2023	—	$—
	2017	115,533	—	$0.06	10/2/2027	—	$—

Potential Payments upon Termination or Change in Control

 On March 6, 2020, Mr. Mooney resigned as Chief Executive Officer of the Company. The Board and Mr. Mooney reached a mutual agreement that he would continue in his role as Chief Executive Officer until May 5, 2020 during which time the Company has commenced an executive search for his replacement.

For the period March 6, 2020 through April 4, 2020, the Compensation Committee agreed to pay Mr. Mooney his then current salary and benefits and $50,000 in cash, $25,000 of which was paid in a lump sum in April 2020, and the balance paid in equal installments over a six-month period beginning on May 5, 2020. In addition, Mr. Mooney will remain eligible for bonuses of up to $15,000 as approved by the Board based upon certain revenue and operational targets being achieved. Commencing May 5, 2020 in his role as Chairman, he will receive a quarterly grant of 16,500 stock options at the fair market value of the stock on the issuance date, vesting over two years and exercisable for a period of five years; and reimbursement for travel expenses. Mr. Mooney also agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month, commencing on August 1, 2020 and ending on November 30, 2020.

On March 6, 2020, Mr. Bret Chilcott resigned as President of the Company and as Chairman of the Board. The Board and Mr. Chilcott reached a mutual agreement that he would continue in his roles as President and Chairman during the Transition Period. Thereafter, Mr. Chilcott will would no longer continue as an officer or director of the Company; but would be an employee of the Company and advise the Company for a period of 12 months after the Transition Period to help ensure a seamless leadership transition.

DIRECTOR COMPENSATION

For the year ended December 31, 2020 and 2019, the members of our Board of Directors received the following cash compensation and stock awards:

Name	Year	Fees Earned or Paid in Cash(2)	Stock Awards $ (1)(2)(3)	Total $

Barrett Mooney	2020	$30,000	$163,338	$193,338
Chairman of the Board and Former Chief Executive Officer	2019	$—	$99,540	$99,540
Tom Gardner	2020	$30,000	$129,784	$159,784
Director	2019	$—	$23,273	$23,273
Grant Begley	2020	$30,000	$129,784	$159,784
Director	2019	$—	$23,273	$23,273
Luis Ingargiola	2020	$30,000	$129,784	$159,784
Director	2019	$—	$32,343	$32,343
Bret Chilcott	2020	$—	$—	$—
Former Chairman of the Board and Chief Executive Officer	2019	$—	$—	$—

(1)	Pursuant to their respective offer letters in 2018, Messrs. Grant Begley and Thomas Gardner were entitled to receive for their service on the Board: (1) an initial grant of five-year options to purchase 77,356 shares of Common Stock as accrued for time served as a Board member at an exercise price of $0.06 per share that vested half upon issuance and the remainder is vesting equally over two years; and (2) additional five-year options to purchase 16,500 shares of Common Stock issuable per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest equally over two years.

(2)	On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, approved a change in the compensation of the directors. The Compensation Committee engaged an independent third party to perform a compensation study to assess if the Company’s compensation to its Board members is in line with the industry averages. As a result of the study, and upon the recommendation of the Compensation Committee, the Board approved a cash component for director compensation in the amount of $60,000 per year, payable quarterly, and an increase in quarterly stock options from 16,500 shares to 25,000. The approved compensation was retroactive to July 1, 2020.

(3)	Pursuant to Ms. Louisa Ingargiola’s offer letter dated November 27, 2018, she was entitled to receive for her service on the board: (1) an initial grant of five-year options to purchase 41,250 shares of Common Stock upon appointment, which was at an exercise price of $0.77 (equal to the market price of our Common Stock on the date of grant) that will vest in equal installments every calendar quarter over a one year period; and (2) five-year options to purchase 16,500 shares of Common Stock per calendar quarter of service at an exercise price per share equal to the market price of our Common Stock at the time of issuance that will vest in equal installments every calendar quarter for the two year period after date the grant. On September 30, 2019, the board granted Ms. Ingargiola an additional 100,000 options to purchased shares of Common Stock for her services as audit chair.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 15, 2021 by:

●	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our Common Stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all of our current directors and executive officers as a group.

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

Name and Address of Beneficial Owner(1)	Number of Shares (2)	Percent of Class
Barrett Mooney
Chairman of the Board & Former Chief Executive Officer (3)	280,484	*	%
Michael Drozd
Chief Executive Officer(3)	30,694	*	%
Nicole Fernandez-McGovern
Chief Financial Officer & EVP of Operations (3)	406,444	*	%
Grant Begley
Director(3)	195,769	*	%
Thomas Gardner
Director(3)	83,143	*	%
Louisa Ingargiola
Director(3)	95,208	*	%
All Directors and Executive Officers as a Group (6 persons)	1,091,742	*	%

* Represents less than one percent

(1)	Unless otherwise indicated, such individual’s address is c/o AgEagle Aerial Systems, Inc., 8863 E. 34th Street North, Wichita, Kansas 67226.

(2)	The persons named in this table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 15, 2021 and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 15, 2021.

(3)	All shares reflected are those shares of Common Stock which underlie options issued and fully vested, as of March 15, 2021.

Equity Compensation Plans

Company 2017 Omnibus Equity Incentive Plan

The Amended and Restated 2017 Omnibus Equity Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, the Company The purpose of the Plan is to help the Company attract, motivate and retain such persons and thereby enhance shareholder value. The Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted shares , restricted shares, restricted stock units, performance stock, performance units, SARs, tandem stock appreciation rights, distribution equivalent rights, or any combination of the foregoing, to key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely Company employees or employees of the Company’s subsidiaries are eligible for incentive stock option awards). The Company has reserved a total of 4,000,000 shares of Common Stock for issuance as or under awards to be made under the Plan.

Types of Stock Awards

The Plan provides for the grant of incentive stock options and non-qualified stock options. Stock options may be granted to employees, including officers, non-employee directors and consultants of the Company or its affiliates, except that incentive stock options may be granted only to employees.

Share Reserve

The aggregate number of shares of Common Stock that have been reserved for issuance under the Plan is 4,000,000. As of December 31, 2020, there are 3,267,965 shares underlying options granted under the Plan and 732,035 shares of Common Stock available for future issuance under the Plan. If a stock option award expires, terminates, is canceled, or is forfeited for any reason, the number of shares subject to the stock option award will again be available for issuance. In addition, if stock awards are settled in cash, the share reserve will be reduced by the number of shares of Common Stock with a value equal to the amount of the cash distributions as of the time that such amount was determined and if stock options are exercised using net exercise, the share reserve will be reduced by the gross number of shares of Common Stock subject to the exercised portion of the option. We also had 207,055 shares underlying options that have been granted outside of the Plan which were exercised on July 20, 2020.

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

Stock Options

Incentive stock options and non-qualified stock options are granted pursuant to stock option award agreements adopted by the committee. The committee determines the exercise price for a stock option, within the terms and conditions of the Plan, provided that the exercise price shall not be less than (i) in the case of a grant of any NQSO or an ISO to a key employee who at the time of the grant does not own stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock or of any subsidiary, one hundred percent (100%) of the fair market value of a share of Common Stock as determined on the date the stock option award is granted; (ii) in the case of a grant of an ISO to a key employee who, at the time of grant, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of our stock or of any subsidiary, one hundred ten percent (110%) of the fair market value of a share of Common Stock , as determined on the date the stock option award is granted. The fair market value of the Common Stock for purposes of determining the exercise price shall be determined by the Committee in accordance with any reasonable method of valuation consistent with applicable requirements of Federal tax law, including, as applicable, the provisions of Code Section 422(c)(8) and 409A as applicable. Stock options granted under the Plan will become exercisable at the rate specified by the committee and may be exercisable for restricted stock, if determined by the committee.

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

Description of Securities

Our authorized capital stock consists of 275,000,000 shares, of which 250,000,000 shares are designated as Common Stock par value $.001 per share, and 25,000,000 shares are designated as preferred stock, par value $.001 per share of which (i) no shares have been designated as Series A Preferred Stock, (ii) 1,764 shares have been designated as Series B Preferred Stock, (ii) 10,000 shares have been designated as Series C Preferred Stock and (iii) 2,000 shares have been designated as Series D Preferred Stock and 1,050 shares have been designated as Series E. As of December 31, 2020, we had 58,636,365 shares of Common Stock issued and outstanding. No shares of Preferred Stock are outstanding.

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

Related Party Transactions

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the years ended December 31, 2020 and 2019, Premier Financial Filings provided services to the Company resulting in fees of $23,524 and $7,753, respectively.

One of our directors, Thomas Gardner, is one of the principals of NeuEon, Inc, which provide services to the company as CTO. For the year ended December 31, 2020, the company recognized $118,500 of expenses which is included in the general and administrative expense related to those services.

Following Barrett Mooney’s resignation as Chief Executive Officer effective May 2020 he agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month, which commenced on August 1, 2020 and ending on November 30, 2020. For the year ended December 31, 2020, the company recognized $66,500 of expenses which is included in the general and administrative expense related to those services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Tax Fees

Our current independent registered public accounting firm WithumSmith+Brown, PC, billed an aggregate of $5,150 related to audit services for the year ended December 31, 2020. Our former independent auditor, D. Brooks and Associates CPAs, billed an aggregate of $47,161 related to audit and the quarterly reviews for the year ended December 31, 2020. In addition, D. Brooks and Associates CPAs, billed an aggregate of $45,000 related to audit and the quarterly reviews for the year ended December 31, 2019. The Company was also billed by an outside firm to perform an independent inventory observation $1,000 for the year ended December 31, 2020 and 2019, respectively. In addition, $8,540 and $10,550 was billed for tax services in 2020 and 2019, respectively. Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

	2020	2019
Audit Fees	$52,311	$45,000
Audit-Related Fees	1,000	1,000
Tax Fees	8,540	10,550
Total	$61,851	$56,550

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)

3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)

3.6	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on March 29, 2018)

3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

3.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)

3.10	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)

3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)

3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)

3.13	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on May 22, 2013)

3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2018)

3.15	Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)

4.1*	Description of Registrant’s Securities

4.2	Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 on Form 8-K filed on January 5, 2021)

4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 on Form 8-K filed on June August 6, 2020)

10.1	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.2	ASSET PURCHASE AGREEMENT, dated as of July 25, 2018, into by and among the (i) Registrant, (ii) EAGLE AERIAL SYSTEMS, INC., a Nevada corporation and wholly-owned subsidiary of Registrant, (iii) AGRIBOTIX, LLC, a Colorado limited liability company, (iv) the individuals listed on the signature page thereof, and (v) Paul Hoff, in his capacity as the representative of the Seller Investor. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 31, 2018).

10.3	Employment Agreement for Nicole Fernandez-McGovern dated January 1, 2019

10.4	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc and Nicole Fernandez-McGovern dated January 1, 2019

10.5	Employment Agreement for Michael Drozd, dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2020)

10.6*	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc. and J. Michael Drozd dated as of May 18, 2020

10.7	Securities Purchase Agreement by and between AgEagle Aerial Systems Inc. and Alpha Anstalt Capital, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 5, 2020)

10.8	Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)

10.9	Convertible Promissory Note, dated October 14, 2020 (Incorporated herein by reference to Exhibit 10.1 of the Current Report on form 8-K filed on October 16, 2020)

14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

21.1*	List of Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC., an independent registered public accounting firm

23.2*	Consent of D. Brooks and Associates CPAs, P.A., an independent registered public accounting firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: March 31, 2021	By:	/s/ J. Michael Drozd
J. Michael Drozd
Chief Executive Officer

Dated: March 31, 2021	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, EVP of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ J. Michael Drozd	Chief Executive Officer	March 31, 2021
J. Michael Drozd	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, EVP of Operations and Secretary	March 31, 2021
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

/s/ Barrett Mooney	Chairman of the Board	March 31, 2021
Barrett Mooney

/s/ Grant Begley	Director	March 31, 2021
Grant Begley

/s/ Luisa Ingargiola	Director	March 31, 2021
Luisa Ingargiola

/s/ Thomas Gardner	Director	March 31, 2021
Thomas Gardner

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AgEagle Aerial Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to consolidated financial statements (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Transactions

Description of the Matter:

As described in note 8 of the consolidated financial statements, the Company raised capital using convertible instruments which are inherently complex in nature. During the year ended December 31, 2020, these convertible instruments were converted into shares of common stock. These transactions converted into common shares in addition to triggering downround provisions and deemed dividends. The transactions required complex auditor judgment due to the number and the variety of the types of instruments and the subjectivity of assumptions used to value the transactions.

How We Addressed the Matter in Our Audit

Addressing the matter involved obtaining an understanding of the controls over the Company’s process for issuing and recording equity. We assessed the appropriateness of judgments made by management in determining key assumptions used in the valuation of each equity transaction. We obtained and reviewed all material equity agreements and considered whether the recording was appropriate given the nature of the transaction. We recalculated the value of the amounts recorded based on management’s key assumptions and on the related stock value at the time of the transaction. We agreed all material cash consideration received in equity raises to the Company’s bank statements. We also tested the accuracy and the completeness of the disclosure of the transactions.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Orlando, Florida

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AgEagle Aerial Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AgEagle Aerial Systems, Inc. (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AgEagle Aerial Systems, Inc. as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2015.

Palm Beach Gardens, Florida

April 10, 2020

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$23,940,333	$717,997
Accounts receivable	—	65,833
Inventories, net	135,647	221,167
Prepaid and other current assets	122,011	124,163
Notes receivable	600,000	—
Total current assets	24,797,991	1,129,160

Property and equipment, net	122,589	37,776
Right of use asset	257,363	—
Intangible assets, net	440,527	520,573
Goodwill	3,108,000	3,108,000
Total assets	$28,726,470	$4,795,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$159,812	$57,432
Accrued expenses	1,844,825	36,416
Accrued dividends	—	163,555
Contract liabilities	2,302	264,472
Current portion of lease liability	85,895	—
Current portion of promissory note	89,533	—
Total current liabilities	2,182,367	521,875

Long term portion of lease liability	171,468	—
Long term portion of promissory note	17,906	—
Total liabilities	2,371,741	521,875

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series C Convertible, $0.001 par value, 10,000 shares authorized, 0 and 3,501 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	4
Preferred Stock, Series D, $0.001 par value, 2,000 shares authorized, 0 and 2,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	2
Common Stock, $0.001 par value, 250,000,000 shares authorized, 58,636,365 and 15,424,394 shares issued and outstanding at December 31, 2020 and 2019, respectively	58,636	15,424
Additional paid-in capital	47,241,757	12,456,989
Accumulated deficit	(20,945,664)	(8,198,785)
Total stockholders’ equity	26,354,729	4,273,634
Total liabilities and stockholders’ equity	$28,726,470	$4,795,509

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues	$1,285,383	$296,677
Cost of sales	711,650	202,049
Gross Profit	573,733	94,628

Operating Expenses:
Selling expenses	40,003	65,015
General and administrative	2,732,274	1,850,225
Professional fees	2,703,371	662,633
Research and development	29,392	38,948
Total Operating Expenses	5,505,040	2,616,821
Loss from Operations	(4,931,307)	(2,522,193)

Other Expenses:
Loss on disposal of fixed assets	(594)	—
Interest expense	(549)	(501)
Total Other Expenses	(1,143)	(501)
Loss Before Income Taxes	(4,932,450)	(2,522,694)
Provision for income taxes	—	—
Net Loss	$(4,932,450)	$(2,522,694)
Deemed dividends on redemption of Series D Preferred Stock	(3,763,591)	—
Deemed dividends on Series C Preferred Stock and Series D warrants	(4,050,838)	—
Deemed dividends on issuance and repurchase of Series E Preferred Stock	(1,227,120)	—
Series D Preferred stock dividends	(69,778)	(162,222)

Net Loss Available to Common Stockholders	(14,043,777)	(2,684,916)

Net Loss Per Common Share - Basic and Diluted	$(0.35)	$(0.18)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	40,688,019	14,714,533

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2018	4,662	$5	2,000	$2	—	$—	12,549,394	$12,549	$12,171,274	$(5,676,091)	$6,507,739
Conversion of Series C Preferred Stock	(1,161)	(1)	—	—	—	—	2,150,000	2,150	(2,149)	—	—
Additional shares issued for Agribotix acquisition	—	—	—	—	—	—	175,000	175	(175)	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	550,000	550	189,950	—	190,500
Dividend on Series D Preferred Stock	—	—	—	—	—	—	—	—	(162,222)	—	(162,222)
Stock-based compensation expense	—	—	—	—	—	—	—	—	260,311	—	260,311
Net Loss	—	—	—	—	—	—	—	—	—	(2,522,694)	(2,522,694)
Balance as of December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Reversal of escrow shares related to Agribotix acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Conversion of Series C Preferred Stock	(3,501)	(4)	—	—	—	—	13,597,984	13,598	(13,594)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(2,000)	(2)	—	—	4,135,815	4,136	159,421	—	163,555
Issuance of Series E Preferred Stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred Stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred Stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—	—
Sale of Common Stock, net of issuance costs	—	—	—	—	—	—	10,163,105	10,163	22,786,579	—	22,796,742
Sale of Common Stock from exercise of warrants	—	—	—	—	—	—	11,025,544	11,025	3,309,091	—	3,320,116
Exercise of options	—	—	—	—	—	—	881,898	882	133,631	—	134,513
Deemed dividend on Series C Preferred Stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred Stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	401,829	—	401,999
Net Loss	—	—	—	—	—	—	—	—	—	(4,932,450)	(4,932,450)
Balance at December 31, 2020	—	$—	—	$—	—	$—	58,636,365	$58,636	$47,241,757	$(20,945,664)	$26,354,729

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,932,450)	$(2,522,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	594	—
Depreciation and amortization	173,661	171,588
Stock-based compensation	401,999	260,311
Shares issued for professional services	297,500	190,500
Loss on impairment	—	162,984

Changes in assets and liabilities:
Accounts receivable	65,833	(65,740)
Inventories	85,520	(71,685)
Prepaid expenses and other assets	2,152	(43,793)
Accounts payable	102,380	(140,395)
Accrued expenses	1,808,411	(18,946)
Contract liabilities	(262,171)	259,580
Net cash used in operating activities	(2,256,571)	(1,818,290)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(600,000)	—
Purchases of fixed assets	(106,124)	(24,445)
Platform development costs	(72,899)	—
Net cash used in investing activities	(779,023)	(24,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) promissory note	107,439	(40,998)
Issuance of Series E Preferred stock	1,010,000	—
Repurchase of Series E Preferred stock	(1,110,880)	—
Sales of Common Stock, net of issuance cost	22,796,742	—
Sale of Common Stock from exercise of warrants	3,320,116	—
Exercise of stock options	134,513	—
Net cash provided by (used in) financing activities	26,257,930	(40,998)

Net increase (decrease) in cash	23,222,336	(1,883,733)
Cash at beginning of year	717,997	2,601,730
Cash at end of year	$23,940,333	$717,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$501
Income taxes paid	$—	$—
Accrued dividends	$—	$163,555
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C, D and E Preferred Stock into Common Stock	$6,551	$2,150
Issuance of Series E Preferred Stock	$1,050	$—
Deemed dividends	$9,111,327	$162,222

See Accompanying Notes to Consolidated Financial Statements

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) produces, supports and operates technologically advanced drone systems and solutions for the fast-emerging unmanned aerial vehicle (UAV) industry. We are engaged in delivering the metrics, tools and strategies necessary to invent and implement drone-enabled solutions that solve important problems for our valued customers. With our founding premise rooted in high performance, next-level thinking, and technological innovation, AgEagle is intent on ensuring that new standards for quality U.S. manufacturing and the provision of precision-crafted, purpose-built drone systems and solutions are delivered to empower our customers to thrive and prosper in The Drone Age. ™

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-wing drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. In addition to selling our innovative drones to the precision and sustainable farming markets, AgEagle’s innovative data collection and analytics solutions have processed more than two million acres of crops, analyzing data that seeks to adopt and support productive agricultural approaches to improve farming practices which currently limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

In the first half of 2019, the Company introduced HempOverview, a scalable, responsive and cost-effective Software-as-a-Solution (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

Over the past decade, the broader drone market has continued to evolve and expand. As a result, economic and productivity benefits made possible by drones is fueling global demand for high quality, safe and reliable drone systems and solutions for commercial applications well beyond agriculture. In response, AgEagle is now leveraging our technological expertise and drone engineering and manufacturing experience to penetrate new, high growth market sectors; namely, drone package delivery, public safety/security, large venue decontamination and infrastructure/inspection, among other high growth market opportunities.

AgEagle’s key growth objectives are centered on three primary areas of focus:

1)	Ag Solutions: Leveraging our reputation as one of the leading technology solutions providers to the agriculture industry to increase market share through delivery of best-in-class drones, sensors and data analytics for hemp and other commercial crops;

2)	Drone Manufacturing: Establishing AgEagle as the dominant commercial drone design, engineering, manufacturing, assembly and testing company in the United States; and

3)	Drone Solutions: Establishing the Company as one of the industry’s leading American-made trusted source for turnkey, end-to-end, tailored drone solutions to the world.

We intend to grow our business by preserving a leadership position in our core Ag Solutions business; providing quality contract manufacturing, assembly, and testing services; and innovating new customer-focused drone systems and solutions to capture significant share of the broader commercial drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of drone-related companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 – Description of Business – Continued

 The Company is headquartered in Wichita, Kansas.

Corporate History; Recent Business Combinations

 On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc. Prior to this merger all of the EnerJex operations were conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in its wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven. Black Sable, Black Raven and Working Interest, LLC were all dissolved as of the end of 2020. As of December 31, 2020, the Company continues with the wholly-owned subsidiaries AgEagle Aerial, Inc. and Enerjex Kansas, Inc.

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

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc. and EnerJex Kansas, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

During the year ended December 31, 2020 the Company discovered errors in the income tax provision as of and for the year ended December 31, 2019.  These errors relate to computing the deferred tax assets using a blended state and federal tax rate and also computing a deferred tax asset using the incorrect amount of net operating loss for the year ended December 31, 2019.  The total of these errors were offset by incorrectly increasing the valuation allowance by the same amount.  The adjustment was to decrease the deferred tax asset by $1,130,297 and to decrease the valuation allowance by the same amount.  Since there was no impact to the Company’s net loss or the Company’s equity for the years ended December 31, 2020 and 2019 the Company has determined that these errors were not material to the consolidated financial statements.  The deferred tax asset and valuation allowance has been cumulatively adjusted as of and for the year ended December 31, 2020 to correct these errors and the impact of these changes are included in the reconciliation of income tax disclosure for the year ended December 31, 2020.

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

Fair Value Measurements and Disclosures–The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies -- Continued

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

We have no assets or liabilities that are required to have their fair value measured on a recurring basis at December 31, 2020 or 2019. Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. Additionally, the Note payable is carried at face value, which approximates fair value, due to the government backed security which requires payments however management is expecting to apply for and receive full forgiveness during 2021 (See Note 7).

Concentrations -The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

As of December 31, 2020, there was one significant vendor that the Company relies upon to perform stitching its FarmLens platform. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Terms with our distributor allow for payment terms of 45 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Accounts receivable at January 1, 2019 was $93.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of December 31, 2020 and December 31, 2019.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2020, and 2019, the Company had recorded a provision for obsolescence of $10,000.

Goodwill and Intangible Assets – The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company’s FarmLens platform is offered on subscription basis for processing aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales such customers is summarized below:

	Percent of total revenues for year ended December 31,
Customers	2020	2019
Customer A	93.7%	90.8%

There were no accounts receivable from Customer A due as of December 31, 2020. Accounts receivable due from Customer A comprised all of the accounts receivable as of December 31, 2019.

The table below reflects our revenue for the years indicated by product mix.

	For the Year Ended December 31,
Type	2020	2019
Drone and Custom Manufacturing Sales	$1,218,735	$267,622
Software Subscription Sales	66,648	29,055
Total	$1,285,383	$296,677

Shipping Costs – Shipping costs for the years ended December 31, 2020 and 2019 totaled $6,122, and $5,493, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the accompanying statements of operations.

Research and Development Expenses – Research and development costs are expensed as incurred and are included as part of the accompanying consolidated statements of operations. Research and development costs totaled $29,392 and $38,948 for the years ended December 31, 2020 and 2019, respectively.

Loss Per Common Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock equivalents (if dilutive) related to warrants, options and convertible instruments.

 Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. For the year ended December 31, 2020, the Company had 2,516,778 warrants and 2,255,267 options to purchase Common Stock. For the year ended December 31, 2019, the Company had 4,531,924 warrants, 2,480,470 options to purchase Common Stock, and 3,501 shares of Series C Preferred Stock which may be converted into 6,483,333 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Leases – The Company accounts for its operating leases in accordance with FASB Account Standards Update 2016-02 – Leases (Topic 842) Lessees recognize a right-of-use asset and a lease liability for virtually all their leases. to the Company recognizes assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

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

Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period and the related amount is recognized in the accompanying consolidated statements of operations within general and administrative expenses. The Company recognizes forfeitures at the time they occur.

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

Uncertainty––The recent outbreak of the COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our clinical trials, supply chain and the manufacture or shipment of our cyclodextrin products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any material disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted. See Note 7.

Recently Issued Accounting Pronouncements

Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The updated simplifies the process for assessing goodwill impairment. The amended guidance removes the second step that was previously required. Under this ASU, impairment charges to goodwill are based on the excess of a reporting unit’s carrying value to its fair value. ASU 2017-04 is effective for the Company in its fiscal year beginning after December 15, 2019 with early adoption permitted. In 2019, the Company adopted ASU 2017-04 and applied the guidance to its annual impairment test (see Note 6).

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU removes or modifies current disclosures while adding certain new disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted for the removed or modified disclosures. The removed and modified disclosures can be adopted retrospectively, and the added disclosures should be adopted prospectively. The Company’s adoption of ASU No. 2018-13 effective December 15, 2019 did not have a material impact on the consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350-40). This ASU allows for capitalization of implementation costs associated with certain cloud computing arrangements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company’s adoption of ASU No. 2018-15 effective December 15, 2019 did not have a material impact on the consolidated financial statements.

Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting company’s for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles and clarifying a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for years beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

 Note 3 — Inventories

Inventories consist of the following at:

	December 31,
	2020	2019
Raw materials	$88,091	$193,022
Work-in process	50,447	26,456
Finished goods	7,109	11,689
Gross inventory	145,647	231,167
Less obsolescence reserve	(10,000)	(10,000)
Total	$135,647	$221,167

Note 4 – Notes Receivable

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement to produce a patented Drone Delivery Station for Valqari LLC (“Valqari”), AgEagle Aerial Systems, Inc. (the “Company”) entered into a Convertible Promissory Note pursuant to which the Company has made a loan to Valqari, in the principal aggregate amount of $500,000 (the “Note”), which amount accrues interest at a rate of three percent per annum.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 4 – Notes Receivable -- Continued

The loan matures on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that has accrued, but remains, unpaid shall be due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari may not prepay the Note prior to the Maturity Date.

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

On November 16, 2020, the Company (Payee) executed a promissory note in connection with a proposed acquisition (the “Proposed Acquisition”) by the Payee or its affiliate, for 100% of the capital stock of MicaSense Inc., (“MicaSense”). Parrot Drones S.A.S. promises to pay to the Company the principal amount of $100,000 provided such principal amount shall be off-set and reduced by all amounts paid or due in connection with the audit of the financial statements for the fiscal years ended December 31, 2018 and 2019 of MicaSense evidenced by invoices from MicaSense’s auditors, copies of which shall be provided to Payee (the “Audit Costs”), together with any accrued and unpaid interest on the maturity date of March 15, 2021 unless the note is credited towards the purchase price upon closing of the proposed acquisition or otherwise accelerated in accordance with the terms and conditions of the remedies section within the noted.

Note 5 — Property and Equipment

Property and equipment consist of the following at:

		December 31,
Type	Estimated Life	2020	2019
Leasehold improvements	3 Years	$22,265	$12,170
Equipment and vehicles	5 Years	100,532	101,652
Computer and office equipment	5 Years	23,369	7,262
Furniture	5 Years	54,798	—
Drone equipment	3 Years	32,138	19,674
Total		233,102	140,758
Less accumulated depreciation		(110,513)	(102,982)
Total Property and equipment, net		$122,589	$37,776

Depreciation expense for the years ended December 31, 2020 and 2019 was $20,716 and $15,043, respectively. During the year ended December 31, 2020 the company recorded $13,185 on disposal, resulting on a loss of $594 which is included in other expenses on the consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 6 – Goodwill and Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of SaaS completed in 2018 (see Note 3) and our HempOverview platform development costs. Goodwill and intangible assets were comprised of the following as of December 31, 2020:

Name	Estimated Life	Balance at January 1, 2020	Additions	Amortization	Impairment	Balance at December 31, 2020
Intellectual property/technology	5 Years	$317,826	$—	$(86,680)	$—	$231,146
Customer base	5 Years	52,800	—	(14,400)	—	38,400
Tradenames and trademarks	5 Years	42,680	—	(11,640)	—	31,040
Non-compete agreement	4 Years	107,267	—	(40,225)	—	67,042
Platform development costs		—	72,899	—	—	72,899
Total Intangible Assets		$520,573	72,899	(152,945)	—	$440,527
Goodwill		3,108,000	—	—	—	3,108,000
Total		$3,628,573	$72,899	$(152,945)	$—	$3,548,527

Goodwill and intangible assets were comprised of the following as of December 31, 2019:

Name	Estimated Life	Balance at January 1, 2019	Additions	Amortization	Impairment	Balance at December 31, 2019
Intellectual property/technology	5 Years	$404,506	$—	$(86,680)	$—	$317,826
Customer base	5 Years	70,800	—	(18,800)	—	52,800
Tradenames and trademarks	5 Years	54,320	—	(11,640)	—	42,680
Non-compete agreement	4 Years	147,492	—	(40,225)	—	107,267
Total Intangible Assets		$677,118	—	(156,545)	—	$520,573
Goodwill		3,270,984	—	—	(162,984)	3,108,000
Total		$3,948,102	$—	$(156,545)	$(162,984)	$3,628,573

The weighted average remaining amortization period in years is 2.46 years. Amortization expense for the years ended December 31, 2020 and 2019 was $152,945 and $156,545, respectively.

Future amortization is as follows for fiscal years ending:

	2021	2022	2023	2024	2025
Intellectual property/technology	$86,680	$86,680	$57,786	$—	$—
Customer base	14,400	14,400	9,600	—	—
Tradenames and trademarks	11,640	11,640	7,760	—	—
Non-compete agreement	40,225	26,817	—	—	—
Platform development costs	14,580	14,580	14,580	14,580	14,579
Total	$167,525	$154,117	$89,726	$14,580	$14,579

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 6 — Goodwill and Intangible Assets -- Continued

In the fourth quarter of 2020 and 2019, the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (DCF) (Level 3 input) analysis and market-based valuation methodology such as comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis used a discount rate of 13%.

During the year ended December 31, 2019, the fair value of the reporting unit was found to be less than its carrying value and the Company recorded a goodwill impairment charge of $162,984 which is included in general and administrative expense on the statements of operations.

For purposes of testing the finite-lived intangible assets the sum of the undiscounted future cash flows expected to result from the use of the asset group was compared to the asset group’s carrying value. Based on the impairment test for the goodwill and finite-lived intangibles assets related to the SaaS reporting unit no impairment exists for those assets as of December 31, 2020 and 2019. The Company will continue to amortize the related finite-intangible asset over their estimated useful lives.

Note 7 – Promissory Note

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

The unforgiven portion of the PPP loan is payable over two years and can be extended to five years if agreed upon by both parties and bears interest at a rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. The maturities of the loan for the:

Year Ending December 31,	Amount
2021	$89,533
2022	17,906
$107,439

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity

Series C Preferred Stock

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

During the year ended December 31, 2019, Alpha Capital Anstalt (“Alpha”) converted a total of 1,161 shares of Series C Preferred Stock into 2,150,000 shares of Common Stock at a conversion price of $.54.

During the month of January 2020, Alpha converted 189 shares of Series C Preferred Stock into 350,000 shares of Common Stock at a conversion price of $0.54.

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series C Preferred Stock whereby the conversion price was further adjusted from $0.54 per share to $0.25 per share (a “Down Round), which resulted in approximately 13,248,000 shares of common stock being issuable upon conversion of the remaining Series C Preferred Stock. As a result of this Down Round being triggered, the Company recorded a deemed dividend in the amount of $3,841,920 representing the intrinsic spread between the previous conversion price of $.54 and the adjusted conversion price of $.25 multiplied by 13,248,000 common stock shares issuable upon conversion. The deemed dividend was recorded as a reduction of retained earnings and increase in additional paid-in-capital and increased the net loss to common stockholders by the same amount in computing earnings per share.

During the month of April 2020, Alpha converted 3,312 shares of Series C Preferred Stock into 13,247,984 shares of Common Stock at a conversion price of $0.25. As of December 31, 2020, no Series C Preferred Stock remain issued and outstanding.

Series D Preferred Stock

On December 27, 2018, the Company entered into Securities Purchase Agreement (the “Series D Purchase Agreement”) with an Investor (the “Purchaser”). Pursuant to the terms of the Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible and provides for an 8% annual dividend and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share of Common Stock, for $2,000,000 in gross proceeds. The shares of Common Stock underling the Warrant are referred to as the “Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Series D Warrant Shares.

The Series D Purchase Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Preferred Stock and apply any and all net proceeds from such financing(s) to the redemption in full of the Preferred Stock. The Preferred Stock is nonconvertible, provides for an 8% annual dividend payable semi-annually, and has liquidation rights senior to the Common Stock, but pari passu with the Company’s Series C Preferred Stock. The Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Preferred Stock without their consent.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

 On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series D Warrants whereby the exercise price of the Warrant Shares was adjusted from $0.54 to $0.25 per share (a “Warrant Down Round). Upon the Warrant Down Round being triggered, the Company recognized $208,918 of a deemed dividend for the difference between the fair value of the original warrants right before modification and the fair value of the modified warrants. The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 3.5 years, expected dividend rate of 0%, volatility of 90.0%, and an interest rate of 0.29%. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and as an increase to net loss attributable to Common Stockholders in computing earnings per share on the consolidated statements of operations.

On June 5, 2020, the Company and Alpha entered into a letter agreement whereby they agreed to amend the Original Series D Preferred Stock and terminate the Series D Purchase Agreement. Alpha is a current holder of less than 10% of the Company’s issued and outstanding Common Stock and has no material relationship with the Company.

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

On the date of the above amendment to the Original Series D Preferred Stock the fair value of the Company’s Common Stock price was $1.45 which is higher than the effective conversion price of $0.54 that was agreed to on June 5, 2020. Due to the modification of the Series D Preferred Stock, the Company recorded a deemed dividend of $3,763,591 representing the intrinsic value of $0.91 multiplied by the number of Common Stock shares to be issued upon conversion. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and has an increase to net loss attributable to Common Stockholders in computing earnings per share.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

Series E Preferred Stock

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Series E Purchase Agreement”) with Alpha, pursuant to the terms of the agreement, the Board of Directors of the Company authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Preferred Stock was convertible at $0.25 per share into an aggregate of 4,200,000 shares of the Common Stock, par value $0.001 per share. The purchase price for the Preferred Stock was $1,050,000 of which the Company received net proceeds of $1,010,000. The Preferred Stock has liquidation rights senior to the Common Stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020. The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Conversion Shares and Common Stock underlying warrants currently owned by Alpha.

On the date that the Series E Preferred Stock was consummated the fair value of the Company’s Common Stock price was $0.37 which is higher than the effective conversion price of $0.25 that was agreed to on April 7, 2020. As a result, the Company recognized a beneficial conversion feature (“BCF”) of $378,240 on 788 of Preferred Shares representing the intrinsic value of $.12 multiplied by the number of Common Stock shares to be issued upon conversion. The remaining amount of 262 shares was repurchased as described below. The discount to the Series E Preferred Stock resulting from the BCF has been presented as an increase to net loss attributable to Common Stockholders in computing earnings per share on the consolidated statements of operations.

On May 11, 2020, the Company entered into a Series E Purchase Agreement for the sale of Common Stock as described above with Alpha whereby we agreed to repurchase 262 shares of Series E Preferred Stock with the proceeds from the new issuance. The repurchase of the Preferred Series E Stock was convertible into 1,048,000 shares of Common Stock at a repurchase price of $1.06 per share. The Company increased its net loss available to Common Stockholders in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880. As of December 31, 2020, no Series E Preferred Stock remain issued and outstanding.

Capital Stock Issuances

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) (see Note 10). As compensation for the services under the terms of the agreement, Consultant can receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement, and (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of predetermined milestones.

On June 18, 2019, the Company issued 500,000 shares of its Common Stock to the Consultant. The Company recognized a total of $170,000 of consulting expense at a fair value of $0.34 per share within general and administrative costs related to these issuances.

On June 30, 2020, the Company issued an additional 250,000 shares of its Common Stock to the Consultant. The Company recognized a total of $297,500 of expense at a fair value of $1.19 per share within professional fees related to these issuances.

 On June 18, 2019, the Company issued in connection with an investor relations agreement, dated April 4, 2018, 50,000 shares of its Common Stock to the investor relations firm. The Company recognized a total of $20,500 of investor relations expense at a fair value of $0.41 per share within general and administrative costs related to these issuances. This agreement was terminated in March 2019.

In June 2019, as part of the Agribotix acquisition, the Company issued 175,000 common stock shares to be placed in escrow; on February 14, 2020, the Company received 164,374 of those shares in exchange for a release of the terms outlined per the agreement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

Securities Purchase Agreement Dated May 11, 2020

On May 11, 2020, the Company and an Investor entered into a securities purchase agreement (the “May Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 2,400,000 shares of Common Stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of Common Stock, for gross proceeds of approximately $6 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $3,267). The purchase price for each share of Common Stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of the Company’s Series E Preferred Stock, convertible into 1,048,000 shares of Common Stock currently held by the Investor at a repurchase price of $1.06 per share of Common Stock (see below). The Company expects to use the balance for working capital and general corporate purposes. The Company increased net loss available to Common Stockholders in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880 as presented on the consolidated statements of operations.

Pursuant to the terms of the May Purchase Agreement, the Company had agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, the Company did not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the Common Stock issuable upon the exercise thereof were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants, and were exercisable on a “cashless” basis in certain circumstances.

Securities Purchase Agreement Dated June 24, 2020

On June 24, 2020, the Company and the Investor entered into a securities purchase agreement (the “June Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 4,407,400 shares of Common Stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of Common Stock, and warrants (the “Warrants”) to purchase up to 2,455,476 shares of Common Stock at an exercise price of $1.35 per share, for gross proceeds of $7 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956) and net proceeds of $6,950,000 after issuance costs. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of $3,314,892. The shares of Common Stock underlying the Pre-Funded Warrants and the Warrants are referred to as “June Warrant Shares.”

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

Pursuant to the terms of the June Purchase Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which the Company’s Common Stock is traded at the time is greater than $1.90 (adjusted for any subsequent stock splits or similar capital adjustments) for five consecutive trading days, the Company may issue such securities at not less than $1.90 per Common Stock Equivalent. The Investor has a right from the date of the June Purchase Agreement until December 31, 2020 to participate in a subsequent financing by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

The exercise price of the Prefunded Warrants and the Warrants and the number of June Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such Pre-Funded Warrant or Warrant. During the year ended December 31, 2020 the Company received $3,314,893 in additional gross proceeds associated with exercise of 2,455,476 of the June Warrant Shares into Common Stock.

Securities Purchase Agreement Dated August 4, 2020

On August 4, 2020, the Company and an Investor entered into a securities purchase agreement (the “August Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 3,355,705 shares of Common Stock and warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share (the “August Warrants”), for proceeds of $9,900,000 net of issuance costs of $100,000. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of $8,305,367. The shares of Common Stock underlying the Warrants are referred to as “August Warrant Shares.”

The purchase price for each share of Common Stock is $2.98. Net proceeds from the sale will be used for working capital, capital expenditures and general corporate purposes. The shares, the August Warrants and the August Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the August Purchase Agreement, the Company has agreed to certain restrictions on future stock offerings, including that during the 75-day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions, including if the consolidated closing price on the trading market on which the Company’s Common Stock is traded at the time is greater than $5.00 (adjusted for any subsequent stock splits or similar capital adjustments) for ten consecutive trading days, the Company may issue such securities at not less than $5.00 per Common Stock Equivalent. In addition, the Company’s executive officers and directors agreed that they shall not sell (or hedge in any manner) any of their shares of the Common Stock for a period ending September 7, 2020. The Investor has a right from the date of the August Purchase Agreement until December 31, 2020, to participate in a subsequent financing by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the August Warrants and the number of August Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the August Warrants. The August Warrants contain a beneficial ownership limitation, such that none of such August Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such August Warrant. The August Warrant is for a ten-month term and is not exercisable for the first six months.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

Securities Purchase Agreement Dated December 31, 2020

On December 31, 2020, the Company, and an Investor entered into a securities purchase agreement (the “December Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,057,214 shares of Common Stock, par value $0.001 Common Stock, for gross proceeds of approximately $6.375 million (which includes subsequent payment of the exercise price of the December Pre-Funded Warrants in the amount of $1,057. The shares of Common Stock underlying the December Pre-Funded Warrants are referred to as the “December Warrant Shares.”

The purchase price for each December Pre-Funded Warrant is $6.029, the exercise price for each December Pre-Funded Warrant is $0.001. Net proceeds from the sale will be used for working capital. The December Pre-Funded Warrants and the December Warrant Shares are being offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the December Purchase Agreement, the Company has agreed to certain restrictions on future stock offerings, including that during the 45-trading day period following the closing, the Company will not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain limited exceptions. The Investor has a right from the date of the December Purchase Agreement until April 30, 2021 to participate in a subsequent financing by the Company or any of its Subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the December Prefunded Warrants and the number of December Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the December Prefunded Warrants. The December Pre-Funded Warrants allow for cashless exercise at any time. The December Pre-Funded Warrants contain a beneficial ownership limitation such that none of the December Pre-Funded Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such December Pre-Funded Warrants.

Filing of Registration Statement

Pursuant to the terms of the Registration Rights Agreement executed on April 7, 2020, the Company filed an initial registration statement registering the Conversion Shares and the April Warrant Shares on April 27, 2020. The Company’s registration statement was declared effective May 6, 2020.

Issuances of Restricted Stock Units

On April 13, 2020, the Company issued in connection with the 2019 Executive Compensation Plan, 100,000 restricted shares to Mr. Barrett Mooney and 70,000 restricted shares to Ms. Nicole Fernandez-McGovern. The Company recognized a total of $59,500 of expense at a fair value of $0.35 per share within stock compensation expense related to these issuances for the year ended December 31, 2020 which is included in general and administrative expenses on the consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

On May 18, 2020, the company issued in connection with the commencement of the Chief Executive officer, 100,000 shares of restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. The Company determined the fair-market value of the restricted stock units to be $134,000. In connection with the issuance of these restricted stock units, the Company recognized $82,786 in stock compensation expense for the year ended December 31, 2020 which is included in general and administrative expenses on the consolidated statements of operations.

The remaining unrecognized stock compensation expense of $51,214 will be recognized through May 2021.

 Options

On March 26, 2018, the EnerJex 2017 Omnibus Equity Incentive Plan (the “Plan”) became effective. Under the Plan, the Company can grant equity-based and other incentive awards to officers, employees, and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate, and retain such persons and thereby enhance shareholder value. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. On June 18, 2019, at the Annual Meeting of Shareholders of the Company, the shareholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Plan from 2,000,000 to 3,000,000.

On July 15, 2020, the Company held its 2020 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Plan from 3,000,000 to 4,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Plan in any single calendar year shall be $500,000.

During the year ended December 31, 2020, the Company issued options to purchase 876,167 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.41 to $6.00 per share expiring on dates between February 23, 2025 and December 30, 2025. The Company determined the fair-market value of the options to be $1,577,099. In connection with the issuance of these options to employees and directors, the Company recognized $102,771 in stock compensation expense for the year ended December 31, 2020.

During the year ended December 31, 2019, the Company issued options to purchase 1,131,000 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.29 to $0.54 per share expiring on dates between December 31, 2023 and March 28, 2029. The Company determined the fair-market value of the options to be $269,700. In connection with the issuance of these options to employees and directors, the Company recognized 126,319 and $58,491 in stock compensation expense for the year ended December 31, 2020 and 2019.

During the year ended December 31, 2018, the Company issued options to purchase 534,598 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.51 to $4.33 per share expiring on dates between March 30, 2023 and December 15, 2028. The Company determined the fair-market value of the options to be $387,052. In connection with the issuance of these options to employees and directors, the Company recognized $31,548 and $196,485 in stock compensation expense for the years ended December 31, 2020 and 2019.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

On October 4, 2017, AgEagle Sub issued options to purchase 927,775 shares of Common Stock to employees and directors, that were approved by the Board at an exercise price of $0.06 per share. These options were assumed by the Company in the Merger. In connection with the issuance of these options to employees and directors, the Company recognized $(1,622) and $5,335 in stock compensation expense for the years ended December 31, 2020 and 2019.

In addition to the share issues to the Consultant as a part the May 2019 contract, the Consultant also held options to purchase 207,055 shares of the Company’s common stock per the previously engaged agreement executed by the Company between March 2015 and August 2016 to provide consulting services. The options were cashless exercised at a price of $0.06 per share on July 20, 2020 into 201,791 shares of common stock.

The fair value of options granted during the year ended December 31, 2020 and 2019 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant assumptions relating to the valuation of the Company’s stock options granted during the year ended December 31, 2020 were as follows:

December 31, 2020
Dividend yield	0.00%
Expected life	3.8 Years
Expected volatility	87.11%
Risk-free interest rate	0.19%

A summary of the options activity for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,480,470	$0.39	6.28 years	$378,111
Granted	876,167	3.27	4.71 years	2,392,368
Exercised	(881,898)	0.19	—	4,141,581
Expired/Forfeited	(219,472)	1.63	—	927,616
Outstanding at December 31, 2020	2,255,267	1.46	5.31 years	10,247,548
Exercisable at period end	1,097,268	$0.38	5.58 years	$6,164,209

For options granted during the year ended December 31, 2020, the fair value of the Company’s stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $1,474,328 through December 31, 2022.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2020 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Equity – Continued

A summary of the options activity for the years ended December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2019	1,494,158	$0.46	6.93 years	$417 ,504
Granted	1,131,000	0.37	6.27 years	—
Exercised/Forfeited	(144,688)	0.99	—	—
Outstanding at December 31, 2019	2,480,470	0.39	6.28 years	378,111
Exercisable at end of the year	1,521,859	$0.36	6.10 years	$301,051

On March 1, 2015, AgEagle Sub entered into a strategic consulting agreement with a related party and granted 207,055 stock options exercisable over five years from the grant date at an exercise price per share of $2.60. On October 4, 2017, AgEagle Sub held a board meeting to approve the modification of the existing 207,055 options to purchase Common Stock from an exercise price of $2.60 to $0.06 per share. These options were assumed by the Company in the Merger and not part of the compensation plan. In connection with these options, the Company recognized no stock compensation expense for the year ended December 31, 2020 and they were fully exercised on July 2020.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2019 (for outstanding options), less the applicable exercise price.

The significant assumptions relating to the valuation of the Company’s stock options granted during the year ended December 31, 2019 were as follows:

December 31, 2019
Dividend yield	1.62%
Expected life	3.0-6.1 Years
Expected volatility	82.38-88.62%
Risk-free interest rate	1.56-2.23%

For options granted in 2019, the fair value of the Company’s stock was obtained based upon the close of market price on date of grant.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 9 – Warrants to Purchase Common Stock

Warrants Issued

On June 24, 2020, the Company entered into a purchase agreement, described above in Note 7, pursuant to which the Company agreed to sell to the Investor in a registered direct offering June Warrant Shares to purchase up to 2,455,476 shares of Common Stock at an exercise price of $1.35 per share.

On August 4, 2020, the Company entered into a purchase agreement, described above in Note 7, pursuant to which the Company agreed to sell to the Investor in a registered direct offering Warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of approximately $8,305,367. As of December 31, 2020, all of these Warrants remain outstanding.

As of December 31, 2020, the Company had outstanding warrants, in connection with the issuance of securities purchase agreement dated August 4, 2020, to purchase 2,516,778 shares of the Company’s Common Stock at an exercise price of $3.30 with an expiration date on June 6, 2021.

Warrant Conversions

On December 27, 2018, the Company issued 2,000 shares of Preferred Stock and a warrant (the “Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock for $2,000,000 in gross proceeds. The shares of Common Stock underlying the Warrant are referred to as the “Warrant Shares.” The Company also entered into a registration rights agreement granting registration rights to the Purchaser with respect to the Warrant Shares.

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

On April 7, 2020, upon the issuance of the Series E Preferred Stock, offering, a subsequent anti-dilution provision was triggered for the Series D Warrants whereby the exercise price of the Warrant Shares was adjusted from $0.54 to $0.25 per share a Warrant Down Round (See Note 8).

In connection with an issuance of debentures in 2017, the Company issued a warrant to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with an expiration date on August 2, 2024. These warrants were exercised at a cashless price of $1.51 per share on September 22, 2020 into 405,716 shares of common stock.

In July 2020, the Company received $2,632,500 in additional gross proceeds associated with exercise of 1,950,000 of the June Warrant Shares into Common Stock. During December 2020, the Company received $682,393 in additional gross proceeds associated with exercise of 505,476 shares of the June Warrant.

During the year ended December 31, 2020, 6,987,400 warrants were converted into 5,808,931 shares of Common Stock at a weighted average conversion price of $0.79. The Company received cash proceeds of $3,314,893 associated with exercise of the warrants.

All warrants outstanding as of December 31, 2020 are scheduled to expire between June 6, 2021.

A summary of activity related to warrants for the year ended December 31, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Issued	4,972,254	2.34	0.92
Exercised	(6,987,400)	0.79	—
Outstanding at December 31, 2020	2,516,778	$3.30	0.83
Exercisable at December 31, 2020	2,516,778	$3.30	0.83

A summary of activity related to warrants for the twelve months ended December 31, 2019 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2019	4,531,924	$0.72	5.05
Outstanding at December 31, 2019	4,531,924	$0.72	5.05
Exercisable at December 31, 2019	4,531,924	$0.72	4.05

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Commitments and Contingencies

Operating Leases

The Company adopted ASU 2016-02 “Leases (Topic 842)” along with related clarifications and improvements effective at the beginning of fiscal 2019, using the modified retrospective transition method.

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates.  The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms.  The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by a Company options to extend the leases that the Company is reasonably certain to exercise.

Adoption of Topic 842 did not have a material impact on our annual operating results or cash flows. Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating costs or General and administrative expense.  Variable lease payments are expensed as incurred.

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of 12 months or less but greater than one month are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of Topic 842.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

The Company has one operating lease located at 8863 E. 34th Street North, Wichita, Kansas 67226 which serves as our corporate headquarters and manufacturing facility. The commencement date of the lease was November 1, 2020 and will expire on October 31, 2023, unless sooner terminated or extended. The lease which is an operating lease and included in the right-of-use asset, current portion of lease liability, and long-term lease liability captions on the Company’s consolidated balance sheet.

The aggregate estimated rent payments due over the initial three-year term is $297,000. Operating lease assets are recorded net of accumulated amortization of $257,363 as of December 31, 2020. Lease expense for lease payments are recognized on a straight-line basis over the lease terms. The aggregate estimated rent payments due over the option term would be $314,640. Lease expense payment was $48,840 and $30,000 for the years ended December 31, 2020 and 2019, respectively, which is included in general and administrative expenses on the consolidated statements of operations.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2020:

Year Ending December 31,	Amount
2021	$85,895
2022	91,193
2023	80,275
$257,363

Previously the Company leased manufacturing space located at 117 South 4th Street, Neodesha, Kansas 66757. This served as our corporate headquarters and manufacturing facility. The facility was a lease of 4,000 square feet at a cost of $600 per month. This lease was officially terminated on November 30, 2020.

As a result of an asset acquisition, the Company assumed a lease for offices in Boulder, Colorado for $2,000 a month. The lease was officially terminated on November 30, 2020. Due to the COVID-19 pandemic and our intention to protect the health and safety of our employees, our workforce in Colorado has been working from their respective home offices. Once the nation’s vaccination program gains greater momentum or herd immunity is achieved, we do expect to lease new commercial office space in or around Denver, Colorado, which may occur later this year.

GreenBlock Capital LLC Consulting Agreement

On May 3, 2019, we entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) to serve as strategic advisor and consultant with respect to the development of new business opportunities and the implementation of business strategies related to expansion into the emerging domestic hemp cultivation market. The extent of the services will be set forth in separate scopes of work, from time to time, to be prepared and mutually agreed to by the parties. As compensation for the services under the terms of the agreement, the Consultant can receive (i) $25,000 per month during the term of the agreement, (ii) 500,000 shares of restricted Common Stock upon execution of the agreement and up to (iii) up to 2,500,000 shares of restricted Common Stock upon the achievement of predetermined milestones.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Commitments and Contingencies – Continued

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

In February 2021, the Consultant sent a demand letter to the Company alleging a breach of the consulting agreement due to the Company not issuing additional shares of common stock in connection with the Consultant’s alleged achievement of the milestones. At this time the Consultant made a demand for an additional 750,000 shares of common stock to be issued.  Although the Company disputes that the milestones were successfully achieved by the Consultant and believes that no additional shares of common stock are owed, the Company has offered to the Consultant, in the form of a settlement, 250,000 additional shares of common stock. As result the Company has recorded a contingent loss within general & administrative expenses in the aggregate amount of $1,500,000 based upon the fair market value of $6.00 per share of the Company’s common stock as of December 31, 2020. If the offer is not accepted, and a complaint is filed, the Company intends to vigorously defend the matter to the fullest extent.

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

 Approval of Compensation-by-Compensation Committee

Mr. Barrett Mooney and Mr. Brett Chilcott resigned from their roles with the Company, effective May 5, 2020. Mr. Mooney now serves as Chairman of the Board, and Mr. Chilcott no longer serves as management of the Company.

On April 16, 2020, the Compensation Committee agreed to the following terms:

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

Mr. Barrett Mooney, who is currently the Chairman of the Board, received a monthly fee for consulting services he provided to the Company in 2020, which was outside of his role as Chairman of the Board. Mr. Mooney’s consulting fee increased to $10,000 per month from August 1, 2020 ending on November 30, 2020.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Commitments and Contingencies – Continued

Mr. Bret Chilcott:

Mr. Chilcott is entitled to receive a base annual salary of $140,000, plus benefits, for the twelve-month period commencing May 5, 2020 and ending May 4, 2021. Subsequent to May 4, 2021, Mr. Chilcott can provide the Company with consulting services, as needed, at a fixed fee of $4,500 per month on a month-to-month basis plus reimbursement of travel expenses.

Appointment of Chief Executive Officer and Changes to Compensatory Arrangements

On April 28, 2020, the Company extended an offer of employment that was accepted by Mr. Michael Drozd to serve as the Company’s new Chief Executive Officer. Mr. Drozd officially joined the Company on May 18, 2020. Mr. Drozd will receive a base salary of $235,000 per year, which shall be subject to annual performance review by the Compensation Committee of the Board and may be revised by the Committee, in its sole discretion. Mr. Drozd is entitled to receive an annual 20% bonus, which may be a mix of cash and stock options, based upon his performance as determined by certain metrics to be established by the Board and Mr. Drozd. He received an initial grant of 100,000 restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. Mr. Drozd is eligible to receive a quarterly award of 15,000 non-qualified stock options under the Equity Plan. At the time of issuance, the stock option award agreements will set forth the vesting, exercisability, and exercise price of the stock options as of the date of the grants.

On April 20, 2020, the Compensation Committee approved a 2020 Executive Compensation Plan for Ms. Fernandez-McGovern providing for an annual salary of $200,000, cash bonus of $30,000, quarterly stock option grants of 15,000 and restricted stock units (RSUs) of 125,000, with the cash bonus, option and RSUs dependent upon her achieving certain financial and operational milestones.

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

Existing Employment and Board Agreements

The Company has various employment agreements with various executive officers and directors of the Company that serve as board members.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Commitments and Contingencies – Continued

We have no other formal employment agreements with our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of our named executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, it is possible we will enter into formal employment agreements with our executive officers in the future.

Valqari Agreement

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement to produce a patented Drone Delivery Station for Valqari, the Company entered into a Convertible Promissory Note (see Note 4).

Also, on October 14, 2020, AgEagle entered into a manufacturing agreement with Valqari for the manufacture and assembly of Valqari’s patented Drone Delivery Station, in accordance with the specification provided by, and the components designated by Valqari, for sale and delivery to its customers. AgEagle has been appointed as Valqari’s exclusive manufacturer of its products in the United States of America for a term of two-years, unless terminated earlier. Valqari, based in Chicago, Illinois, is engaged in the development, manufacture and sale of a patented Drone Delivery Station, including related software.

Note 11 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2020 and 2019.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the years ended December 31, 2020 and 2019, Premier Financial Filings provided services to the Company resulting in fees of $23,524 and $7,753, respectively.

One of our directors, Thomas Gardner, is one of the principals of NeuEon, Inc, which provide services to the company as CTO. For the years ended December 31, 2020 and 2019, the company recognized $118,500 and $0, respectively, of expenses which is included in the general and administrative expense.

Following Barrett Mooney’s resignation as Chief Executive Officer effective May 2020 he agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board of Directors, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month, which commenced on August 1, 2020 and ending on November 30, 2020. For the year ended December 31, 2020, the company recognized $66,500 of expenses which is included in the general and administrative expense related to those services.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 12 – Income Taxes

Prior to April 15, 2015, AgEagle Aerial Inc. was treated as a disregarded entity for income tax purposes. Income taxes, if any, were the responsibility of the sole member. In April 2015, the Company elected to be classified as a corporation for income tax purposes, effective on April 22, 2015. Following the merger in 2018, AgEagle Aerial Inc. became a wholly owned subsidiary of AgEagle Aerial Systems, Inc. and the group files a consolidated U.S. federal income tax return as well as income tax returns in various states.

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. As of December 31, 2020, and 2019, the total of all net deferred tax assets was $3,277,467 and $2,779,100, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $3,277,467 and $2,779,100 for the years ended December 31, 2020 and 2019, respectively. The change in the valuation allowance for the years ended December 31, 2020 and 2019 was $498,368 and $1,378,480, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes, the availability of an employee retention credit, and expands the availability of net operating loss usage. In addition, other governments in state and local in which we operate have also enacted certain relief measures.

On December 27,2020, the Consolidations Appropriations Act, 2021 (“CAA”) was signed into law and included in the government appropriations and additional economic stimulus. The CAA enhances and expands certain provisions of the CARES Act. The CAA modifies the tax deductibility of expenses relating to the Paycheck Protection Program (“PPP”) loan forgiveness, Employee Retention Credit eligibility and extends other CARES Act provisions. We continue to monitor new and updated legislation, however the provisions enacted have not had a material impact on our consolidated financial statements.

As of December 31, 2020, the Company has a federal and state net operating loss carry forward of approximately $11,982,988 and $10,193,848 respectively. Of those balances, the Company has $2,043,672 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has state net operating loss carry forwards of $7,263,378 expiring in 2025-2030 and the remaining amounts have no expiration. As of December 31, 2019, the Company had a federal and state net operating loss carryforward of $6,606,771 and $6,397,792, respectively. The Act changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. The Company has not conducted a formal ownership change analysis as required under Section 382; however, we intend to do so if we anticipate recognizing tax benefits associated with the net operating loss carryforwards.

As of December 31, 2020, we have determined it is more likely than not that we will not realize our temporary deductible differences and net operating loss carryforwards and have provided a full valuation allowance on our net deferred tax asset.

The Company accounts for uncertain income tax positions in accordance with ASC 740, Income Taxes. For 2020 and 2019, we did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. We file U.S. federal and state income tax returns as necessary. The federal return generally has a three-year statute of limitations and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits. The Company is open to federal and state examination on the 2017 through 2019 income tax returns filed.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019
	Amount	Rate	Amount	Rate
Computed tax at the expected statutory rate	$(1,035,815)	21.00%	$(1,182,446)	21.00%
State and local income taxes, net of federal	(162,671)	3.30%	(177,832)	3.16%
Permanent differences	(430,179)	8.70%	653	(0.01)%
Other adjustments	405,195	(8.20)%	(18,856)	0.33%
Return to accrual adjustment	725,102	(14.70)%	—	—
Change in valuation allowance	498,368	(10.10)%	1,378,480	(24.48)%
Income tax benefit	$—	—	$—	—

The temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities) at December 31, 2020 and 2019 is as follows:

Deferred tax assets (liabilities):	2020	2019
Property and equipment	$4,825	$7,452
Other current liabilities	(4,601)	116,477
Intangible assets	(31,678)	31,106
Equity compensation	106,360	438,897
Other accrued expenses	352,072	(61,877)
Net operating loss carryforward	2,850,489	2,247,045
Total deferred tax assets	3,277,467	2,779,100
Valuation allowance	(3,277,467)	(2,779,100)
Net deferred tax assets	$—	$—

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

 Note 13 – Subsequent Events

 MicaSense Acquisition

On January 26, 2021, the Company and AgEagle Sensor Systems, Inc., a wholly-owned subsidiary of the Company (the “Buyer”), entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “Sellers”) pursuant to which the Buyer agreed to acquire 100% of the issued and outstanding capital stock of MicaSense, Inc. (“MicaSense”) from the Sellers. MicaSense manufactures and sells drone sensors for vegetation mapping. The aggregate purchase price for the shares of MicaSense is $23,000,000, less the amount of MicaSense’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,750,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023 in accordance with the terms of the Purchase Agreement.

A portion of the consideration is comprised of shares of Common Stock of the Company, par value $0.001Common Stock, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Sellers (the “Shares”). The Shares are issuable 90 days after the closing date of the transaction. Pursuant to the terms of the Purchase Agreement, dated as of January 26, 2021, and a Registration Rights Agreement, dated as of January 27, 2021, the Company has agreed to file a Form S-3 Registration Statement (the “Registration Statement”) covering the resale of the Shares with the Securities and Exchange Commission (the “SEC”) no later than ten days following the date the Shares are issued to the Sellers. The Company shall use its best efforts to cause the Registration Statement to be declared effective as soon as possible after the filing date, but in any event no later than 90 days after the filing date, and shall use its best efforts to keep the Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by such Registration Statement have been disposed of. The Sellers are required to reimburse the Company up to $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

The Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the Sellers with respect to MicaSense’s business, operations and financial condition. The Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Sellers, and the agreement of the Sellers not to compete with certain aspects of the business of MicaSense following the closing of the transaction. The completion of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including, among others: (i) the absence of a material adverse effect on MicaSense, (ii) the delivery by the parties of certain ancillary documents, including the Registration Rights Agreement, and (iii) the execution by a key employee of MicaSense of an employment agreement. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties and covenants in the Purchase Agreement.