Form 10-Q
period 2021-03-31
AgEagle Aerial Systems Inc.
filed 2021-05-17
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, $.001 par value	68,421,126

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
ASSETS	2021	2020
	(Unaudited)
CURRENT ASSETS:
Cash	$24,193,542	$23,940,333
Accounts receivable	380,419	—
Inventories, net	894,811	135,647
Prepaid and other current assets	282,869	122,011
Notes receivable	500,000	600,000
Total current assets	26,251,641	24,797,991

Property and equipment, net	299,259	122,589
Right of use asset	1,136,742	257,363
Intangible assets, net	3,667,492	440,527
Goodwill	22,116,591	3,108,000
Other assets	25,000	—
Total assets	$53,496,725	$28,726,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$492,921	$159,812
Accrued expenses and other liabilities	3,581,902	1,844,825
Contract liabilities	65,893	2,302
Current portion of liability related to acquisition agreement	4,578,775	—
Current portion of lease liability	244,826	85,895
Current portion of promissory note	102,962	89,533
Total current liabilities	9,067,279	2,182,367

Long term portion of lease liability	894,210	171,468
Long term portion of promissory note	4,477	17,906
Long term portion of liability related to acquisition agreement	5,000,000	—
Total liabilities	14,965,966	2,371,741

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020
Common Stock, $0.001 par value, 250,000,000 shares authorized, 62,500,815 and 58,636,365 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	62,501	58,636
Additional paid-in capital	62,344,452	47,241,757
Accumulated deficit	(23,876,194)	(20,945,664)
Total stockholders’ equity	38,530,759	26,354,729
Total liabilities and stockholders’ equity	$53,496,725	$28,726,470

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$1,701,592	$391,280
Cost of sales	621,904	174,483
Gross Profit	1,079,688	216,797

Operating Expenses:
General and administrative	1,851,653	445,531
Professional fees	1,658,326	171,498
Research and development	232,804	—
Sales and marketing	297,705	3,041
Total Operating Expenses	4,040,488	620,070
Loss from Operations	(2,960,800)	(403,273)

Other Income:
Interest income, net	2,851	—
Other income	27,419	—
Total Other Income	30,270	—
Loss Before Income Taxes	(2,930,530)	(403,273)
Provision for income taxes	—	—
Net Loss	$(2,930,530)	$(403,273)

Series D Preferred stock dividends	—	(40,445)

Net Loss Available to Common Stockholders	(2,930,530)	(443,718)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.03)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	61,294,205	15,599,109

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	—	$—	—	$—	58,636,365	$58,636	$47,241,757	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	—	—	—	—	1,057,214	1,057	6,312,886	—	6,313,943
Sale of Common Stock from exercise of warrants	—	—	—	—	2,516,778	2,517	8,302,851	—	8,305,368
Exercise of options	—	—	—	—	275,458	276	41,104	—	41,380
Stock-based compensation expense	—	—	—	—	15,000	15	445,854	—	445,869
Net Loss	—	—	—	—	—	—	—	(2,930,530)	(2,930,530)
Balance at March 31, 2021	—	$—	—	$—	62,500,815	$62,501	$62,344,452	$(23,876,194)	$38,530,759

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	3,501	$4	2,000	$2	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Conversion of Series C Preferred Stock	(189)	(1)	—	—	350,000	350	(349)	—	—
Reversal of escrow shares related to Agribotix acquisition	—	—	—	—	(164,375)	(164)	164	—	—
Accrued dividend on Series D Preferred Stock	—	—	—	—	—	—	(40,445)	—	(40,445)
Stock-based compensation expense	—	—	—	—	—	—	54,635	—	54,635
Net Loss	—	—	—	—	—	—	—	(403,273)	(403,273)
Balance at March 31, 2020	3,312	$3	2,000	$2	15,610,019	$15,610	$12,470,994	$(8,602,058)	$3,884,551

See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,930,530)		$(403,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		135,105		42,175
Stock-based compensation		445,869		54,635

Changes in assets and liabilities:
Accounts receivable		(133,458)		15,795
Inventories		(69,866)		105,114
Prepaid expenses and other assets		(76,896)		17,150
Accounts payable		71,327		27,722
Accrued expenses and other liabilities		1,407,079		4,547
Contract liabilities		22,779		(223,494)
Net cash used in operating activities		(1,128,591)		(359,629)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets		(82,990)		(2,284)
Acquisition of MicaSense		(12,990,121)		—
Platform development costs		(205,780)		—
Net cash used in investing activities		(13,278,891)		(2,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance cost		6,313,943		—
Sale of Common Stock from exercise of warrants		8,305,368		—
Exercise of stock options		41,380		—
Net cash provided by financing activities		14,660,691		—

Net increase (decrease) in cash		253,209		(361,913)
Cash at the beginning of the year		23,940,333		717,997
Cash at the end of the period		$24,193,542		$356,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid		$—		$—
Income taxes paid		$—		$—
Accrued dividends on Series D Preferred Stock		$—		$40,445
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C Preferred Stock into Common Stock	$			$189
Liability related to MicaSense Acquisition		6,578,775		—
Stock Consideration for MicaSense Acquisition		$3,000,000	$

 See accompanying notes to these condensed interim financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 1 – Description of Business

AgEagle Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) produces, supports and operates technologically advanced drone systems and solutions for the fast-emerging unmanned aerial vehicle (UAV) industry. We are engaged in delivering the metrics, tools and strategies necessary to invent and implement drone-enabled solutions that solve important problems for our valued customers. With our founding premise rooted in high performance, next-level thinking, and technological innovation, AgEagle is intent on ensuring that new standards for quality U.S. manufacturing and the provision of precision-crafted, purpose-built drone systems and solutions are delivered to empower our customers to thrive and prosper in The Drone Age.™

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-wing drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. In addition to selling our innovative drones to the precision and sustainable farming markets, AgEagle’s innovative data collection and analytics solution, FarmLens™, has processed more than two million acres of crops, analyzing data that seeks to adopt and support productive agricultural approaches to improve farming practices which currently limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

In January 2021, AgEagle acquired MicaSense, Inc. (“MicaSense”), a California company. Based in Seattle, Washington, MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multicopter drone manufacturers, including DraganFly™, senseFly™, Quantum-Systems and Wingtra, among others. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products, including Altum™, RedEdge-MX™, RedEdge-MX Blue and Atlas Flight, have global distribution in 70 countries.

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

2)	Sensor Solutions: Establishing AgEagle as the world’s preferred source for advanced, proprietary, multispectral drone sensors serving the aerial mapping and analytics needs of the agriculture and broader drone markets; and

3)	Drone Solutions and Manufacturing: Establishing the Company as one of the industry’s leading American-made trusted source for turnkey, end-to-end, tailored drone solutions to the world along with drone design, engineering, manufacturing, assembly and testing company in the United States.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 1 – Description of Business – Continued

We intend to grow our business by preserving a leadership position in our core Ag Solutions business; providing quality contract manufacturing, assembly, and testing services; and innovating new customer centric drone systems and solutions to capture significant share of the broader commercial drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of drone-related companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

The Company is headquartered in Wichita, Kansas.

Corporate History; Recent Acquisition

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc. Prior to this merger all of the EnerJex operations were conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in its wholly owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven. Black Sable, Black Raven and Working Interest, LLC were all dissolved as of the end of 2020.

On January 26, 2021, the Company and AgEagle Sensor Systems, Inc. (“AgEagle Sensor”), a wholly owned subsidiary of the Company formed in Nevada, entered into a stock purchase agreement to acquire MicaSense. Per the agreement, the Company and AgEagle Sensor would purchase 100% of the issued and outstanding MicaSense stock. On January 27, 2021, the purchase, was completed and MicaSense joined the group as a wholly owned subsidiary of AgEagle Sensor. The Company is currently in the process of merging MicaSense and AgEagle Sensor. Upon completion of the merger, the surviving company will be MicaSense, Inc., a Nevada company.

 Note 2 – Summary of Significant Accounting Policies

 Basis of Presentation and Consolidation – These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., AgEagle Sensors, Inc., MicaSense, Inc. and EnerJex Kansas, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed interim consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

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

Fair Value Measurements and Disclosures – The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification (“ASC”) requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. The Fair Value Measurements and Disclosures topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

We have no assets or liabilities that require to have their fair value measured on a recurring basis at March 31, 2021 or December 31, 2020. Long-lived assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments when there is evidence of impairment.

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. Additionally, the Note payable is carried at face value, which approximates fair value, due to the government backed security which requires payments however management is expecting to apply for and receive full forgiveness during 2021 (See Note 8).

Concentrations – The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

As of March 31, 2021, there was one significant vendor that the Company relied upon to perform stitching its FarmLens and Atlas platforms. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Accounts receivable at March 31, 2021 and 2020 was $380,419 and $50,038, respectively.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that no allowance was necessary as of March 31, 2021 and December 31, 2020.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

 Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. The Company’s sensor equipment is manufactured by a third-party organization. Cost components include direct materials and direct labor. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2021 and December 31, 2020, the Company had recorded a provision for obsolescence of $10,000.

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

Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology, and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from four to ten years.

Business Combinations – The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying condensed interim consolidated statements of operations from the date of acquisition.

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated primarily by three segments of the business; 1) the sale of sensors and cameras along with the related accessories, 2) contractual agreements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications and 3) Software-as-a-Solution (“SAAS) subscription sales. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company generally recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances, and returns.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

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

Additionally, a majority of customers are required to place a deposit or pay upon shipping for each sensor, UAV, or drone delivery assembly part ordered. Customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the sale is complete. The balance of customer deposits as of December 31, 2020 was $65,893 and $35,117 as of March 31, 2021.

The Company’s FarmLens and Atlas platforms are offered on a subscription basis for processing aerial imaging. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized as follows:

	Percent of total revenues for the three months ended March 31,
Customers	2021	2020
Customer A	—%	95.6%

There were no accounts receivable from Customer A due as of March 31, 2021 and as of December 31, 2020.

The table below reflects our revenue for the quarters indicated by product mix.

	For the three months ended March 31,
Type	2021	2020
Drone and Custom Manufacturing Sales	$—	$374,278
Sensors Sales	1,677,349	—
Software Subscription Sales	24,243	17,002
Total	$1,701,592	$391,280

Shipping Costs – Shipping costs for the three months ended March 31, 2021 and 2020 totaled $19,897, and $301, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the accompanying condensed interim statements of operations.

Research and Development Expenses – Research and development costs are expensed as incurred and are included as part of the accompanying condensed interim consolidated statements of operations. Research and development costs totaled $232,804 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Loss Per Common Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”), equivalents (if dilutive) related to warrants, options, and convertible instruments.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. For the three months ended March 31, 2021, the Company had no warrants and 2,359,309 options to purchase Common Stock. For the three months ended March 31, 2020, the Company had 4,531,924 warrants, 2,567,470 options to purchase Common Stock, and 3,312 shares of Series C Preferred Stock which may be converted into 6,133,333 shares of Common Stock.

Leases – The Company accounts for its operating leases in accordance with FASB Account Standards Update 2016-02 – Leases (Topic 842). Lessees recognize a right-of-use asset and a lease liability for virtually all their leases. Additionally, the Company recognizes assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

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

Uncertainty – The recent outbreak of the COVID-19 coronavirus is impacting worldwide economic activity. COVID-19 poses the risk that we or our employees, CROs, suppliers, manufacturers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 could disrupt our supply chain and the manufacture or shipment of our products, and other related activities, which could have a material adverse effect on our business, financial condition and results of operations. While we have not yet experienced any material disruptions in our business or other negative consequences relating to COVID-19, the extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

 Note 3 — Inventories

Inventories consist of the following at:

	March 31, 2021	December 31, 2020
Raw materials	$472,444	$88,091
Work-in process	64,296	50,447
Finished goods	163,536	7,109
Consigned inventory	204,535	—
Gross inventory	904,811	145,647
Less obsolescence reserve	(10,000)	(10,000)
Total	$894,811	$135,647

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 4 – Notes Receivable

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement to produce a patented Drone Delivery Station for Valqari LLC (“Valqari”), The Company, entered into a Convertible Promissory Note pursuant to which the Company has made a loan to Valqari, in the principal aggregate amount of $500,000 (the “Note”), which amount accrues interest at a rate of three percent per annum.

The loan matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that has accrued, but remains, unpaid shall be due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari may not prepay the Note prior to the Maturity Date.

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

On April 15, 2021, the note was due. The Company is in active discussions with Valqari to confirm per the agreement if the requirements to extend the note have been fulfilled.

On November 16, 2020, the Company (Payee) executed a promissory note in connection with a proposed acquisition (the “Proposed Acquisition”) by the Payee or its affiliate, for 100% of the capital stock of MicaSense Inc., (“MicaSense”). Parrot Drones S.A.S. promises to pay to the Company the principal amount of $100,000 provided, however that such principal amount was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the Proposed Acquisition.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 5 — Property and Equipment

Property and equipment consist of the following at:

Type	Estimated Life	March 31, 2021	December 31, 2020
Leasehold improvements	3 Years	$22,265	$22,265
Equipment and vehicles	5 Years	126,314	100,532
Computer equipment	3-5 Years	239,172	23,369
Office furniture	5 Years	110,586	54,798
Drone equipment	3 Years	81,064	32,138
Production fixtures	5 Years	68,131	—
Total		647,532	233,102
Less accumulated depreciation		(348,273)	(110,513)
Total Property and equipment, net		$299,259	$122,589

Depreciation expense for the three months ended March 31, 2021 and 2020 was $23,149 and $3,939, respectively.

 Note 6 – Goodwill and Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of the FarmLens platform completed in 2018, our HempOverview platform development costs and the intangibles acquired from the acquisition of MicaSense entity (see Note 7).

Goodwill and intangible assets were comprised of the following as of March 31, 2021 and December 31, 2020:

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Impairment	Balance at March 31, 2021
Intellectual property/technology	5-7 Years	$231,146	$1,059,445	$(46,895)	$—	$1,243,696
Customer relationships	5-10 Years	38,400	1,455,852	(27,864)	—	1,466,388
Tradenames and trademarks	5-10 Years	31,040	617,844	(13,207)	—	635,677
Non-compete agreement	4 Years	67,042	—	(10,056)	—	56,986
Platform development costs	5 Years	72,899	205,780	(13,934)	—	264,745
Total Intangible Assets		$440,527	3,338,921	(111,956)		$3,667,492
Goodwill		3,108,000	19,008,591	—	—	22,116,591
Total		$3,548,527	$22,347512	$(111,956)	$—	$25,784,083

The weighted average remaining amortization period in years is 7.35 years. Amortization expense for the three months ended March 31, 2021 and 2020 was $111,956 and $38,236, respectively.

Future amortization is as follows for fiscal years ending:

	2021	2022	2023	2024	2025 and Thereafter
Intellectual property/technology	$178,522	$238,029	$209,135	$151,349	$466,661
Customer relationships	119,989	159,985	155,185	145,585	885,644
Tradenames and trademarks	55,068	73,424	69,544	61,784	375,857
Non-compete agreement	30,169	26,817	—	—	—
Platform development costs	41,801	55,736	55,736	55,736	55,736
Total	$425,549	$553,991	$489,600	$414,454	$1,783,898

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition

On January 27, 2021, through our wholly-owned subsidiary, AgEagle Sensor Systems, Inc., we acquired 100% of MicaSense, Inc. from Parrot Drones S.A.S. and Justin B. McAllister. MicaSense is based in Washington and manufactures and sells its patented, high precision thermal and multispectral sensors, serving the aerial mapping and analytics needs of the agriculture market. In addition, MicaSense’s patented technologies are well positioned to address applications in advanced inspection in the energy and insurance sectors and autonomous flight safety for package delivery, among other solutions. MicaSense’s high performance proprietary products, including Altum, RedEdge-MX, RedEdge-MX Blue and Atlas Flight, have global distribution in 70 countries. The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt and subject to a customary working capital adjustment. A portion of the consideration is comprised of shares of common stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Seller on April 27, 2021 in the amount of 540,541 restricted shares of Common Stock. The consideration is also subject to a $4,750,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023 in accordance with the terms of the Purchase Agreement.

The Company filed a Form S-3 Registration Statement (the “Registration Statement”) covering the resale of the Shares with the Securities and Exchange Commission (the “SEC”) on May 10, 2021. The Company shall use its best efforts to cause the Registration Statement to be declared effective as soon as possible after the filing date, but in any event no later than 90 days after the filing date, and shall use its best efforts to keep the Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by such Registration Statement have been disposed of. The Sellers are required to reimburse the Company up to $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

The Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the Sellers with respect to MicaSense’s business, operations and financial condition. The Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Sellers, and the agreement of the Sellers not to compete with certain aspects of the business of MicaSense following the closing of the transaction. The completion of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including, among others: (i) the absence of a material adverse effect on MicaSense, (ii) the delivery by the parties of certain ancillary documents, including the Registration Rights Agreement, and (iii) the execution by a key employee of MicaSense of an employment agreement. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties, and covenants in the Purchase Agreement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition-Continued

The fair value of the purchase consideration was allocated to the preliminary fair value of the net tangible assets acquired and to the separately identifiable intangible assets. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as goodwill in accordance with ASC 805.

The Company has performed a preliminary valuation analysis of the fair market value of the assets to be acquired and liabilities to be assumed. Using the total consideration for the Acquisition, the Company has estimated the allocations to such assets and liabilities.

The preliminary purchase price allocation has been used to prepare pro forma adjustments in the pro forma balance sheet. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include (1) changes in fair values of tangible assets; (2) changes in allocations to intangible assets such as trade names, developed technology and customer relationships, as well as goodwill; and (3) other changes to assets and liabilities.

The following table summarizes the allocation of the preliminary purchase price as of the acquisition date of January 27, 2021:

Calculation of Goodwill:
Net purchase price, including debt paid at close	$23,554,169

Plus fair value of liabilities assumed:
Deferred revenue	40,812
Fair value of liabilities assumed	$40,812

Less fair value of assets acquired:
Cash & short-term investments	885,272
Other tangible assets	542,978
Identifiable intangibles	3,133,141

Fair value of assets acquired	$4,561,391

Net nonoperating assets	25,000
Goodwill	$19,008,591

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 8 – Promissory Note

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

 The unforgiven portion of the PPP loan is payable over two years and can be extended to five years if agreed upon by both parties and bears interest at a rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. The Company has submitted its application for forgiveness and expects the loan to be fully forgiven. The maturities of the loan for the:

Year Ending March 31,	Amount
2021	$102,962
2022	4,477
$107,439

Note 9 – Equity

Capital Stock Issuances

On January 2021, the Company issued 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered on December 31, 2020.

Securities Purchase Agreement Dated December 31, 2020

On December 31, 2020, the Company and an Investor entered into the December Purchase Agreement pursuant to which the Company agreed to sell to the Investor in a registered direct offering pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,057,214 shares of Common Stock, par value $0.001 Common Stock, for gross proceeds of approximately $6.375 million (which includes subsequent payment of the exercise price of the December Pre-Funded Warrants in the amount of $1,057. The shares of Common Stock underlying the December Pre-Funded Warrants are referred to as the “December Warrant Shares.”

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
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

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

Filing of Registration Statement

Pursuant to the terms of the Registration Rights Agreement executed on February 5, 2021, the Company filed an initial registration statement for up to $200,000,000 of securities which may be issued by the registrant from time to time in indeterminate amounts and at indeterminate times.

Issuances of Restricted Stock Units

On May 18, 2020, the Company issued in connection with the commencement of employment of its Chief Executive Officer, 100,000 shares of restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “Equity Plan”), which will fully vest after one year of continued employment. The Company determined the fair-market value of the restricted stock units to be $134,000. In connection with the issuance of these restricted stock units, the Company recognized $32,951 in stock compensation expense for the three months ended March 31, 2021 which is included in general and administrative expenses on the consolidated statements of operations. The remaining unrecognized stock compensation expense of $17,567 will be recognized through May 2021.

On March 5, 2021, the Company issued its Chief Financial Officer 10,000 restricted shares of Common Stock and 5,000 restricted shares of Common Stock to another employee of the Company. The Company recognized a total of $87,600 of expense at a fair value of $5.84 per share within stock compensation expense related to these issuances for the three months ended March 31, 2021 which is included in general and administrative expenses on the consolidated statements of operations.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

During the three months ended March 31, 2021, the Company issued options to purchase 379,500 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $5.47 to $10.11 per share expiring on dates between January 3, 2025 and March 30, 2026. The Company determined the fair-market value of the options to be $1,759,950. In connection with the issuance of these options to employees and directors, the Company recognized $102,191 in stock compensation expense for the three months ended March 31, 2021.

The Company previously issued options to purchase 3,469,540 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.06 to $6.00 per share expiring on dates between March 30, 2023 and March 28, 2029. In connection with the issuance of these options to employees and directors, the Company recognized $223,127 and $54,635 in stock compensation expense for the three months ended March 31, 2021 and 2020, respectively.

The fair value of options granted during the three months ended March 31, 2021 and 2020 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant assumptions relating to the valuation of the Company’s stock options granted during the three months ended March 31, 2021 were as follows:

March 31, 2021
Dividend yield	0.00%
Expected life	3.02 Years
Expected volatility	85.41%
Risk-free interest rate	0.36%

A summary of the options activity for the three months ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	2,255,267	$1.46	5.31 years	$10,247,548
Granted	379,500	8.22	4.86 years	13,500
Exercised	(275,458)	0.15	—	1,684,046
Expired/Forfeited	—	—	—	—
Outstanding at December 31, 2020	2,359,309	2.70	4.90 years	9,162,921
Exercisable at period end	1,065,408	$0.89	4.94 years	$5,784,588

For options granted during the three months ended March 31, 2021, the fair value of the Company’s Common Stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $2,916,407 through March 30, 2023.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2021 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 10 – Warrants to Purchase Common Stock

Warrant Conversions

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

A summary of activity related to warrants for the three months ended March 31, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2021	2,516,778	$3.30	0.83
Issued	—	—	—
Exercised	(2,516,778)	3.30	—
Outstanding at March 31, 2021	—	$—	—
Exercisable at March 31, 2021	—	$—	—

A summary of activity related to warrants for the three months ended March 31, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Outstanding at March 31, 2020	4,531,924	$0.72	3.80
Exercisable at March 31, 2020	4,531,924	$0.72	3.80

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

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

The Company has two operating leases, one of which is located at 8863 E. 34th Street North, Wichita, Kansas 67226, which serves as our corporate headquarters and manufacturing facility. The commencement date of the lease was November 1, 2020 and will expire on October 31, 2023, unless sooner terminated or extended. The second lease is for office space in Seattle, Washington under a noncancelable operating lease that expires in January 2026 and with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. Both leases are operating leases and included in the right-of-use asset, current portion of lease liability, and long-term lease liability captions on the Company’s consolidated balance sheet.

The aggregate estimated rent payments due over the initial three-to-six-year term is $1,374,097. Operating lease assets are recorded net of accumulated amortization of $1,136,742 as of March 31, 2021. Lease expense for lease payments are recognized on a straight-line basis over the lease terms. The aggregate estimated rent payments due over the option term would be $314,640. Lease expense payment was $86,875 and $77,688 for the three months ended March 31, 2021 and 2020, respectively, which is included in general and administrative expenses on the consolidated statements of operations.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2021:

Year Ending December 31,	Amount
2021	$189,961
2022	263,890
2023	266,383
2024	194,550
2025	207,101
2026	17,857
$1,136,742

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

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

In February 2021, the Consultant sent a demand letter to the Company alleging a breach of the consulting agreement due to the Company not issuing additional shares of Common Stock in connection with the Consultant’s alleged achievement of the milestones. Following delivery of the letter, the Consultant made a demand for an additional 750,000 shares of common stock to be issued. Although the Company disputed that the milestones were successfully achieved by the Consultant and believed that no additional shares of Common Stock were owed, the Company offered to the Consultant, in the form of a settlement, 250,000 additional shares of Common Stock. As result the Company recorded a contingent loss within general & administrative expenses in the aggregate amount of $1,500,000 based upon the fair market value of $6.00 per share of the Company’s Common Stock as of December 31, 2020. As of March 31, 2021 the offer was not accepted but now has been subsequently accepted, see Note 13.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Purchase Commitment

The Company routinely places orders for manufacturing services and material. At March 31, 2021, the Company had purchase commitments that approximate $850,000. These commitments are expected to be realized during the 2021 fiscal year.

Note 12 – Related Party Transactions

The following reflects the related party transactions during the three months ended March 31, 2021 and 2020.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the three months ended March 31, 2021 and 2020, Premier Financial Filings provided services to the Company resulting in fees of $5,824 and $2,605, respectively.

One of four directors, Thomas Gardner, is one of the principals of NeuEon, Inc, which provide fractional Chief Technology Officer services to the Company.. For the three months ended March 31, 2021 and 2020, the Company recorded $62,500 and $18,300, respectively, of expenses which is included in general and administrative expenses.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 13 – Subsequent Events

Measure Acquisition

On April 19, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Brandon Torres Declet, in his capacity as Sellers’ representative, and the sellers named in the Purchase Agreement (the “Sellers”) pursuant to which the Company simultaneously acquired 100% of the issued and outstanding capital stock of Measure Global Inc., a Delaware corporation (“Measure”) from the Sellers. Measure is an aerial intelligence company that builds software to automate drone operations workflows. The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses and subject to a customary working capital adjustment. The purchase price is comprised of $15,000,000 in cash, and shares of Common Stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common Stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Sellers (the “Shares”). The Company will issue 5,319,149 Shares, in the aggregate, to the Sellers. $5,000,000 of the cash portion of the purchase price is payable 90 days after the closing date of the transaction. As a result of the transaction, Measure is now a wholly-owned subsidiary of the Company.

The consideration is also subject to a $5,625,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released on the date that is 18 months from the closing date, less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Purchase Agreement.

The Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the Sellers with respect to Measure’s business, operations and financial condition. The Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Sellers, and the agreement of the Sellers not to compete with certain aspects of the business of Measure following the closing of the transaction. The completion of the transactions contemplated by the Purchase Agreement is subject to: (i) the absence of a material adverse effect on Measure, (ii) the delivery by the parties of certain ancillary documents, and (iii) the execution by key employees of Measure of employment offer letters. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties and covenants in the Purchase Agreement.

The Shares issuable to the Sellers will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to a limited number of persons who are “accredited investors” or “sophisticated persons” as those terms are defined in Rule 501 of Regulation D promulgated by the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the Shares have been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 13 – Subsequent Events – Continued

Appointment of Chief Operating Officer

On April 19, 2021, in connection with the acquisition of Measure, the Board of Directors of the Company (the “Board”) approved the appointment of Brandon Torres Declet as the Company’s Chief Operating Officer. Mr. Declet shall also serve as the President of Measure, the Company’s wholly-owned subsidiary. Prior to joining the Company, Mr. Declet, age 45, co-founded Measure and served as its President since 2014.

In his position as Chief Operating Officer, Mr. Declet will receive a base salary of $235,000 per year, subject to increase at the discretion of the Board. Mr. Declet will be eligible for an annual cash bonus of up to 20% of his then-current base salary, as determined by the Board in its good faith discretion, based on the achievement of a combination of personal and Company objectives. Mr. Declet is also eligible to participate in any benefit plans offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. Mr. Declet will be awarded a one-time grant of 125,000 Restricted Stock Units (RSUs) that will vest on a pro rata basis over one year commencing on the date of closing of the acquisition of Measure. Such grant of 125,000 RSUs shall be subject to the terms of an RSU grant agreement. Additionally, Mr. Declet will be granted, on a quarterly basis, non-qualified options to acquire 25,000 shares of Company Common Stock. Such options will be subject to the terms of the Company’s 2017 Omnibus Equity Incentive Plan (the “Plan”), and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant.

Mr. Declet will be subject to the terms of a confidentiality and proprietary rights agreement. In the event that Mr. Declet is terminated by the Company other than for cause or for good reason (as such terms are defined in Mr. Declet’s employment offer letter), he is entitled to base salary continuation for six months, reimbursement of COBRA health insurance premiums for a period of 6 months, and a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment. Furthermore, in the event the Board determines in its discretion that Mr. Declet must relocate from his principal place of performance of his duties, the Company shall pay and/or reimburse him for expenses, up to $100,000, in connection with such relocation.

Appointment of Director

The Board has previously fixed the size of the Board at five directors; however, since April 2019, there has been a vacancy on the Board. Effective on April 19, 2021, the closing date of Measure acquisition, Mr. Declet has been appointed to serve as a non-independent member of the Board until his successor is elected and qualified or until his earlier death or resignation.

Approval of Changes to Executive Compensation

On April 19, 2021, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved changes in the compensation of Mr. Michael Drozd, the Company’s Chief Executive Officer, and Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer and EVP of Operations, and in accordance therewith, amended their respective employment offer letters. With respect to Mr. Drozd, the Board approved the following amendments to current compensation terms: (i) an additional one-time grant of 100,000 RSUs that will vest on a pro rata basis over one year subject to the terms of an RSU grant agreement, and (ii) an increase in the number of grants, on a quarterly basis, of non-qualified options from 15,000 to 25,000 shares of Company common stock subject to the terms of the Plan, and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant. Mr. Drozd’s current base salary and potential bonus payments have not been changed.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 13 – Subsequent Events – Continued

With respect to Ms. Fernandez-McGovern, the Board approved: (i) an additional one-time grant of 125,000 RSUs that will vest on a pro rata basis over one year subject to the terms of an RSU grant agreement, and (ii) an increase in the number of grants, on a quarterly basis, of non-qualified options from 15,000 to 25,000 shares of Company Common Stock subject to the terms of the Plan, and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant. Ms. Fernandez-McGovern’s current base salary and potential bonus payments have not been changed.

In addition, Mr. Drozd and Ms. Fernandez-McGovern are now being provided with severance benefits in the event of termination without cause or for good reason, as defined in the amended employment offer letters. The severance benefits consist of (i) 6 months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) reimbursement of COBRA health insurance premiums at the same rate as if the executive officer were an active employee of the Company (conditioned on the executive officer having elected COBRA continuation coverage) for a period of 6 months or, if earlier, until the executive officer is eligible for group health insurance benefits from another employer; and (iii) a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment, pursuant to the terms of, and effective on the effective date of, the Separation Agreement. The severance benefits are conditioned upon each persons (i) continued compliance in all material respects with their respective continuing obligations to the Company, including, without limitation, the terms of the amended employment offer letter and of the confidentiality agreement that survive termination of employment with the Company, and (ii) signing (without revoking if such right is provided under applicable law) a separation agreement and general release in a form provided to the executive officer by the Company on or about the date of termination of employment. Furthermore, in the event the Board determines in its discretion that the executive officers must relocate their principal place of performance of their duties, the Company shall pay and/or reimburse them for expenses, up to $100,000, in connection with such relocation

GreenBlock Capital LLC Consulting Agreement

The Company has settled with the Consultant to resolve the demand letter sent in February 2021 that alleged a breach of the consulting agreement due to the Company not issuing additional shares of Common Stock in connection with the Consultant’s alleged achievement of the milestones. The Consultant made a demand for an additional 750,000 shares of common stock to be issued. Although the Company disputed that the milestones were successfully achieved by the Consultant and believed that no additional shares of Common Stock were owed, the Company has offered and the Consultant has accepted, in the form of a settlement, a total of 550,000 additional shares of Common Stock. As a result as of March 31, 2021, the Company has recorded additional accrued liability within general & administrative expenses in the amount of $1,407,000 based upon the fair market value of $4.69 per share of the Company’s Common Stock as of May 12, 2021, resulting in an aggregate accrued liability amount of $2,907,000 for purposes of payment of the settlement.

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

Company Overview

AgEagle™ Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) produces, supports and operates technologically advanced drone systems and solutions for the fast-emerging unmanned aerial vehicle (UAV) industry. We are engaged in delivering the metrics, tools and strategies necessary to invent and implement drone-enabled solutions that solve important problems for our valued customers. With our founding premise rooted in high performance, next-level thinking, and technological innovation, AgEagle is intent on ensuring that new standards for quality U.S. manufacturing and the provision of precision-crafted, purpose-built drone systems and solutions are delivered to empower our customers to thrive and prosper in The Drone Age. ™

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-wing drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. In addition to selling our innovative drones to the precision and sustainable farming markets, AgEagle’s innovative data collection and analytics solutions, FarmLens™, has processed more than two million acres of crops, analyzing data that seeks to adopt and support productive agricultural approaches to improve farming practices which currently limit the impact on our natural resources, reduce reliance on inputs and materially increase crop yields and profits.

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

In January 2021, AgEagle acquired MicaSense, Inc, a California company. (“MicaSense). Based in Seattle, Washington, MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multicopter drone manufacturers, including DraganFly™, senseFly™, Quantum-Systems and Wingtra, among others. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market; and are well positioned to address applications in advanced inspection in the energy and insurance sectors and autonomous flight safety for package delivery, among other solutions. MicaSense’s high performance proprietary products, including Altum™, RedEdge-MX™, RedEdge-MX Blue and Atlas Flight, have global distribution in 70 countries.

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

2)	Sensor Solutions: Establishing AgEagle as the world’s preferred source for advanced, proprietary, multispectral drone sensors serving the aerial mapping and analytics needs of the agriculture and broader drone markets; and

3)	Drone Solutions and Manufacturing: Establishing the Company as one of the industry’s leading American-made trusted source for turnkey, end-to-end, tailored drone solutions to the world along with drone design, engineering, manufacturing, assembly and testing company in the United States.

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

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 2 to our unaudited condensed consolidated interim financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the unaudited condensed interim consolidated financial statements.

Results of Operations

For the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we recorded revenues of $1,701,592 compared to revenues of $391,280 for the same period in 2020, a 335% increase. The increase was mainly due to new revenues derived from the acquisition of MicaSense business related specifically to sensor sales for Altum. Revenue growth was also positively impacted by the continued focus on expansion of our platform with the State of Iowa, providing aerial imaging and analytics solutions which serve new and emerging markets including registration, oversight, and compliance of hemp fields by state departments of agriculture for the State of Iowa.

During the three months ended March 31, 2021, cost of sales totaled $621,904, a $447,420, or 256.4%, increase when compared to $174,483 in the three months ended March 31, 2020. We had a gross profit of $1,079,688, or 63% gross profit margin, during the three months ended March 31, 2021 compared to $216,797, or 55% gross profit margin, for the three months ended March 31, 2020. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to the continued shift in mix of products and services we now offer customers in the new markets we serve that have resulted in higher margin for our sales specifically for our sensor sales related to MicaSense acquisition.

We recorded total operating expenses of $4,040,488 during the three months ended March 31, 2021, a 552% increase as compared to operating expenses of $620,070 in the same period of 2020. Our operating expenses are comprised of general and administrative expenses, professional fees, research and development and sales and marketing expenses. General and administrative expenses totaled $1,851,653 during the three months ended March 31, 2021 compared to $445,531 in the same period of 2020, an increase of 316%. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires, MicaSense acquisition and existing employees, stock compensation expenses an estimated contingent liability accrual associated with a consultant agreement, new rent for Washington offices, audit, taxes, valuation and financial service fees and amortization expense associated to the intangibles acquired in the recent acquisition and platform development costs. Professional fees also increased 867% as we had $1,658,326 of expenses for the current period versus $171,498 in the comparable prior period. The increase was mainly due to largely to added legal expenses associated with our capital raising activities and acquisition activity and an estimated contingent liability accrual associated with a consultant agreement. Also included in operating expenses was sales and marketing costs that increased 9,690% to $297,705 versus $3,041 in the prior year’s comparable period due to MicaSense acquisition sales and marketing team. Lastly, we recorded research and development expenses totaled $232,804 during the three months ended March 31, 2021, no expenses were recorded for the same period during 2020, the increase was due to the MicaSense acquisition for development of new sensor products.

Interest income, net for the three months ended March 31, 2021 was $2,851 related to interest accrued for the note from Valqari offset by interest expense related to MicaSense credit line paid in fully upon close of the transaction as compared to $0 in the prior period.

Other income for the three months ended March 31, 2021 was $27,419, there was no other income recorded for the comparable period during 2020. The Other income represented insurance claims proceeds related to a theft in 2020.

Our net loss was $2,930,530 for the three months ended March 31, 2021. This represents a $2,527,257 increase over our net loss of $403,273 in the same period during 2020. Overall, the increase in net loss is due to greater operating costs which includes additional general and administrative costs along with added professional expenses as a result of the shift in our sales and long-term growth strategies that required increased business development resources, legal expenses to support capital and acquisition growth and an estimated contingent liability accrual associated with a consultant agreement. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in domestic industrial hemp and sustainable agriculture and growing our drone-enabled package delivery business.

For the three months ended March 31, 2021 and 2020, our net loss available to Common Stockholders was $2,930,530 and $443,718, respectively an increase of $2,486,812. The net loss increase in the prior period was due to Series D Preferred Stock dividends recorded during the period.

Cash Flows

March 31, 2021 As Compared to March 31, 2020

Cash on hand was $24,193,542 on March 31, 2021, an increase of $253,209 compared to the $356,084 on hand at March 31, 2020. Cash used in operations for the three months ended March 31,2021 was $1,128,591 compared to $359,629 of cash used by operations for the same period during 2020. The increase in cash used in operating activities was driven mainly driven by increase in operating loss due to greater overhead expenses along with increase in accounts receivable, inventory, prepaid balances offset by accounts payable, accrued expenses and deferred revenue associated with the growth of the business.

Cash used in investing activities during the three months ended March 31, 2021 was $13,278,891 compared to $2,284 during the same period during 2020. The increase in cash used in our investing activities resulted from the acquisition of MicaSense and purchase of property and equipment and building improvements related to the new leased warehouse and corporate offices in Wichita along with recording capitalized costs associated with the development of the HempOverview platform.

Cash provided in financing activities during the three months ended March 31, 2021 was $14,660,691 compared to no cash used in financing activities during the same period of 2020. The increase in cash provided by our financing activities was due to sales of our Common Stock and the exercise of warrants issued in connection with a securities purchase agreement executed in August 2020.

Liquidity and Capital Resources

 As of March 31, 2021, we had working capital of $17,184,362 and a loss from operations of $2,930,530 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next year of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

On December 31, 2020, we entered into a securities purchase agreement with an Investor, pursuant to which the Company agreed to sell to the Investor in a registered direct offering Pre-Funded Warrants to purchase up to 1,057,214 shares of common stock, for gross proceeds of approximately $6.375 million (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,057.21). The shares of common stock underlying the Pre-Funded Warrants are referred to as the “Warrant Shares.” The purchase price for each Pre-Funded Warrant is $6.029. The exercise price for each Pre-Funded Warrant is $0.001.

We continue to realize losses from operations. However, as a result of our capital raise efforts, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2022. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

On March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As of this date and to the best of our knowledge, neither AgEagle nor the individual Defendants have been served or have agreed to accept service of the summons and complaint.  As of this date, Plaintiff has not filed an affidavit of service with the Court concerning service upon any Defendant.  On April 27, 2021, a number of non-party movants filed motions seeking the Court’s appointment to serve as lead plaintiff(s) in the action, for the further appointment of certain lead counsel, as well as the consolidation of this action with the Madrid action discussed below.  The pending motions have been made returnable with the Court on or before June 7, 2021, following the Court’s resolution of which it is common for the newly-appointed lead plaintiff(s) to amend the complaint and allegations underlying the claims.  For this reason, we cannot provide a meaningful evaluation at this time of the likelihood of an unfavorable outcome.

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

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2021)
10.2	Registration Rights Agreement, dated as of January 27, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2021)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: May 17, 2021	By:	/s/ J. Michael Drozd
J. Michael Drozd
Chief Executive Officer

Dated: May 17, 2021	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, EVP of Operations and Secretary