Form 10-Q
period 2021-06-30
AgEagle Aerial Systems Inc.
filed 2021-08-18
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2021
Common Stock, $.001 par value	75,145,698

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
ASSETS	2021	2020
	(Unaudited)
CURRENT ASSETS:
Cash	$39,214,638	$23,940,333
Accounts receivable, net	814,712	—
Inventories, net	1,030,977	135,647
Prepaid and other current assets	697,974	122,011
Notes receivable	500,000	600,000
Total current assets	42,258,301	24,797,991

Property and equipment, net	404,095	122,589
Right of use asset	1,073,117	257,363
Intangible assets, net	6,210,596	440,527
Goodwill	64,573,288	3,108,000
Other assets	25,000	—
Total assets	$114,544,397	$28,726,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,151,460	$159,812
Accrued expenses and other liabilities	815,515	1,844,825
Contract liabilities	504,180	2,302
Current portion of liability related to acquisition agreements	5,471,592	—
Current portion of lease liability	246,559	85,895
Current portion of promissory note	—	89,533
Total current liabilities	8,189,306	2,182,367

Long term portion of lease liability	832,117	171,468
Long term portion of promissory note	—	17,906
Long term portion of liability related to acquisition agreements	10,625,000	—
Total liabilities	19,646,423	2,371,741

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 74,668,560 and 58,636,365 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	74,669	58,636
Additional paid-in capital	123,377,671	47,241,757
Accumulated deficit	(28,554,366)	(20,945,664)
Total stockholders’ equity	94,897,974	26,354,729
Total liabilities and stockholders’ equity	$114,544,397	$28,726,470

See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$1,937,364	$16,325	$3,638,955	$407,605
Cost of sales	959,229	15,030	1,658,097	188,633
Gross Profit	978,135	1,295	1,980,858	218,972

Operating Expenses:
General and administrative	4,062,800	721,705	5,681,928	1,161,066
Professional fees	268,987	532,406	1,953,186	703,904
Research and development	907,000	—	1,335,605	—
Sales and marketing	559,833	2,552	791,427	12,643
Total Operating Expenses	5,798,620	1,256,663	9,762,146	1,877,613
Loss from Operations	(4,820,485)	(1,255,368)	(7,781,288)	(1,658,641)

Other Income (Expense):
Interest (expense) income	6,164	—	9,015	—
Paycheck protection program loan forgiveness	108,532	—	108,532	—
Loss on disposal of fixed assets	(3,712)	—	(3,712)	—
Other income, net	31,329	—	58,751	—
Total Other Income (Expense)	142,313	—	172,586	—
Loss Before Income Taxes	(4,678,172)	(1,255,368)	(7,608,702)	(1,658,641)
Provision for income taxes	—	—	—	—
Net Loss	$(4,678,172)	$(1,255,368)	$(7,608,702)	$(1,658,641)

Deemed dividend on Series C Preferred stock and Series D warrants	—	(4,050,838)	—	(4,050,838)
Deemed dividend on redemption of Series D Preferred stock	—	(3,763,591)	—	(3,763,591)
Deemed dividend on issuance and repurchase of Series E Preferred stock	—	(1,227,120)	—	(1,227,120)
Series D Preferred stock dividends	—	(29,333)	—	(69,778)

Net Loss Available to Common Stockholders	(4,678,172)	(10,326,250)	(7,608,702)	(10,769,968)

Net Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.31)	$(0.12)	$(0.44)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	68,338,866	33,192,853	64,795,122	24,394,950

See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount		Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2021	—	$—	—	$—	—	62,500,815	$62,501	$62,344,452	$(23,876,194)	$38,530,759
Sale of Common Stock, net of issuance costs	—	—	—	—		5,271,100	5,271	28,641,890	—	28,647,161
Issuance of Common stock for acquisition of MicaSense	—	—	—	—		540,541	541	2,999,459	—	3,000,000
Issuance of Common stock for acquisition of Measure						5,319,145	5,319	24,369,681	—	24,375,000
Stock issued in exchange for professional services	—	—	—	—		550,000	550	2,906,450	—	2,907,000
Exercise of options	—	—	—	—		130,557	131	34,314	—	34,445
Stock-based compensation expense	—	—	—	—		356,402	356	2,081,425	—	2,081,781
Net Loss	—	—	—	—	—	—	—	—	(4,678,172)	(4,678,172)
Balance at June 30, 2021	—	$—	—	$—	—	74,668,560	$74,669	$123,377,671	$(28,554,366)	$94,897,974

Balance at December 31, 2020	—	$—	—	$—	—	58,636,365	$58,636	$47,241,757	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	—	—	—	—		6,328,314	6,328	34,954,776	—	34,961,104
Sale of Common Stock from exercise of warrants	—	—	—	—		2,516,778	2,517	8,302,851	—	8,305,368
Issuance of Common stock for acquisition of MicaSense	—	—	—	—		540,541	541	2,999,459	—	3,000,000
Issuance of Common stock for acquisition of Measure						5,319,145	5,319	24,369,681	—	24,375,000
Stock issued in exchange for professional services	—	—	—	—		550,000	550	2,906,450	—	2,907,000
Exercise of options	—	—	—	—		406,015	407	75,418	—	75,825
Stock-based compensation expense	—	—	—	—		371,402	371	2,527,279	—	2,527,650
Net Loss	—	—	—	—	—	—	—	—	(7,608,702)	(7,608,702)
Balance at June 30, 2021	—	$—	—	$—	—	74,668,560	$74,669	$123,377,671	$(28,554,366)	$94,897,974

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2021 AND 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2020	3,312	$3	2,000	$2	—	$—	15,610,019	$15,610	$12,470,994	$(8,602,058)	$3,884,551
Conversion of Series C Preferred stock	(3,312)	(3)	—	—	—	—	13,247,984	13,248	(13,245)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(1,890)	(2)	—	—	3,500,000	3,500	200,502	—	204,000
Conversion of Series D warrants	—	—	—	—	—	—	2,947,739	2,948	(2,948)	—	—
Issuance of Series E Preferred Stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—	—
Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	6,807,400	6,807	12,889,935	—	12,896,742
Sale of Common stock from conversion of pre-paid warrants	—	—	—	—	—	—	3,260,377	3,260	7	—	3,267
Issuance of Common stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Exercise of options	—	—	—	—	—	—	33,758	34	(34)	—	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	84,752	—	84,922
Net loss	—	—	—	—	—	—	—	—	—	(1,255,368)	(1,255,368)
Balance at June 30, 2020	—	$—	110	$—	—	$—	48,979,277	$48,979	$33,637,610	$(17,671,855)	$16,014,734

Balance at December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Purchase of acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Conversion of Series C Preferred stock	(3,501)	(4)	—	—	—	—	13,597,984	13,634	(13,594)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(1,890)	(2)	—	—	3,500,000	3,500	160,057	—	163,555
Conversion of Series D warrants	—	—	—	—	—	—	2,947,739	2,948	(2,948)	—	—
Issuance of Series E Preferred Stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—	—
Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	6,807,400	6,807	12,889,935	—	12,896,742
Sale of Common stock from conversion of pre-paid warrants	—	—	—	—	—	—	3,260,377	3,260	7	—	3,267
Issuance of Common stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Exercise of options	—	—	—	—	—	—	33,758	34	(34)	—	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	139,387	—	139,557
Net loss	—	—	—	—	—	—	—	—	—	(1,658,641)	(1,658,641)
Balance at June 30, 2020	—	$—	110	$—	—	$—	48,979,277	$48,979	$33,637,610	$(17,671,855)	$16,014,734

See accompanying notes to these condensed interim consolidated financial statements

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,608,702)	$(1,658,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	3,712	—
Depreciation and amortization	454,876	84,358
Allowance for bad debts	47,262	—
Stock-based compensation	2,527,650	139,557
Stock issued in exchange for professional services	2,907,000	297,500
Paycheck protection program loan forgiveness	(108,532)	—

Changes in assets and liabilities:
Accounts receivable	(383,059)	65,833
Inventories	(206,031)	(241,876)
Prepaid expenses and other assets	(220,339)	(47,058)
Accounts payable	587,482	84,291
Accrued expenses and other liabilities	(1,649,198)	60,765
Contract liabilities	141,644	504,592
Net cash used in operating activities	(3,506,235)	(710,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(210,576)	(6,173)
Acquisition of MicaSense	(14,536,863)	—
Acquisition of Measure	(9,445,258)	—
Platform development costs	(369,060)	—
Net cash used in investing activities	(24,561,757)	(6,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	107,439
Issuance of Series E Preferred stock	—	1,010,000
Repurchase of Series E Preferred stock	—	(1,110,880)
Sales of Common stock, net of issuance cost	34,961,104	12,896,742
Sale of Common stock from exercise of warrants	8,305,368	3,267
Exercise of stock options	75,825	—
Net cash provided by financing activities	43,342,297	12,906,568

Net increase in cash	15,274,305	12,189,716
Cash at the beginning of the year	23,940,333	717,997
Cash at the end of the period	$39,214,638	$12,907,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B, C, D and E preferred stock into Common stock	$—	$6,441
Deemed dividends	$—	$7,884,207
Liability related to MicaSense Acquisition	$5,000,000	$—
Stock consideration for MicaSense Acquisition	$3,000,000	$—
Liability related to Measure Acquisition	$5,471,592	$—
Stock consideration for Measure Acquisition	$24,375,000	$—

 See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly owned subsidiaries, is actively engaged in designing, and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected, industry leader offering best-in-class, full stack drone solutions to a wide range of industries, including energy, construction, agriculture and government.  AgEagle is led by a proven management team with years of drone industry experience. Through participation on the U.S. Federal Aviation Administration’s (FAA) Drone Advisory Committee and the FAA’s BEYOND program, AgEagle is helping to establish entirely new rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

 In the first half of 2019, the Company introduced HempOverview™, a scalable, responsive and cost-effective Software-as-a-Service (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”), based in Seattle, Washington. MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multi-rotor drone manufacturers. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products, including Altum™, RedEdge-MX™, RedEdge-MX™ Blue and Atlas Flight, have global distribution in over 70 countries.

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”), a company founded in 2020 with business operations in Washington, D.C. and Austin, Texas. Serving a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (SaaS), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes.

We intend to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

The Company is headquartered in Wichita, Kansas with business operations and several offices located throughout the United States.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies

 Basis of Presentation and Consolidation – The condensed interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in the Company’s annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The results for the three and six months ended June 30, 2021, and 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly-owned subsidiaries AgEagle Aerial, Inc., AgEagle Sensors, Inc., MicaSense, Inc., and Measure Global, Inc., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed interim consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

Correction of Prior Period Information – During the review of the Company’s financial statements for the interim period June 30, 2021, the Company identified an error in the accounting and presentation of revenue and related expenses recorded for the MicaSense acquisition related to the three months ended March 31, 2021. This error resulted in the recording of $394,743 in additional revenue, $129,510 in additional cost of goods sold, and $232,252 in additional operating expenses, resulting in additional net income of $32,033. If reported correctly, the Company would have recorded $1,306,849 in revenue, $492,394 in cost of goods sold, $3,808,236 in operating expenses, and a net loss of ($2,962,563) for the three months ended March 31, 2021. To correct this error, the Company recorded the correction in the three month period ended June 30, 2021. Instead, the Company recorded revenue of $1,701,592, cost of goods sold of $621,904, operating expenses of $4,040,488, and a net loss of ($2,930,530) for the three months ended March 31, 2021. If reported correctly for the three months ended June 30, 2021, then the Company would have reported $2,332,107 in revenue, $1,088,739 in cost of goods sold, $6,030,872 in operating expenses, and a net loss of ($4,646,139). In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and concluded that although the adjustment to revenue was quantitatively material, the cumulative effects were quantitatively and qualitatively immaterial and would not have materially impacted a reasonable investor’s opinion of the Company. This is further supported by the fact that the impact would not have been significant in comparison to prior periods, as the financial results still supported the Company’s increased year-over-year growth in revenue as reported and discussed in both periods within the Management Discussion & Analysis. Therefore, as permitted by SAB 108 and treated under ASC 250 revisions, the Company corrected previously recorded results for the three and six months ended June 30, 2021, to account for the error in this current filing. As a result, the statement of operations for the six months ended June 30, 2021 reflects the corrected revenues, cost of goods sold, operating expenses and net loss.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets including goodwill and the valuation of deferred tax assets.

Impact of COVID-19 Pandemic– In December 2019, a novel coronavirus disease (“COVID-19”) was reported. On January 30, 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As of June 30, 2021, our locations and primary suppliers continue to operate. During the first half of 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate, and there continues to be global impacts resulting from the pandemic, including increases in costs in connection with logistics services and supply chains, port congestion, supplier delays and shortfalls in microchip supply. We continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the microchip shortage.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable and note payable. The fair value of the Company’s long-term debt is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value. As of June 30, 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

Concentrations – The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

As of June 30, 2021 and 2020, there was one significant vendor that the Company relied upon to perform certain services for the Company’s technology platforms. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Accounts receivable at June 30, 2021 and 2020 was $814,712 and $0, respectively.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that $47,262 on allowance was necessary as of June 30, 2021 and no allowance was necessary as of December 31, 2020.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

 Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. The Company’s sensor equipment is manufactured by a third-party organization. Cost components include direct materials and direct labor. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2021 and December 31, 2020, the Company recorded a provision for obsolescence of $10,000.

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

Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology, and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from two to ten years.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated primarily by three segments of the business; 1) the sale of sensors and cameras along with the related accessories- 2) contractual agreements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications and 3) Software-as-a-Service (“SAAS) subscription sales. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation are completed. The balance of contract liabilities as of June 30, 2021, was $504,180 and $2,302 as of December 31, 2020.

The Company’s FarmLens, Atlas and Ground Control platforms are offered on a subscription basis. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized as follows:

	Percent of total revenues for the three and six months ended June 30,
Customers	2021	2020
Customer A	—%	91.8%

No accounts receivable was due from Customer A as of June 30, 2020 and December 31, 2020, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

 The table below reflects our revenue for the quarters indicated by product mix.

	For the three months ended June 30,		For the six months ended June 30,
Type	2021	2020	2021	2020
Drone and Custom Manufacturing Sales	$59,893	$—	$59,893	$374,278
Sensors Sales	1,705,220	—	3,382,568	—
Software Subscription Sales	172,251	16,325	196,494	33,327
Total	$1,937,364	$16,325	$3,638,955	$407,605

Shipping Costs – Shipping costs recorded for the three months ended June 30, 2021 and 2020 were $15,694 and $5,723, respectively and $35,590, and $6,024 for the six months ended June 30, 2021 and 2020, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the accompanying condensed interim consolidated statements of operations.

Research and Development Expenses – Research and development costs are expensed as incurred and are included as part of the accompanying condensed interim consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recorded research and development costs of $907,000 and $1,335,605, respectively. For the three and six months ended June 30, 2020, no research and development costs were recorded during that period.

Loss Per Common Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”), equivalents (if dilutive) related to warrants, options and convertible instruments.

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of June 30, 2021, the Company had no warrants and 2,311,167 options to purchase Common Stock. As of June 30, 2020, the Company had 3,283,697 warrants, and 2,550,387 options to purchase Common Stock.

Leases – The Company accounts for its operating leases in accordance with FASB Accounting Standards Update 2016-02 – Leases (Topic 842). Lessees recognize a right-of-use asset and a lease liability for virtually all their leases. Additionally, the Company recognizes assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, ”Compensation – Stock Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award which is generally the vesting period, and the related amount is recognized in the accompanying consolidated statements of operations within general and administrative expenses. The Company recognizes forfeitures at the time they occur.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU became effective for the Company on March 1, 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

 Note 3 — Inventories

Inventories consist of the following at:

	June 30, 2021	December 31, 2020
Raw materials	$331,642	$88,091
Work-in process	615,133	50,447
Finished goods	94,202	7,109
Gross inventory	1,040,977	145,647
Less: inventory reserve	(10,000)	(10,000)
Total	$1,030,977	$135,647

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 4 – Notes Receivable

On October 14, 2020, the Company executed a Convertible Promissory Note pursuant to which the Company has made a loan to Valqari, LLC (“Valqari”), in the principal aggregate amount of $500,000 (the “Note”), which amount accrues interest at a rate of three percent per annum.

The loan matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that has accrued, but remains, unpaid was due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari may not prepay the Note prior to the Maturity Date. On April 15, 2021, the Note was extended for an additional six months as outlined per the agreement until October 15, 2021.

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

AgEagle demanded payment of the Note, including accrued interest; based on the initial maturity date of April 14, 2021; however, Valqari has alleged that the note’s maturity date was extended to October 14, 2021.  AgEagle disputes this extension; however, for practical reasons AgEagle intends to wait until October in order to pursue collection actions, if necessary.

On November 16, 2020, the Company (Payee) executed a promissory note in connection with a proposed acquisition (the “Proposed Acquisition”) by the Payee or its affiliate, for 100% of the capital stock of MicaSense Inc., (“MicaSense”). As of June 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $100,000 provided, however that such principal amount was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the Proposed Acquisition.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 5 — Property and Equipment

Property and equipment consist of the following at:

Type	Estimated Life	June 30, 2021	December 31, 2020
Leasehold improvements	3 Years	$22,265	$22,265
Equipment and vehicles	5 Years	126,667	100,532
Computer equipment	3-5 Years	290,788	23,369
Office furniture	5 Years	110,586	54,798
Drone equipment	3 Years	95,393	32,138
Production fixtures	5 Years	125,936	—
Total		771,635	233,102
Less accumulated depreciation		(367,540)	(110,513)
Total Property and equipment, net		$404,095	$122,589

Depreciation expense for the three months ended June 30, 2021 and 2020 was $34,321 and $3,947, respectively and $54,055  and $7,886 for the six months ended June 30, 2021 and 2020, respectively.

 Note 6 – Goodwill and Intangible Assets

Intangible assets are recorded at cost and consist of the assets acquired for the acquisition of the FarmLens platform completed in 2018, our HempOverview platform development costs, and the intangibles acquired as a result of the acquisitions of  MicaSense, Inc. and Measure Global, Inc. (see Note 7).

Goodwill and intangible assets were comprised of the following as of June 30, 2021 and December 31, 2020:

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Impairment		Balance at June 30, 2021
Intellectual property/technology	5-7 Years	$231,146	$2,664,448	$(163,724)		$—	$2,731,870
Customer relationships	3-10 Years	38,400	1,878,658	(103,094)		—	1,813,964
Tradenames and trademarks	5-10 Years	31,040	1,196,203	(46,022)		—	1,181,221
Non-compete agreement	2-4 Years	67,042	62,521	(27,927)		—	101,636
Platform development costs	3 Years	72,899	369,060	(60,054)		—	381,905
Total Intangible Assets		$440,527	$6,170,890	$(400,821)	$		$6,210,596
Goodwill		3,108,000	61,465,288	—		—	64,573,288
Total		$3,548,527	$67,636,178	$(400,821)		$—	$70,783,884

The weighted average remaining amortization period in years is 6.69 years. Amortization expense for the three months ended June 30, 2021, and 2020 was $288,065 and $38,236, respectively; and $400,821 and $76,472 for the six months ended June 30, 2021 and 2020, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

 Note 6 – Goodwill and Intangible Assets -Continued

Future amortization is as follows for fiscal years ending:

	2021	2022	2023	2024	2025 and Thereafter	Total
Intellectual property/technology	$233,658	$467,315	$438,422	$380,635	$1,211,840	$2,731,870
Customer relationships	150,460	300,921	296,121	180,819	885,643	1,813,964
Tradenames and trademarks	65,630	131,260	127,380	119,620	737,330	1,181,220
Non-compete agreement	35,743	58,077	7,816	—	—	101,636
Platform development costs	73,660	147,320	147,320	13,606	—	381,906
Total	$559,151	$1,104,893	$1,017,059	$694,680	$2,834,813	$6,210,596

Note 7 – Acquisition

On January 27, 2021, the Company entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense, Inc. (“MicaSense”) from the MicaSense Sellers. MicaSense is based in Washington and manufactures and sells its patented, high precision thermal and multispectral sensors, serving the aerial mapping and analytics needs of the agriculture market. In addition, MicaSense’s patented technologies are well positioned to address applications in advanced inspection in the energy, construction and government sectors, among other solutions. MicaSense’s high performance proprietary products, including Altum, RedEdge-MX, RedEdge-MX Blue and Atlas Flight, have global distribution in over 70 countries. The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt and subject to a customary working capital adjustment. A portion of the consideration is comprised of shares of common stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the MicaSense Sellers on April 27, 2021 (the “Shares”), in the amount of 540,541 restricted shares of Common Stock. The consideration is also subject to a $4,750,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023 in accordance with the terms of the MicaSense Purchase Agreement. As a result of this transaction, MicaSense is now a wholly-owned subsidiary of the Company.

The Company filed a Form S-3 Registration Statement (the “Registration Statement”) covering the resale of the Shares with the SEC on May 10, 2021. The Registration Statement was declared effective on June 1, 2021 (File Number: 333-255940). In addition, the Company shall use its best efforts to keep the Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by such Registration Statement have been disposed of. The MicaSense Sellers are required to reimburse the Company up to $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition – Continued

The MicaSense Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the MicaSense Sellers with respect to MicaSense’s business, operations and financial condition. The MicaSense Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the MicaSense Sellers, and the agreement of the MicaSense Sellers not to compete with certain aspects of the business of MicaSense following the closing of the transaction. The completion of the transactions contemplated by the MicaSense Purchase Agreement is subject to customary closing conditions, including, among others: (i) the absence of a material adverse effect on MicaSense, (ii) the delivery by the parties of certain ancillary documents, including the Registration Rights Agreement, and (iii) the execution by a key employee of MicaSense of an employment agreement. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties, and covenants in the MicaSense Purchase Agreement.

.

The fair value of the purchase consideration was allocated to the net tangible assets acquired and to the separately identifiable intangible assets. The excess of the aggregate fair value of the net tangible assets and identified intangible assets has been treated as goodwill in accordance with ASC 805.

The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed. Using the total consideration for the Acquisition, the Company has estimated the allocations to such assets and liabilities.

The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include (1) changes in fair values of tangible assets; (2) changes in allocations to intangible assets such as trade names, developed technology and customer relationships, as well as goodwill; and (3) other changes to assets and liabilities. As of June 30, 2021, the Company has recorded a change to Goodwill as a result of changes in the preliminary allocation used to determine revenue and costs attributed to the purchase price allocation.

The following table summarizes the allocation of the purchase price as of the acquisition date of January 27, 2021:

Calculation of Goodwill:
Net purchase price, including debt paid at close	$23,554,169

Plus: fair value of liabilities assumed:
Deferred revenue	40,812
Fair value of liabilities assumed	$40,812

Less: fair value of assets acquired:
Cash & short-term investments	885,272
Other tangible assets	542,978
Identifiable intangibles	3,133,141

Fair value of assets acquired	$4,561,391

Net nonoperating assets	25,000
Adjustment for seller transaction expenses related to purchase price allocation	32,032
Goodwill	$18,976,558

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition – Continued

On April 19, 2021, the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet, in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure Global Inc., a Delaware corporation (“Measure”) from the Measure Sellers. Measure is an aerial intelligence company that builds software to automate drone operations workflows. The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses and subject to a customary working capital adjustment. The purchase price is comprised of $15,000,000 in cash, and shares of common stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common Stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Measure Sellers (the “Shares”). The Company issued 5,319,145 shares, in the aggregate, to the Measure Sellers and will pay $5,000,000 of the cash portion of the purchase price 90 days after the closing date of the transaction. As a result of this transaction, Measure is now a wholly-owned subsidiary of the Company.

The consideration is also subject to a $5,625,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released on the date that is 18 months from the closing date, less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Measure Purchase Agreement.

The Measure Purchase Agreement contains certain customary representations, warranties and covenants, including representations and warranties by the Measure Sellers with respect to Measure’s business, operations and financial condition. The Measure Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Measure Sellers, and the agreement of the Measure Sellers not to compete with certain aspects of the business of Measure following the closing of the transaction. The completion of the transactions contemplated by the Purchase Agreement is subject to: (i) the absence of a material adverse effect on Measure, (ii) the delivery by the parties of certain ancillary documents, and (iii) the execution by key employees of Measure of employment offer letters. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties and covenants in the Purchase Agreement.

The Shares issuable to the Measure Sellers pursuant to the Measure Purchase Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to a limited number of persons who are “accredited investors” or “sophisticated persons” as those terms are defined in Rule 501 of Regulation D promulgated by the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the Shares have been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition – Continued

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

The following table summarizes the allocation of the preliminary purchase price as of the acquisition date of April 19, 2021:

Calculation of Goodwill:
Net purchase price, including debt paid at close	$45,403,394

Plus: fair value of liabilities assumed:
Deferred revenue	319,422
Fair value of liabilities assumed	$319,422

Less: fair value of assets acquired:
Cash	486,544
Other tangible assets	39,078
Identifiable intangibles	2,668,689

Fair value of assets acquired	$3,194,311

Net nonoperating assets	39,775
Goodwill	$42,488,730

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

The unforgiveable portion of the PPP loan was payable over two years and could be extended to five years if agreed upon by both parties and bears interest at a rate of 1%, with a deferral of payments for the first six months. The Company intended to use the proceeds for purposes consistent with the PPP. On May 16, 2021, the outstanding principal and interest accrued on the PPP Term Note were fully forgiven. The Company recognized $108,532 in gain on the forgiveness of the PPP Term Note including interest accrued, which was recorded in other (expense) income on the condensed interim consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity

Capital Stock Issuances

On January 2021, the Company issued 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered on December 31, 2020, the gross proceeds associated to this exercise were $6,313,943.

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

Securities Purchase Agreement Dated December 31, 2020

On December 31, 2020, the Company and an Investor entered into the December Purchase Agreement pursuant to which the Company agreed to sell to the Investor in a registered direct offering pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,057,214 shares of Common Stock, par value $0.001 Common Stock, for gross proceeds of approximately $6.35 million (which includes subsequent payment of the exercise price of the December Pre-Funded Warrants in the amount of $1,057). The shares of Common Stock underlying the December Pre-Funded Warrants are referred to as the “December Warrant Shares.”

The purchase price for each December Pre-Funded Warrant was $6.029, the exercise price for each December Pre-Funded Warrant was $0.001. Net proceeds from the sale were used for working capital. The December Pre-Funded Warrants and the December Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020.

Pursuant to the terms of the December Purchase Agreement, the Company agreed to certain restrictions on future stock offerings, including that during the 45-trading day period following the closing, the Company did not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain limited exceptions. The Investor had a right from the date of the December Purchase Agreement until April 30, 2021 to participate in a subsequent financing by the Company or any of its Subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), in an amount equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The exercise price of the December Prefunded Warrants and the number of December Warrant Shares issuable upon the exercise thereof were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the December Prefunded Warrants. The December Pre-Funded Warrants allowed for cashless exercise at any time. The December Pre-Funded Warrants contained a beneficial ownership limitation such that none of the December Pre-Funded Warrants could be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such December Pre-Funded Warrants.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

Filing of Registration Statement and Sales Agreement

Pursuant to the terms of the Registration Rights Agreement executed on February 5, 2021, the Company filed an initial registration statement for up to $200,000,000 of securities which may be issued by the registrant from time to time in indeterminate amounts and at indeterminate times.

On May 25, 2021, the Company entered into an at-the-market Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents (the “Agents”), in connection with the offer and sale from time to time of shares of the Company’s common stock, having an aggregate offering price of up to $100,000,000 (the “ATM Shares”), through an at-the-market equity offering program (the “ATM Offering”).

The ATM Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252801), which was filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2021 and declared effective on May 6, 2021. A prospectus supplement relating to the ATM Offering was filed with the SEC on May 25, 2021.

Subject to the terms and conditions of the Sales Agreement, the Sales Agents will use reasonable efforts, consistent with its normal trading and sales practices and applicable law and regulations to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose.

Under the Sales Agreement, the Sales Agents may sell ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder, including, without limitation, sales made by means of ordinary brokers’ transactions, directly on or through NYSE American LLC, on or through any other national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system, or any other market venue, in the over-the-counter market, in privately negotiated transactions, to or through a market maker or a combination of any such methods. The Company agreed to pay the Sales Agents a commission equal to 3% of the gross proceeds from the sales of ATM Shares pursuant to the Sales Agreement.

The Sales Agreement contains customary representations and warranties and also contains customary indemnification obligations of the Company and the Sales Agents, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The provisions of the Sales Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreement and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and agreements. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

During the period from May 29, 2021, through June 30, 2021, the Company sold 5,271,100 shares of Common Stock, par value $0.001, at a stock price between $5.02 and $6.30 per shares, for proceeds of $28,647,161, net of costs.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

Issuances of Restricted Stock Units (RSUs)

On May 18, 2020, the Company issued in connection with the commencement of employment of its Chief Executive Officer, 100,000 shares of restricted stock units under the Company’s 2017 Omnibus Equity Incentive Plan (the “ Plan”), which will fully vest after one year of continued employment. The Company determined the fair-market value of the restricted stock units to be $134,000. In connection with the issuance of these restricted stock units, the Company recognized $50,516 in stock compensation expense for the six months ended June 30, 2021 which is included in general and administrative expenses on the condensed interim consolidated statements of operations. There was no remaining unrecognized stock compensation expense as of June 30, 2021.

On March 5, 2021, the Company issued its Chief Financial Officer 10,000 restricted shares of Common Stock and 5,000 restricted shares of Common Stock to another employee of the Company. The Company recognized a total of $87,600 of expense at a fair value of $5.84 per share within stock compensation expense related to these issuances for the six months ended June 30, 2021, which is included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the board of directors of the Company (the “Board”), upon recommendation of the Compensation Committee, approved an award under the Company’s Plan of 100,000 RSUs to the Company’s former Chief Executive Officer, and 125,000 RSUs to the Company’s Chief Financial Officer and EVP of Operations, in accordance therewith with their amended respective employment letters. The Company determined the fair market value of the restricted stock units to be $1,215,000 based on the market price of the Company’s common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. For the three and six months ended June 30, 2021, the Company recorded $179,271 in stock expense related to these awards which is included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the Board approved, in connection with the acquisition of Measure, an award of 125,000 RSUs under the Company’s Plan to Brandon Torres-Declet upon his appointment as senior management of the Company. The Company determined the fair market value of the restricted stock units to be $675,000 based on the market price of the Company’s common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. For the three and six months ended June 30, 2021, the Company recorded $134,273 in stock expense related to these awards which is included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the Board approved, in connection with the acquisition of Measure, an award of 10,000 RSUs under the Company’s Plan to Jesse Stepler upon his appointment of as senior management of Measure Global, Inc. The Company determined the fair market value of the restricted stock units to be $54,000 based on the market price of the Company’s common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. For the three and six months ended June 30, 2021, the Company recorded $10,738 in stock expense related to these awards which is included in general and administrative expenses on the consolidated statements of operations.

During the month of May 2021, pursuant to a review of the compensation of the senior management managements’ performance in 2020, the Board granted 229,750 RSUs to certain senior managers of the Company. These awards were valued at approximately $1,196,565 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested immediately.  For the three and six months ended June 30, 2021, the Company recorded $1,196,565 in stock-based expense related to these awards which is included in general and administrative expenses on the consolidated statements of operations.
23

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

On May 24, 2021, the Company issued to the former Chief Executive Officer, 26,652 RSUs as part of the separation agreement. These awards were valued at approximately $125,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested immediately. For the three and six months ended June 30, 2021, the Company recorded $125,000 in stock expense related to these awards which is included in general and administrative expenses on the consolidated statements of operations.

The following table outlines the restricted stock unit activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2020	100,000	$1.34
Granted	631,402	$5.31
Canceled	(91,667)	$5.40
Released during period	(100,000)	$1.34
Vested	(323,067)	$5.23
Non-vested, June 30, 2021	216,668	$5.40

As of June 30, 2021, the Company had approximately $1,124,716 of total unrecognized compensation cost related to stock options which will be amortized over approximately ten months.

Issuance of common stock for acquisitions

On April 19, 2021, the Company issued 5,319,145 shares of Common Stock in connection with the Measure Purchase Agreement based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of these shares of Common Stock at the fair market value of $24,375,000.

On April 27, 2021, the Company issued 540,541 shares of Common Stock in connection with the MicaSense Purchase Agreement based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of these shares of Common Stock at the fair market value of $3,000,000.

Options

On March 26, 2018, the 2017 Omnibus Equity Incentive Plan (the “Plan”) became effective. Under the Plan, the Company can grant equity-based and other incentive awards to officers, employees, and directors of, and consultants and advisers to, the Company. The purpose of the Plan is to help the Company attract, motivate, and retain such persons and thereby enhance shareholder value. The Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

On June 16, 2021, the Company held its 2021 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Plan from 4,000,000 to 10,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Plan in any single calendar year shall be $500,000.

During the six months ended June 30, 2021, the Company issued options to purchase 659,500 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $5.03 to $10.11 per share expiring on dates between January 3, 2025 and June 29, 2026. The Company determined the fair-market value of these unvested options to be $2,474,944. In connection with the issuance of these options to employees and directors, the Company recognized $224,305 and $326,495 in stock compensation expense for the three and six months ended June 30, 2021, respectively.

The Company previously issued options to purchase 3,469,540 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.06 to $3.18 per share expiring on dates between June 30, 2023 and June 29, 2029. In connection with the issuance of these options to employees and directors, the Company recognized $417,191 and $93,344 in stock compensation expense for the three and six months ended June 30, 2021 and 2020, respectively.

The fair value of options granted during the six months ended June 30, 2021 and 2020 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant assumptions relating to the valuation of the Company’s stock options granted during the six months ended June 30, 2021 were as follows:

	March 31, 2021	June 30, 2021
Dividend yield	0.00%	0.00%
Expected life	3.02 Years	3.01 Years
Expected volatility	85.41%	84.16%
Risk-free interest rate	0.36%	0.32%
Exercise price	$0.06 - $0.56	$0.06 - $2.28

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

A summary of the options activity for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,255,267	$1.46	5.31 years	$10,247,548
Granted	659,500	6.99	4.74 years	2,400
Exercised	(406,015)	0.21	—	2,090,198
Expired/Forfeited	(197,585)	5.53	—	81,485
Outstanding at June 30, 2021	2,311,167	$2.92	4.59 years	$6,526,820
Exercisable at period end	1,187,099	$1.41	4.46 years	$4,820,479

For options granted during the six months ended June 30, 2021, the fair value of the Company’s Common Stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $2,697,970 through June 30, 2023.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2021 (for outstanding options), less the applicable exercise price.

Note 10 – Warrants to Purchase Common Stock

Warrant Conversions

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

A summary of activity related to warrants for the six months ended June 30, 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2021	2,516,778	$3.30	0.83
Issued	—	—	—
Exercised	(2,516,778)	3.30	—
Outstanding at June 30, 2021	—	$—	—

A summary of activity related to warrants for the six months ended June 30, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Outstanding at June 30, 2020	4,531,924	$0.72	3.80
Exercisable at June 30, 2020	4,531,924	$0.72	3.80

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies

Operating Leases

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates. The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms. The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by options to extend the leases that the Company is reasonably certain to exercise.

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

The Company has various operating leases, one of which is located at 8863 E. 34th Street North, Wichita, Kansas 67226, which serves as our corporate headquarters. The commencement date of the lease was November 1, 2020 and will expire on October 31, 2023, unless sooner terminated or extended. The second lease is for office space in Seattle, Washington under a noncancelable operating lease that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. Both leases are operating leases and included in the right-of-use asset, current portion of lease liability and long-term lease liability captions on the Company’s consolidated balance sheet.

As a result of the Measure acquisition the Company acquired leases for office space in Washington, D.C., under a monthly operating lease expiring in September 2021 for Austin, Texas also under a monthly operating lease expiring December 2021 that are both less twelve months currently. The remaining lease payments due for these offices are $46,115.

The aggregate estimated rent payments due over the initial three-to-six-year term is $1,374,097. Operating lease assets are recorded net of accumulated amortization of $1,078,676 as of June 30, 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease terms. The aggregate estimated rent payments due over the option term would be $314,640. Lease expense payment was $217,428 and $15,300 for the six months ended June 30, 2021 and 2020, respectively, which is included in general and administrative expenses on the condensed interim consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies - Continued

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2021:

Year Ending December 31,	Amount
2021	$120,173
2022	257,133
2023	262,886
2024	200,500
2025	219,125
2026	18,859
Total	$1,078,676

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

The Company has settled with the Consultant. The Consultant made a demand for an additional 750,000 shares of common stock to be issued. Although the Company disputed that the milestones were successfully achieved by the Consultant and believed that no additional shares of Common Stock were owed, the Company has offered and the Consultant has accepted, in the form of a settlement, a total of 550,000 additional shares of Common Stock issued on May 17, 2021. On March 31, 2021, the Company recorded additional stock compensation expense within general & administrative expenses in the amount of $1,407,000 based upon the fair market value of $4.69 per share of the Company’s Common Stock as of May 12, 2021, resulting in a liability amount of $2,907,000 for purposes of payment of the settlement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies - Continued

Valqari Agreement

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement to produce a patented Drone Delivery Station for Valqari, the Company entered into a Convertible Promissory Note (see Note 4).

Also on October 14, 2020, AgEagle entered into a manufacturing agreement with Valqari for the manufacture and assembly of Valqari’s patented Drone Delivery Station, in accordance with the specifications provided by, and the components designated by Valqari, for sale and delivery to its customers. AgEagle was appointed as Valqari’s exclusive manufacturer of its products in the United States of America for a term of two-years, unless terminated earlier. Valqari, based in Chicago, Illinois, is engaged in the development, manufacture and sale of a patented Drone Delivery Station, including related software.

In June 2021, AgEagle gave notice of termination of the manufacturing agreement for cause based on material defects in the specifications and other information provided by Valqari, and without cause as otherwise permitted in the agreement.  Valqari disputes the allegations of breach, but AgEagle believe that Valqari has in effect consented to termination of the agreement, with both parties reserving their rights to claim damages based on alleged past breaches.  AgEagle has claimed that Valqari owes $43,945 for two outstanding invoices from AgEagle for units built and delivered, as well as additional amounts for two units as to which Valqari has refused to take delivery.

AgEagle has also demanded payment of the note, including accrued interest; based on the initial maturity date of April 14, 2021; however, Valqari has alleged that the note’s maturity date was extended to October 14, 2021.  AgEagle disputes this extension; however, for practical reasons AgEagle intends to wait until October in order to pursue collection actions, if necessary.

Appointment of Chief Operating Officer

On April 19, 2021, in connection with the acquisition of Measure, the Board of Directors of the Company (the “Board”) approved the appointment of Brandon Torres Declet as the Company’s Chief Operating Officer. Mr. Declet also served as the President of Measure, the Company’s wholly-owned subsidiary. Prior to joining the Company, Mr. Declet, age 45, co-founded Measure and served as its President since 2014.

In his position as Chief Operating Officer, Mr. Declet received a base salary of $225,000 per year, subject to increase at the discretion of the Board. Mr. Declet will be eligible for an annual cash bonus of up to 20% of his then-current base salary, as determined by the Board in its good faith discretion, based on the achievement of a combination of personal and Company objectives. Mr. Declet was also eligible to participate in any benefit plans offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. Mr. Declet was awarded a one-time grant of 125,000 Restricted Stock Units (RSUs) that will vest on a pro rata basis over one year commencing on the date of closing of the acquisition of Measure. Such grant of 125,000 RSUs shall be subject to the terms of an RSU grant agreement. Additionally, Mr. Declet will be granted, on a quarterly basis, non-qualified options to acquire 25,000 shares of Company Common Stock. Such options will be subject to the terms of the Company’s 2017 Omnibus Equity Incentive Plan (the “Plan”), and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant.

Mr. Declet is subject to the terms of a confidentiality and proprietary rights agreement. In the event that Mr. Declet is terminated by the Company other than for cause or for good reason (as such terms are defined in Mr. Declet’s employment offer letter), he is entitled to base salary continuation for six months, reimbursement of COBRA health insurance premiums for a period of 6 months, and a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment. Furthermore, in the event the Board determines in its discretion that Mr. Declet must relocate from his principal place of performance of his duties, the Company shall pay and/or reimburse him for expenses, up to $100,000, in connection with such relocation.

Appointment of Director

Effective on April 19, 2021, the closing date of Measure acquisition, Mr. Declet was appointed to serve as a non-independent member of the Board until his successor is elected and qualified or until his earlier death or resignation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies - Continued

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

In addition, Mr. Drozd and Ms. Fernandez-McGovern were provided with severance benefits in the event of termination without cause or for good reason, as defined in the amended employment offer letters. The severance benefits consist of (i) 6 months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) reimbursement of COBRA health insurance premiums at the same rate as if the executive officer were an active employee of the Company (conditioned on the executive officer having elected COBRA continuation coverage) for a period of 6 months or, if earlier, until the executive officer is eligible for group health insurance benefits from another employer; and (iii) a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment, pursuant to the terms of, and effective on the effective date of, the Separation Agreement. The severance benefits are conditioned upon each persons (i) continued compliance in all material respects with their respective continuing obligations to the Company, including, without limitation, the terms of the amended employment offer letter and of the confidentiality agreement that survive termination of employment with the Company, and (ii) signing (without revoking if such right is provided under applicable law) a separation agreement and general release in a form provided to the executive officer by the Company on or about the date of termination of employment. Furthermore, in the event the Board determines in its discretion that the executive officers must relocate their principal place of performance of their duties, the Company shall pay and/or reimburse them for expenses, up to $100,000, in connection with such relocation.

On June 11, 2021, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an increase in Mr. Torres Declet’s annual base salary from $225,000 to $235,000, effective as of May 24, 2021, to be commensurate with his new position as Chief Executive Officer.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies Continued

Departure-Appointment of Certain Officers and Changes in Compensatory Arrangements

On May 24, 2021, the Company and J. Michael Drozd mutually agreed to Mr. Drozd’s resignation as Chief Executive Officer of the Company, effective on May 24, 2021 (the “Termination Date”). Mr. Drozd resigned to pursue new career opportunities.

In connection with Mr. Drozd’s departure, the Company and Mr. Drozd entered into a Separation Agreement and General Release, dated June 11, 2021 (the “Separation Agreement”), pursuant to which, among other things, the Company has agreed to pay Mr. Drozd (i) regular base salary at the annual rate of $235,000 through the Termination Date; (ii) an annual performance bonus consisting of $37,130 in cash and 118,500 shares of the Company’s common stock, (iii) severance pay equal to six (6) months of his base salary as of the Termination Date; and (iv) cash payment equal to three (3) days of accrued and unused vacation days.

Pursuant to the Separation Agreement, Mr. Drozd was also granted 26,652 fully-vested restricted shares of the Company’s common stock valued at approximately $125,000 on the Termination Date. In addition, Mr. Drozd’s outstanding equity awards from the Company continue to be governed by the terms of the applicable award agreements, except that 8,333 of the 100,000 RSUs granted to him in accordance with his employment agreement with the Company became vested as of the effective date of the Separation Agreement.

Mr. Drozd’s receipt of any of the payments or benefits set forth in the Separation Agreement was conditioned upon the execution and non-revocation of a general release of claims, and was made in lieu of any payments, severance or other benefits described in his employment agreement. Under the Separation Agreement, Mr. Drozd confirmed the continued effectiveness of the restrictive covenants applicable to him under his existing confidentiality and proprietary rights agreement with the Company and his continuing noncompetition and non-solicitation obligations to the Company.

Mr. Brandon Torres Declet, the Company’s current Chief Operating Officer, was appointed to serve as the new Chief Executive Officer of the Company. Mr. Torres Declet will not continue to serve as Chief Operating Officer.

On June 14, 2021, the Company’s Board, upon recommendation of the Compensation Committee, also approved the adoption of its 2021 Executive Bonus Plan pursuant to which, if all performance milestones related to the Company’s operational, financial and strategic targets are met, the following bonuses shall be paid:

(i) Mr. Torres Declet, as the Company’s Chief Executive Officer, can receive up to a maximum of an additional $47,000 (i.e., 20% of the annual base salary) in cash bonus and 300,000  RSUs;

(ii) Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, can receive up to a maximum of an additional $44,000 (i.e., 20% of the annual base salary) in cash bonus and 275,000 RSUs; and

(iii) the Company’s Chief Operating Officer, at such time as the position has been filled, can receive up to a maximum of an additional $45,000 (i.e., 20% of the annual base salary) in cash bonus and 285,000 RSUs.

On June 14, 2021, the Company’s Board also approved the promotion of Mr. Jesse Stepler, SVP of Product and Strategy of Measure Global, Inc., the Company’s wholly-owned subsidiary (“Measure”) to become President of Measure, effective June 17, 2021.

Purchase Commitment

The Company routinely places orders for manufacturing services and material. At June 30, 2021, the Company had purchase commitments that approximate $2,000,000. These commitments are expected to be realized during the 2021 and 2022 fiscal years.

Note 12 – Related Party Transactions

The following reflects the related party transactions during the three months ended June 30, 2021 and 2020.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the six months ended June 30, 2021 and 2020, Premier Financial Filings provided services to the Company resulting in fees of $17,907 and $11,949, respectively.

One of four directors, Thomas Gardner, is one of the principals of NeuEon, Inc, which provide fractional Chief Technology Officer services to the Company. For the six months ended June 30, 2021 and 2020, the Company recorded $82,500 and $61,000, respectively, of expenses which is included in general and administrative expenses.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Note 13 – Subsequent Events

The Company signed a new operating lease agreement for its office space in Washington, D.C. and Austin, Texas in July 2021. The commitment term is for fifteen months and will begin on October 1, 2021. Monthly rent expense will be approximately $13,654.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of the Form 10-K as filed on March 31, 2021. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of the Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

AgEagle™ Aerial Systems Inc. (“AgEagle,” “the Company,” “us,” “we,” “our”) through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors, and software that solve important problems for our customers.  Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry.  Today, our Company is earning distinction as a globally respected, industry leader offering best-in-class, full stack drone solutions to a wide range of industries, including energy, construction, agriculture and government.  AgEagle is led by a proven management team with years of drone industry experience.   Through participation on the U.S. Federal Aviation Administration’s (FAA) Drone Advisory Committee and the FAA’s BEYOND program, AgEagle is helping to establish entirely new rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

 In the first half of 2019, the Company introduced HempOverview™, a scalable, responsive and cost-effective Software-as-a-Service (“SaaS”) web- and map-based technology platform to support the operations of domestic industrial hemp programs for state and tribal nation departments of agriculture – a solution that provides users with what the Company believes is the gold standard for regulatory oversight, operational assistance and reporting capabilities for the fast emerging industrial hemp industry.

  In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”), based in Seattle, Washington. MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multirotor drone manufacturers. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products, including Altum™, RedEdge-MX™, RedEdge-MX™ Blue and Atlas Flight, have global distribution in over 70 countries.

  In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”), a company founded in 2020 with business operations in Washington, D.C. and Austin, Texas.  Serving a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (SaaS), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes.

  We intend to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market.  In addition, we expect to accelerate our growth and expansion through strategic acquisitions of companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

  The Company is headquartered in Wichita, Kansas with business operations and several offices located throughout the United States.

Key Growth Strategies

Our near- and mid-term growth strategies are centered on designing high performance, full stack drone solutions for customers in a broad range of industries, including energy, construction,agriculture and government. We aim to define a new world in which autonomous drones play a key role in making businesses more efficient, infrastructure safer and people more connected.

Key components of our growth strategy include the following:

●	Delivering new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to exceed the expectations of our customers. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative drones, sensors and software that address applications and needs within our current target verticals, enabling us to create new opportunities for growth.

●	Pursuing new business opportunities outside of our legacy focus on agriculture as we continue to expand and grow AgEagle’s full stack solutions. We intend to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. We are confident that the efficiencies and value which we have endeavored to provide our customers in the agriculture industry can be expanded to an increasing number of customers in the energy, construction and government verticals.

●	Achieving greater market penetration of the U.S. industrial hemp industry. We are working to establish HempOverview software platform as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is leveraging best-in-class technology to provide a solution for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors. At this time, AgEagle believes that it is the only company in the nation with extensive experience in agriculture that is effectively addressing the emerging needs and challenges of the domestic hemp cultivation industry.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative drone systems and solutions that address specialized market needs within our current target markets and in emerging drone industry sectors.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience. We believe our eleven years of experience in commercial drone design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development serve to differentiate AgEagle in the marketplace. As of today, we develop and manufacture our products and software in the United States. Also, through our acquisitions of MicaSense and Measure, we have added people to the AgEagle team with dozens of years of experience operating in the global drone industry with unique insights into regulations and how to operationalize drones and scale their use for enterprise customers.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce. To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	AgEagle is a respected industry pioneer helping to establish entirely new standards of rule for the future of autonomous flight. Through our active advocacy efforts and direct involvement with government- and industry-sponsored agencies and organizations, AgEagle’s leadership team remains at the forefront of shaping the rulemaking guidelines and regulations that will make autonomous flight of unmanned aerial systems safe, reliable and accessible to more businesses worldwide.

●	Through our wholly owned subsidiary MicaSense, AgEagle offers branded multispectral and thermal sensor solutions that provides users with unparalleled operational efficiency, collecting and outputting multiple data sets which provide actionable intelligence to its customers. From farmers to scientists to researchers, MicaSense sensors are relied upon for computer-aided analysis of data to detect crop disease, crop stress, field moisture conditions, weed populations and other factors.

●	Through our wholly owned subsidiary Measure Global and its proprietary Ground Control aerial intelligence solution, AgEagle provides customers with the ability to capitalize on significant economic, safety and efficiency benefits made possible by drones used at scale. With end-to-end program management, user-friendly flight control, and in-platform data analysis, Ground Control helps our customers save thousands of hazardous man-hours and create millions of dollars in operational benefits.

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

Results of Operations

For the Three and Six Months Ended June 30, 2021 as Compared to the Three and Six Months Ended June 30, 2020

For the three months ended June 30, 2021, we recorded revenues of $1,937,364 compared to revenues of $16,325 for the same period in 2020, a 11,767% increase. The increase was mainly due to new revenues derived from the acquisition of MicaSense business related specifically to sensor sales for the Red Edge and Altum. Revenue growth was also positively impacted by increased sales of our HempOverview platform to the State of Iowa and Florida. Lastly the increase in revenue was also impacted by the Measure acquisition, which accounted for subscription sales related to the Ground Control platform. For the six months ended June 30, 2021, we recorded revenues of $3,638,955 compared to revenues of $407,605 for the same period in 2020, an 793% increase. The increase was largely due to new revenues derived from the acquisition of MicaSense specifically to sensor sales along with the acquisition of the Measure business.and continued growth from our HempOverview platform sales.

During the three months ended June 30, 2021, cost of sales totaled $959,229, a $944,199, or 6,282%, increase when compared to $15,030 in the three months ended June 30, 2020. Costs of sales totaled $1,658,097 and $188,633, for the six months ended June 30,2021 and 2020, respectively, reflecting an increase in our cost of goods sold of 779%. We had a gross profit of $978,135, or 50% gross profit margin, during the three months ended June 30, 2021, compared to $1,295, or 8% gross profit margin, for the three months ended June 30, 2020. For the six months ended June 30, 2021, and 2020, we had a gross profit of $1,980,858 or 54% and $218,972 or 54%, respectively, an increase in our profit margins of 805%. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to increase in our sales volume along with continued shift in mix of products we offer customers in the new markets we serve that have resulted in higher margin for our sales specifically for our sensor sales related to MicaSense acquisition and SaaS offerings.

We recorded total operating expenses of $5,798,620 during the three months ended June 30, 2021, a 361% increase as compared to operating expenses of $1,256,663 in the same period of 2020. Our operating expenses are comprised of general and administrative expenses, professional fees, research and development and sales and marketing expenses. General and administrative expenses totaled $4,062,800 during the three months ended June 30, 2021, compared to $721,705 in the same period of 2020, an increase of 463%. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires and existing employees for the MicaSense and Measure acquisitions, and stock compensation expenses related to employees and directors, expenses related to annual shareholders meeting, rent cost associated to the new leases for Wichita, Seattle, Washington D.C. and Austin offices, and additional amortization expense associated to the intangibles acquired as part of the recent acquisitions and platform development costs. Professional fees decreased 50% as we had $268,987 of expenses for the current period versus $532,406 in the comparable prior period mainly because of the termination of GreenBlock consulting agreement. Also included in operating expenses was sales and marketing costs that increased 21,837% to $559,833 versus $2,522 in the prior year’s comparable period due to the addition of the MicaSense and Measure sales and marketing teams and the hiring of a new Director of Marketing. Lastly, we recorded research and development expenses totaled $907,000 during the three months ended June 30, 2021, no expenses were recorded for the same period during 2020, the increase was due to the MicaSense and Measure acquisitions costs incurred for the development of new sensor products and software maintenance costs.

We recorded total operating expenses of $9,762,146 and $1,877,613, respectively, for the six months ended June 30, 2021, and 2020, a 420% increase. Our operating expenses are comprised of general and administrative costs, professional fees, research and development and sales and marketing expenses. For the six months ended June 30, 2021 and 2020, we recorded $5,681,928 and $1,161,066 in general and administrative expenses, respectively, resulting in a 389% increase. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires and existing employees for the MicaSense and Measure acquisitions, and stock compensation expenses related to employees and directors, expenses related to annual shareholders meeting, rent cost associated to the new leases for Wichita, Seattle, Washington D.C. and Austin offices, additional amortization expense associated to the intangibles acquired as part of the recent acquisitions and platform development costs and added costs associated to financial audits, tax and valuation services. Professional fees also increased 178% as we had $1,953,186 of expenses for the current period versus $703,904 in the comparable prior period mainly due to stock-based compensation associated with the termination of the GreenBlock Capital agreement. Also included in our operating expenses was sales and marketing costs that increased 6,160% to $791,427 versus $12,643 in the prior comparable period due to addition of the MicaSense and Measure sales and marketing teams and the hiring of a new Director of Marketing. Lastly, we recorded research and development expenses totaled $1,335,605 during the six months ended June 30, 2021, no expenses were recorded for the same period during 2020, the increase was due to the MicaSense and Measure acquisitions costs incurred for the development of new sensor products and software products.

Other income (expense) for the three and six months ended June 30, 2021, was $31,329 and $58,751, respectively there was no other income(expense) recorded for the comparable periods during 2020. The majority of the increase represented the forgiveness of the PPP loan for AgEagle offset by loss on disposal of fixed assets.

Our net loss was $4,678,172 for the three months ended June 30, 2021. This represents a $3,422,804 increase over our net loss of $1,255,368 in the same period during 2020. For the six months ended June 30, 2021 and 2020, we had a net loss of $7,608,702 and $1,658,641 respectively, an increase of $5,950,061 or 359%. Overall, the increase in net loss is due to greater operating costs mostly within general and administrative costs along with added professional and research and development costs because of the shift in our sales and long-term growth strategies that required increased resources and investments to support our growth and acquisition strategies. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in the full stack drone solutions market.

For the three months ended June 30, 2021, and 2020, our net loss available to common stockholders was $4,678,172 and $10,326,250, respectively, a decrease of $5,648,078. For the six months ended June 30, 2021 and 2020, our net loss available to common stockholders was $7,608,702 and $10,769,968, respectively, a decrease of $3,161,266. The net loss available to common stockholders decrease during this period compared to the prior period was due to Series D Preferred Stock dividends recorded during the period of June 2020, non-cash charges stemming from required deemed dividend accounting for modifications to certain preferred stock, redemption of preferred stock and the trigger of down round provisions on certain preferred stock and warrants.

Cash Flows

June 30, 2021 As Compared to June 30, 2020

Cash on hand was $39,214,638 on June 30, 2021, an increase of $26,306,925 compared to the $12,907,713 on hand at June 30, 2020. Cash used in operations for the six months ended June 30,2021 was $3,506,235 compared to $710,679 of cash used by operations for the same period during 2020. The increase in cash used in operating activities was driven mainly driven by an increase in operating loss due to greater overhead expenses along with an increase in accrued expenses related to issuance of common stock and accrued liabilities for the MicaSense and Measure acquisitions.

Cash used in investing activities during the six months ended June 30, 2021 was $24,561,757, compared to $6,173 during the same period during 2020. The increase in cash used in our investing activities resulted from the acquisitions of MicaSense and Measure, purchase of property and equipment and building improvements related to the new leased warehouse and corporate offices in Wichita, along with recording capitalized costs associated with the development of the HempOverview platform.

Cash provided by financing activities during the six months ended June 30, 2021 was $43,342,297, which compared to $12,906,568 cash used in financing activities during the same period of 2020. The increase in cash provided by our financing activities was due to sales of our Common Stock and the exercise of warrants issued in connection with a securities purchase agreement executed in August 2020.

Liquidity and Capital Resources

 As of June 30, 2021, we had working capital of $34,068,995 and a loss from operations of $7,608,702 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next year of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

During 2021, we raised capital of $6,313,943 as a result of the sale of 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered on December 31, 2020. Also on February 8, 2021, we received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

During the period from May 29, 2021, through June 30, 2021, we raised approximately $28,647,161 by utilizing our ATM Offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

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

Off-Balance Sheet Arrangements

On June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as of June 30, 2021.

Our internal control over financial reporting did not result in the accurate recording of revenues, costs of goods sold and other operating expenses for the period ended March 31, 2021. Therefore internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s management is in the process of the remediation and improvement of our internal control over financial reporting.

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

Lopez v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01810 (C.D. Cal.), consolidated with Madrid v. AgEagle Aerial Systems, Inc., et al., Case No. 2:21-cv-01991 (C.D. Cal.)

As previously disclosed, AgEagle and certain of its current and former officers and directors were named as defendants in two putative securities class actions filed in the U.S. District Court for the Central District of California (Lopez v. AgEagle Aerial Systems Inc., et al., Case No. 2:21-cv01810; and Madrid v. AgEagle Aerial Systems Inc., et al., Case No. 2:21-cv-01991). These matters were consolidated, and a Lead Plaintiff designated by Court Order. On July 30, 2021, the Court-appointed Lead Plaintiff filed a voluntary dismissal of the consolidated securities class action.

Nostrand and Rickerson v. Mooney et al. (Defendants) and AgEagle Aerial Systems, Inc. (Nominal Defendant), Case No. 3:21-cv-00130 (D. Nev.)

As previously disclosed, two shareholders filed a shareholder derivative complaint on behalf of nominal defendant AgEagle against Barrett Mooney, Grant Begley, Luisa Ingargolia, Thomas Gardner, Bret Chilcott, J. Michael Drozd, and Nicole Fernandez-McGovern. On July 20, 2021, the Plaintiffs in this derivative action filed a voluntary dismissal of the action, and the Court designated the case “closed” and “terminated.”

Granja v. AgEagle Aerial Systems Inc. (Nominal Defendant), et al, Case No. 2:21-cv-06056 (C.D. Cal.)

On July 27,2021, a separate shareholder filed a similar derivative complaint on behalf of the Company and against certain of its current and former officers and directors in the U.S. District Court for the Central District of California (Granja v. AgEagle Aerial Systems Inc., et al, Case No. 2:21-cv-06056). This action currently remains pending.  As of this date and to the best of our knowledge, neither the Company nor the individual Defendants have been served or have agreed to accept service of the summons and complaint.  On August 11, 2021, the Plaintiff in this California derivative action filed a voluntary dismissal of the action.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

As previously reported in a Current Report on Form 8-K filed with the SEC on May 26, 2021, the Company and J. Michael Drozd mutually agreed to Mr. Drozd’s resignation as Chief Executive Officer of the Company, effective on May 24, 2021 (the “Termination Date”). In connection with Mr. Drozd’s departure, the Company and Mr. Drozd entered into a Separation Agreement and General Release, dated June 11, 2021 (the “Separation Agreement”), pursuant to which, among other things, the Company has agreed to pay Mr. Drozd (i) regular base salary at the annual rate of $235,000 through the Termination Date; (ii) an annual performance bonus consisting of $37,130 in cash and 118,500 shares of the Company’s common stock, (iii) severance pay equal to six (6) months of his base salary as of the Termination Date; and (iv) cash payment equal to three (3) days of accrued and unused vacation days.

Pursuant to the Separation Agreement, Mr. Drozd was also granted 26,652 fully-vested restricted shares of the Company’s common stock valued at approximately $125,000 on the Termination Date. In addition, Mr. Drozd’s outstanding equity awards from the Company continue to be governed by the terms of the applicable award agreements, except that 8,333 of the 100,000 RSUs granted to him in accordance with his employment agreement with the Company became vested as of the effective date of the Separation Agreement.

Mr. Drozd’s receipt of any of the payments or benefits set forth in the Separation Agreement was conditioned upon the execution and non-revocation of a general release of claims, and was made in lieu of any payments, severance or other benefits described in his employment agreement. Under the Separation Agreement, Mr. Drozd confirmed the continued effectiveness of the restrictive covenants applicable to him under his existing confidentiality and proprietary rights agreement with the Company and his continuing noncompetition and non-solicitation obligations to the Company.

The foregoing description of the Separation Agreement set forth under this Item 5.02 does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2021)
10.2	Registration Rights Agreement, dated as of January 27, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2021)
10.3	Separation Agreement and General Release, dated June 11, 2021, by and between AgEagle Aerial Systems Inc. and Michael Drozd.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer
32.2	Section 1350 Certification of principal financial and accounting officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: August 17, 2021	By:	/s/ Brandon Torres Declet
Brandon Torres Declet
Chief Executive Officer & Board Director

Dated: August 17, 2021	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, EVP of Operations and Secretary

