Form 10-Q
period 2021-09-30
AgEagle Aerial Systems Inc.
filed 2021-11-12
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common Stock, $.001 par value	75,312,697

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
ASSETS	2021	2020
	(Unaudited)
CURRENT ASSETS:
Cash	$32,221,558	$23,940,333
Accounts receivable, net	672,263	—
Inventories, net	1,737,628	135,647
Prepaid and other current assets	1,001,271	122,011
Notes receivable	700,000	600,000
Total current assets	36,332,720	24,797,991

Property and equipment, net	382,936	122,589
Right of use asset	1,010,397	257,363
Intangible assets, net	6,310,818	440,527
Goodwill	64,573,288	3,108,000
Other assets	25,000	—
Total assets	$108,635,159	$28,726,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,186,800	$159,812
Accrued expenses and other liabilities	1,009,221	1,844,825
Contract liabilities	615,860	2,302
Current portion of liability related to acquisition agreements	4,000,000	—
Current portion of lease liability	251,799	85,895
Current portion of promissory note	—	89,533
Total current liabilities	7,063,680	2,182,367

Long term portion of lease liability	767,491	171,468
Long term portion of promissory note	—	17,906
Long term portion of liability related to acquisition agreements	6,625,000	—
Total liabilities	14,456,171	2,371,741

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 75,289,364 and 58,636,365 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	75,289	58,636
Additional paid-in capital	126,428,967	47,241,757
Accumulated deficit	(32,325,268)	(20,945,664)
Total stockholders’ equity	94,178,988	26,354,729
Total liabilities and stockholders’ equity	$108,635,159	$28,726,470

See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$2,021,707	$750,325	$5,660,662	$1,157,930
Cost of sales	1,226,911	430,683	2,885,008	620,196
Gross Profit	794,796	319,642	2,775,654	537,734

Operating Expenses:
General and administrative	2,535,477	626,605	8,183,236	1,782,926
Professional fees	247,813	254,532	2,244,804	958,436
Research and development	777,036	—	2,115,367	—
Sales and marketing	1,034,004	16,242	1,813,069	32,751
Total Operating Expenses	4,594,330	897,379	14,356,476	2,774,113
Loss from Operations	(3,799,534)	(577,737)	(11,580,822)	(2,236,379)

Other Income (Expense):
Interest income (expense)	3,834	(275)	12,850	(275)
Paycheck protection program loan forgiveness	—	—	108,532	—
Loss on disposal of fixed assets	—	(594)	(3,712)	(594)
Other income, net	24,798	—	83,548	—
Total Other Income (Expense)	28,632	(869)	201,218	(869)
Loss Before Income Taxes	(3,770,902)	(578,606)	(11,379,604)	(2,237,248)
Provision for income taxes	—	—	—	—
Net Loss	$(3,770,902)	$(578,606)	$(11,379,604)	$(2,237,248)

Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	(4,050,838)
Deemed dividend on redemption of Series D Preferred stock	—	—	—	(3,763,591)
Deemed dividend on issuance and repurchase of Series E Preferred stock	—	—	—	(1,227,120)
Series D Preferred stock dividends	—	—	—	(69,778)

Net Loss Available to Common Stockholders	(3,770,902)	(578,606)	(11,379,604)	(11,348,575)

Net Loss Per Common Share - Basic and Diluted	$(0.05)	$(0.01)	$(0.17)	$(0.33)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	75,144,113	55,380,250	68,243,666	34,722,816

See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2021	—	$—	—	$—	74,668,560	$74,669	$123,377,671	$(28,554,366)	$94,897,974
Sale of Common stock, net of issuance costs	—	—	—	—	434,777	435	2,221,107	—	2,221,542
Common stock issued upon exercise of options	—	—	—	—	81,861	81	37,262	—	37,343
Stock-based compensation expense	—	—	—	—	104,166	104	792,927	—	793,031
Net loss	—	—	—	—	—	—	—	(3,770,902)	(3,770,902)
Balance at September 30, 2021	—	$—	—	$—	75,289,364	$75,289	$126,428,967	$(32,325,268)	$94,178,988

Balance at December 31, 2020	—	$—	—	$—	58,636,365	$58,636	$47,241,757	$(20,945,664)	$26,354,729
Sale of Common stock, net of issuance costs	—	—	—	—	6,763,091	6,763	37,175,883	—	37,182,646
Sale of Common stock from exercise of warrants	—	—	—	—	2,516,778	2,517	8,302,851	—	8,305,368
Issuance of Common stock for acquisition of MicaSense	—	—	—	—	540,541	541	2,999,459	—	3,000,000
Issuance of Common stock for acquisition of Measure					5,319,145	5,319	24,369,681	—	24,375,000
Stock issued in exchange for professional services	—	—	—	—	550,000	550	2,906,450	—	2,907,000

Common stock issued upon exercise of options	—	—	—	—	487,876	488	112,680	—	113,168
Stock-based compensation expense	—	—	—	—	475,568	476	3,320,205	—	3,320,681
Net loss	—	—	—	—	—	—	—	(11,379,604)	(11,379,604)
Balance at September 30, 2021	—	$—	—	$—	75,289,364	$75,289	$126,428,967	$(32,325,268)	$94,178,988

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2020	—	$—	110	$—	—	$—	48,979,277	$48,979	$33,637,610	$(17,671,855)	$16,014,734
Conversion of Series D Preferred stock and accrued dividends	—	—	(110)	—	—	—	635,815	636	(636)	—	—
Sales of Common stock from exercise of warrants	—	—	—	—	—	—	3,906,236	3,906	2,630,550	—	2,634,456
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	3,355,705	3,356	9,896,644	—	9,900,000
Common stock issued upon exercise of options	—	—	—	—	—	—	1,003,969	1,004	46,396	—	47,400
Stock-based compensation expense	—	—	—	—	—	—	—	—	124,831	—	124,831
Net loss	—	—	—	—	—	—	—	—	—	(578,606)	(578,606)
Balance at September 30, 2020	—	$—	—	$—	—	$—	57,881,002	$57,881	$46,335,395	$(18,250,461)	$28,142,815

Balance at December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$(8,198,785)	$4,273,634
Purchase of acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—
Conversion of Series C Preferred stock	(3,501)	(4)	—	—	—	—	13,597,984	13,598	(13,594)	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(2,000)	(2)	—	—	4,135,815	4,136	159,421	—	163,555
Conversion of Series D warrants	—	—	—	—	—	—	6,853,975	6,854	2,627,602	—	2,634,456
Issuance of Series E Preferred stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	1,010,000
Repurchase of Series E Preferred stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	(1,110,880)
Conversion of Series E Preferred stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—	—
Deemed dividend on Series C Preferred stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred stock	—	—	—	—	—	—	—	—	3,763,591	(3,763,591)	—
Sale of Common stock, net of issuance costs	—	—	—	—	—	—	10,163,105	10,163	22,786,579	—	22,796,742
Sale of Common stock from conversion of pre-paid warrants	—	—	—	—	—	—	3,260,377	3,260	7	—	3,267
Issuance of Common stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	297,500
Common stock issued upon exercise of options	—	—	—	—	—	—	1,037,727	1,038	46,362	—	47,400
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	264,218	—	264,388
Net loss	—	—	—	—	—	—	—	—	—	(2,237,248)	(2,237,248)
Balance at September 30, 2020	—	$—	—	$—	—	$—	57,881,002	$57,881	$46,335,395	$(18,250,461)	$28,142,815

See accompanying notes to these condensed interim consolidated financial statements

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,379,604)	$(2,237,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	3,712	594
Depreciation and amortization	784,701	128,318
Stock-based compensation	3,320,681	264,389
Stock issued in exchange for professional services	2,907,000	297,500
Paycheck protection program loan forgiveness	(108,532)	—

Changes in assets and liabilities:
Accounts receivable	(193,348)	65,833
Inventories	(912,683)	62,778
Prepaid expenses and other assets	(523,638)	3,626
Accounts payable	622,825	100,921
Accrued expenses and other liabilities	(1,452,158)	7,052
Contract liabilities	253,323	(136,682)
Net cash used in operating activities	(6,677,721)	(1,442,919)

CASH FLOW FROM INVESTING ACTIVITIES:
Notes receivable	(200,000)	—
Purchases of fixed assets	(225,642)	(70,086)
Acquisition of MicaSense	(14,536,863)	—
Acquisition of Measure	(14,916,850)	—
Platform development costs	(762,881)	—
Net cash used in investing activities	(30,642,236)	(70,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	107,439
Issuance of Series E Preferred stock	—	1,010,000
Repurchase of Series E Preferred stock	—	(1,110,880)
Sales of Common stock, net of issuance cost	37,182,646	22,796,743
Sale of Common stock from exercise of warrants	8,305,368	2,637,723
Exercise of stock options	113,168	47,400
Net cash provided by financing activities	45,601,182	25,488,425

Net increase in cash	8,281,225	23,975,420
Cash at the beginning of the year	23,940,333	717,997
Cash at the end of the period	$32,221,558	$24,693,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series B, C, D and E Preferred stock into Common stock	$—	$6,551
Deemed dividends	$—	$7,884,207
Liability related to MicaSense acquisition	$5,000,000	$—
Liability related to Measure acquisition	$5,625,000	$—
Stock consideration for MicaSense acquisition	$3,000,000	$—
Stock consideration for Measure acquisition	$24,375,000	$—

 See accompanying notes to these condensed interim consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly-owned subsidiaries, is actively engaged in designing, and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected, industry leader offering best-in-class, full stack drone solutions to a wide range of industries, including energy, construction, agriculture and government. AgEagle is led by a proven management team with years of drone industry experience. Through participation on the U.S. Federal Aviation Administration’s (FAA) Drone Advisory Committee and the FAA’s BEYOND program, AgEagle is helping to establish entirely new rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

 Note 2 – Summary of Significant Accounting Policies

 Basis of Presentation and Consolidation – The condensed interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, included in the Company’s annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The results for the three and nine months ended September 30, 2021, and 2020 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or period.

The consolidated financial statements include the accounts of AgEagle Aerial Systems Inc. and its wholly -owned subsidiaries AgEagle Aerial, Inc., AgEagle Sensor Systems, Inc., MicaSense, Inc., and Measure Global, Inc., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed interim consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

Correction of Prior Period Information – During the review of the Company’s financial statements for the interim period June 30, 2021, the Company identified an error in the accounting and presentation of revenue and related expenses recorded for the MicaSense acquisition related to the three months ended March 31, 2021. As a result, the statement of operations for the nine months ended September 30, 2021 reflects the corrected revenues, cost of goods sold, operating expenses and net loss.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

As of September 30, 2021, our locations and primary suppliers continue to operate. During the first half of 2021, there has been a trend in many parts of the world of increasing availability and administration of the vaccine against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. However, infection rates and regulation continue to fluctuate, and there continues to be global impacts resulting from the pandemic, including increases in costs in connection with logistics services and supply chains, port congestion, supplier delays and shortfalls in microchip supply. We continue to work through supplier constraints caused by the COVID-19 outbreak, as well as the microchip shortage.

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

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, notes receivable and accounts payable. As of September 30, 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

Concentrations – The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

As of September 30, 2021 and 2020, there was one significant vendor that the Company relied upon to perform certain services for the Company’s technology platforms. This vendor provides services to the Company which can be replaced by alternative vendors should the need arise.

Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Accounts receivable, net at September 30, 2021 and 2020 was $672,263 and $0, respectively.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. The Company determined that an allowance of $17,516 was necessary as of September 30, 2021, and none was necessary as of December 31, 2020.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

 Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. The Company’s sensor equipment is manufactured by a third-party organization. Cost components include direct materials and direct labor. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2021, and December 31, 2020, the Company recorded a provision for obsolescence of $10,000.

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

Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology, and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from two to ten years.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition and Concentration – The majority of the Company’s revenue is generated primarily by three segments of the business; 1) the sale of sensors and cameras along with the related accessories 2) contractual agreements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications and 3) Software-as-a-Service (“SAAS) subscription sales. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation are completed. The balance of contract liabilities as of September 30, 2021 was $615,860 and $2,302 as of December 31, 2020.

The Company’s FarmLens, Atlas and Ground Control platforms are offered on a subscription basis. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Sales concentration information for customers comprising more than 10% of the Company’s total net sales is summarized as follows:

	Percent of total revenues for the nine months ended September 30,
Customers	2021	2020
Customer A	—%	94.4%

No accounts receivable was due from Customer A as of September 30, 2021, and December 31, 2020, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 2 – Summary of Significant Accounting Policies – Continued

 The table below reflects our revenue for the quarters indicated by product mix.

	For the three months ended September 30,		For the nine months ended September 30,
Type	2021	2020	2021	2020
Drone and Custom Manufacturing Sales	$(59,493)	$733,493	$400	$1,105,971
Sensors Sales	1,905,829	—	5,288,397	—
Software Subscription Sales	175,371	16,832	371,865	51,959
Total	$2,021,707	$750,325	$5,660,662	$1,157,930

Shipping Costs – Shipping costs recorded for the three months ended September 30, 2021, and 2020 were $27,024 and $98, respectively and $62,614, and $6,122 for the nine months ended September 30, 2021 and 2020, respectively. All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company which is included in cost of goods sold on the accompanying condensed interim consolidated statements of operations.

Research and Development Expenses – Research and development costs are expensed as incurred and are included as part of the accompanying condensed interim consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recorded research and development costs of $777,036 and $2,115,367, respectively. For the three and nine months ended September 30, 2020, no research and development costs were recorded during that period.

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

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants, options and convertible instruments to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of September 30, 2021, the Company had no warrants, 539,735 unvested restricted stock awards and 2,378,957 options to purchase Common Stock. As of September 30, 2020, the Company had 3,022,254 warrants, and 2,110,154 options to purchase Common Stock.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Note 3 – Inventories

Inventories consist of the following at:

	September 30, 2021	December 31, 2020
Raw materials	$1,281,411	$88,091
Work-in process	219,373	50,447
Finished goods	246,844	7,109
Gross inventory	1,747,628	145,647
Less: inventory reserve	(10,000)	(10,000)
Total	$1,737,628	$135,647

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 4 – Notes Receivable

On October 14, 2020, the Company executed a Convertible Promissory Note pursuant to which the Company has made a loan to Valqari, LLC (“Valqari”), in the principal aggregate amount of $500,000 (the “Note”), which amount accrues interest at a rate of three percent per annum.

The loan matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that has accrued, but remains, unpaid was due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari may not prepay the Note prior to the Maturity Date. On April 15, 2021, the Note was extended for an additional six months as outlined per the agreement until October 14, 2021.

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

AgEagle demanded payment of the Note, including accrued interest; based on the initial maturity date of April 14, 2021; however, Valqari has alleged that the note’s maturity date was extended to October 14, 2021. Upon maturity in October 2021, AgEagle has demanded payment of the note, including accrued interest; however, Valqari has sought a substantial discount on the amount due under the note to compensate for alleged breaches by AgEagle under the manufacturing agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the manufacturing agreement, in addition to the amount due under the note. The parties are continuing to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the note in the event that a prompt settlement is not reached.

On November 16, 2020, the Company (Payee) executed a promissory note in connection with its acquisition for 100% of the capital stock of MicaSense Inc., (“MicaSense”) (the “MicaSense Acquisition”). As of June 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $100,000 provided, however that such principal amount was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the MicaSense Acquisition.

On August 25, 2021, the Company (Payee) executed a promissory note in connection with its acquisition for 100% of the capital stock of senseFly S.A., (“senseFly”) and senseFly Inc. (the “senseFly Acquisition”). As of September 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $200,000 provided, however that such principal amount would be off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the senseFly Acquisition.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 5 – Property and Equipment

Property and equipment consist of the following at:

Type	Estimated Life	September 30, 2021	December 31, 2020
Leasehold improvements	3 Years	$22,265	$22,265
Equipment and vehicles	5 Years	126,667	100,532
Computer equipment	3-5 Years	175,598	23,369
Office furniture	5 Years	57,604	54,798
Drone equipment	3 Years	95,393	32,138
Production fixtures	5 Years	91,149	—
Total		568,676	233,102
Less accumulated depreciation		(185,740)	(110,513)
Total Property and equipment, net		$382,936	$122,589

Depreciation expense for the three months ended September 30, 2021 and 2020 was $36,226 and $5,722 respectively and $90,281 and $13,608 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the company recorded $15,054 on disposal, resulting in a loss of $3,712 which is included in other expenses on the consolidated interim statements of operations.

 Note 6 – Goodwill and Intangible Assets

Intangible assets are recorded at cost and consist of the intangible assets acquired and platform development costs incurred for HempOverview and Measure Ground Control. The acquired intangibles consist of the FarmLens platform, acquired in 2018, and the intangibles acquired as a result of the acquisitions of MicaSense, Inc. and Measure Global, Inc., acquired in 2021 (see Note 7).

Goodwill and intangible assets were comprised of the following as of September 30, 2021and December 31, 2020:

Name	Estimated Life	Balance at December 31, 2020	Additions	Amortization	Impairment		Balance at September 30, 2021
Intellectual property/technology	5-7 Years	$231,146	$2,664,448	$(280,553)		$—	$2,615,041
Customer relationships	3-10 Years	38,400	1,878,658	(178,324)		—	1,738,734
Tradenames and trademarks	5-10 Years	31,040	1,196,203	(78,838)		—	1,148,405
Non-compete agreement	2-4 Years	67,042	62,521	(45,799)		—	83,764
Platform development costs	3 Years	72,899	762,881	(110,906)		—	724,874
Total Intangible Assets		$440,527	$6,564,711	$(694,420)	$		$6,310,818
Goodwill		$3,108,000	$61,465,288	$—		$—	$64,573,288
Total		$3,548,527	$68,029,999	$(694,420)		$—	$70,884,106

The weighted average remaining amortization period in years is 6.28 years. Amortization expense for the three months ended September 30, 2021, and 2020 was $293,599 and $38,236, respectively; and $694,420 and $114,710 for the nine months ended September 30, 2021 and 2020, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

 Note 6 – Goodwill and Intangible Assets – Continued

Future amortization is as follows for fiscal years ending:

	Remaining 2021	2022	2023	2024	2025 and Thereafter	Total
Intellectual property/technology	$116,829	$467,315	$438,422	$380,635	$1,211,840	$2,615,041
Customer relationships	75,230	300,921	296,121	180,819	885,643	1,738,734
Tradenames and trademarks	32,815	131,260	127,380	119,620	737,330	1,148,405
Non-compete agreement	17,871	58,077	7,816	—	—	83,764
Platform development costs	50,854	278,593	278,593	116,834	—	724,874
Total	$293,599	$1,236,166	$1,148,332	$797,908	$2,834,813	$6,310,818

Note 7 – Acquisition

MicaSense

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include (1) changes in fair values of tangible assets; (2) changes in allocations to intangible assets such as trade names, developed technology and customer relationships, as well as goodwill; and (3) other changes to assets and liabilities. As of September 30, 2021, the Company has recorded a change to Goodwill as a result of changes in the preliminary allocation used to determine revenue and costs attributed to the purchase price allocation.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 7 – Acquisition – Continued

Measure

On April 19, 2021, the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet, in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure Global Inc., a Delaware corporation (“Measure”) from the Measure Sellers. Measure is an aerial intelligence company that builds software to automate drone operations workflows. The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses and subject to a customary working capital adjustment. The purchase price is comprised of $15,000,000 in cash, and shares of Common stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common stock to the Measure Sellers (the “Shares”). The Company issued 5,319,145 shares, in the aggregate, to the Measure Sellers and will pay $5,000,000 of the cash portion of the purchase price 90 days after the closing date of the transaction. As a result of this transaction, Measure is now a wholly-owned subsidiary of the Company. As of September 2021, the Company completed the payment of the cash portion of the purchase price.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity

Capital Stock Issuances

On January 2021, the Company issued 1,057,214 shares of Common stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered on December 31, 2020, the gross proceeds associated to this exercise were $6,313,943, net of issuance costs.

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $ in connection with a securities purchase agreement dated August 4, 2020.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

During the period from May 29, 2021, through September 30, 2021, the Company sold 5,705,877 shares of Common stock, par value $0.001, at a stock price between $5.00 and $6.30 per shares, for proceeds of $30,868,703, net of costs.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

Issuances of Restricted Stock Units (RSUs)

On May 18, 2020, the Company issued in connection with the commencement of employment of its Chief Executive Officer (“CEO”), 100,000 shares of RSUs under the Company’s 2017 Omnibus Equity Incentive Plan (the “Plan”), which will fully vest after one year of continued employment. The Company determined the fair-market value of the RSUs to be $134,000. In connection with the issuance of these RSUs, the Company recognized $0 and $50,516, respectively in stock compensation expense for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020 the Company recognized $33,688 and $49,794, respectively. All stock compensation costs are included within general and administrative expenses on the condensed interim consolidated statements of operations. There was no remaining unrecognized stock compensation expense as of September 30, 2021.

On March 5, 2021, the Company issued its Chief Financial Officer 10,000 restricted shares of Common Stock and 5,000 restricted shares of Common Stock to another employee of the Company. The Company recognized a total of $0 and $87,600 of expense at a fair value of $5.84 per share within stock compensation expense related to these issuances for the three and the nine months ended September 30, 2021, respectively, which is included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the board of directors of the Company (the “Board”), upon recommendation of the Compensation Committee, approved an award under the Company’s Plan of 100,000 RSUs to the Company’s former Chief Executive Officer, and 125,000 RSUs to the Company’s Chief Financial Officer and EVP of Operations, in accordance therewith with their amended respective employment letters. The Company determined the fair market value of the restricted stock units to be $1,215,000 based on the market price of the Company’s Common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. Upon separation of the former CEO, 91,667 of the RSUs granted were canceled. For the three months ended September 30, 2021, the Company recorded $168,750 related to these awards and $348,022 for the nine months ended September 30, 2021, in stock expenses which are included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the Board approved, in connection with the acquisition of Measure, an award of 125,000 RSUs under the Company’s Plan to Brandon Torres Declet upon his appointment as senior management of the Company. The Company determined the fair market value of the restricted stock units to be $675,000 based on the market price of the Company’s Common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. For the three and nine months ended September 30, 2021, the Company recorded $168,750 and $303,023, respectively in stock expense related to these awards which are included in general and administrative expenses on the consolidated statements of operations.

On April 19, 2021, the Board approved, in connection with the acquisition of Measure, an award of 10,000 RSUs under the Company’s Plan to Jesse Stepler upon his appointment of as senior management of Measure Global, Inc. The Company determined the fair market value of the restricted stock units to be $54,000 based on the market price of the Company’s Common stock at the date of grant and will vest equally on a pro-rata basis over one year of continued employment. For the three and nine months ended September 30, 2021, the Company recorded $13,500 and $24,238 respectively in stock expense related to these awards which are included in general and administrative expenses on the consolidated statements of operations.

During the month of May 2021, pursuant to a review of the compensation of the senior management managements’ performance in 2020, the Board granted 229,750 RSUs to certain senior managers of the Company. These awards were valued at approximately $1,196,565 at the date of issuance, based upon the market price of the Company’s Common stock at the date of the grant, and vested immediately. For the three and nine months ended September 30, 2021, the Company recorded $0 and $1,196,565, respectively in stock-based expense related to these awards which are included in general and administrative expenses on the consolidated statements of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

On May 24, 2021, the Company issued to the former Chief Executive Officer, 26,652 RSUs as part of the separation agreement. These awards were valued at approximately $125,000 at the date of issuance, based upon the market price of the Company’s common stock at the date of the grant, and vested immediately. For the three and nine months ended September 30, 2021, the Company recorded $0 and $125,000, respectively in stock expense related to these awards which are included in general and administrative expenses on the consolidated statements of operations.

The following table outlines the restricted stock unit activity for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, December 31, 2020	100,000	$1.34
Granted	631,402	$5.31
Canceled	(91,667)	$5.40
Vested	(475,568)	$5.25
Non-vested, September 30, 2021	164,167	$5.40

As of September 30, 2021, the Company had approximately $773,716 of total unrecognized compensation cost related to RSUs which will be amortized over approximately ten months.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

During the nine months ended September 30, 2021, the Company issued options to purchase 849,500 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $2.94 to $10.11 per share expiring on dates between January 3, 2025 and September 29, 2026. The Company determined the fair-market value of these unvested options to be $2,787,934. In connection with the issuance of these options to employees and directors, the Company recognized $274,831 and $601,326 in stock compensation expense for the three and nine months ended September 30, 2021, respectively.

The Company previously issued options to purchase 3,469,540 shares of Common Stock to directors and employees of the Company at exercise prices ranging from $0.06 to $3.18 per share expiring on dates between March 30, 2023 and September 29, 2029. In connection with the issuance of these options to employees and directors, the Company recognized $167,200 and $584,391 in stock compensation expense for the three and nine months ended September 30, 2021. The Company recognized $ 91,144 and $214,594 in stock compensation expense for the three and nine months ended September 30, 2020, respectively.

During the nine months ended September 30, 2021, 237,934 options were cancelled for a fair-market value of $307,950 due to employee terminations.

The fair value of options granted during the nine months ended September 30, 2021 and 2020 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

The significant assumptions relating to the valuation of the Company’s stock options granted during the nine months ended September 30, 2021, were as follows:

September 30, 2021
Dividend yield	0.00%
Expected life	3.01 Years
Expected volatility	84.01%
Risk-free interest rate	0.37%
Exercise price	$2.94 - $10.11

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 9 – Equity – Continued

A summary of the options activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,255,267	$1.46	5.31 years	$10,247,548
Granted	849,500	6.12	3.01 years	1,050
Exercised	(487,876)	0.23	—	1,356,398
Expired/Forfeited	(237,934)	5.66	—	28,854
Outstanding at September 30, 2021	2,378,957	$2.95	4.46 years	$3,074,130
Exercisable at period end	1,340,832	$1.68	4.34 years	$2,649,122

For options granted during the nine months ended September 30, 2021, the fair value of the Company’s Common Stock was based upon the close of market price on the date of grant. The future expected stock-based compensation expense expected to be recognized in future years is $1,878,657 through September 30, 2023.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2021 (for outstanding options), less the applicable exercise price.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 10 – Warrants to Purchase Common Stock

Warrant Conversions

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

A summary of activity related to warrants for the nine months ended September 30, 2021 follows:

Summary of activity related to warrants
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2021	2,516,778	$3.30	0.83
Issued	—	—	—
Exercised	(2,516,778)	3.30	—
Outstanding at September 30, 2021	—	$—	—

A summary of activity related to warrants for the nine months ended September 30, 2020 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2020	4,531,924	$0.72	4.05
Issued	4,972,254	2.34	0.92
Exercised	(6,481,924)	0.74	—
Outstanding at September 30, 2020	3,022,254	$2.97	0.69
Exercisable at September 30, 2020	505,476	$2.97	0.69

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies – Continued

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

As a result of the Measure acquisition the Company acquired leases for office space in Washington, D.C. and Austin, Texas. The prior operating lease in Washington, D.C. expired in September 2021 and the current operating lease in Austin, Texas expires in December 2021. The Company signed a new operating lease agreement for its office space in Washington, D.C. in July 2021, beginning on October 1, 2021 and expiring in December 2022, also, the company signed a new operating lease agreement for its office space in Austin, Texas in August 2021, beginning immediately and expiring in December 2022.

The aggregate estimated rent payments due over the initial three-to-six-year term is $1,629,600. Operating lease liabilities are recorded net of accumulated amortization of $1,019,290 as of September 30, 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease terms. The aggregate estimated rent payments due over the option term would be $314,640. Lease expense payment was $361,642 and $23,100 for the nine months ended September 30, 2021 and 2020, respectively, which is included in general and administrative expenses on the condensed interim consolidated statements of operations.

The following is a maturity analysis of the annual discounted cash flows of the operating lease liabilities as of September 30, 2021:

Year Ending December 31,	Amount
2021	$60,787
2022	257,133
2023	262,886
2024	200,500
2025	219,125
2026	18,859
Total	$1,019,290

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies – Continued

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

In June 2021, AgEagle gave notice of termination of the manufacturing agreement for cause based on material defects in the specifications and other information provided by Valqari, and without cause as otherwise permitted in the agreement. Valqari disputes the allegations of breach and alleges breaches by AgEagle, which AgEagle denies. AgEagle believes that Valqari has in effect consented to termination of the agreement, with both parties reserving their rights to claim damages based on alleged past breaches. AgEagle has claimed that Valqari owes $43,945 for two outstanding invoices from AgEagle for units built and delivered, as well as additional amounts for two units as to which Valqari has refused to take delivery.

Upon maturity in October 2021, AgEagle has demanded payment of the note, including accrued interest; however, Valqari has sought a substantial discount on the amount due under the note to compensate for alleged breaches by AgEagle under the manufacturing agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the manufacturing agreement, in addition to the amount due under the note. The parties are continuing to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the note in the event that a prompt settlement is not reached.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 11 – Commitments and Contingencies - Continued

Approval of Changes to Executive Compensation

On April 19, 2021, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved changes in the compensation of Mr. Michael Drozd, the Company’s Chief Executive Officer, and Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer and EVP of Operations, and in accordance therewith, amended their respective employment offer letters. With respect to Mr. Drozd, the Board approved the following amendments to current compensation terms: (i) an additional one-time grant of 100,000 RSUs that will vest on a pro rata basis over one year subject to the terms of an RSU grant agreement, and (ii) an increase in the number of grants, on a quarterly basis, of non-qualified options from 15,000 to 25,000 shares of Company Sommon stock subject to the terms of the Plan, and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant. Mr. Drozd’s current base salary and potential bonus payments have not been changed.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Purchase Commitment

The Company routinely places orders for manufacturing services and materials. At September 30, 2021, the Company had purchase commitments that approximate $2,800,000. These commitments are expected to be realized during the 2021 and 2022 fiscal years.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 12 – Related Party Transactions

The following reflects the related party transactions during the nine months ended September 30, 2021 and 2020.

Transactions with Officers

The Company’s Chief Financial Officer, Nicole Fernandez-McGovern, is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company and their related expenses have been included within general and administrative expenses. For the nine months ended September 30, 2021 and 2020, Premier Financial Filings provided services to the Company resulting in fees of $22,003 and $18,720, respectively.

One of four directors, Thomas Gardner, is one of the principals of NeuEon, Inc, which provide fractional Chief Technology Officer services to the Company. For the nine months ended September 30, 2021 and 2020, the Company recorded $107,500 and $86,000, respectively, of expenses which is included in general and administrative expenses.

Note 13 – Subsequent Events

On October 18, 2021, the Company entered into a stock purchase agreement (the “senseFly S.A. Purchase Agreement”) with Parrot Drones S.A.S. (“Parrot”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. (“senseFly S.A.”) and senseFly, Inc. from Parrot. senseFly S.A. provides fixed-wing drone solutions for commercial and government markets. The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,565,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly S.A. Purchase Agreement.

On October 18, 2021, AgEagle Aerial, Inc., a wholly-owned subsidiary of the Company (“AgEagle Aerial”), and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. (“Parrot U.S.”) pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. (“senseFly Inc.”) from Parrot U.S. senseFly Inc. provides fixed-wing drone solutions for commercial and government markets. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $435,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly Inc. Purchase Agreement.

A portion of the consideration under the senseFly S.A. Purchase Agreement is comprised of shares ofCommon stock of the Company, par value $0.001, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common stock to Parrot (the “Shares”). The Shares are issuable 90 days after the closing date of the transaction. Pursuant to the terms of the senseFly S.A. Purchase Agreement and a Registration Rights Agreement, dated as of October 19, 2021, the Company has agreed to file a Form S-3 Registration Statement (the “Registration Statement”) covering the resale of the Shares with the Securities and Exchange Commission (the “SEC”) no later than ten business days following the date the Shares are issued to Parrot. The Company shall use its best efforts to cause the Registration Statement to be declared effective as soon as possible after the filing date, but in any event no later than 90 days after the filing date, and shall use its best efforts to keep the Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by such Registration Statement have been disposed of. Parrot is required to reimburse the Company up to $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

Pursuant to the senseFly S.A. Purchase Agreement, Parrot, senseFly S.A. and the Company entered into a transition services agreement and a technology license and support agreement. Pursuant to the 6-month transition services agreement, Parrot will provide senseFly S.A. with certain information technology and related transition services. Under the technology license and support agreement, Parrot is granting a perpetual license, subject to certain termination rights of the parties, to senseFly S.A. with respect to certain technology used in the fixed-wing drone manufacturing business of senseFly S.A.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Note 13 – Subsequent Events – Continued

The senseFly S.A. Purchase Agreement and the senseFly Inc. Purchase Agreement contain certain customary representations, warranties and covenants, including representations and warranties by the applicable seller with respect to the business, operations and financial condition of the target company. The purchase agreements also include post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the respective seller, and the agreement of each such seller not to compete with certain aspects of the business of the target companies following the closing of the transaction. The purchase agreements further include post-closing covenants relating to employee non-solicitation obligations of the respective buyer.

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

Key Growth Strategies

Our near- and mid-term growth strategies are centered on designing high performance, full stack drone solutions for customers in a broad range of industries, including energy, construction, agriculture and government. We aim to define a new world in which autonomous drones play a key role in making businesses more efficient, infrastructure safer and people more connected.

Key components of our growth strategy include the following:

●	Delivering new and innovative solutions. AgEagle’s research and development efforts are the foundation of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to exceed the expectations of our customers and grow organically. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative drones, sensors and software that address applications and needs within our current target verticals, enabling us to create new opportunities for growth.

●	Pursuing new business opportunities outside of our legacy focus on agriculture as we continue to expand and grow AgEagle’s full stack solutions. We intend to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. We are confident that the efficiencies and value which we have endeavored to provide our customers in the agriculture industry can be expanded to an increasing number of customers in the energy, construction and government verticals.

●	Achieving greater market penetration of the U.S. industrial hemp industry. We are working to establish HempOverview software platform as the gold industry standard for hemp cultivation oversight, compliance, enforcement and commerce. AgEagle is leveraging best-in-class technology to provide a solution for state and tribal regulatory departments of agriculture, industrial hemp and hemp-derived CBD growers and processors.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative drone systems and solutions that address specialized market needs within our current target markets and in emerging drone industry sectors.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience. We believe our eleven years of experience in commercial drone design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development serve to differentiate AgEagle in the marketplace. As of today, we develop and manufacture our products and software in the United States. Also, through our acquisitions of MicaSense and Measure, we have added people to the AgEagle team with dozens of years of experience operating in the global drone industry with unique insights into regulations and how to operationalize drones and scale their use for enterprise customers.

●	Advanced technology solutions allow users to remove the guesswork in effectively managing hemp cultivation oversight, compliance, enforcement, reporting and commerce. To our knowledge, there is no other SaaS solution available on the market today – particularly one that has been developed by a proven Agtech company with the level of experience and expertise of AgEagle – that provides the multi-faceted level of support and services that HempOverview offers to all stakeholders in the industry.

●	AgEagle is a respected industry pioneer helping to establish entirely new standards of rule for the future of autonomous flight. Through our active advocacy efforts and direct involvement with government- and industry-sponsored agencies and organizations, AgEagle’s leadership team remains at the forefront of shaping the rulemaking guidelines and regulations that will make autonomous flight of unmanned aerial systems safe, reliable and accessible to more businesses worldwide.

●	Through our wholly owned subsidiary MicaSense, AgEagle offers branded multispectral and thermal sensor solutions that provides users with unparalleled operational efficiency, collecting and outputting multiple data sets which provide actionable intelligence to its customers. From farmers to scientists to researchers, MicaSense sensors are relied upon for computer-aided analysis of data to detect crop disease, crop stress, field moisture conditions, weed populations and other factors.

●	Through our wholly owned subsidiary Measure and its proprietary Ground Control aerial intelligence solution, AgEagle provides customers with the ability to capitalize on significant economic, safety and efficiency benefits made possible by drones used at scale. With end-to-end program management, user-friendly flight control, and in-platform data analysis, Ground Control helps our customers save thousands of hazardous man-hours and create millions of dollars in operational benefits.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2021 as Compared to the Three and Nine Months Ended September 30, 2020

For the three months ended September 30, 2021, we recorded revenues of $2,021,707 compared to revenues of $750,325 for the same period in 2020, a 169% increase. The increase was mainly due to new revenues derived from the acquisition of MicaSense business related specifically to sensor sales for the Red Edge and Altum. Revenue growth was also positively impacted by increased sales of our HempOverview platform to the states of Iowa and Florida. Lastly the increase in revenue was also impacted by the Measure acquisition, which accounted for subscription sales related to the Ground Control platform. For the nine months ended September 30, 2021, we recorded revenues of $5,660,662 compared to revenues of $1,157,930 for the same period in 2020, an 389% increase. The increase was largely due to new revenues derived from the acquisition of MicaSense and its strong sensor sales along with the acquisition of the Measure business and continued growth of our HempOverview platform sales.

During the three months ended September 30, 2021, cost of sales totaled $1,226,911, a $796,228, or 185%, increase when compared to $430,683 in the three months ended September 30, 2020. Costs of sales totaled $2,885,008 and $620,196, for the nine months ended September 30,2021 and 2020, respectively, reflecting an increase in our cost of goods sold of 365%. We had a gross profit of $794,796, or 39% gross profit margin, during the three months ended September 30, 2021, compared to $319,642, or 43% gross profit margin, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, and 2020, we had a gross profit of $2,775,654 or 49% and $537,734 or 46%, respectively, an increase in our profit margins of 6%. The primary factors contributing to the increase in our cost of sales and gross profit margin was due to increase in our sales volume along with continued shift in mix of products we offer customers in the new markets we serve that have resulted in higher margin for our sales specifically for our sensor sales related to the MicaSense acquisition and our Measure Ground Control and HempOverview SaaS offerings.

We recorded total operating expenses of $4,594,330 during the three months ended September 30, 2021, a 412% increase as compared to operating expenses of $897,379 in the same period of 2020. Our operating expenses are comprised of general and administrative expenses, professional fees, research and development and sales and marketing expenses. General and administrative expenses totaled $2,535,477 during the three months ended September 30, 2021, compared to $626,605 in the same period of 2020, an increase of 305%. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires and existing employees for the MicaSense and Measure acquisitions, and stock compensation expenses related to employees and directors, ERP and related implementation costs, rent cost associated with our new leases for Wichita, Seattle, Washington D.C. and Austin offices, and additional amortization expense associated to the intangibles acquired as part of the recent acquisitions and platform development costs. Professional fees decreased 3% as we had $247,813 of expenses for the current period versus $254,532 in the comparable prior period mainly due to increased legal fees, offset by lower consulting expenses. Also included in operating expenses was sales and marketing costs that increased 6,266% to $1,034,004 versus $16,242 in the prior year’s comparable period due to the addition of the MicaSense and Measure sales and marketing teams, hiring of additional headcount and related business development consultants. Lastly, we recorded research and development expenses totaled $777,036 during the three months ended September 30, 2021, no expenses were recorded for the same period during 2020, the increase was due to the MicaSense and Measure acquisitions costs incurred for the development of new sensor products and software maintenance costs.

We recorded total operating expenses of $14,356,476 and $2,774,113, respectively, for the nine months ended September 30, 2021, and 2020, a 418% increase. Our operating expenses are comprised of general and administrative costs, professional fees, research and development and sales and marketing expenses. For the nine months ended September 30, 2021 and 2020, we recorded $8,183,236 and $1,782,926 in general and administrative expenses, respectively, resulting in a 359% increase. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires and existing employees for our acquisitions, and stock compensation expenses related to employees and directors, expenses related to annual shareholders meeting, ERP and related implementation costs, rent cost associated with our new leases for Wichita, Seattle, Washington D.C. and Austin offices, additional amortization expense associated with the intangibles acquired as part of the recent acquisitions and platform development costs and added costs associated with financial audits, tax and valuation services. Professional fees also increased 134% as we had $2,244,804 of expenses for the current period versus $958,436 in the comparable prior period mainly due to stock-based compensation associated with the termination of the GreenBlock Capital LLC consulting agreement, and increased legal fees, offset by lower consulting expenses. Also included in our operating expenses was sales and marketing costs that increased 5,436% to $1,813,069 versus $32,751 in the prior year’s comparable period due to addition of the MicaSense and Measure sales and marketing teams, hiring of additional headcount and related business development consultants. Lastly, we recorded research and development expenses totaled $2,115,367 during the nine months ended September 30, 2021, no expenses were recorded for the same period during 2020, the increase was due to the MicaSense and Measure acquisitions costs incurred for the development of new sensor products and software products.

Other income (expense) for the three months ended September 30, 2021 and 2020, was $28,632 and $(869), respectively and other income (expense) for the nine months ended September 30, 2021 and 2020, was $201,218 and $(869), respectively. The majority of the increase represented the forgiveness of the PPP loan for AgEagle offset by grant income for Measure contracts.

Our net loss was $3,770,902 for the three months ended September 30, 2021. This represents a $3,192,296 increase over our net loss of $578,606 in the same period during 2020. For the nine months ended September 30, 2021 and 2020, we had a net loss of $11,379,603 and $2,237,248 respectively, an increase of $9,142,355 or 409%. Overall, the increase in net loss is due to greater operating costs primarily within general and administrative costs along with added professional and research and development costs because of the shift in our sales and long-term growth strategies that required increased resources and investments to support our growth and acquisition strategies. We are in the process of continuing to address these shifts by developing new platforms, products and services that support prevailing growth opportunities in the full stack drone solutions market.

For the three months ended September 30, 2021, and 2020, our net loss available to common stockholders was $3,770,902 and $578,606, respectively, an increase of $3,192,296. For the nine months ended September 30, 2021 and 2020, our net loss available to common stockholders was $11,379,604 and $11,348,575, respectively, an increase of $31,029. The increase in net loss available to common stockholders during this period compared to the prior period was due to Series D Preferred Stock dividends recorded during the period of June 2020, non-cash charges stemming from required deemed dividend accounting for modifications to certain preferred stock, redemption of preferred stock and the trigger of down round provisions on certain preferred stock and warrants.

Cash Flows

September 30, 2021 As Compared to September 30, 2020

Cash on hand was $32,221,558 on September 30, 2021, an increase of $7,528,141 compared to $24,693,417 at September 30, 2020. Cash used in operations for the nine months ended September 30,2021 was $6,677,721 compared to $1,442,919 of cash used by operations for the same period during 2020. The increase in cash used in operating activities was mainly driven by an increase in operating loss due to greater overhead expenses along with an increase in accrued expenses related to issuance of Common stock and accrued liabilities for the MicaSense and Measure acquisitions.

Cash used in investing activities during the nine months ended September 30, 2021, was $30,642,236, compared to $70,086 during the same period during 2020. The increase in cash used in our investing activities resulted from the acquisitions of MicaSense and Measure, purchase of property and equipment and building improvements related to the new leased warehouse and corporate offices in Wichita, along with recording capitalized costs associated with the development of the HempOverview and Measure Ground Control platforms.

Cash provided by financing activities during the nine months ended September 30, 2021, was $45,601,182, which compared to $25,488,425 cash used in financing activities during the same period in 2020. The increase in cash provided by our financing activities was due to sales of our Common stock and the exercise of warrants issued in connection with a securities purchase agreement dated August 4, 2020 and the at-the-market Sales Agreement on May 25, 2021, in connection with the Company’s ATM Offering.

Liquidity and Capital Resources

 As of September 30, 2021, we had working capital of $29,269,041 and a loss from operations of $11,379,604 for the period then ended. While there can be no guarantees, we believe cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next year of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

During 2021, we raised capital of $6,313,943 as a result of the sale of 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered on December 31, 2020. Also on February 8, 2021, we received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020. During the period from May 29, 2021, through September 30, 2021, we raised approximately $30,868,703 by utilizing our ATM Offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

We continue to realize losses from operations. However, as a result of our capital raising efforts, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2022. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements

On September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

No change in our internal control over financial reporting occurred during the nine months ended September 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three-month period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s management is in the process of the remediation and improvement of our internal control over financial reporting.

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

Nostrand and Rickerson v. Mooney et al. (Defendants) and AgEagle Aerial Systems, Inc. (Nominal Defendant), Case No. 3:21-cv-00130 (D. Nev.)

As previously disclosed, on March 17, 2021, John Nostrand and Drew Rickerson filed a shareholder derivative complaint against the Company as the nominal defendant, Barrett Mooney, Grant Begley, Luisa Ingargolia, Thomas Gardner, Bret Chilcott, J. Michael Drozd, and Nicole Fernandez-McGovern.  On July 20, 2021, the Plaintiffs in this derivative action filed a voluntary dismissal of the action.

Granja v. AgEagle Aerial Systems Inc. (Nominal Defendant), et al, Case No. 2:21-cv-06056 (C.D. Cal.)

On July 27,2021, a separate shareholder filed a similar derivative complaint against the Company as the nominal defendant and certain of its current and former officers and directors in the U.S. District Court for the Central District of California (Granja v. AgEagle Aerial Systems Inc., et al, Case No. 2:21-cv-06056).  On August 11, 2021, the Plaintiff in this California derivative action filed a voluntary dismissal of the action.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: November 12, 2021	By:	/s/ Brandon Torres Declet
Brandon Torres Declet
Chief Executive Officer & Board Director

Dated: November 12, 2021	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, EVP of Operations and Secretary

