Form 10-K
period 2021-12-31
AgEagle Aerial Systems Inc.
filed 2022-04-12
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $386,867,106.

As of April 12, 2022, there were 81,568,546 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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

 Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly-owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected industry leader offering best-in-class, autonomous unmanned aerial systems (“UAS”) to a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government, among others.

The Company’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when AgEagle acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of nearly 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science.

AgEagle is led by a proven management team with years of drone industry experience. AgEagle's CEO has been appointed to the U.S. Federal Aviation Administration's ("FAA") Advanced Aviation Advisory Committee and Unmanned Aircraft Systems Beyond Visual Line of Sight Aviation Rulemaking Committee. In addition, the Company is participating in the FAA's BEYOND program, AgEagle has played a hands-on role in helping to establish necessary rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

The Company is headquartered in Wichita, Kansas, where it also houses its U.S. manufacturing operations. In addition, AgEagle has business operations in Austin, Texas; Lausanne, Switzerland; Raleigh, North Carolina; Seattle, Washington; and Washington, D.C.

Strategic Acquisitions

MicaSense, Inc.

In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”), based in Seattle, Washington. MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed-wing and multi-rotor drone manufacturers. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products, including Altum-PT, RedEdge-P, RedEdge-MX™ and Atlas Flight, have global distribution in over 75 countries and help growers, land managers and researchers use drone-based imagery to make informed business decisions. More than 100 research publications have featured MicaSense sensor data.

Measure Global, Inc.

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”), a company founded in 2020 with business operations in Washington, D.C. and Austin, Texas. Serving a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (“SaaS”), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. Ground Control serves a world class customer base, including Marathon Pipeline, Los Angeles Police Department, Nationwide Insurance, Rayonier, SECO Energy, Skanska and Syngenta, as well as many other Fortune 500 companies.

As commercial and industrial businesses continue to recover from the impact of the global pandemic, and the use of drones across a wide variety of industries and applications gain greater acceptance, AgEagle believes companies will seek trusted and robust partners capable of providing a one-stop shop for high quality drone solutions that effectively address business challenges. By adding Measure’s advanced software to the AgEagle platform, combined with our sensors and other data capture and analytics innovations, our customers can capitalize on the significant economic, safety and efficiency benefits made possible by drones used at scale.

senseFly, S.A.

In October 2021, the Company acquired senseFly, S.A. and senseFly Inc. (collectively “senseFly”) a global leader in fixed-wing drones that simplify the collection and analysis of geospatial data, allowing professionals to make better and faster decisions. Founded in 2009, senseFly develops and produces a proprietary line of eBee-branded, high performance, fixed-wing drones which have flown more than one million flights around the world. Safe, ultra-light and easy to use, these autonomous drones are utilized by thousands of customers around the world in agriculture, government, engineering, and construction, among other industry verticals, to collect actionable aerial data intelligence. With operations in Lausanne, Switzerland and Raleigh, North Carolina, senseFly’s line of eBee-branded drones have earned distinction as the best-selling commercial fixed-wing drones in the United States over the past three consecutive years, according to data supplied by the FAA; and Flyability has ranked senseFly’s eBee as the top commercial drone in the market for mapping and surveying applications.

In March 2021, the Defense Innovation Unit (“DIU”) sought proposals from UAS vendors and in the brief period the Request for Prototype Proposals was listed on its website, www.sam.gov, DIU received more than 100 responses. From this group, senseFly, along with ten other companies, were selected to participate in the 2.0 program to prototype a new approval process, significantly increasing the variety of UAS capabilities available to all branches of the U.S. military. In October 2021, senseFly was named to the Blue sUAS 2.0 list, published by the U.S. Department of Defense’s (“DoD”) Defense Innovation Unit :(DIU”). The 2.0 project was subsequently created to increase the diversity, capability and affordability of unmanned aerial systems (UAS) on DIU’s “Blue UAS Cleared List,” bringing a greater variety of drones with a wide range of modalities, capabilities and price points. A secondary part of the project involves: 1) an effort to define a common standard across the DoD for UAS vendor onboarding; 2) the means to communicate that standard; and 3) a uniform process to assist authorized vendors in the procurement process.

Subsequent to the end of 2021, senseFly completed DIU’s required testing, evaluation and demonstration process. As a result, the NDAA-compliant eBee TAC™ Unmanned Aerial System was the first approved drone to be added to DIU’s Blue Cleared List as part of the Blue sUAS 2.0 project. Systems added to this list do not require a DoD exception to policy to procure or operate, as they have undergone a cyber-security evaluation, a policy compliance check and were issued the necessary administrative documentation.

Designed specifically for government and military mapping and mission planning applications, the eBee TAC operates in disconnected environments, providing a higher accuracy mobile solution to map and locally share aerial imagery data on rapidly changing field conditions to analyze and provide near real-time situational awareness to ground forces. Weighing only 3.5 pounds and featuring a digital camouflage skin for increased stealth and up to 90 minutes flight time and silent mission mode, the eBee TAC can be rapidly deployed, from assembly to hand-launch, in three minutes by a single user to generate 3D modeling, terrain and thermal maps. eBee TAC is available for purchase on the GSA Schedule Contract #47QTCA18D003G as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”) supplied by Hexagon US Federal and partner Tough Stump Technologies, which also provide extensive training programs for the system.

Our Branded Line of Unmanned Aerial Vehicles

eBee Line of Professional Drones

When AgEagle acquired senseFly in October 2021, the Company gained a diverse portfolio of proprietary fixed-wing drones, which include:

●	eBee Ag – a reliable, affordable drone solution to help farmers, agronomists and service providers map and monitor crops quickly and easily. The eBee Ag and its drone sensor deliver timely plant health insights with accuracy and efficiency that complements precision agriculture workflows. With its dual-purpose Duet M camera, eBee Ag captures accurate RGB and multispectral data from the sky to help users make better decisions on the ground. eBee Ag also features available Real-Time Kinematic (“RTK”) functionality for greater mapping precision. With its available RTK, the agriculture drone can achieve absolute accuracy down to 2.5 cm (1.0 inch) with its RGB camera. Highly-accurate vegetative index maps allow users to understand every acre while managing problematic areas field-wide – before they impact profits. Equipped with its standard battery, eBee Ag is capable of up to 45-minutes of flight. An available endurance battery increases flight times up to 55 minutes — allowing the drone to cover more than 160 hectares (395 acres) in a single flight and save precious time and money when compared with conventional crop scouting.

●	eBee Geo – an affordable fixed-wing mapping drone designed to meet the highest demands of surveyors, civil engineers and GIS professionals worldwide. Built upon more than 10 years of drone mapping experience, eBee Geo is rugged, intuitive to operate and makes surveying and mapping small to large areas faster and more efficient than using terrestrial surveying equipment alone. The data collected can quickly be processed into highly-accurate georeferenced orthomosaics, digital elevation models, digital surface models and high-density point clouds to bring additional value beyond common vectors. Designed to complement the user’s surveying toolkit, eBee Geo comes with everything needed to get started, including professional drone camera technology and eMotion, AgEagle’s flight planning software originally designed and developed by senseFly. With eBee Geo, a user can map up to 160 ha (395 ac) at 120 m (400 ft) with a maximum flight time of 45 minutes. eBee Geo is also available with RTK positioning. Combined with the Company’s purpose-built Sensor Optimized for Drone Applications (“S.O.D.A”.), users are assured of sharp, accurate mapping outputs – even in the harshest conditions.

●	eBee TAC– Designed specifically for government and military mapping and mission planning applications, the eBee TAC operates in disconnected environments, providing a higher accuracy mobile solution to map and locally share aerial imagery data on rapidly changing field conditions to analyze and provide near real-time situational awareness to ground forces. Weighing only 3.5 pounds and featuring a digital camouflage skin for increased stealth and up to 90 minutes flight time and silent mission mode, the eBee TAC can be rapidly deployed, from assembly to hand-launch, in three minutes by a single user to generate 3D modeling, terrain and thermal maps. Each system features National Defense Authorization Act (“NDAA”) compliant drone, sensors and active components, secure extension, Endurance activation, two Endurance batteries, one Pitot Pro-kit, two micro-SD cards with adapters, AES256-bit encryption, pixel camouflage and an IP67 hard transport case with STANAG military standard certification that is lightweight, rugged and dust and water resistant. Camera options include RGB, multispectral and thermal payloads; and the system can also be upgraded to include additional features and payloads.

●	eBee X – the eBee X has been recognized as the fixed-wing drone that revolutionized the unmanned aerial vehicle sector with its ease-of-use and multiple, state-of-the-art sensors designed to suit a wide range of mapping jobs. At just 1.6 kg (3.5 lbs.), eBee X is a lightweight, ultra-portable solution that is easy for a single person to operate. With a unique Endurance Extension option enabling a flight time of up to 90 minutes and single-flight coverage of up to 500 ha at 122m (1,236 acres at 400 ft.), the eBee X is a premium drone that offers users the high-precision of on-demand RTK/PPK for achieving absolute accuracy of down to 1.5 cm (0.6 in) – without ground control points. This capability makes the eBee X ideal for beyond visual line of sight (“BVLOS”) operations, such as long corridor mapping missions for utility companies, expansive crop scouting in agriculture and by enterprise customers who desire a robust and professional drone fleet. eBee X has been approved for BVLOS and/or object oriented programming (“OOP”) in Brazil, Canada, China, Denmark, France, Spain, and Switzerland.

Market Opportunity for UAVs

Drones have transformed from being freelance videographer toys to mission critical inspection tools for enterprise businesses like construction, energy and agriculture. Moreover, the number of use cases for drones has also grown as drone hardware has become more advanced, safe and reliable. Advanced aerial mapping, crop monitoring, publicly safety uses, disaster response and consumer drone deliveries have all become available as the drone industry has matured. According to a September 2021 article published in Robotics Business Review, titled “What is the Future of Robotics? The Commercial Drone Market Provides Clues,” the author shares that, according to the FAA’s website there are over 350,000 commercial drones in the United States, with some of the largest fleets numbering in the hundreds. “Adoption has been primarily driven by the various safety and efficiency benefits that drones provide to industrial jobsites.” He goes on to note that “these hundreds of thousands of drones are now conducting programmed crop scans, completing exterior building inspections and performing thermal scans of solar farms with routine swiftness. They are keeping workers safely away from disaster areas or dangerous construction tasks (i.e., inspecting roofs, scaling scaffolding, climbing utility poles), saving time and resources and protecting human well-being. However, the industry would not have gotten to this point without the help of advanced software solutions.”

Looking ahead, Allied Market Research reports that the global UAV market is projected to reach $70.9 billion by 2030, up from $24.7 billion in 2020, with the North American market expected to be the highest revenue contributor, accounting for $24.2 billion by 2030 – up from $9.8 billion in 2020. Global tech market advisory firm, ABI Research, is predicting even more pronounced growth, suggesting in its 2021 Small Unmanned Aerial Systems: Annual Update that “the drone market is set to be worth $92 billion by 2030, with a compound annual growth rate of 25% over the $9.5 billion in annual revenue for 2020. Of this revenue, 70% is in the commercial sector ($63 billion).

Sensor Solutions

In January 2021, AgEagle acquired MicaSense’s line of high performance, proprietary sensors, which include:

●	Altum-PT – an optimized three-in-one solution for advanced remote sensing and agricultural research. It seamlessly integrates an ultra-high resolution panchromatic imager, a built-in 320X256 radiometric thermal imager and five discrete spectral bands to produce synchronized outputs such as RGB color, crop vigor, heat maps and high resolution panchromatic in just one flight. Offering twice the spatial resolution of the prior Altum™ sensor, Altum-PT, introduced to market in November 2021 empowers users with deeper analytical capabilities and broader, more diverse applications; enable them to discern issues at the plant level, even in the early growth stages; and conduct early stage stand counting, as well as season-long soil monitoring, among other critical uses. Altum-PT also features a global shutter for distortion-free results, open APIs and a new storage device allowing for two captures per second.

●	RedEdge-MX – widely viewed as one of the most flexible sensor solutions on the market, with optimized GSD (ground sample distance, or resolution), a DLS two light sensor, a global shutter for distortion-free images, the ability to generate plant health indexes and RGB (color) images from one flight, and the freedom of platform-agnostic data. The RedEdge-MX is considered the industry gold standard for uses that include phenotyping, crop health mapping, water management, fertilizer management, disease identification, species differentiation, weed detection, advanced crop scouting, terrain modeling and leak scouting, among others.

●	RedEdge-MX Dual Camera Imaging System – a synchronized 10-band solution for advanced remote sensing and agricultural research. This solution seamlessly integrates two five-band cameras, the RedEdge-MX and the RedEdge-MX Blue, capturing 10-band imagery in one flight. The system synchronizes capture of all 10 bands, allowing the creation of multiple indices and deeper analytical insights. During processing, bands from either camera may be used interchangeably. Compatible with DJI drones and industry standard software platforms (Pix4D, Agisoft), this sensor solution ensures that flying with two cameras is just as easy as flying with one and enables direct comparison between satellite and drone data. It is compatible with a wide range of aircraft ranging from large fixed wings to small multirotors; and comes standard with an integration kit for DJI drones. Because the two cameras are both versions of RedEdge-MX, flight planning and data processing can be completed with existing industry-standard tools. The system is plug-and-play and requires no new equipment or upgrading of a user’s software set-up.

●	RedEdge-P – Offering three times the capture speed and twice the spatial resolution of the RedEdge-MX, the all new RedEdge-P, launched in October 2021, builds on the legacy of the rugged, high-quality, multispectral sensor that the industry has come to trust and adds the power of a higher resolution, panchromatic band to double the output data resolution. A single camera solution which is compatible with a wide array of drone aircraft ranging from large fixed wing to small multirotor, RedEdge-P captures calibrated high-resolution multispectral and RGB imagery with an optimized field of view and capture rate for efficient flights. This solution seamlessly integrates a high resolution, all-color imager with synchronized multispectral imagers to enable pixel-aligned outputs at previously unattainable resolutions, while maintaining the efficiency and reliability of its RedEdge™ legacy. Processing of data outputs are enabled through industry standard software platforms, including AgEagle’s Ground Control flight management software. With RedEdge-P, agricultural professionals benefit from a sensor that can enable effective plant counting and spectral analysis of small plants. Likewise, federal, state and local government and commercial forestry enterprises will also benefit from precise, efficient data collection and tree-level analysis as opposed to being limited to analyzing large swaths of land to make critical forestry management decisions.

The acquisition of senseFly also added several sensor solutions, marketed by senseFly, including:

●	Aeria X – a compact drone photogrammetry sensor that offers the ideal blend of size, weight and DSLR-like image quality. It produces stunning image detail and clarity in virtually all light conditions, allowing users to map for more hours per day.

●	Duet M – a high resolution RGB and multispectral mapping camera rig used to create geo-accurate multispectral maps and high resolution digital surface models quickly and easily. This sensor is ideal for water management, such as mapping field drains and areas of compaction; spotting malfunctioning irrigation lines; and evaluating the consistency of plant vigor across a field.

●	Duet T – a rugged dual RGB/thermal mapping camera rig used to create geo-accurate thermal maps and digital surface models quickly and easily. The Duet T includes a high resolution thermal infrared (640 x 512 px) camera and a S.O.D.A. RGB camera.

●	S.O.D.A. – the first photogrammetry camera built for professional use which quickly became an industry standard for drone operators worldwide upon being introduced in 2016. It captures sharp aerial images, across light conditions, with which to produce detailed, vivid orthomosaics and ultra-accurate 3D digital surface models.

●	S.O.D.A. 3D – a professional drone photogrammetry camera that changes orientation during flight to capture three images (two oblique and one nadir) instead of just one, providing for a much wider field of view. It is optimized for quick, robust image processing with Pix4DMapper. Designed specifically for use with the eBee X aircraft, the S.O.D.A. 3D can achieve coverage of vast areas of flat, homogenous terrain (up to 500 ac / 1,235 ac per 122m / 400ft flight). The unique ability of the S.O.D.A. 3D to capture images in two orientations and the resulting wider field of view translates to stunning digital 3D reconstructions in vertically-focused environments. such as urban areas or open-pit mines - anywhere with walls or steep sides. This system of data recording means that less image overlap is needed, resulting in more efficient flights and greater flight coverage, not to mention quicker image processing for results.

●	S.O.D.A. Corridor – a solution that combines the S.O.D.A. photogrammetry sensor with the Company’s eMotion software that helps make corridor mapping easy. With its portrait camera position, Corridor requires 30% fewer images to map the same linear route and is used in road construction, river mapping, coastline mapping, train track planification and pipeline inspection.

Market Opportunity for Sensor Solutions

Sensors for drones are increasingly being used for surveying, mapping and inspections – particularly in the mining, construction, energy, environmental management, agriculture, infrastructure and waste management industries. Moreover, with every new innovation in sensor technologies, the functionality, and the underpinning value proposition of commercial UAS continues to improve and allows for an even wider range of applications.

Due in large measure to increasing demand of drone sensors for mapping services, LiDAR and GPS, the outlook for the drone sensor market is forecasted to grow to $66.6 billion by 2030, according to a January 2022 research report released by Market Research Future. Verified Market Research (VMR) also published its industry research report in January 2022, stating that the global drone sensor market will climb to $60.67 billion by 2028 from $10.88 billion in 2020, representing a compound annual growth rate of 23.97% from 2021 to 2028. Key market drivers in VMR’s report cite adoption of drones across different industry verticals, including agriculture, landscaping and military and defense, as well as a rise in the need for collecting high quality and real-time data insight.

Our Branded Software Solutions

Ground Control

In April 2021, the Company acquired Measure , an aerial intelligence company and developer of a cloud-based, plug-and-play operating system known as Ground Control. Ground Control provides individual pilots and large enterprises with everything they need to completely automate and scale their drone operations workflows. Key capabilities of the technology include autonomous flight control and data collection, program management and compliance, data processing and analysis and integrations with existing customer systems.

Marketed and sold as a SaaS solution and enabled for both iOS and Android mobile devices, Ground Control ensures safe and automated operations while capturing the real-time, data-driven insights necessary to allow its users to reap the full benefits of their drone systems. With end-to-end program management, user-friendly flight control and in-platform data analysis, Ground Control has helped businesses save thousands of hazardous man-hours and realize millions of dollars in operational benefits. Customers include many Fortune 500 companies and both large and small businesses operating within the energy/utilities, media, insurance, first responder, construction and agriculture markets, among many others.

Ground Control has been integrated with several other industry leading UAS technologies, including AgEagle’s own line of proprietary sensors and airframes. In addition, Ground Control’s industry partnerships include integrations with:

●	DJI drone platforms, which work seamlessly with Ground Control’s flight app and permits users to sync flights flown with the DJI Go app and use DJI Geo Unlock;

●	Parrot’s ANAFI, ANAFI USA and ANAFI Thermal drone platforms, which pair ANAFI’s rapid deployment and ease of operation with Ground Control’s standard flight tools, as well as enable users to tailor and expand their use through selection of additional program management and data processing capabilities;

●	Pix4D software, which makes it easy to create high quality orthomosaics, digital surface models and control maps in the Ground Control platform;

●	Scopito drone data analysis software, which provides Ground Control customers with easy-to-use drone inspection data delivered in an interactive webmap; and

●	Wing’s OpenSky airspace access app, which empowers drone flyers to abide by airspace rules and regulations and request authorization to fly in controlled airspace in near real-time wherever OpenSky is available.

eMotion

With the acquisition of senseFly in October 2021, AgEagle expanded its line of proprietary drone flight and data management solutions with the addition of eMotion. With eMotion, flights are built using intuitive mission blocks and flight modes. Users simply need to choose a block (aerial mapping, corridor, etc.), highlight the region they want to map, define key settings, and eMotion auto-generates the drone’s flight plan. Multi-flight missions are supported, and the software’s full 3D environment adds a new dimension to drone flight management, helping users to plan, simulate and control the drone’s trajectory for safer flights, more consistent performance and improved data quality. Moreover, eMotion’s built-in Flight Data Manager automatically handles the georeferencing and preparation of images requires for post-processing in software such as Pix4Dmapper. Connecting wirelessly to a user’s drone, to industry cloud solutions, to survey-grade base stations, and to airspace and live weather data, eMotion is advanced, scalable drone software that anyone can use.

HempOverview Technology

As one of the agriculture industry’s leading pioneers of advanced aerial-image-based data collection and analytics solutions, AgEagle leveraged our expertise to champion the use of proven, advanced web- and map-based technologies as a means to streamline and ultimately standardize hemp cultivation in the United States. Growers need to be registered/permitted; crops need to be monitored and inspected; and enforcement operations must be established to ensure compliance with state and federal mandates. Through HempOverview, we believe that AgEagle represents the first agriculture technology company to bring to market an advanced agtech solution that is designed to meet the unique complexities and vigorous oversight, compliance and enforcement demands of the emerging American hemp industry and the unique needs and demands of its key stakeholders.

HempOverview comprises four modules:

1)	Registration: secure, scalable software to handle all farmer and processer application and licensing matters.

2)	Best Management Practices: iterative, intelligent data collection and analysis utilizing satellite imagery and advanced, proprietary algorithms to help farmers reduce input costs, avoid missteps, detect pest impacts and monitor water usage.

3)	Oversight and Enforcement: integration of data management and satellite imagery to provide continuous monitoring of all hemp fields in the state, predict and respond to issues and assist in proper crop testing.

4)	Reporting: generation of actionable reports for the United States Department of Agriculture (“USDA”) requirements, legislative oversight and support of research institutions.

In November 2019, the Florida Department of Agriculture and Consumer Services (“FDACS”) licensed the HempOverview solution to manage its online application submission and registration process for hemp growers and their farms and hemp fields in the State of Florida for the years 2020, 2021 and 2022. In June 2021, the State of Florida expanded its licensing of the HempOverview platform to provide for access to all four of the modules. FDACS also tasked AgEagle with developing a custom registration software platform to enhance communications, licensing and general compliance relating to the oversight and protection of more than 500 endangered and commercially exploited wild plants native to Florida. For instance, in an effort to curb exploitation of saw palmetto, a plant whose extract is used in herbal supplements often marketed for its urinary tract and prostate health benefits, FDACS requires harvesters and sellers of saw palmetto berries to obtain a Native Plant Harvesting Permit. According to a related FDACS notice, “Widespread gathering of these berries is depleting a wildlife food source and threatening the stability of some ecosystems.”

In January 2021, the Iowa Department of Agriculture and Land Stewardship also licensed the HempOverview platform to manage the state’s online registration, payment processing, comprehensive data collection and compliance oversight for the 2021, 2022 and 2023 planting seasons.

FarmLens™

In 2018, we acquired FarmLens™ (“FarmLens”), a subscription cloud analytics service that processes data, primarily collected with a drone and makes such data actionable by farmers and agronomists. Our user-friendly FarmLens solution can easily and quickly stitch virtually thousands of high-resolution, multispectral images together to produce detailed prescription maps for everything from disease and pest infestations to weather impact and improper irrigation – all before these issues can be detected by the naked eye and at materially lower costs than satellite imagery or manned aircraft flyovers.

Used as a PC-based system or on any mobile device, FarmLens helps users save time and eliminates technological hassles and costly computing requirements. The FarmLens platform has benefitted us and our shareholders by allowing us to develop important vertically integrated products and services with our drone-enabled software technologies, including HempOverview. FarmLens is currently sold by AgEagle as a subscription service and offered either standalone or in a bundle with drone platforms manufactured by leading drone providers.

Market Opportunity for Drone Software Solutions

  Rapid adoption of UAS for commercial and military purposes continues to fuel the growth of the global drone software market, with particularly robust demand for applications that include mapping and surveillance, agriculture and precision farming, academic research, infrastructure inspection and maintenance, search and rescue and shipping and delivery are expected In a October 2021 market study published by Global Industry Analysts, the world’s only influencer-driven market research company estimated the global market for drone software was $5.7 billion in 2020 and is projected to reach a revised size of $21.9 billion by 2026, growing at a CAGR of 24.7% over the forecast period.

Market Opportunity for U.S. Industrial Hemp and Hemp-Derived CBD

Data Bridge Market Research released a report in January 2022, forecasting that the industrial hemp market will reach $21.2 billion by 2027, representing a compound annual growth rate of 21.02% in its forecast period 2020 through 2027. According to the research firm, the growing preference for eco-friendly products in thermal insulation, construction markets, fiberglass alternatives and automotive products is expected to drive the market through its forecast period. While not as bullish, Grand View Research reported in October 2021 its outlook for the industry, projecting that the global industrial hemp market will reach $12.01 billion by 2028 due to increased use of hemp oil in food and beverage products, as well as increased demand for high quality cosmetics, personal care products and protein supplements. However, Grand View Research also noted the market in North America is expected to register the fastest volume-based CAGR of 21.2% through 2028 primarily due to rising demand for hemp in the automotive industry for manufacturing panels as an alternative to fiberglass.

On February 17, 2022, the USDA released its first National Hemp Report with data on planted and harvested area, yields per acre, production and value of industrial hemp, based on a survey sent to 20,501 producers. The report formed a benchmark for the crop and help farmers decide how much and what type of hemp to grow.

Our Manufacturing Services

For the past several years, security experts have expressed concerns that UAVs made in China or other adversarial countries could be used to spy on U.S. interest by exfiltration of data back to the country of origin. In fact, in May 2019, the U.S. Department of Homeland Security warned in an alert that drones are a potential risk to an organization’s information.

Data released by Drone Industry Insights in late 2019 revealed that China-based Da Jiang Innovations (“DJI”) accounted for about 70% of all drone sales worldwide – and up to 80% of the U.S. market (Source: https://droneii.com/product/chinese- drone-market-report). Citing the threat of Chinese manufacturers, the U.S. General Services Administration (“GSA”) announced in January 2021 that it will no longer include Chinese drones in its suite of offerings as of February 1, 2021. The press release stated, “GSA has recently determined that, due to the significant risk associated with offering drones under GSA’s Multiple Award Schedules (“MAS”) program, it will remove all drones as defined by 49 USC Ch. 448 from MAS contracts, except those drones approved by the Department of Defense (“DoD”) Defense Innovation Unit (“DIU”) through its Blue sUAS Program. DIU’s Blue sUAS Program, is a program that provides secure, trusted, small drone capability to the U.S. government and matures the market for American-made small drones. (Source: https://interact.gsa.gov/blog/removal-drones-gsa-multiple-award-schedule-contracts).

In October 2020, the Department of Justice also recently banned the use of agency grants to purchase drones and other unmanned aerial systems from foreign groups; and the federal government is not likely to stop these limited policy bans. Congress has already taken steps to check DJI’s ability to operate in the U.S. and it is considering more. It effectively cemented the Defense Department’s ban into law in the National Defense Authorization Act for 2020. Congress has also considered broader bans, such as the draft American Security Drone Act of 2021, which would bar any federal agency from acquiring Chinese drones or drones made with Chinese components; and would also codify the different policy prohibitions on using federal grant money to buy Chinese drones and components – an aspect of the law clearly aimed at curbing use of the technology at the state and local levels.

AgEagle believes that these measures to ban China-manufactured drones and components has fueled and will continue to. fuel, demand for “Made in America” drones and components, creating a significant opportunity for U.S.-based drone manufacturers, like AgEagle. Consequently, it is our intention to establish best industry practices and define quality standards for manufacturing, assembly, design/engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita facility.

We will work to optimize our own proprietary designs and customer requirements to meet scalable manufacturing requirements, mission capabilities and equipment specifications. Within this framework, we expect to develop products with feedback and input from manufacturing, quality, supply chain managers, key suppliers, logistics personnel and our customers. We will incorporate this input into product designs in an effort to maximize efficiencies and quality of our products, while minimizing time to market. As a result, we believe that we will achieve a take a product from its design phase to full scale production deliveries while achieving high reliability, quality, and safety yields.

BEYOND Program- Integrating UAVs into National Airspace

In November 2020, AgEagle was selected as an industry partner in the next phase of the U.S. Department of Transportation’s (“US DOT”) Unmanned Aircraft System Integration Pilot Program (“IPP”), known as the BEYOND program. The original IPP was launched through a Presidential Memorandum in October 2017 with nine regional participants. The IPP participants and their industry partners used innovative strategies to craft successful safety cases to operate drones under FAA’s existing regulations. On October 30, 2020, the US DOT announced that the three-year IPP successfully concluded on October 25, 2020. In the release, U.S. Chief Technology Officer Michael Kratsios noted, “The IPP propelled the American drone industry forward, allowing for unprecedented expansions in testing and operations through innovative private-public partnerships across the country. Now, the BEYOND program will build upon this success, tackling the next big challenges facing drone integration.”

Eight of the nine state, local and tribal governments that participated in the original program signed new agreements with the FAA to participate in the BEYOND program, including the Kansas Department of Transportation (KDOT). AgEagle was selected by KDOT to serve as an industry partner in the BEYOND program to help solve key challenges including:

●	Beyond Visual Line of Sight (“BVLOS”) operations that are repeatable, scalable and economically viable with specific emphasis on infrastructure inspection, public operations and small package delivery;

●	Leveraging industry operations to better analyze and quantify the societal and economic benefits of unmanned aerial systems (“UAS”) operations; and

●	Focusing on community engagement efforts to collect, analyze and address community concerns.

  We believe that once the FAA ultimately determines and approves final regulations allowing for safe integration of commercial UAVs flown BVLOS into the U.S. airspace, the promising growth of drone delivery solutions is sure to take flight; and there has been positive developments in this regard.

While it is our intention to continue identifying, pursuing and winning contract design, manufacturing, assembly and testing of drone delivery platforms with key industry partners, it is also our intention to design, develop and bring to market our own proprietary, end-to-end drone solutions. Participating in the BEYOND program will empower AgEagle to lead select pilot projects in key areas of interest to us.

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

1.	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

2.	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

3.	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence will cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in artificial intelligence-enabled robotics and data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita-based manufacturing operations.

●	AgEagle is more than just customer- and product-centric, we are obsessed with innovation and knowing the needs of our customers before they do – We are focused on capitalizing on our specialized expertise in innovating and commercializing advanced drone, sensor and software technologies to provide our existing and future customers with autonomous robotic solutions that meet the highest possible safety and operational standards and fit their specific business needs. We have established three Centers of Excellence that our leadership has challenged to cross-pollinate ideas, industry insights and interdisciplinary skillsets to generate intelligent autonomous solutions that efficiently leverage our expertise in robotics, automation and manufacturing to solve problems for our customers, irrespective of the industry sector in which they may operate.

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones, pioneered by senseFly, have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, among just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by MicaSense, have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for a who’s who of Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	Our eBee TAC UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We are of the belief that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company in 2022, positively impacting our financial performance in the years ahead.

●	Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration and consolidation of our 2021 acquisitions, we believe we can leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

●	Leading-edge research, regulatory guidance and pilot programs – In order to propel functional commercial applications of drone solutions in real world, real-time environments, and to best aid in the determination and ultimate adoption of a regulatory framework to guide and direct mainstream commercial use of drones beyond visual line of sight, AgEagle is a participant in the FAA’s BEYOND program in Kansas, and is engaged in partnering with other leading drone solutions companies on pilot projects with long-term commercial potential.

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

More specifically, the 2018 Farm Bill authorizes state departments of agriculture, including agencies representing the District of Columbia, the Commonwealth of Puerto Rico and any other territory or possession of the United States, and Indian tribal governments, to submit plans to the USDA applying for primary regulatory authority over the production of hemp in their respective state or tribal territory. For more information on state and tribal nation plan submissions, please visit https://www.ams.usda.gov/rules-regulations/hemp/state-and-tribal-plan-review.

As of February 1, 2022, forty-five states, two U.S. territories and forty-six tribal nations have had their hemp production plans approved by the USDA, and five states will continue to operate their hemp production plans in accordance with the 2014 pilot guidelines issued by the National Institute of Food and Agriculture, which handles the extramural research aspects of industrial hemp cultivation.

Recent FAA Regulatory Updates

On March 10, 2022, the FAA’s Unmanned Aircraft Systems BVLOS Aviation Rulemaking Committee (“ARC”) – a committee on which AgEagle’s Chief Executive Officer (“CEO”) serves as a member – tendered its final report to the Federal Aviation Administration, recommending significant changes to the FAA’s regulations for UAS. As the FAA recognized in prescribing this committee’s original charter in June 2021, “the UAS capability to fly without the pilot onboard, and indeed beyond the pilot’s visual line-of-sight, is what offers the most societal benefits[,]” yet this practice is largely prohibited under existing regulations and has only been permitted on a very limited case-by-case basis through FAA waivers. The central mission of the ARC, therefore, was to develop recommendations for regulations that would better support and promote the development of BVLOS operations.

To that end, the ARC suggested several broad changes to ensure the safe expansion of BVLOS UAS operations. First and foremost, the ARC proposed that the FAA reframe its regulations based on the level of risk acceptable in the use of UAS broadly, rather than trying to create regulations to address specific types of operations. The goal of this approach would be to eliminate the kind of inconsistencies and opacity that may result from the case-by-case waiver approach the FAA has adopted to date. Such an approach, the ARC concluded, would provide “clear guidance for the industry and regulators” while allowing operators to determine the means of compliance that best fit their operations, whether that be “through qualitative or quantitative methods, or a hybrid approach.”

The ARC’s proposal also includes new rules regarding the right of way. In areas considered “Shielded” (within 100 feet of a structure or a critical infrastructure), UAS will have the right of way over other forms of aircraft. Under this proposed rule, UAS will enjoy an operational space that is largely free of crewed aircraft, as a UAS that is operating within the boundaries of a structure or obstacle “would be considered part of the structure/obstacle.” The ARC is aware of the undeniable benefits that drone technology offers for the inspection and monitoring of infrastructure and property, as reflected in the proposed rulemaking.

Separately, whether a crewed aircraft must yield to a UAS in “Non-Shielded” areas that are low altitude (below 400 feet) will depend on whether the crewed aircraft is equipped with an Automatic Dependent Surveillance-Broadcast (ADS-B) transmitter or Traffic Awareness Beacon System (“TABS”) broadcasting their position. If so, then the Automatic Dependent Surveillance-B (“ADS-B”) equipped crewed aircraft will have the right of way over drones in nonshielded low-altitude areas; but if the crewed aircraft is not equipped with ADS-B or TABS, then the drone maintains the right of way in those areas. The ARC stated that the purpose of this rule is to improve safety by encouraging the use of ADS-B and TABS systems in low-altitude areas.

While the FAA has recently imposed strict rules on drone operations by requiring they broadcast remote ID information, the ARC’s proposal reflects a desire to loosen the regulations in other areas. Very soon, drone manufacturers and operators will be required to comply with the new Remote ID rule (there is a compliance date of September 16, 2022, for manufacturers, and September 16, 2023, for operators). The ARC’s proposal, if codified, will undoubtedly create exciting new opportunities for drone operators within the United States.

Suppliers

In 2021 and 2020, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed-wing drones, such as MicaSense. On January 26, 2021, the Company and AgEagle Sensor Systems, Inc., a wholly-owned subsidiary of the Company (the “Buyer”), entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “Sellers”) pursuant to which the Buyer agreed to acquire 100% of the issued and outstanding capital stock of MicaSense, Inc. (“MicaSense”) from the Sellers. The transaction closed on January 27, 2021. MicaSense manufactures and sells drone sensors for vegetation mapping and other drone applications.

As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market. In addition, we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. In 2020, we experienced some supply chain delays due primarily to logistical issues relating to COVID-19 shutdown mandates. Unfortunately, we do anticipate encountering potential delays in 2022 for the same reason.

Segment Reporting

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Type	2021	2020
Drones and Custom Manufacturing	$2,428,858	$1,218,735
Sensors	6,793,727	—
SaaS	538,367	66,648
Total	$9,760,952	$1,285,383

Research and Development

Research and development activities are part of our business, and we follow a disciplined approach to investing our resources to create new drone technologies and solutions. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support current desired technological capabilities in the markets we serve. Our research includes the expansion of our wing products, providing for developing a portfolio of UAVs, sensors and ongoing software platform development costs, as well as other technological solutions to problems to which our existing and prospective customers must confront.

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

Recent Developments

Organizational History

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc.” and then to “AgEagle Aerial, Inc.” Prior to this merger all of the EnerJex operations were conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in its wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven. As of December 31, 2021, the Company continues with the wholly-owned subsidiaries, AgEagle Aerial, Inc. and EnerJex Kansas, Inc.

On January 27, 2021 (“MicaSense Acquisition Date”), we entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense, Inc. from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. Upon completion of the MicaSense Acquisition, MicaSense became a 100% wholly-owned subsidiary of the Company.

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as representative of the sellers, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure Global, Inc. (“Measure”) from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. Upon completion of the Measure Acquisition, Measure became a 100% wholly-owned subsidiary of the Company.

On October 18, 2021 (the “senseFly S.A. Acquisition Date”), the Company entered into a stock purchase agreement with Parrot Drones S.A.S. pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot Drones S.A.S. (the “senseFly S.A. Purchase Agreement”) The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. Upon completion of the senseFly S.A.S. Acquisition, senseFly Inc. became a 100% wholly-owned subsidiary of the Company.

On October 18, 2021 (the “senseFly Inc. Acquisition Date), AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment.

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

Employees

As of March 31, 2022, we employed 121 full-time and 3 part-time employees.

Intellectual Property

We currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. We consider our UAV and sensor manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company.

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

AgEagle’s drone, sensor and software technologies are and will be sold in new and rapidly evolving markets. The commercial UAV industry is in the early stages of customer adoption and the FAA’s definition of regulations relating to the integration of commercial drones into the U.S. airspace is still ill-defined but advancing. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our drone systems and solutions will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

Through our wholly-owned subsidiary, AgEagle Aerial, Inc., we have been operating for over ten years, but it not until recently that we have acquired the latest go-to-market airframes, sensors and software technologies. We are currently still in the business development stage of our products and commercial sales, and accordingly, we cannot guarantee that we will become profitable. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect its business, including our ability to raise additional funds.

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

Until such time, if ever, that we can generate sufficient revenue and achieve profitability, we expect to seek to finance future cash needs through equity or debt financings or corporate collaborations and/or strategic arrangements. On May 25, 2021, the Company entered into an at-the-market Sales Agreement (the "ATM Sales Agreement") with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents (the "Agents"), in connection with the offer and sale from time to time of up to $100,000,000 of shares of the Company's Common Stock (the "ATM Shares"), through an at-the-market equity offering program (the "ATM Offering"). If we are unable to raise additional capital, we may have to delay, curtail or eliminate commercializing, marketing and selling one or more of our solutions. During the period from May 26, 2021 through December 31, 2021, the Company sold 5,705,877 shares of its Common Stock, par value $0.001, at a stock price between $5.00 and $6.30 per share, for proceeds of $30,868,703, net of issuance costs of $954,707.

Product development is a long, expensive and uncertain process.

The development of both UAV software and hardware is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process. We anticipate making significant investments in research and development relating to our products and technology services, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and may negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Although we have successfully acquired our fully-developed go-to-market UAV systems sensor and software technology solutions which we offer for sale or subscription, we may still fail to achieve commercial success for several reasons, including, among others, the following:

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

Our success in the market for the products and services we develop will depend largely on our ability to properly demonstrate their capabilities. Upon demonstration, our solutions may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with our competitor; or may not feel there is a significant need for the products we develop. As a result, significant revenue from our current and new product investments may not be achieved for several years, if at all that will result in profitability to the Company.

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

Our intellectual property and proprietary rights are important to our ability to remain competitive and successful in the development of our products and to our future growth potential. Patent protection can be limited and not all intellectual property can be patented. We expect to rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality and non-disclosure agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We currently only have a limited amount of granted patent or copyright protections, we must rely on trade secrets and nondisclosure agreements, which provide limited protections. As a result, our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors.

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

We do not believe that our technologies infringe on the proprietary rights of any third party; however, claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to its ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

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

We acquire most of the components for the manufacture of our products from suppliers. Suppliers of some of the components may require us to place orders with significant lead-times to assure supply in accordance with its manufacturing requirements and enter into agreements specifically for our technological services business. Delays in supply may significantly hurt our ability to fulfill our contractual obligations and may significantly hurt our business and result of operations. In addition, we may not be able to continue to obtain such components from these suppliers on satisfactory commercial terms. Disruptions of its manufacturing operations would ensue if we were required to obtain components from alternative sources, which would have an adverse effect on our business, results of operations and financial condition.

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

Our future growth depends on our gaining market acceptance and regular production orders for our products and services. Our marketing plan includes attendance at trade shows, conducting private demonstrations, advertising, public relations, promotional materials and advertising campaigns in print and/or broadcast media. In addition, our marketing plan incorporates strategies to nurture, expand and leverage our global reseller network and relationships with government and defense contractors to achieve greater market penetration in the commercial and government/military verticals. In the event we are not successful in obtaining a significant volume of orders for our products and technology services, we will face significant obstacles in expanding our business. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

Our operating margins may be negatively impacted by reduction in sales or an increase in the cost of products sold.

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

On March 10, 2022, the FAA’s Unmanned Aircraft Systems Beyond Visual Line of Sight Aviation Rulemaking Committee (“ARC”) issued its final report to the FAA. In terms of key recommendations, the ARC recommends that the FAA set an acceptable level of risk (ALR) for UAS that is consistent across all types of operations being performed. The ARC envisions that this approach will allow the FAA to adopt a common and consistent set of regulations and guidance, giving operators the flexibility to meet the ALR through qualitative or quantitative methods, or a hybrid approach. Next, the ARC recommends a series of modifications to the right of way rules in Low Altitude Shielded Areas (within 100’ of a structure or critical infrastructure as defined in 42 U.S.C. § 5195c)2 and in Low Altitude Non-Shielded Areas (below 400’) to accommodate uncrewed aircraft (“UA”) operations. Specifically, the ARC recommends several amendments to Right of Way rules to:

●	allow automatic means for see-and-avoid responsibility;

●	give UA right of way in Shielded Areas;

●	give UA right of way over crewed aircraft that are not equipped with ADS-B or TABS in Non-Shielded Low Altitude Areas; and

●	give crewed aircraft that are equipped with ADS-B or TABS (and broadcasting their position) right of way in Non-Shielded Low Altitude Areas.

The ARC also recommends an approach to operator qualification that would extend Part 107, Remote Pilot Certificate with Small UAS Rating, to cover topics associated with Extended Visual Line of Sight (EVLOS) and shielded UAS operations. The recommendation creates a new Remote Pilot certificate rating to cover BVLOS operations beyond the scope of the extended Part 107 rating. The examination for both ratings would consist of a knowledge test on relevant areas, while practical training and qualifications would be tied to new Remote Air Carrier and Remote Operating certificates, which would be required for most commercial 1-to-many operations. The qualifications would be based on specific UA systems, Use Cases, and operational restrictions.

In addition, the ARC recommends that the FAA establish a new BVLOS Rule which includes a process for qualification of UA and UAS, applicable to aircraft up to 800,000 ft-lb of kinetic energy (in accordance with the Operation Risk Matrix).

Finally, the ARC recommends that the FAA adopt a non-mandatory regulatory scheme for third party services to be used in support of UAS BVLOS operations. In addition to its recommendations, the ARC identified certain issues relevant to UAS BVLOS operations that are beyond this ARC’s scope, but which are identified in this report as considerations for future ARCs to address. Similarly, the ARC also identified several issues that are beyond the FAA’s scope of authority. However, these recommendations are in the interest of providing a full framework of actions and policies to promote safe and widespread adoption of UAS BVLOS activities.

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

Cyber-attacks or other breaches of technology platforms or IT security may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our technology platforms and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors in the defense electronics market. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of technology platforms or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

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

For instance, Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets. Although our business does not have any direct exposure to Russia or the adjoining geographic regions, the extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

Our business may be adversely affected by the ongoing coronavirus pandemic.

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

In addition, as a result of the pandemic, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been impacted. If either we or any third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products.

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

Risks Associated with Our Capital Stock

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers;

●	the loss or unanticipated underperformance of our global distribution channel;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	conditions in the UAV, domestic hemp cultivation and drone-enabled package delivery industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions, including Russia’s invasion of Ukraine.

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

We incur increased costs as a result of operating as a public reporting company, and our management is required to devote substantial time to new compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses not otherwise incurred by a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2021, the Company is a party to the following non-cancellable operating leases for manufacturing facilities and office space:

Location	Purpose	Initial Term (months)	Lease Expiration Date
8863 E. 34th Street, North Wichita, Kansas	Manufacturing Facility & Corporate Headquarters	36	October 31, 2023
Route de Genève 38 1033 Cheseaux-sur-Lausanne, Switzerland	Distribution & Assembly Facility & Offices	60	April 30, 2023
10107 Division Drive Raleigh, North Carolina	Offices	60	December 31, 2022
600 Congress Avenue Austin, Texas	Offices	17	December 31, 2022
1701 Rhode Island Avenue NW Washington, DC	Offices	15	December 31, 2022
1300 N. Northlake Way Seattle, Washington	Offices	60	January 2026

As of December 31, 2021, the Company held properties in Lausanne, Switzerland; Raleigh, NC; Austin, TX; Washington, DC; Seattle, WA represent non-cancelable lease obligations assumed by the Company as a result of its 2021 business acquisitions of senseFly S.A., senseFly Inc. Measure Global Inc, and MicaSense, Inc., respectively.

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

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as a large portion of our first quarter in 2022, of as reported by the New York Stock Exchange.

2022	High	Low
First Quarter (through March 31, 2022)	$1.76	$0.91

2021	High	Low
First Quarter	$15.69	$5.47
Second Quarter	$8.35	$4.06
Third Quarter	$5.01	$2.94
Fourth Quarter	$3.05	$1.53

2020	High	Low
First Quarter	$0.72	$0.30
Second Quarter	$2.30	$0.34
Third Quarter	$3.42	$1.15
Fourth Quarter	$7.93	$1.98

As of March 31, 2022, we had approximately 367 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

Dividend Policy

We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan

The following table provides information as of December 31, 2021 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,688,917	$1.98	4,639,733
Equity compensation plans not approved by security holders	—	—	—
Total	3,688,917	$1.98	4,639,733

 Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not required for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly-owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected industry leader offering best-in-class, autonomous unmanned aerial systems (UAS) to a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government, among others.

The Company’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when AgEagle acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products, an established global network of nearly 200 UAS resellers, and enterprise customers worldwide, these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science.

AgEagle is led by a proven management team with years of drone industry experience. In view of AgEagle’s CEO’s appointment to the U.S. Federal Aviation Administration’s (FAA) Advanced Aviation Advisory Committee and Unmanned Aircraft Systems Beyond Visual Line of Sight Aviation Rulemaking Committee, in addition to, and the Company’s participation in the FAA’s BEYOND program, AgEagle has played a hands-on role in helping to establish necessary rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

The Company is headquartered in Wichita, Kansas, where it also houses its U.S. manufacturing operations. In addition, AgEagle has business operations in Austin, Texas; Lausanne, Switzerland; Raleigh, North Carolina; Seattle, Washington; and Washington, D.C.

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

1.	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

2.	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

3.	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence will cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in artificial intelligence-enabled robotics and data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita-based and Swiss manufacturing operations.

●	AgEagle is more than just customer- and product-centric, we are obsessed with innovation and knowing the needs of our customers before they do – We are focused on capitalizing on our specialized expertise in innovating and commercializing advanced drone, sensor and software technologies to provide our existing and future customers with autonomous robotic solutions that meet the highest possible safety and operational standards and fit their specific business needs. We have established three Centers of Excellence that our leadership has challenged to cross-pollinate ideas, industry insights and interdisciplinary skillsets to generate intelligent autonomous solutions that efficiently leverage our expertise in robotics, automation and manufacturing to solve problems for our customers, irrespective of the industry sector in which they may operate.

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones, pioneered by senseFly, have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, among just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by MicaSense, have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for a who’s who of Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

Impact of COVID-19 On Our Business Operations

The outbreak of the novel coronavirus (“COVID-19”) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

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

In addition, as a result of the pandemic, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been impacted. If either we or any third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects can have a material impact on our operations.

During the year ended December 31, 2021, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our large ecommerce client. As a consequence, significant inventory purchases were made in 2021 in order to secure the manufacturing of our products in an effort to prevent delays in 2022. This is an on-going situation that we continue to monitor closely.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, accounting for stock-based awards, and income taxes. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

 The majority of our revenue is generated pursuant to written contractual arrangements to develop, manufacture and/or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications. These contracts are fixed price, and we account for all revenue contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under fixed-price contracts, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit or could incur a loss. We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services and recognize revenue under the new standard as costs are incurred. Under previous US GAAP revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on our UAVS contracts. The new standard does not affect revenue recognition for purposes of our UAVS, sensor or software subscription sales as each of the Company’s revenue transactions represent a single performance obligation that is satisfied at a point in time or monthly subscription fees which are recognized ratably over the subscription period, as defined in the new ASU. Accordingly, the Company recognizes revenue for small UAS product contracts with customers at the point in time when the transfer of control passes to the customer, which is generally upon shipping.

Inventories and Provision for Obsolescence

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

Business Combinations

The Company records acquisitions pursuant to ASC Topic 805, Business Combinations, (“ASC 805”). The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations and comprehensive loss from the respective dates of acquisition.

Goodwill and Intangible Assets

 Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology, and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from three to five years.

In accordance with ASC Topic 350-40, Software - Internal-Use Software (“ASC 350-40”), the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-15”). In evaluating intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted net cash flows are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.

Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

As of December 31, 2021 and 2020, our goodwill balance was $64.9 million and $3.1 million, respectively. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results.

We use both qualitative and quantitative approaches when testing goodwill for impairment. To perform a qualitative assessment, we review events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill. If the qualitative assessment indicates that a goodwill impairment may exist, or we decide not to perform a qualitative assessment, we proceed to perform a quantitative assessment. To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance.

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

During the fourth quarter 2021, we performed our annual goodwill and finite-lived intangible assets impairment tests for our three reporting units. The results of these tests indicated that the Company’s Drones and Custom Manufacturing and Sensors reporting units exceeded their respective carrying amounts, while the fair value of the SaaS reporting unit was less than its carrying amount reflected in the consolidated balance sheets. Accordingly, the Company recorded a $12,357,921 goodwill impairment charge on its SaaS reporting unit during the fourth quarter of 2021. The results of these tests indicated that for our reporting units no impairment charges were necessary related to our finite-intangibles assets of $13,565,494.

As of December 31, 2020, we performed our annual goodwill and finite-lived intangible assets impairment tests for our Drones and Custom Manufacturing and SaaS reporting units. The results of these tests indicated that for these reporting units no impairment charges existed for the recorded goodwill of $3,108,000 or the related finite-intangibles assets of $440,000.

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

Results of Operations

Year Ended December 31, 2021 as Compared to Year Ended December 31, 2020

For the year ended December 31, 2021, revenues were $9,760,952 as compared to $1,285,383 during the year ended December 31, 2020, an increase of $8,475,569, or 659%. The increase was primarily attributable to the new revenues derived from the acquisition of MicaSense, Measure and senseFly businesses. The largest increase can be attributed to our strong sensor sales related specifically to the Altum™, RedEdge-MX™, and RedEdge-MX™ Blue, followed by new sales associated with ebee products. In addition, revenue growth was also positively impacted by increased sales of our SaaS subscription services related to the HempOverview, Ground Control and Atlas Flight platforms which accounted for subscription and licensing sales to various enterprise customers and the states of Iowa and Florida.

For the year ended December 31, 2021, cost of sales was $5,504,708 as compared to $711,650 for the year ended December 31, 2020, an increase of $4,793,058, or 674%. We had a gross profit of $4,256,244, or 44% and $573,733 or 45%, respectively, for the years ended December 31, 2021, and 2020, a decrease in our profit margins of 2%. The primary factors contributing to the increase in our cost of sales and decrease in gross profit margin were (i) due to the increase in our cost of components and parts, and (ii) discontinuation of certain of our older sensors and airframes that the Company will no longer be able to sell due to lack of sourcing of certain critical components needed to produce these products.

For the year ended December 31, 2021, operating expenses were $34,549,016, as compared to $5,505,040 for the year ended December 31, 2020, an increase of $29,043,976, or 528%. Operating expenses comprise general and administrative, professional fees, sales and marketing, and research and development, and goodwill impairment. For the year ended December 31, 2021, general and administrative expenses were $12,260,610 as compared to $2,732,274 for the year ended December 31, 2020, an increase of $9,528,336, or 350%. The increase was primarily due to costs for additional payroll and bonus payments associated with new hires and existing employees for the MicaSense, Measure and senseFly acquisitions (“Business Acquisitions”), and stock compensation expenses related to employees and directors, ERP and related implementation costs, rent cost associated with our new leases for Wichita, Seattle, Washington D.C., Austin, Switzerland and Raleigh offices, and additional amortization expense associated with the intangibles acquired as part of the recent Business Acquisitions and platform development costs. For the year ended December 31, 2021, professional fees were $2,696,800 as compared to $2,703,371, a decrease of $6,571 for the year ended December 31, 2020, or less than 1%. This was mainly due to similar consulting, legal and stock-compensation costs as in the prior year. Also included in our operating expenses were sales and marketing costs that increased to $3,150,886 from $40,003 in the prior year's comparable period due to addition of the MicaSense, Measure and senseFly sales and marketing teams, hiring of additional employees and related business development consultants. Lastly, we recorded research and development expenses totaled $4,082,799 as compared to $29,392 for the year ended December 31, 2020, an increase of $4,053,407, or 1,379%. The increase was mainly due to the MicaSense, Measure and senseFly acquisitions costs incurred for the development of new airframe, sensor and software technologies. We recorded a $12,357,921 goodwill impairment charge related to our SaaS reporting unit in the fourth quarter of 2021. The impairment charge considered lower than forecasted sales and profitability along with declining markets conditions and changes in our technologies.

For the year ended December 31, 2021, other income, net was $184,092 as compared to other expense, net of $1,143 for the year ended December 31, 2020. The change was primarily attributable to the loan owed under the Paycheck Protection Program ("PPP Loan") for AgEagle, offset by grant income for Measure contracts.

For the year ended December 31, 2021, the Company incurred a net loss of $30,108,680 as compared to a net loss of $4,932,540 for the year ended December 31, 2020, an increase of $25,176,230, or 510%. The overall increase in net loss was primarily attributable to greater operating and transactional costs as a result of the acquisitions. In addition, in order to achieve our long-term growth strategies additional resources and investments will be required as we continue to address these shifts by developing new platforms, products and services that support prevailing growth opportunities.

Cash Flows

Year ended December 31, 2021 as Compared to the Year ended December 31, 2020

As of December 31, 2021, cash on hand was $14,590,566, a decrease of $9,349,767, or 39%, as compared to $23,940,333 as of December 31, 2020. For the year ended December 31, 2021, cash used in operations $12,463,128, an increase of $10,206,556, as compared to $2,256,571 for the year ended December 31, 2020. The increase in cash used in operating activities was mainly driven by an increase in operating loss due to greater overhead expenses along with an increase in accrued expenses related to issuance of Common stock and accrued liabilities for the MicaSense, Measure and senseFly acquisitions.

For the year ended December 31, 2021, cash used in investing activities was $42,497,624, an increase of $41,718,601, as compared to $779,023 for the year ended December 31, 2020. The increase in cash used in our investing activities resulted from the acquisitions of MicaSense, Measure and senseFly acquisitions, purchase of property and equipment and building improvements related to the new leased warehouse and corporate offices in Wichita, along with recording capitalized costs associated with the development of the HempOverview and Measure Ground Control platforms.

For the year ended December 31, 2021, cash provided by financing activities was $45,610,984, an increase of $19,353,054, as compared to the year ended December 31, 2020. The increase in cash provided by our financing activities was due to sales of our Common stock and the exercise of warrants issued in connection with a securities purchase agreement dated August 4, 2020 and the ATM, in connection with the Company’s ATM Offering.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $5,846,546. For the year ended December 31, 2021, we incurred a loss from operations of $30,292,772, inclusive of $12,357,921 for goodwill impairment, an increase of $25,361,465, as compared to $4,931,307 for the year ended December 31, 2020. While there can be no guarantees, we believe the cash on hand, in connection with cash generated from revenue, will be sufficient to fund the next twelve months of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

For the year ended December 31, 2021, we raised capital of $6,613,943 as a result of the sale of 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the "December Purchase Agreement") entered on December 31, 2020. Also on February 8, 2021, we received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 per share in connection with a securities purchase agreement dated August 4, 2020. During the period from May 26, 2021 through December 31, 2021, we raised $30,868,703 of net proceeds from our ATM Offering with co-agents Stifel, Nicolaus &Company, Incorporated and Raymond James & Associates.

The Company has continued to realize losses from operations. However, because of our capital raise efforts, we believe that we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through December 2022. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

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

Off-Balance Sheet Arrangements

On December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of business acquisition related liabilities, principal and interest payments for loans made under the Paycheck Protection Program, defined benefit plan obligations, principal and interest payments for operating leases and other purchase obligations. See Notes 5, 8, 10, 11 and 13 to the consolidated financial statements for amounts outstanding as of December 31, 2021 for these contractual obligations.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the year ended December 31, 2021.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were certain updates recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“US GAAP”).

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2021, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Certificate of Amendment of Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.1 on Current Report Form 8-K filed on May 29, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)

3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)

3.6	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on March 29, 2018)

3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011).

3.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)

3.9	Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)

3.10	Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)

3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)

3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)

3.13	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Appendix C to Schedule 14A filed on May 22, 2013)

3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2018)

3.15	Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)

4.1*	Description of Registrant’s Securities

4.2	Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 on Form 8-K filed on January 5, 2021)

4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 on Form 8-K filed on June August 6, 2020)

10.1	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.2	ASSET PURCHASE AGREEMENT, dated as of July 25, 2018, into by and among the (i) Registrant, (ii) EAGLE AERIAL SYSTEMS, INC., a Nevada corporation and wholly-owned subsidiary of Registrant, (iii) AGRIBOTIX, LLC, a Colorado limited liability company, (iv) the individuals listed on the signature page thereof, and (v) Paul Hoff, in his capacity as the representative of the Seller Investor. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 31, 2018).

10.3	Employment Agreement for Nicole Fernandez-McGovern dated January 1, 2019

10.4	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc and Nicole Fernandez-McGovern dated January 1, 2019

10.5	Employment Agreement for Michael Drozd, dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2020)

10.6*	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc. and J. Michael Drozd dated as of May 18, 2020

10.7	Securities Purchase Agreement by and between AgEagle Aerial Systems Inc. and Alpha Anstalt Capital, dated December 31, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 5, 2020)

10.8	Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)

10.9	Convertible Promissory Note, dated October 14, 2020 (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 16, 2020)

10.10	Stock Purchase Agreement, dated as of January 26, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 27, 2021)

10.11	Registration Rights Agreement, dated as of January 27, 2021, by and among Parrot Drones S.A.S., Justin B. McAllister, AgEagle Aerial Systems Inc. and AgEagle Sensor Systems, Inc. (Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on January 27, 2021)

10.12	Stock Purchase Agreement dated as of April 19, 2021, by and among the Sellers named therein, Brandon Torres Declet, in his capacity as Seller's representative and AgEagle Aerial Systems Inc. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 23, 2021)

10.13	Employment Offer Letter between AgEagle Aerial Systems Inc. and Brandon Torres Declet. (Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 23, 2021)

10.14	Amended Employment Offer Letter between AgEagle Aerial Systems Inc. and Michael Drozd. (Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 23, 2021)

10.15	Separation and General Release dated June 11, 2021, by and between AgEagle Aerial Systems Inc. and Michael Drozd. (Incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on August 18, 2021)

10.16	Amended Employment Offer Letter between AgEagle Aerial Systems Inc. and Nicole Fernandez-McGovern. (Incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on April 23, 2021)

10.17	Sales Agreement among AgEagle Aerial Systems Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 28, 2021)

10.18	Stock Purchase Agreement dated as of October 18, 2021, by and among Parrot Drones S.A.S. and AgEagle Aerial Systems Inc. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 21, 2021)

10.19	Stock Purchase Agreement dated as of October 18, 2021, by and among Parrot Inc., AgEagle Aerial Systems Inc. and AgEagle Aerial Inc. (Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on October 21, 2021)

10.20	Registration Rights Agreement dated as of October 19, 2021, by and between Parrot Drones S.A.S. and AgEagle Aerial Inc. (Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on October 21, 2021)

14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

21.1*	List of Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC., an independent registered public accounting firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: April 12, 2022	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer and Chairman of the Board

Dated: April 12, 2022	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, Executive Vice President of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	April 12, 2022
Barret Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, Executive Vice President of Operations and Secretary	April 12, 2022
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

/s/ Barrett Mooney	Chairman of the Board	April 12, 2022
Barrett Mooney

/s/ Grant Begley	Director	April 12, 2022
Grant Begley

/s/ Luisa Ingargiola	Director	April 12, 2022
Luisa Ingargiola

/s/ Thomas Gardner	Director	April 12, 2022
Thomas Gardner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AgEagle Aerial Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

As described in Note 1 and Note 5, the Company acquired three companies during the year ended December 31, 2021. A significant component of each acquisition included identifiable intangible assets. The preliminary valuation of identifiable intangible assets was conducted using the excess earnings method discount approach and other valuation methods.

We identified the business combinations as a critical audit matter since the assumptions as described above involve high levels of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

- Evaluating the appropriateness of management’s valuation methodologies.

- Assessing the reasonableness of various inputs of the excess earnings method discount approach and other valuation methods.

- Involving the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Goodwill and other indefinite-life intangibles – impairment assessment

As described in Note 2 and Note 7, the Company estimates the fair value of each reporting unit using a combination of a discounted cash flow analysis and market-based valuation methodology. The fair value of the SaaS reporting unit was less than the amount reflected in the consolidated balance sheet. Accordingly, the company recorded a $12.4 million impairment charge on its SaaS reporting unit.

We identified the impairment assessment as a critical audit matter since the assumptions as described above involve high levels of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

- Evaluating the appropriateness of management’s valuation methodologies.

- Assessing the reasonableness of various inputs of the discounted cash flow analysis.

- Involving the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Orlando, Florida

April 12, 2022

PCAOB ID NUMBER 100

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash	$14,590,566	$23,940,333
Accounts receivable, net	2,888,879	—
Inventories, net	4,038,508	135,647
Prepaid and other current assets	1,292,570	122,011
Notes receivable	185,000	600,000
Total current assets	22,995,523	24,797,991

Property and equipment, net	952,128	122,589
Right of use asset	2,019,745	257,363
Intangible assets, net	13,565,494	440,527
Goodwill	64,867,282	3,108,000
Other assets	282,869	—
Total assets	$104,683,041	$28,726,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,526,829	$159,812
Accrued expenses	1,901,641	1,844,825
Contract liabilities	971,140	2,302
Current portion of liabilities related to acquisition agreements	10,061,501	—
Current portion of lease liabilities	1,235,977	85,895
Current portion of COVID loans	451,889	89,533
Total current liabilities	17,148,977	2,182,367

Long term portion of liabilities related to acquisition agreements	8,875,000	—
Long term portion of lease liabilities	942,404	171,468
Long term portion of COVID loans	808,021	17,906
Defined benefit plan obligation	331,726	—
Total liabilities	28,106,128	2,371,741

COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 75,314,988 and 58,636,365 shares issued and outstanding as of December 31, 2021 and 2020, respectively	75,315	58,636
Additional paid-in capital	127,626,536	47,241,757
Accumulated deficit	(51,054,344)	(20,945,664)
Accumulated other comprehensive loss	(70,594)	—
Total stockholders’ equity	76,576,913	26,354,729
Total liabilities and stockholders’ equity	$104,683,041	$28,726,470

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2021	2020
Revenues	$9,760,952	$1,285,383
Cost of sales	5,504,708	711,650
Gross Profit	4,256,244	573,733

Operating Expenses:
General and administrative	12,260,610	2,732,274
Professional fees	2,696,800	2,703,371
Research and development	4,082,799	29,392
Sales and marketing	3,150,886	40,003
Goodwill impairment	12,357,921	—
Total Operating Expenses	34,549,016	5,505,040
Loss from Operations	(30,292,772)	(4,931,307)

Other Income (Expense):
Paycheck Protection Program loan forgiveness	108,532	—
Interest expense	(7,852)	(549)
Loss on disposal of fixed assets	(3,712)	(594)
Other income, net	87,124	—
Total Other Income (Expense)	184,092	(1,143)
Loss Before Income Taxes	(30,108,680)	(4,932,450)
Provision for income taxes	—	—
Net Loss	$(30,108,680)	$(4,932,450)
Deemed dividends on Series C Preferred Stock and Series D warrants	—	(4,050,838)
Deemed dividends on redemption of Series D Preferred Stock	—	(3,763,591)
Deemed dividends on issuance and repurchase of Series E Preferred Stock	—	(1,227,120)
Series D Preferred stock dividends	—	(69,778)

Net Loss Available to Common Stockholders	(30,108,680)	(14,043,777)

Comprehensive Loss:
Defined benefit plan liability adjustment, net of tax	(67,903)	—
Cumulative translation adjustment	(2,691)	—
Total comprehensive loss, net of tax	$(30,179,274)	$(14,043,777)

Net Loss Per Common Share - Basic and Diluted	$(0.43)	$(0.35)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	70,055,832	40,688,019

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Par $ .0001 Preferred Stock Series C Shares	Preferred Stock Series C Amount	Par $ .0001 Preferred Stock Series D Shares	Preferred Stock Series D Amount	Par $ .0001 Preferred Stock Series E Shares	Preferred Stock Series E Amount	Par $ .0001 Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	3,501	$4	2,000	$2	—	$—	15,424,394	$15,424	$12,456,989	$—	$(8,198,785)	$4,273,634
Reversal of escrow shares related to Agribotix acquisition	—	—	—	—	—	—	(164,375)	(164)	164	—	—	—
Issuance of Common Stock for consulting services	—	—	—	—	—	—	250,000	250	297,250	—	—	297,500
Conversion of Series C Preferred Stock	(3,501)	(4)	—	—	—	—	13,597,984	13,598	(13,594)	—	—	—
Conversion of Series D Preferred stock and accrued dividends	—	—	(2,000)	(2)	—	—	4,135,815	4,136	159,421	—	—	163,555
Issuance of Series E Preferred Stock, net of issuance costs	—	—	—	—	1,050	1	—	—	1,009,999	—	—	1,010,000
Repurchase of Series E Preferred Stock	—	—	—	—	(262)	—	—	—	(1,110,880)	—	—	(1,110,880)
Conversion of Series E Preferred Stock	—	—	—	—	(788)	(1)	3,152,000	3,152	(3,151)	—	—	—
Sale of Common Stock, net of issuance costs	—	—	—	—	—	—	10,163,105	10,163	22,786,579	—	—	22,796,742
Sale of Common Stock from exercise of warrants	—	—	—	—	—	—	11,025,544	11,025	3,309,091	—	—	3,320,116
Exercise of options	—	—	—	—	—	—	881,898	882	133,631	—	—	134,513
Deemed dividend on Series C Preferred Stock and Series D warrants	—	—	—	—	—	—	—	—	4,050,838	—	(4,050,838)	—
Deemed dividend on redemption of Series D Preferred Stock	—	—	—	—	—	—	—	—	3,763,591	—	(3,763,591)	—
Stock-based compensation expense	—	—	—	—	—	—	170,000	170	401,829	—	—	401,999
Net loss	—	—	—	—	—	—	—	—	—		(4,932,450)	(4,932,450)
Balance as of December 31, 2020	—	$—	—	$—	—	$—	58,636,365	$58,636	$47,241,757	$—	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	—	—	—	—	—	—	6,763,091	6,763	37,175,883	—	—	37,182,646
Sales of Common stock from exercise of warrants	—	—	—	—	—	—	2,516,778	2,517	8,302,851	—	—	8,305,368
Issuance of Common Stock for acquisition of MicaSense	—	—	—	—	—	—	540,541	541	2,999,459	—	—	3,000,000
Issuance of Common Stock for acquisition of Measure	—	—	—	—	—	—	5,319,145	5,319	24,369,681	—	—	24,375,000
Issuance of Common stock in exchange for professional services	—	—	—	—	—	—	550,000	550	2,906,450	—	—	2,907,000
Common stock issued upon exercise of options	—	—	—	—	—	—	505,167	505	122,465	—	—	122,970
Stock-based compensation expense	—	—	—	—	—	—	483,901	484	4,507,990	—	—	4,508,474
Defined benefit plan obligation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(67,903)	—	(67,903)
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,108,680)	(30,108,680)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,108,680)	$(4,932,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	12,357,921	—
Stock-based compensation	4,508,474	401,999
Common stock issued in exchange for professional services	2,907,000	297,500
Depreciation, amortization	1,501,826	173,661
Provision for inventory obsolescence	305,399	—
Defined benefit plan obligation and other	17,691	—
Paycheck Protection Program loan forgiveness	(108,532)	—
Loss on disposal of fixed assets	3,712	594
Changes in assets and liabilities:
Accounts receivable, net	514,265	65,833
Inventories, net	(1,981,952)	85,520
Prepaid expenses and other assets	(218,493)	2,152
Accounts payable	552,741	102,380
Accrued expenses and other liabilities	(2,892,729)	1,808,411
Contract liabilities	393,521	(262,171)
COVID loan	(179,910)	—
Net cash used in operating activities	(12,463,128)	(2,256,571)

CASH FLOW FROM INVESTING ACTIVITIES:
Issuance of notes receivable	—	(600,000)
Payment on notes receivable	315,000
Purchases of fixed assets	(525,312)	(106,124)
Acquisition of MicaSense, net of cash acquired	(14,568,897)	—
Acquisition of Measure, net of cash acquired	(14,916,850)	—
Acquisition of senseFly, net of cash acquired	(11,425,493)	—
Platform development costs	(1,097,808)	(72,899)
Internal use software costs	(278,264)	—
Net cash used in investing activities	(42,497,624)	(779,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	107,439
Issuance of Series E Preferred stock	—	1,010,000
Repurchase of Series E Preferred stock	—	(1,110,880)
Sales of Common Stock, net of issuance costs	37,182,646	22,796,742
Sale of Common Stock from exercise of warrants	8,305,368	3,320,116
Exercise of stock options	122,970	134,513
Net cash provided by financing activities	45,610,984	26,257,930

Net (decrease) increase in cash	(9,349,767)	23,222,336
Cash at beginning of year	23,940,333	717,997
Cash at end of year	$14,590,566	$23,940,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series C, D and E Preferred Stock into Common Stock	$—	$6,551
Issuance of Series E Preferred Stock	$—	$1,050
Deemed dividends	$—	$9,111,327
Stock consideration for the MicaSense Acquisition	$3,000,000	$—
Stock consideration for the Measure Acquisition	$24,375,000	$—

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly-owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected industry leader offering best-in-class, autonomous unmanned aerial systems (“UAS”) to a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government, among others.

The Company’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when AgEagle acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of nearly 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science.

AgEagle is led by a proven management team with years of drone industry experience. In view of AgEagle’s CEO’s appointment to the U.S. Federal Aviation Administration’s (FAA) Advanced Aviation Advisory Committee and Unmanned Aircraft Systems Beyond Visual Line of Sight Aviation Rulemaking Committee, in addition to and the Company’s participation in the FAA’s BEYOND program, AgEagle has played a hands-on role in helping to establish necessary rulemaking guidelines and regulations for the future of autonomous flight and the full integration of drones into the U.S. airspace.

In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”). Founded in 2014, MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multi-rotor drone manufacturers. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products, including Altum™, RedEdge-MX™, RedEdge-MX™ Blue and Atlas Flight, have global distribution in over 70 countries.

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”). Founded in 2020, Measure serves a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (SaaS), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes.

In October 2021, AgEagle acquired senseFly S.A. a wholly-owned subsidiary of senseFly Inc. Concurrent with the acquisition, AgEagle Aerial, Inc. (“AgEagle Aerial), a wholly-owned subsidiary of the AgEagle, acquired senseFly Inc. Collectively senseFly S.A. and senseFly Inc. are referred to as “senseFly”. Founded in 2009, senseFly provides fixed-wing drone solutions for commercial and government markets that simplify the collection and analysis of geospatial data, allowing professionals to make better decisions, faster. senseFly develops and produces a proprietary line of eBee-branded, high performance, fixed-wing drones which have flown more than one million flights around the world.

Collectively, MicaSense, Measure and senseFly are referred to as the “2021 Acquired Companies”.

The Company is headquartered in Wichita, Kansas, where it also houses its U.S. manufacturing operations. In addition, the 2021 Acquired Companies have business operations in Austin, Texas; Lausanne, Switzerland; Raleigh, North Carolina; Seattle, Washington and Washington, D.C.

The Company intends to grow its business and preserve its leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. In addition, the Company expects to accelerate our growth and expansion through strategic acquisitions of companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

Note 2 – Summary of Significant Accounting Policies

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

Basis of Presentation and Consolidation - These financial consolidated statements are presented in United States dollars and have been prepared in accordance with US GAAP.

The consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., EnerJex Kansas, Inc., MicaSense, Measure and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets, including goodwill, valuation of defined benefit plan obligations and the valuation of deferred tax assets.

Accumulated Other Comprehensive Loss - Other comprehensive loss refers to revenues, expenses, gains and losses that under US GAAP are included in accumulated other comprehensive loss a component of equity within the consolidated balance sheets, rather than net income in the consolidated statements of operations and comprehensive loss. Under existing accounting standards, other comprehensive income or loss may include, among other things, unrecognized gains and losses on foreign currency translation and prior service credit related to benefit plans.

Fair Value Measurements and Disclosures – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. The outstanding loan owed under the Paycheck Protection Program Loan (“PPP Loan”) is carried at face value, which approximates fair value. As of December 31, 2021 and 2020, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis. (See Note 8)

Cash Concentrations -The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s bank balances at times may exceed the FDIC limit. To date, the Company has not experienced any losses on its invested cash.

Trade Receivables and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Inventories – Inventories, which consist of raw materials, finished goods and work-in-process, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor. At each balance sheet date, the Company evaluates its inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations.

Business Combinations - The Company records acquisitions pursuant to ASC Topic 805, Business Combinations, (“ASC 805”). The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination are measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations and comprehensive loss from the respective dates of acquisition.

Intangible Assets - Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, technology, and other intangible assets. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from three to five years.

In accordance with ASC Topic 350-40, Software - Internal-Use Software (“ASC 350-40”), the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once the internal use software is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-15”). In evaluating intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted net cash flows are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates.

For the year ended December 31, 2021, the Company determined the value of intangible assets was recoverable. As of December 31, 2021 and 2020, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

Goodwill – The assets and liabilities of acquired businesses are recorded in accordance with ASC 805. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

During the fourth quarter of 2021 and 2020, respectively, and in accordance with ASC Topic 350, Intangibles – Goodwill and other (“ASC 350”), the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) (Level 3 input) analysis and market-based valuation methodology such as comparable public company trading values. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis for the Sensor reporting unit used a discount rate of 17.5%, while the DCF analysis for the SaaS reporting unit used a discount rate of 25.5%. The discount rates reflect the different market conditions and risk factors prevalent within each respective industry. As a result of the Company’s recent acquisition of senseFly, which comprises the Drone and Custom Manufacturing reporting unit, the Company performed a qualitative assessment to determine whether a quantitative goodwill test was necessary. In performing its qualitative assessment, the Company reviewed events and circumstances that could affect the significant inputs used to determine if the fair value is less than the carrying value of goodwill and concluded that the fair value of the Drones and Custom Manufacturing reporting unit exceeded its carrying value.

Revenue Recognition and Concentration – The majority of the Company’s revenues are derived primarily through the sales of drone and drone related products and services, sensors and related accessories, and software subscriptions. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The Company generally recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

The Company’s software subscriptions to its platforms, FarmLens, Atlas and Ground Control, are offered on a subscription basis. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

Revenue concentration information for customers comprising more than 10% of the Company’s total net revenues is summarized below:

	Percent of Net Sales for Year Ended December 31,
Customers	2021	2020
Customer A	—%	93.7%

As of December 31, 2021 and 2020, there were no accounts receivable amounts due from Customer A, and no one customer comprised more than 10% of revenues for the year ended December 31, 2021.

Provision for Warranty Expense - The Company provides warranties against defects in materials and workmanship of its drone systems for specified periods of time. For the years ended December 31, 2021 and 2020, drones and related accessories sold are covered by the warranty for a period of up to one year from the date of sale by the Company. Estimated warranty expenses are recorded as an accrued expenses in the consolidated balance sheets with a corresponding provision to cost of sales in the consolidated statements of operations and comprehensive loss. This estimate is recognized concurrent with the recognition of revenue on the sale to a customer. The Company reserve for warranty expense is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of drone, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. An increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the reserve and a decrease in gross profit.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, shipping costs were $296,100 and $6,122, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred. For the years ended December 31, 2021 and 2020, advertising costs, included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss, were $262,586 and $45,567.

Research and Development – For the years ended December 31, 2021 and 2020, research and development expenses were $4,082,799 and $29,392, respectively. Research and development costs are expensed as incurred and are included in the accompanying consolidated statements of operations and comprehensive loss.

Vendor Concentrations - As of December 31, 2021 and 2020, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

Defined Benefit Plan - The Company estimates liabilities and expenses for its defined benefit plan. Estimated amounts are based on historical information, current information, and estimates regarding future events and circumstances. Significant assumptions used in the valuation of these benefit plan liabilities include the expected return on plan assets, discount rate, and rate of increase in compensation levels.

Loss Per Common Share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.0001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments.

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for warrants and options to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of December 31, 2021, the Company had 821,405 unvested restricted stock units and 2,541,667 options outstanding to purchase shares of Common Stock. There were no warrants outstanding as of December 31, 2021. As of December 31, 2020, the Company had 2,516,778 warrants and 2,255,267 options to purchase shares of Common Stock.

Leases – The Company accounts for its operating leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires that lessees recognize a right-of-use asset and a lease liability for virtually all their leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.

 Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, (“ASC 740”) which requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

 Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, Compensation – Stock Compensation (“ASC 718-10”), which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award, which is generally the vesting period. Stock-based compensation expenses are presented in the consolidated statements of operations and comprehensive loss within general and administrative expenses. The Company recognizes forfeitures at the time they occur.

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

Segment Reporting – In accordance with ASC Topic 280, Segment Reporting, (“ASC 280”), the Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer.

The Company has determined that operates and reports in three segments:

●	Drones and Custom Manufacturing, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications

●	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories

●	SaaS, which comprises revenue earned through the offering of online-based subscriptions.

Contingencies - In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss.

Recently Issued and Adopted Accounting Pronouncements

Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company on March 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. As a result of its business acquisition of senseFly, which provides a defined benefit plan for employees in its Lausanne, Switzerland office, the Company adopted ASU 2018-14. The adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements.

Pending

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for the fiscal year beginning after December 15, 2022. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance to ease the potential burden in accounting for the discontinuation of a reference rate such as LIBOR, formerly known as the London Interbank Offered Rate, because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company will apply ASU 2020-04 prospectively, as and when, it enters into transactions to which this guidance applies. The adoption is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04 Intangibles - Goodwill and other, which simplifies the test for goodwill impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of the assets acquired and liabilities assumed in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 requires prospective adoption and is effective for the fiscal year beginning after December 15, 2022. The adoption is not expected to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which provides guidance on how an entity should measure credit losses on financial instruments. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect that ASU 2016-13 will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Impact of COVID-19 Pandemic

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

In addition, as a result of the pandemic, our ability to access components and parts needed in order to manufacture the Company’s proprietary drones and sensors, and to perform quality testing have been impacted. If either we or any third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects could have a material impact on our operations. We will continue to monitor the situation closely.

Note3 - Balance Sheet Accounts

Inventories, Net

As of December 31, 2021 and 2020, inventories, net consist of the following:

	December 31,
	2021	2020
Raw materials	$2,862,293	$88,091
Work-in process	40,113	50,447
Finished goods	833,785	—
Consignment inventory	607,716	7,109
Gross inventories	4,343,907	145,647
Less: Provision for obsolescence	(305,399)	(10,000)
Inventories, net	$4,038,508	$135,647

Property and Equipment, Net

As of December 31, 2021 and 2020, property and equipment, net consist of the following:

	Estimated
	Useful
	Life	December 31,
Type	(Years)	2021	2020
Leasehold improvements	3	$81,993	$22,265
Equipment and vehicles	5	132,831	100,532
Computer and office equipment	3-5	559,110	23,369
Furniture	5	77,971	54,798
Drone equipment	3	95,393	32,138
Production fixtures	5	163,580	—
Tooling	4	121,368	—
		1,232,246	232,102
Less accumulated depreciation		(280,118)	(110,513)
Total Property and equipment, net		$952,128	$122,589

Depreciation expense for the years ended December 31, 2021 and 2020 was $184,660 and $20,716, respectively. Depreciation expense included in cost of sales on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 are $55,613 and $0, respectively. The remaining depreciation expense for the years ended December 31, 2021 and 2020 is included in general and administrative on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, the Company recorded $15,055 and $13,185, respectively, on disposals of property and equipment, respectively, resulting in losses of $3,712 and $594, respectively, which are included in other income (expense) on the consolidated statements of operations and comprehensive loss.

Accrued Expenses

As of December 31, 2021 and 2020, accrued expenses consist of the following as of:

	December 31,
	2021	2020
Accrued compensation and related liabilities	$1,039,979	$80,091
Provision for warranty expense	286,115	15,593
Accrued professional fees	267,949	85,633
Accrued settlement liability	—	1,500,000
Other	307,598	163,508
Total accrued expenses	$1,901,641	$1,844,825

Note 4 – Notes Receivable

Valqari

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement (the “Manufacturing Agreement”) to produce a patented Drone Delivery Station for Valqari, LLC (“Valqari), the Company entered into, as payee, a Convertible Promissory Note pursuant to which the Company made a loan to Valqari (“Valqari”) in the principal aggregate amount of $500,000 (the “Note”). The Note accrues interest at a rate of three percent per annum.

The Note matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that had accrued, but remained, unpaid was due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari was not permitted to prepay the Note prior to the Maturity Date. On April 15, 2021, the Note was extended for an additional six months, until October 14, 2021 (“Extended Maturity Date”).

The Note is subject to customary representations and warranties by Valqari, as well as events of default, which may lead to acceleration of the payment of the Note such as (i) failure to pay all of the outstanding principal, plus accrued interest on the Maturity Date or Extended Maturity Date, (ii) Valqari filing a petition or action under any bankruptcy, or other law, or (iii) an involuntary petition is filed again Valqari under any bankruptcy statute (that is not dismissed or discharged within 60 days). The indebtedness evidenced by the Note is subordinated in right of payment to the prior payment in full of any senior indebtedness (as defined in the Note) in existence on the date of the Note or incurred thereafter.

On the Extended Maturity Date, AgEagle demanded payment of the Note, including accrued interest; however, Valqari sought a substantial discount on the amount due under the Note to compensate for alleged breaches by AgEagle under the Manufacturing Agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the Manufacturing Agreement, in addition to the amount due under the Note. On November 24, 2021, Valqari made a payment of principal on the Note of $315,000. The parties are continuing to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the Note in the event that a settlement is not reached.

MicaSense

On November 16, 2020, AgEagle, as payee, executed a promissory note with Parrot Drones S.A.S. in connection with its acquisition for 100% of the capital stock of MicaSense (the “MicaSense Acquisition”). As of June 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $100,000 provided, however, that such principal amount was offset and reduced by all amounts paid or due in connection with the purchase price upon closing of the MicaSense Acquisition. (See Note 5)

senseFly

On August 25, 2021, AgEagle Aerial, as payee, executed a promissory note in connection with its acquisition for 100% of the capital stock of senseFly (the “senseFly Acquisition”). As of September 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $200,000 provided, however, that such principal amount was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the senseFly Acquisition. (See Note 5)

Note 5 – Business Acquisitions

In line with the Company’s strategic growth initiatives, the Company acquired three companies during the year ended December 31, 2021. The financial results of each of these acquisitions are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for several reasons, including growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets, and expanding and advancing its product and service offerings. The Company recorded the assets acquired and the liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names and technology, the “with or without” method for covenants not to compete and the replacement cost method for the internal property software by incorporating Level 3 inputs, as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s assumption about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

For the years ended December 31, 2021 and 2020, transaction costs related to business combinations totaled $636,673 and $18,327, respectively. These costs are included within general and administrative expense in the consolidated statements of operations and comprehensive loss.

MicaSense

On January 27, 2021 (the “MicaSense Acquisition Date”), the Company entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. A portion of the consideration comprises shares of Common stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common stock to the MicaSense Sellers. On April 27, 2021 the Company issued 540,541 restricted shares of its Common Stock. The consideration is also subject to a $4,821,512 holdback to cover any post-closing indemnification claims, a key employee payment, and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023 in accordance with the terms of the MicaSense Purchase Agreement. (See Note 17)

On May 10, 2021, the Company filed a Form S-3 Registration Statement (the “MicaSense Registration Statement”) with the Securities and Exchange Commission (“SEC”), covering the resale of the Shares. The MicaSense Registration Statement was declared effective on June 1, 2021 (File Number: 333-255940). In addition, the Company shall use its best efforts to keep the MicaSense Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the MicaSense Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by the MicaSense Registration Statement have been disposed. The MicaSense Sellers reimbursed the Company for reasonable legal fees and expenses incurred by the Company in connection with such registration.

The MicaSense Purchase Agreement contains certain customary representations, warranties, and covenants, including representations and warranties by the MicaSense Sellers with respect to MicaSense’s business, operations and financial condition. The MicaSense Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the MicaSense Sellers, and the agreement of the MicaSense Sellers not to compete with certain aspects of the business of MicaSense following the closing of the transaction. The completion of the transactions contemplated by the MicaSense Purchase Agreement is subject to customary closing conditions, including, among others: (i) the absence of a material adverse effect on MicaSense, (ii) the delivery by the parties of certain ancillary documents, including the Registration Rights Agreement, and (iii) the execution by a key employee of MicaSense of an employment agreement. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties, and covenants in the MicaSense Purchase Agreement.

The Company performed a valuation analysis of the fair market value of the assets acquired and liabilities assumed. Using the total consideration for the MicaSense Acquisition, the Company determined the allocations to such assets and liabilities. The final purchase price allocation, and the necessary detailed valuations and calculations have been finalized.

The following table summarizes the allocation of the purchase price as of the MicaSense Acquisition Date:

Calculation of Goodwill:
Net purchase price, including debt paid at close	$23,375,681

Plus: fair value of liabilities assumed:
Current liabilities	702,925
Fair value of liabilities assumed	$702,925

Less: fair value of assets acquired:
Cash	$885,273
Other tangible assets	2,050,939
Identifiable intangible assets	3,061,803
Fair value of assets acquired	$5,112,742

Net nonoperating assets	25,000
Adjustments for seller transaction expenses related to purchase price allocation	32,032
Goodwill	$18,972,896

The Company recorded revenue from MicaSense of $6,793,727 and an operating loss of $1,266,599 during the period from the MicaSense Acquisition Date through December 31, 2021.

Measure

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. The purchase price comprised $15,000,000 in cash, and shares of Common stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common stock to the Measure Sellers. The Company issued 5,319,145 shares of Common Stock, in the aggregate, to the Measure Sellers, and paid $5,000,000 of the cash portion of the purchase price ninety days after the closing date of the transaction. As of December 31, 2021, the Company completed the payment of the cash portion of the purchase price. The consideration is also subject to a $5,625,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released on the date that is eighteen months from the closing date, less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Measure Purchase Agreement.

The Measure Purchase Agreement contains certain customary representations, warranties, and covenants, including representations and warranties by the Measure Sellers with respect to Measure’s business, operations and financial condition. The Measure Purchase Agreement also includes post-closing covenants relating to the confidentiality and employee non-solicitation obligations of the Measure Sellers, and the agreement of the Measure Sellers not to compete with certain aspects of the business of Measure following the closing of the transaction. The completion of the transactions contemplated by the Purchase Agreement is subject to: (i) the absence of a material adverse effect on Measure, (ii) the delivery by the parties of certain ancillary documents, and (iii) the execution by key employees of Measure of employment offer letters. Subject to certain limitations, each of the parties will be indemnified for damages resulting from third party claims and breaches of the parties’ respective representations, warranties, and covenants in the Purchase Agreement.

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

The Company performed a preliminary valuation analysis of the fair market value of the assets to be acquired and liabilities to be assumed. Using the total consideration for the Acquisition, the Company estimated the allocations to such assets and liabilities. The final purchase price allocation will be determined when the Company completes the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation and may include (1) changes in fair values of tangible assets; (2) changes in allocations to intangible assets such as trade names, developed technology and customer relationships, as well as goodwill; and (3) other changes to assets and liabilities.

The following table summarizes the allocation of the preliminary purchase price as of the Measure Acquisition Date:

Calculation of Goodwill:
Net purchase price, including debt paid at close	$45,403,394

Plus: fair value of liabilities assumed:
Deferred revenue	319,422
Other tangible liabilities	272,927
Fair value of liabilities assumed	$592,349

Less: fair value of assets acquired:
Cash	486,544
Other tangible assets	312,005
Identifiable intangibles	2,668,689

Fair value of assets acquired	$3,467,238

Net nonoperating assets	39,775
Goodwill	$42,488,730

The Company recorded revenue from Measure of $414,388 and an operating loss of $2,257,257 during the period from the Measure Acquisition Date through December 31, 2021.

senseFly

On October 18, 2021 (the “senseFly Acquisition Date”), the Company entered into a stock purchase agreement (the “senseFly S.A. Purchase Agreement”) with Parrot Drones S.A.S. pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot Drones S.A.S. The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,565,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly S.A. Purchase Agreement

On October 18, 2021, AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $435,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly Inc. Purchase Agreement.

A portion of the consideration under the senseFly S.A. Purchase Agreement comprises shares of Common Stock of the Company, par value $0.001, having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot Drones S.A.S. The shares of Common Stock are issuable ninety days after the closing date of the transaction. Pursuant to the terms of the senseFly S.A. Purchase Agreement and a Registration Rights Agreement, dated as of October 19, 2021, the Company filed a Form S-3 Registration Statement (the “senseFly Registration Statement”) with the SEC covering the resale of the Common Stock issued to Parrot Drones S.A.S. The senseFly Registration Statement was declared effective on February 9, 2022. The Company agreed to use its best efforts to keep the senseFly Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the senseFly Registration Statement and the prospectus used in connection therewith as may be necessary) until all the shares of Common Stock and other securities issued to Parrot Drones S.A.S. and covered by such Registration Statement have been disposed. Parrot Drones S.A.S. reimbursed the Company $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

Pursuant to the senseFly S.A. Purchase Agreement, Parrot S.A.S., senseFly S.A. and the Company entered into a six-month transition services agreement and a technology license and support agreement during which time Parrot Drones S.A.S. will provide senseFly S.A. with certain information technology and related transition services. Under the technology license and support agreement, Parrot Drones S.A.S. granted to senseFly S.A. a non-exclusive worldwide perpetual license, subject to certain termination rights of the parties, with respect to certain technology used in the fixed-wing drone manufacturing business of senseFly S.A.

The Company has performed a preliminary valuation analysis of the fair market value of the assets to be acquired and liabilities to be assumed. Using the total consideration for the Acquisition, the Company has estimated the allocations to such assets and liabilities. The final purchase price allocation will be determined when the Company completes the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include (1) changes in fair values of tangible assets; (2) changes in allocations to intangible assets such as trade names, developed technology and customer relationships, as well as goodwill; and (3) other changes to assets and liabilities.

The following table summarizes the allocation of the preliminary purchase price as of the senseFly Acquisition Date:

Calculation of Goodwill:
Net purchase price	$20,774,526

Plus: fair value of liabilities assumed:
Current liabilities	3,913,386
Defined benefit plan obligation	278,823
Debt assumed at close	2,461,721
Fair value of liabilities assumed	$6,653,930

Less: fair value of assets acquired:
Cash	859,044
Other tangible assets	6,327,641
Identifiable intangible assets	7,335,570
Fair value of assets acquired	$14,522,255

Net nonoperating assets	250,624
Goodwill	$12,655,577

The Company recorded revenue from senseFly of $2,428,858 and an operating loss of $1,803,369 during the period from the senseFly Acquisition Date through December 31, 2021.

Liabilities Related to Business Acquisition Agreements

As of December 31, 2021, liabilities related to acquisition agreements consist of the following:

December 31, 2021
Holdback related to MicaSense Acquisition Agreement	$4,821,512
Holdback related to Measure Acquisition	5,625,000
Holdback related to sensefly Acquisition Agreement	8,489,989
Total acquisition agreement related liabilities	18,936,501
Less: Current portion business acquisition agreement-related liabilities	(10,061,501)
Long-term portion of business acquisition agreement-related liabilities	$8,875,000

As of December, 31, 2021, scheduled future maturities of the Company’s business-acquisition related liabilities consist of the following:

Year ending December 31, 2023	$8,875,000

Pro-Forma Information (Unaudited)

The acquisitions of MicaSense and Measure were completed in the first quarter of 2021, while the acquisition of senseFly was completed during the fourth quarter of 2021. The 2021 Acquired Companies have complementary businesses with their products and services providing a full stack solution for the commercial drone industry. The Company has combined legacy MicaSense, Measure and senseFly pro-forma supplemental information as follows.

The unaudited pro forma information for the years ended December 31, 2021 and 2020 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of MicaSense, Measure and senseFly as if these acquisitions had occurred on January 1, 2020 after giving to certain pro-forma adjustments. The pro-forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

These pro forma adjustments include:

	For the Year Ended December 31, (Unaudited)
	2021	2020
Revenues	$19,564,651	$20,146,276
Net loss	$(36,395,212)	$(14,994,871)

Note 6 – Intangibles, Net

As of December 31, 2021, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of January 1, 2021	Additions	Accumulated Amortization	Impairment	Balance as of December 31, 2021
Intellectual property/technology	5	$231,146	$5,671,026	$(474,878)	$—	$5,427,294
Customer base	5	38,400	4,411,499	(402,580)	—	4,047,319
Tradenames and trademarks	5	31,040	2,082,338	(128,142)	—	1,985,236
Non-compete agreement	4	67,042	901,198	(136,739)	—	831,501
Platform development costs	3	72,899	1,097,808	(174,827)	—	995,880
Internal use software	3	—	278,264	—	—	278,264
Total		$440,527	$14,442,133	$(1,317,166)	$—	$13,565,494

As of December 31, 2020, intangible assets, net other than goodwill, consist of the following:

Name	Estimated Life (Years)	Balance as of January 1, 2020	Additions	Accumulated Amortization	Impairment	Balance as of December 31, 2020
Intellectual property/technology	5	$317,826	$—	$(86,680)	$—	$231,146
Customer base	5	52,800	—	(14,400)	—	38,400
Tradenames and trademarks	5	42,680	—	(11,640)	—	31,040
Non-compete agreement	4	107,267	—	(40,225)	—	67,042
Platform development costs	3	—	72,899	—	—	72,899
Total		$520,573	$72,899	$(152,945)	$—	$440,527

The weighted average remaining amortization period in years is 5.6 years. Amortization expense for the years ended December 31, 2021 and 2020 was $1,317,166 and $152,945, respectively.

For the following fiscal years ending, the future amortization expense is as follows:

	December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Intellectual property/ technology	$890,955	$867,559	$809,773	$809,773	$809,773	$1,239,462	$5,427,294
Customer base	1,149,406	1,148,134	891,150	141,145	141,145	576,340	4,047,319
Tradenames and trademarks	218,243	215,856	208,096	208,096	208,096	926,848	1,985,236
Non-compete agreement	474,237	357,264	—	—	—	—	831,501
Platform development costs	390,235	390,235	215,408	—	—	—	995,880
Internal use software	69,566	92,755	92,755	23,189	—	—	278,264
Total	$3,192,642	$3,071,803	$2,217,182	$1,182,203	$1,159,014	$2,742,650	$13,565,494

Note 7 – Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2021, the goodwill balance relates to a business acquisition completed in 2015 and to the 2021 Acquired Companies, respectively. (See Note 5)

The annual impairment assessment conducted during the fourth quarter of 2021 indicated that the fair values of the Company’s Drones and Custom Manufacturing and Sensors reporting units exceeded their respective carrying amounts, while the fair value of the SaaS reporting unit was less than the amount reflected in the consolidated balance sheet. The impairment assessment of the SaaS reporting unit considered lower than forecasted sales and profitability along with declining markets conditions and changes in our technologies. Accordingly, the Company recorded an impairment charge to its SaaS reporting unit of $12,357,921 during the fourth quarter of 2021.

The annual impairment assessment conducted during the fourth quarter of 2020 indicated that the fair values of the Company's Drone and Custom Manufacturing and SaaS reporting units exceeded their respective carrying amounts. Accordingly, no impairment charge was recorded during the fourth quarter of 2020.

As of December 31, 2021 and 2020, the change in the carrying value of goodwill for our operating segments (as defined in Note 16), are listed below:

	Drones and Custom Manufacturing	Sensors	SaaS	Total
Balance as of December 31, 2020	$—	$—	$3,108,000	$3,108,000
Acquisitions	18,972,896	12,655,577	42,488,730	74,117,203
Impairment	—	—	(12,357,921)	(12,357,921)
Balance as of December 31, 2021	$18,972,896	$12,655,577	$33,238,809	$64,867,282

Note 8 – COVID Loans

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted, which included amongst its many provisions, the creation of the Paycheck Protection Program (“PPP”). As part of the PPP, qualifying businesses were eligible to receive Small Business Administration (“SBA”) loans for use by such businesses for funding payroll, rent and utilities during a designed twenty-four week period through October 21, 2020 (“PPP Loan”). PPP Loans are unsecured, nonrecourse, accrue interest at a rate of one percent per annum, and mature on May 6, 2022. A portion or all of a PPP Loan is forgivable to the extent that an eligible business meets its obligations under the PPP. Additionally, any amounts owed, including unforgiven amounts under the PPP, are payable over two years, though may be extended up to five years upon approval by the SBA.

On May 6, 2020, AgEagle received a PPP Loan in the amount of $107,439. On May 16, 2021, the outstanding principal and accrued interest due under the PPP Loan were forgiven by the SBA. For the year ended, December 31, 2021, the Company recognized a $108,532 gain on extinguishment of debt related to the AgEagle PPP Loan forgiveness, which is presented in other income (expense) in the consolidated statements of operations and comprehensive loss.

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020. As of senseFly Acquisition Date, the fair value of the COVID Loans were $1,440,046 (“senseFly COVID Loans”). During the year ended December 31, 2021, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $356,000. As of December 31, 2021, the Company’s outstanding obligations under the senseFly COVID Loans are $1,259,910.

As of December 31, 2021, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2022	$451,889
2023	451,889
2024	89,033
2025	89,033
2026	89,033
Thereafter	89,033
Total	$1,259,910

Note 9 – Equity

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

The Series C Preferred Stock anti-dilution protection was initially triggered on December 27, 2018, as a result of the Company issuing of the Series D Preferred Stock, (the “Series D Preferred Stock”) as described below. The Series D Preferred Stock had a $0.54 conversion price thereby qualifying as a subsequent equity offering at a price less than $1.53 per share of Common Stock.

During January 2020, Alpha Capital Anstalt (“Alpha”) converted 189 shares of Series C Preferred Stock into 350,000 shares of Common Stock at a conversion price of $0.54 per share of Common Stock.

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series C Preferred Stock whereby the conversion price was further adjusted from $0.54 per share of Common Stock to $0.25 per share of Common Stock (a “Down Round”), which resulted in approximately 13,248,000 shares of Common Stock being issuable upon conversion of the remaining Series C Preferred Stock. As a result of this Down Round being triggered, the Company recorded a deemed dividend in the amount of $3,841,920, which represented the intrinsic spread between the previous conversion price of $0.54 per share of Common Stock and the adjusted conversion price of $0.25 per share of Common Stock multiplied by 13,248,000 Common Stock shares issuable upon conversion. The deemed dividend was recorded as a reduction of retained earnings and increase in additional paid-in-capital and increased the net loss to common stockholders by the same amount in computing basic and fully diluted earnings per share.

During April 2020, Alpha converted 3,312 shares of Series C Preferred Stock into 13,247,984 shares of Common Stock at a conversion price of $0.25. As of December 31, 2020, no Series C Preferred Stock remain issued and outstanding.

Series D Preferred Stock

On December 27, 2018, the Company entered into Securities Purchase Agreement (the “Series D Purchase Agreement”) with an Investor (the “Purchaser”). Pursuant to the terms of the Series D Purchase Agreement, the Board of Directors of the Company (the “Board”) designated a new series of preferred stock, the Series D Preferred Stock, which is non-convertible, provides for an 8% annual dividend, and is subject to optional redemption by the Company (the “Preferred Stock”). The Company issued 2,000 shares of Series D Preferred Stock and a warrant (the “Series D Warrant”) to purchase 3,703,703 shares of the Company’s Common Stock, par value $0.001 per share of Common Stock, for $2,000,000 in gross proceeds. The shares of Common Stock underling the Series D Warrant are referred to as the “Series D Warrant Shares”. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) granting registration rights to the Purchaser with respect to the Series D Warrant Shares.

The Series D Purchase Agreement provides that upon a subsequent financing or financings with net proceeds of at least $500,000, the Company must exercise its optional redemption of the Series D Preferred Stock and apply any and all net proceeds from such financing(s) to the redemption in full of the Series D Preferred Stock. The Series D Preferred Stock is nonconvertible, provides for an 8% annual dividend payable semi-annually, and has liquidation rights senior to the Common Stock, but pari passu with the Company’s Series C Preferred Stock. The Series D Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Series D Preferred Stock without their consent.

The Preferred Stock is subject to optional redemption by the Company at 115% of the stated value of the Series D Preferred Stock outstanding at the time of such redemption, plus any accrued but unpaid dividends and all liquidated damages or other amounts due. Any such optional redemption may only be exercised after giving notice and upon satisfaction of certain equity conditions set forth in the Series D Preferred Stock Certificate of Designation for Nevada Profit Corporations with the Secretary of State of the State of Nevada (“Series D Preferred Stock Certificate of Designation”), including (i) all dividends, liquidated damages and other amounts have been paid; (ii) there is an effective registration statement covering the Series D Warrant Shares, or the Series D Warrant Shares can be exercised through a cashless exercise without restriction under Rule 144, (iii) the Series D Warrant Shares are listed on an exchange, (iv) the holder is not in possession of material, non-public information, (v) there is a sufficient number of authorized shares for issuance of all Series D Warrant Shares, and (vi) for each trading day in a period of twenty consecutive trading days prior to the redemption date, the daily trading volume for the Common Stock on the principal trading market exceeds $200,000 per trading day.

On April 7, 2020, upon the issuance of the Series E Preferred Stock, (the “Series E Preferred Stock”) offering (see below), a subsequent anti-dilution provision was triggered for the Series D Warrant Shares whereby the exercise price of the Series D Warrant Shares was adjusted from $0.54 to $0.25 per share of Common Stock (a “Series D Warrant Down Round). Upon the Series D Warrant Down Round being triggered, the Company recognized $208,918 of a deemed dividend for the difference between the fair value of the original warrants right before modification and the fair value of the modified warrants. The fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: expected life of 3.5 years, expected dividend rate of 0%, volatility of 90.0%, and an interest rate of 0.29%. The deemed dividend to the preferred stockholders was a recorded as additional paid in capital and a reduction of retained earnings and as an increase to net loss attributable to Common Stockholders in computing earnings per share on the consolidated statements of operations and comprehensive loss.

On June 5, 2020, the Company and Alpha entered into a letter agreement whereby they agreed to amend the Original Series D Preferred Stock and terminate the Series D Purchase Agreement. Alpha is a current holder of less than 10% of the Company’s issued and outstanding Common Stock and has no material relationship with the Company.

On June 5, 2020, the Board approved an amendment to the Series D Preferred Stock Certificate of Designation k the “Amended Series D Preferred Stock Certificate of Designation”). The amendment among other things, (i) provided for the ability of the Holder to convert their Series D Preferred Stock, including all accrued, but unpaid dividends, into shares of Common Stock, par value $0.001 per share of the Company, (ii) set a conversion price at $0.54 per share (subject to customary adjustments), and (iii) increased the stated value of the Series D Preferred Stock from $1,000 to $1,116.67. The Amended and Restated Certificate of Designation of the Series D Preferred Stock was filed with the Secretary of the State of Nevada effective as of June 8, 2020.

The holder of the Series D Preferred Stock approved the Amended Series D Preferred Stock Certificate of Designation. There is no class or series of stock which is senior to the Series D Preferred Stock as to the payment of distributions upon dissolution of the Company, and therefore the approval of any other class or series of stock of the Company to the amendments to the Series D Preferred Stock Certificate of Designation is not required pursuant to Nevada law.

On the date of the Amended Series D Preferred Stock Certificate of Designation, the Series D Preferred Stock’s fair value of the Company’s Common Stock price was $1.45 per share of the Company’s Common Stock, which is higher than the effective conversion price of $0.54 per share of Company Common Stock that was agreed to on June 5, 2020. Due to the modification of the Series D Preferred Stock, the Company recorded a deemed dividend of $3,763,591 representing the intrinsic value of $0.91 per share of Common Stock multiplied by the number of Common Stock shares to be issued upon conversion. The deemed dividend to the Series D Preferred Stock stockholders was a recorded as additional paid in capital, a reduction of retained earnings, and an increase to net loss attributable to Common Stockholders in computing basic and fully diluted earnings per share.

During June 2020, the holder of Series D Preferred Stock converted 1,890 shares of Series D Preferred Stock, and all outstanding accrued dividends totaling $233,333, into 3,500,000 shares of Common Stock at a conversion price of $0.54 per share of the Company’s Common Stock.

 During the year ended December 31, 2020, the holder of Series D Preferred Stock converted the remaining 110 shares of the Series D Preferred Stock into 635,815 shares of Common Stock at a conversion price of $0.54 per share of Common Stock, which includes an additional 421,308 of Common Stock shares to correct conversions that occurred in June 2020 that were computed using the stated value of $1,000 rather than $1,116.67.

Series E Preferred Stock

On April 7, 2020, the Company entered into a Securities Purchase Agreement (the “Series E Purchase Agreement”) with Alpha, pursuant to the terms of the agreement, the Board authorized 1,050 shares of a newly designated series of preferred stock, the Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was convertible at $0.25 per share of Common Stock into an aggregate of 4,200,000 shares of the Common Stock, par value $0.001 per share. The purchase price for the Series E Convertible Preferred Stock was $1,050,000 of which the Company received net proceeds of $1,010,000. The Series E Convertible Preferred Stock has liquidation rights senior to the Common Stock, but pari passu with the Series C Preferred Stock and the Series D Preferred Stock. The Series E Convertible Preferred Stock has no voting rights. The conversion price adjusts for stock splits and combinations and is subject to anti-dilution protection for subsequent equity issuances until such time as no shares of Series E Convertible Preferred Stock are outstanding. The Certificate of Designation of the Series E Convertible Preferred Stock was filed with the State of Nevada on April 2, 2020. The Company also entered into a Registration Rights Agreement, granting registration rights to Alpha with respect to the Conversion Shares and Common Stock underlying warrants held by Alpha.

On the date that the Series E Convertible Preferred Stock was consummated, the fair value of the Company’s Common Stock price was $0.37 per share, which was higher than the effective conversion price of $0.25 per share of Common Stock that was agreed to on April 7, 2020. As a result, the Company recognized a beneficial conversion feature (“BCF”) of $378,240 on 788 of Series E Convertible Preferred Stock shares representing the intrinsic value of $0.12 per share of Common Stock multiplied by the number of Common Stock shares to be issued upon conversion. The remaining amount of 262 shares was repurchased as described below. The discount to the Series E Convertible Preferred Stock resulting from the BCF is presented as an increase to net loss attributable to Common Stockholders in computing basic and fully diluted earnings per share in the consolidated statements of operations and comprehensive loss.

On May 11, 2020, the Company entered into a Series E Purchase Agreement for the sale of Common Stock as described above with Alpha whereby we agreed to repurchase 262 shares of Series E Convertible Preferred Stock with the proceeds from the new issuance. The repurchase of the Series E Convertible Preferred Stock was convertible into 1,048,000 shares of Common Stock at a repurchase price of $1.06 per share of Common Stock. The Company increased its net loss available to Common Stockholders in computing earnings per share for the excess of the consideration paid for the Series E Preferred Convertible Stock over its carrying value totaling $848,880. As of December 31, 2020, no Series E Preferred Convertible Stock remained issued and outstanding.

Capital Stock Issuances

GreenBlock Capital LLC

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) for purposes of advising on certain business opportunities. On June 18, 2019, the Company issued 500,000 shares of restricted Common Stock to the Consultant, and the Company recognized $170,000 of stock-based compensation expense at a fair value of $0.34 per share within professional fees on the consolidated statements of operations and comprehensive loss. On October 31, 2019, the consulting agreement was terminated; however, the Consultant continued to be entitled to receive up to 2,500,000 restricted Common Stock after termination of the consulting agreement, if the achievement of milestones that commenced during the term of the consulting agreement were completed within twenty-four months. On June 30, 2020, the Company issued an additional 250,000 shares of restricted Common Stock.to the Consultant, and recognized stock-based compensation expense of $297,500 at a fair value of $1.19 per share, which was reflected in professional fees in the consolidated statements of operations and comprehensive loss. Subsequent to the aforementioned termination of the consulting agreement, the Consultant sent a demand letter to the Company alleging a breach of this agreement due to the Company’s non-issuance of additional restricted shares of its Common Stock in connection with the Consultant’s alleged achievement of the milestones. As of December 31, 2020, and as a result of this demand, the Company recorded a contingent loss of $1,500,000, based upon the fair market value of $6.00 per share of its Common Stock, which was recorded within professional fees on the consolidated statements of operations and comprehensive loss. For the quarter ended March 31, 2021, the Company recorded additional stock-based compensation expense of $1,407,000, which reflected the issuance of 550,000 additional restricted shares of Common Stock that were issued on May 12, 2021, which resulted in a liability amount of $2,907,000 for purposes of payment of the settlement.

December Purchase Agreement

In January 2021, the Company issued 1,057,214 shares of Common stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered into on December 31, 2020, the gross proceeds associated with this exercise were $6,313,943, net of issuance costs.

Exercise of Warrants

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 per share in connection with a securities purchase agreement dated August 4, 2020.

Securities Purchase Agreement Dated May 11, 2020

On May 11, 2020, the Company and an Investor entered into a securities purchase agreement (the “May Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 2,400,000 shares of Common Stock, par value $0.001, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,260,377 shares of Common Stock, for gross proceeds of approximately $6,000,000 (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $3,267). The purchase price for each share of Common Stock was $1.06 and the purchase price for each Pre-Funded Warrant was $1.05999. The exercise price for each Warrant was $0.001. Net proceeds from the sale were used to repurchase 262 shares of the Company’s Series E Preferred Stock, convertible into 1,048,000 shares of Common Stock currently held by the Investor at a repurchase price of $1.06 per share of Common Stock (see below). The Company expects to use the balance for working capital and general corporate purposes. The Company increased net loss available to Common Stockholders in computing earnings per share for the excess of the consideration paid for the Series E Preferred Stock over its carrying value totaling $848,880 as presented on the consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the May Purchase Agreement, the Company had agreed to certain restrictions on future stock offerings, including that during the 60-day period following the closing, the Company did not issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions. The exercise price of the Warrants and the shares of the Common Stock issuable upon the exercise thereof were subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Warrants, and were exercisable on a “cashless” basis in certain circumstances.

Securities Purchase Agreement Dated June 24, 2020

On June 24, 2020, the Company and the Investor entered into a securities purchase agreement (the “June Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 4,407,400 shares of Common Stock, par value $0.001, pre-funded warrants to purchase up to 1,956,236 shares of Common Stock, and warrants (the “Warrants”) to purchase up to 2,455,476 shares of Common Stock at an exercise price of $1.35 per share, for gross proceeds of $7,000,000 (which includes subsequent payment of the exercise price of the Pre-Funded Warrants in the amount of $1,956) and net proceeds of $6,950,000 after issuance costs. Upon exercise of the Warrants in full by the Investor, the Company will receive additional gross proceeds of $3,314,892. The shares of Common Stock underlying the Pre-Funded Warrants and the Warrants are referred to as “June Warrant Shares.”

The purchase price for each share of Common Stock is $1.10 and the purchase price for each Pre-Funded Warrant is $1.099 per share of Common Stock. The exercise price for each Pre-Funded Warrant is $0001. The Shares, Pre-funded Warrants, Warrants and June Warrant Shares are being offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective by the SEC on June 19, 2020.

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

The exercise price of the Prefunded Warrants and the Warrants and the number of June Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Prefunded Warrants and the Warrants. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the shares underlying the Warrants. The Pre-Funded Warrants allow for cashless exercise at any time. The Pre-Funded Warrants and the Warrants each contain a beneficial ownership limitation, such that none of such Pre-Funded Warrants nor the Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 9.99% of our outstanding shares of Common Stock following the exercise of such Pre-Funded Warrant or Warrant. For the year ended December 31, 2020, the Company received $3,314,893 in additional gross proceeds associated with exercise of 2,455,476 of the June Warrant Shares into Common Stock.

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

Securities Purchase Agreement Dated December 31, 2020

On December 31, 2020, the Company, and an Investor entered into a securities purchase agreement (the “December Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,057,214 shares of Common Stock, par value $0.001 Common Stock, for gross proceeds of approximately $6.4 million (which includes subsequent payment of the exercise price of the December Pre-Funded Warrants in the amount of $1,057). The shares of Common Stock underlying the December Pre-Funded Warrants are referred to as the “December Warrant Shares.”

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

Filing of Registration Statement

Pursuant to the terms of the Registration Rights Agreement executed on April 7, 2020, the Company filed an initial registration statement with the SEC registering the Conversion Shares and the April Warrant Shares on April 27, 2020. The Company’s registration statement was declared effective May 6, 2020.

Filing of Registration Statement for At-the-Market Sales Agreement

Pursuant to the terms of the Registration Rights Agreement executed on February 5, 2021, the Company filed an initial registration statement with the SEC for up to $200,000,000 of securities which may be issued by the Company from time to time in indeterminate amounts and at indeterminate times.

On May 25, 2021, the Company entered into an at-the-market Sales Agreement (the “ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents (the “Agents”), in connection with the offer and sale from time to time of shares of the Company’s Common stock, having an aggregate offering price of up to $100,000,000 (the “ATM Shares”), through an at-the-market equity offering program (the “ATM Offering”).

The ATM Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252801), which was filed with the SEC on February 5, 2021, and declared effective on May 6, 2021. A prospectus supplement relating to the ATM Offering was filed with the SEC on May 25, 2021.

Subject to the terms and conditions of the ATM Sales Agreement, the Agents will use reasonable efforts, consistent with its normal trading and sales practices and applicable law and regulations to sell ATM Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose.

Under the Sales Agreement, the Agents may sell ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder, including, without limitation, sales made by means of ordinary brokers’ transactions, directly on or through NYSE American LLC, on or through any other national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system, or any other market venue, in the over-the-counter market, in privately negotiated transactions, to or through a market maker or a combination of any such methods. The Company agreed to pay the Agents a commission equal to 3% of the gross proceeds from the sales of ATM Shares pursuant to the Sales Agreement.

The ATM Sales Agreement contains customary representations and warranties and also contains customary indemnification obligations of the Company and the Agents, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

The provisions of the ATM Sales Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreement and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and agreements. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

During the period from May 26, 2021 through December 31, 2021, the Company sold 5,705,877 shares of its Common Stock, par value $0.001, at a stock price between $5.00 and $6.30 per share, for proceeds of $30,868,703, net of issuance costs of $954,707.

2017 Omnibus Equity Incentive Plan

On March 26, 2018, the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) became effective. Under the Equity Plan, the Company may grant equity-based and other incentive awards to officers, employees, and directors of, and consultants and advisers to, the Company. The purpose of the Equity Plan is to help the Company attract, motivate, and retain such persons and thereby enhance shareholder value. The Equity Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to awards outstanding on that date). The Board in its discretion may terminate the Equity Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Equity Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. On June 18, 2019, at the Annual Meeting of Shareholders of the Company, the shareholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Equity Plan from 2,000,000 to 3,000,000.

On July 15, 2020, the Company held its 2020 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Equity Plan from 3,000,000 to 4,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or stock appreciation rights (“SARs”) may be granted to a participant under the Equity Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Equity Plan in any single calendar year shall be $500,000.

On June 16, 2021, the Company held its 2021 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Equity Plan from 4,000,000 to 10,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Equity Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as “performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Equity Plan in any single calendar year shall be $500,000.

The Company awards restricted stock units (“RSUs”) to employees, which have restriction periods tied primarily to continued service through the vesting period. Unless otherwise approved by the Board, RSUs have cliff vesting periods ranging from one to two years, though the Board may approve RSU awards that vest immediately or over a shorter period, which results in stock-based compensation expense being recognized in total on the date of grant or over the shorter vesting period.

The Company awards stock options to employees and to the Board of Directors. Stock option awards vest in equal annual installments over two years from the date of grant, though the Board may approve stock option awards that vest immediately, which results in stock-based compensation expense being recognized in total on the date of grant.

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant.

Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

RSUs

For the year ended December 31, 2021, RSU activity consisted of the following:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	100,000	$1.34
Granted	1,392,402	$3.99
Canceled	(91,667)	$5.40
Released	(253,485)	$3.39
Vested	(325,845)	$5.34
Non-vested as of December 31, 2021	821,405	$3.16

For the year ended December 31, 2021, the aggregate fair value of RSU awards at the time of vesting was $5,555,503.

As of December 31, 2021, the Company had approximately $2,138,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twenty-two months.

For the year ended December 31, 2020, there were 100,000 RSUs that were issued to Mr. Drozd at a fair market value of $1.34 on the date of grant.

Issuance of RSUs

On November 12, 2021, the Board, in connection 2021 executive compensation plan, approved awards of 75,000 RSUs each to Mr. Brandon Torres Declet (“Mr. Torres Declet”), the then Chief Executive Officer of the Company, and Ms. Nicole Fernandez-McGovern (“Ms. Fernandez-McGovern”), the Company’s Chief Financial Officer and Executive Vice President of Operations, respectively. The Company determined the fair market value of these RSUs to be $441,000 based on the market price of the Company’s Common Stock on the grant date For the year ended December 31, 2021, the Company recognized $144,725 in stock-based compensation expense related to the RSU awards.

During the fourth quarter of 2021, the Board approved a grant of 611,000 RSUs to non-executive employees of the Company. The Company determined the fair market value of these RSUs to be $1,761,340 based on the market price of the Company’s Common Stock at the respective grant dates. For the year ended December 31, 2021, the Company recognized $218,319 in stock-based compensation expense related to these awards.

On May 24, 2021, and as a part of a separation agreement between Company and Mr. J. Michael Drozd ("Mr. Drozd"), the Company's former Chief Executive Officer, the Company issued to Mr. Drozd 145,152 RSUs, which vested immediately. These RSUs were valued at, and for the year ended December 31, 2021 the Company recognized stock-based compensation expense of $680,783 based upon the market price of the Company's Common Stock of $4.69 per share on the date of grant of these RSUs. (See Note 13)

On May 4, 2021, the Board approve a grant to Ms. Fernandez-McGovern of 111,250 RSUs, which vested immediately. These RSUs were valued at, and for the year ended December 31, 2021, and the Company recognized stock-based compensation expense of $640,800 based upon the market price of the Company's Common Stock of $5.76 per share on the date of grant of these RSUs.

On April 19, 2021, the Board approved, in connection with the Measure Acquisition, an award of 10,000 RSUs to Mr. Jesse Stepler upon his appointment of as senior management of Measure. The Company determined the fair market value of these RSUs to be $54,000 based on the market price of the Company’s Common Stock on the date of grant. These RSUs vest equally on a pro-rata basis over one year of continued employment. For the year ended December 31, 2021, the Company recognized $37,824 in stock-based compensation expense related to this award.

On April 19, 2021, the Board approved, in connection with the Measure Acquisition, an award of 125,000 RSUs was granted to Mr. Declet upon his appointment as senior management of the Company. The Company determined the fair market value of these RSUs to be $675,000 based on the market price of the Company’s Common Stock on the date of grant. These RSUs vest equally on a pro-rata basis over one year of continued employment. For the year ended December 31, 2021, the Company recognized $472,856 in stock-based compensation expense related to this award.

On April 19, 2021, the Board, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), approved awards of 100,000 and 125,000 RSUs to Mr. Drozd, and Ms. Fernandez-McGovern, respectively, and in accordance with their applicable amended respective employment letters. The Company determined the fair market value of these RSUs to be $1,215,000 based on the market price of the Company’s Common Stock on the date of grant. These RSUs vest equally on a pro-rata basis over one year of continued employment. Upon Mr. Drozd’s separation from the Company, 91,667 RSUs were canceled. For the year ended December 31, 2021, the Company recognized $517,854 in stock-based compensation expense related to these awards.

On March 5, 2021, the Company issued to Ms. Fernandez-McGovern and a non-executive employee 10,000 RSUs and 5,000 RSUs, respectively, which vested immediately. These RSUs were valued at, and for the year ended December 31, 2021, and the Company recognized stock-based compensation expense of $87,600 based upon the market price of the Company’s Common Stock of $5.84 per share on the date of grant of these RSUs.

On May 18, 2020, the Company issued in connection with the commencement of employment of its Chief Executive Officer, 100,000 RSUs which fully vested after one year of continued employment. The Company determined the fair-market value of the restricted stock units to be $134,000. In connection with the issuance of these restricted stock units, the Company recognized $50,518 in stock compensation expense for the twelve months ended December 31 and $82,786 in stock compensation expense for the year ended December 31, 2020.

Stock Options

The fair values of stock options granted during the years ended December 31, 2021 and 2020 were determined using the Black-Scholes option valuation model. The expected term of options granted is based on the simplified method in accordance with SEC Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The Company makes assumptions with respect to expected stock price volatility based on the average historical volatility of peers with similar attributes. In addition, the Company determines the risk-free rate by selecting the U.S. Treasury with maturities similar to the expected terms of grants, quoted on an investment basis in effect at the time of grant for that business day.

For the year ended December 31, 2021, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

December 31, 2021
Dividend yield	—%
Expected life (years)	5.91
Expected volatility	83.10%
Risk-free interest rate	1.42%

For the year ended December 31, 2021, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,255,267	$1.46	$0.82	5.31	$10,247,548
Granted	1,049,500	$5.31	$2.85	3.01	$—
Exercised	(513,500)	$0.24	$0.15	—	$675,363
Expired/Forfeited	(249,600)	$5.50	$2.96	—	$7,277
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Exercisable as of December 31, 2021	1,548,083	$1.97	$1.10	4.14	$1,178,340

As of December 31, 2021, the Company had approximately $2,036,000 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-four months.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of December 31, 2021 (for outstanding options), less the applicable exercise price.

For the year ended December 31, 2020, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

December 31, 2020
Dividend yield	—%
Expected life (years)	3.8
Expected volatility	87.11%
Risk-free interest rate	0.19%

For the year ended December 31, 2020, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,480,470	$0.39	$0.27	6.28	$378,111
Granted	876,167	$3.27	$1.80	4.71	$2,392,368
Exercised	(881,898)	$0.19	$0.16	—	$4,141,581
Expired/Forfeited	(219,472)	$1.63	$1.04	—	$927,616
Outstanding as of December 31, 2020	2,255,267	$1.46	$0.82	5.31	$10,247,548
Exercisable at period end	1,097,268	$0.38	$0.24	5.58	$6,164,209

As of December 31, 2021, the Company had approximately $1,657,221 of unrecognized stock-based compensation expense related to stock options, which will be amortized over approximately twenty-four months.

Options Issuances

For the year ended December 31, 2021, the Company issued to non-executives employees options to purchase 469,500 shares of Common Stock at exercise prices ranging from $1.44 to $5.42 per share, which expire on dates between January 3, 2025 and December 31, 2026. The Company determined the fair market value of these unvested options to be $1,759,843. In connection with the issuance of these options, the Company recognized $629,999 in stock-based compensation expense for the year ended December 31, 2021.

For the year ended December 31, 2021, the Company issued to directors and officers options to purchase 580,000 shares of Common Stock at exercise prices ranging from $0.84 to $3.37 per share, which expire on dates between January 3, 2025 and December 31, 2026. The Company determined the fair market value of these unvested options to be $1,231,400. In connection with the issuance of these options, the Company recognized $286,312 in stock-based compensation expense for the year ended December 31, 2021.

The Company previously issued options to purchase 2,593,371 shares of Common Stock to directors and non-executive employees of the Company at exercise prices ranging from $0.06 to $3.18 per share, expiring on dates between March 30, 2023, and September 29, 2029. In connection with the issuance of these options to employees and directors, the Company recognized $85,163 and $247,180 in stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, as a result of employee terminations and options expirations, stock options aggregating 257,932 and 212,340, respectively, with fair market values of $764,034 and $221,982, respectively, were cancelled.

Issuance of Common Stock for Acquisitions

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

See Note 17 for further detail.

Note 10 – Retirement Plans

Defined Benefit Plan

senseFly S.A. sponsors a defined benefit pension plan (the “Defined Benefit Plan”) covering all its employees. The Defined Benefit Plan provides benefits in the event of retirement, death or disability, with benefits based on age and salary. The Defined Benefit Plan is funded through contributions paid by senseFly S.A. and its employees, respectively. The Defined Benefit Plan assets are administered by Groupe Mutuel Prévoyance (“GMP”), which invests these plan assets in cash and cash equivalents, equities, bonds, real estate and alternative investments.

The Projected Benefit Obligation (“PBO”) includes in full the accrued liability for the plan death and disability benefits, irrespective of the extent to which these benefits may be reinsured with an insurer. The actuarial valuations are based on the census data as of October 31, 2021, provided by GMP.

The Company recognizes the overfunded or underfunded status of the Defined Benefit Plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status of the Defined Benefit Plan in the year in which the changes occur through accumulated other comprehensive income or loss. The Defined Benefit Plan’s assets and benefit obligations are remeasured as of December 31st each year.

For the period from October 18, 2021 (the “senseFly Acquisition Date) through December 31, 2021, the net periodic benefit cost of the Defined Benefit Plan was as follows:

2021
Service cost	$87,368
Interest cost	3,236
Expected return on plan assets	(19,415)
Net periodic pension benefit cost	$71,189

The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. For the period from the senseFly Acquisition Date through December 31, 2021,the changes in the projected benefit obligation were as follows:

2021
PBO, beginning of period	$3,999,708
Service cost	87,368
Interest cost	3,236
Plan participation contributions	52,852
Actuarial gains	92,761
Benefits paid through plan assets	(9,708)
Plan amendments related to statutory changes	(16,179)
Foreign currency exchange rate changes	(254)
PBO, end of period	4,209,784
Component representing future salary increases	(19,450)
Accumulated benefit obligation (“ABO”), end of period	$4,190,334

For the period from the senseFly Acquisition Date through December 31, 2021, the change in fair value of the Pension Plan assets were as follows:

2021
Fair value of plan assets, beginning of period	$3,720,885
Expected return on plan assets	19,415
Gain on plan assets	8,629
Employer contributions	86,289
Plan participant contributions	52,852
Benefits paid through plan assets	(9,707)
Foreign currency exchange rate changes	(305)
Fair value of plan assets, end of period	$3,878,058

senseFly S.A.’s investment objectives are to ensure that the assets of its Defined Benefit Plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. senseFly S.A. believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. senseFly’s investment strategy with respect to the Defined Benefit Plan is to invest in accordance with the following allocation: 30.93% in equities, 34.94% in bonds, 15.46% in real estate, 9.28% in alternative investments and 9.39% in cash and cash equivalents.

As of December 31, 2021, the following table presents the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$364,142	$—	$—	$364,142
Equity securities	1,199,399	—	—	1,199,399
Bonds	1,354,997	—	—	1,354,997
Real estate	—	599,700	—	599,700
Alternative investments	—	359,820	—	359,820
Total fair value of plan assets	$2,918,538	$959,520	$—	$3,878,058

As of December 31, 2021, the following table presents the unfunded status of the Defined Benefit Plan, defined as plan assets less the projected benefit obligation:

2021
Fair value of plan assets	$3,878,058
Less: PBO	(4,209,784)
Underfunded status, end of period	$(331,726)

As of December 31, 2021, the underfunded status is included in other liabilities in the consolidated balance sheets.

The Defined Benefit Plan has an ABO and PBO in excess of Defined Benefit Plan assets. For the period from the senseFly Acquisition Date through December 31, 2021, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were as follows:

2021
Net prior service cost	$16,208
Net loss	(84,111)
Deferred tax	—
Accumulated other comprehensive loss, net of tax	$(67,903)

As of December 31, 2021, the net prior service credit included in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2022.

The actuarial assumptions for the Defined Benefit Plan were as follows:

Benefit obligations:
Discount rate	0.30%
Estimated rate of compensation increase	1.00%
Periodic costs:
Discount rate	0.30%
Estimated rate of compensation increase	1.00%
Expected average rate of return on plan assets	2.66%

The following table presents the expected benefit payments from the Defined Benefit Plan for the next five fiscal years and the aggregate five years thereafter:

Year ending December 31:	Expected Plan Benefit Payments
2022	$430,055
2023	414,927
2024	394,397
2025	372,786
2026	352,256
2027-2031	1,483,581
Total expected benefit payments by the plan	$3,448,002

Defined Contribution Plan

The Company sponsors the AgEagle Aerial Systems 401(k) Plan (the “401(k) Plan”) that covers substantially all eligible employees in the United States. The Company matches contributions made by eligible employees, subject to certain percentage limits of the employees’ earnings. For the year ended December 31, 2021, the Company’s employer contribution to the 401(k) Plan was $11,127.

Note 11 – Warrants to Purchase Common Stock

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

Warrant Conversions

On December 27, 2018, the Company issued 2,000 shares of Series D Warrant to purchase 3,703,703 shares of the Company’s Common Stock for $2,000,000 in gross proceeds. The shares of Common Stock underlying the Warrant are referred to as the “Warrant Shares.” The Company also entered into a registration rights agreement granting registration rights to the Purchaser with respect to the Warrant Shares.

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

On April 7, 2020, upon the issuance of the Series E Preferred Stock, offering, a subsequent anti-dilution provision was triggered for the Series D Warrant whereby the exercise price of the Warrant Shares was adjusted from $0.54 to $0.25 per share a Warrant Down Round. (See Note 9)

In connection with an issuance of debentures in 2017, the Company issued a warrant to purchase 828,221 shares of the Company’s Common Stock at an exercise price of $1.51 with an expiration date on August 2, 2024. These warrants were exercised at a cashless price of $1.51 per share on September 22, 2020 into 405,716 shares of common stock.

In July 2020, the Company received $2,632,500 in additional gross proceeds associated with exercise of 1,950,000 of the June Warrant Shares into Common Stock. During December 2020, the Company received $682,393 in additional gross proceeds associated with exercise of 505,476 shares of the June Warrant.

For the year ended December 31, 2020, 6,987,400 warrants were converted into 5,808,931 shares of Common Stock at a weighted average conversion price of $0.79. The Company received cash proceeds of $3,314,893 associated with exercise of the warrants.

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

As of December 31, 2021, there were no warrants outstanding.

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2019	4,531,924	$0.72	4.05
Issued	4,972,254	2.34	0.92
Exercised	(6,987,400)	0.79	—
Outstanding as of December 31, 2020	2,516,778	$3.30	0.83
Issued	—	—	—
Exercised	(2,516,778)	$3.30	—
Outstanding as of December 31, 2021	—	$—	—
Exercisable as of December 31, 2021	—	$—	—

Note 12 – Leases

Operating Leases

The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right-of-use asset and a lease liability at the lease commencement date.  Leases with an initial term of twelve months or less, but greater than one month, are not recorded on the balance sheet for select asset classes.  The lease liability is measured at the present value of future lease payments as of the lease commencement date, or the opening balance sheet date for leases existing at adoption of ASC 842.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

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

Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease are split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the consolidated statements of operations and comprehensive loss. Variable lease payments are expensed as incurred.

The Company has an operating lease in Wichita, Kansas, which serves as its corporate offices. The lease commencement date was November 1, 2020, and will expire on October 31, 2023, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $181,500.

As a result of the MicaSense Acquisition, the Company assumed an operating lease for office space in Seattle, Washington that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. The estimated cash rent payments due through the expiration of this operating lease total approximately $891,000.

As a result of the Measure Acquisition, the Company assumed the operating leases for office space in Washington, D.C. and Austin, Texas. The prior operating lease in Washington, D.C. expired in September 2021 and the current operating lease in Austin, Texas expires in December 2021. The Company signed a new operating lease agreement for its office space in Washington, D.C. in July 2021, beginning on October 1, 2021 and expiring in December 2022. Additionally, the Company signed a new operating lease agreement for its office space in Austin, Texas commencing in August 2021 and expiring in December 2022. The estimated cash rent payments due through the expiration these two operating leases total approximately $208,000.

As a result of the senseFly acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh expires in December 2022, while the operating lease in Lausanne expires in April 2023. The estimated cash rent payments due through the expiration of these two operating leases total approximately $1,057,000.

As of December 31, 2021 and 2020, consolidated operating lease liabilities of $2,178,381 and $257,363, are recorded net of accumulated amortization of $282,668 and $13,823, respectively.

As of December 31, 2021 and 2020, balance sheet information related to the Company’s operating leases is as follows:

		December 31,
	Balance Sheet Location	2021	2020
Right of use asset	Right of use asset	$2,019,745	$257,363
Current portion of operating lease liability	Current portion of operating lease liability	$1,235,977	85,895
Long-term portion of operating lease liability	Long-term portion of operating lease liability	$942,404	$171,468

For the years ended December 31, 2021 and 2020, operating lease expense payments were $532,892 and $48,840, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of December, 31, 2021, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022	$1,329,432
2023	540,566
2024	221,370
2025	227,443
2026	18,954
Total future minimum lease payments, undiscounted	2,337,765
Less: Amount representing interest	(159,381)
Present value of future minimum lease payments	$2,178,384
Present value of future minimum lease payments – current	$1,235,977
Present value of future minimum lease payments – long-term	$942,404

As of December 31, 2021 and 2020, the weighted average lease-term and discount rate of the Company’s leases are as follows:

	Year ended December 31,
Other Information	2021	2020
Weighted-average remaining lease terms (in years)	2.3	2.8
Weighted-average discount rate	6.0%	6.0%

For the year ended December 31, 2021 and 2020, supplemental cash flow information related to leases is as follows:

	Year ended December 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$532,892	$16,500
Lease liabilities related to the acquisition of right of use assets: Operating leases	$2,196,370	$271,186

Note 13 – Commitments and Contingencies

Executive Appointments and Departures

Mr. Barrett Mooney

Appointment as Chief Executive Officer and Chairman of the Board

On January 17, 2022, Mr. Barrett Mooney, the Company's Chairman of the Board and the Chief Executive Officer immediately preceding Mr. Brandon Torres Declet, was reappointed to serve as the Chief Executive Officer of the Company (See Note 17). Mr. Mooney will continue in his role as Chairman of the Board. In his role as Chief Executive Officer, Mr. Mooney will receive an annual base salary of $380,000 per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. In his role as Chief Executive Officer, Mr. Mooney will receive an annual base salary of $380,000 per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. In accordance with the 2022 Executive Compensation Plan, approved by the Compensation Committee, Mr. Mooney is entitled to receive an annual bonus comprised of up to 35% of his base salary in cash and 350,000 in RSUs, based upon his performance as determined by certain metrics established by the Board and Mr. Mooney. In addition, Mr. Mooney is entitled to receive a quarterly grant of 25,000 stock options at the fair market value of the Company's Common Stock on the grant date, vesting over two years, and exercisable for a period of five years.

Effective May 5, 2020, Mr. Mooney was appointed Chairman of the Board of the Company. Prior to being recently appointed Chief Executive Officer Mr. Mooney agreed to provide the Company with consulting services, as needed, at a fixed price of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. Commencing in August 2020, Mr. Mooney’s consulting fee increased to $10,000 per month.

Departure as Chief Executive Officer

Effective May 5, 2020, Mr. Mooney resigned as the then Chief Executive Officer of the Company, and prospectively, no longer served as senior management of the Company. In connection with his resignation, Mr. Mooney received his then current salary and benefits from March 6, 2020 through April 4, 2020. Mr. Mooney was paid $50,000 in cash, $25,000 of which was paid in a lump sum in April 2020, and the balance paid in equal installments over a six-month period, which commenced on May 5, 2020. Mr. Mooney remained eligible for up to $15,000 bonus, as approved by the Board, based on the achievement of certain revenue and operational targets.

Mr. Torres Declet

Resignation as Chief Executive Officer

On January 17, 2022, the Company and Mr. Brandon Torres Declet mutually agreed to Mr. Torres Declet’s resignation as Chief Executive Officer and as a director of the Company. In connection with his departure, and in accordance with his employment agreement with the Company, Mr. Torres Declet will receive base salary continuation equal to six months of his then annual salary, reimbursement of COBRA health insurance premiums for a period of six months at the same rate as if Mr. Torres Declet were an active employee of the Company, and a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment.

Appointment as Chief Executive Officer and Chief Operating Officer

On May 24, 2021, Mr. Torres Declet was appointed to serve as the then new Chief Executive Officer of the Company. Mr. Torres Declet did not continue to serve as the Company’s Chief Operating Officer. On June 11, 2021, the Board upon recommendation of the Compensation Committee, approved an increase in Mr. Torres Declet’s annual base salary from $225,000 to $235,000, effective as of May 24, 2021, commensurate with his new position as Chief Executive Officer. Mr. Torres Declet was entitled to receive an annual 20% bonus, comprised of a mix of cash and RSUs, based upon his performance as determined by certain metrics established by the Board and Mr. Torres Declet.

On April 19, 2021, in connection with the Measure Acquisition, the Board approved the appointment of Mr. Torres Declet as the Company’s Chief Operating Officer. Mr. Declet also served as the President of Measure. Prior to joining the Company, Mr. Declet, co-founded Measure, and since 2014, served as its President. In his position as Chief Operating Officer, Mr. Declet received an annual base salary of $225,000 per year, subject to increases at the discretion of the Board. Mr. Declet was eligible for an annual cash bonus of up to 20% of his then-current base salary, as determined by the Board in its good faith discretion, based on the achievement of a combination of personal and Company objectives. Mr. Declet was also eligible to participate in any benefit plans offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. Mr. Declet was awarded a one-time grant of 125,000 RSUs that vest on a pro rata basis over one year commencing on the date of closing of the Measure Acquisition. This grant had a fair value of $675,000, based on the fair value of the Company’s Common Stock on the date of grant. For the year ended December 31, 2021, the Company recognized stock-based compensation of $472,856 related to this award. Additionally, Mr. Declet was entitled to be granted, on a quarterly basis, non-qualified options to acquire 25,000 shares of Company Common Stock.

Mr. J. Michael Drozd

Resignation as Chief Executive Officer

On May 24, 2021, the Company and Mr. J. Michael Drozd (“Mr. Drozd”) mutually agreed to Mr. Drozd’s resignation as Chief Executive Officer, effective immediately (the “Termination Date”). Mr. Drozd resigned to pursue new career opportunities. In connection with his departure, Mr. Drozd and the Company entered into a separation agreement and General Release, dated June 11, 2021 (“Separation Agreement”), pursuant to which, among other things, the Company agreed to and paid Mr. Drozd the following: (i) his regular base salary at the annual rate of $235,000 through the Termination Date; (ii) an annual performance bonus comprised of $37,130 in cash and 118,500 shares of the Company’s Common Stock, (iii) severance pay equal to six months of his base salary as of the Termination Date; (iv) reimbursement for six months’ of COBRA health insurance premiums at the same rate as if Mr. Drozd were an active employee of the Company; (v) cash payment equal to three days of accrued and unused vacation days; and (vi) 26,652 fully-vested RSUs with a fair value of $125,000 on the date of grant. Additionally, Mr. Drozd’s then outstanding and unvested equity awards continued to be governed by the terms of the applicable award agreements, except that 8,333 of the 100,000 RSUs granted to him on April 19, 2021, in accordance with his employment agreement with the Company, vested on the effective date of the Separation Agreement.

Appointment as Chief Executive Officer

On April 28, 2020, Mr. Michael Drozd was appointed to serve as the Company’s then Chief Executive Officer, commencing May 18, 2020. Mr. Drozd received an annual base salary of $235,000 per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. Mr. Drozd was entitled to receive an annual 20% bonus, comprised of a mix of cash and stock options, based upon his performance as determined by certain metrics established by the Board and Mr. Drozd. Mr. Drozd received an initial grant of 100,000 RSUs, which were scheduled to become fully vested after one year of continued employment. Mr. Drozd was eligible to receive a quarterly award of 15,000 non-qualified stock options. At the time of issuance, each stock option award agreement was to have set forth the vesting, exercisability, and exercise price of the stock options as of the date of the grants.

Mr. Brett Chilcott

Resignation as President and Chairman of the Board

Effective May 5, 2020, Mr. Chilcott resigned as the then President and Chairman of the Board of the Company. Mr. Chilcott no longer serves as an executive or director of the Company. For a period of twelve months from his date of resignation, Mr. Chilcott agreed to remain an employee and advise the Company to ensure a seamless leadership transition. Mr. Chilcott received his then base annual salary of $140,000, plus benefits, during the twelve-month that concluded May 4, 2021.

Existing Employment and Board Agreements

On November 12, 2021, the Board, in connection 2021 executive compensation plan, approved cash bonuses of $10,000 each to Mr. Torres Declet and Ms. Fernandez-McGovern, respectively.

The Company has various employment agreements with various executive officers and directors of the Company that serve as Board members, which it considers normal and in the ordinary course of business.

The Company has no other formal employment agreements with our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of our named executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, it is possible that the Company will enter into formal employment agreements with its executive officers in the future.

Founder Leak-Out Agreement

On April 7, 2020, as a condition to the consummation of the Series E Preferred Agreement, the Company entered into a Leak-Out Agreement with Mr. Bret Chilcott (“Mr. Chilcott”), founder, former director and President of the Company, and Alpha with respect to the shares Mr. Chilcott beneficially owns. The restriction on the disposition of the shares is for a period of seven months from the date of the closing of the agreement. Thereafter, for a period of an additional six months, Mr. Chilcott may sell no more than $25,000 per calendar month of shares of Company Common Stock.

On August 26, 2020, the Company, together with Mr. Chilcott and Alpha, who was a party to the Leak Out Agreement, agreed to amend the Leak Out Agreement to change the restrictions on the disposition of Mr. Chilcott’s shares that are subject to the Leak Out Agreement (the “Amended Leak Out Agreement”). The Amended Leak Out Agreement provides that Mr. Chilcott (together with his affiliates) may sell or otherwise dispose of his shares for a period of twelve (12) months commencing on September 7, 2020 (the “Restricted Period”) in an amount representing no more than 50,000 shares per calendar month during the Restricted Period. Upon expiration of the Restricted Period, the restrictions set forth in the Amended Leak Out Agreement ceased.

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of December 31, 2021, the Company had purchase commitments of approximately $2,240,000. These purchase commitments are expected to be realized during the year ending December 31, 2022.

Note 14 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2021 and 2020, respectively:

Ms. Fernandez-McGovern is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company. For the years ended December 31, 2021 and 2020, the expenses related to services provided by Premier Financial Filings to the Company, were $33,930 and $23,524, respectively. These expenses are included within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

One of the Company’s directors, Mr. Thomas Gardner, is one of the principals of NeuEon, Inc, which provide services to the Company as the Chief Technology Officer. For the years ended December 31, 2021 and 2020, the expenses related to services provided by NeuEon Inc. to the Company were $293,750 and $118,500, respectively. These expenses are included within in the general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss.

Following his resignation as Chief Executive Officer in May 2020, Mr. Mooney agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month. For the years ended December 31, 2021 and 2020, the Company recognized $25,000 and $66,500 of expenses, which are included in the general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Note 15 – Income Taxes

Prior to April 15, 2015, AgEagle Aerial Inc. was treated as a disregarded entity for income tax purposes. Income taxes, if any, were the responsibility of the sole member. Effective April 22, 2015, the Company elected to be classified as a corporation for income tax purposes. On March 26, 2018, the Company’s predecessor company, EnerJex Resources, Inc. (“EnerJex”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a then privately held company (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. AgEagle Sub changed its name initially to “Eagle Aerial, Inc.” and then to “AgEagle Aerial, Inc.” Following the Merger, AgEagle Aerial Inc. became a wholly owned subsidiary of AgEagle Aerial Systems, Inc., and the group files a consolidated U.S. federal income tax return as well as income tax returns in various states.

As of December 31, 2021 and 2020, the total of all net deferred tax assets was $8,820,453 and $3,277,467, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $8,820,453 and $3,277,467 as of December 31, 2021 and 2020, respectively. The change in the valuation allowance during the years ended December 31, 2021 and 2020 was $5,542,986 and $498,367, respectively.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes, the availability of an employee retention credit, and expands the availability of net operating loss usage. In addition, other governments in state and local in which we operate have also enacted certain relief measures.

On December 27, 2020, the Consolidations Appropriations Act, 2021 (“CAA”) was signed into law and included in the government appropriations and additional economic stimulus. The CAA enhances and expands certain provisions of the CARES Act. The CAA modifies the tax deductibility of expenses relating to the PPP loan forgiveness, Employee Retention Credit eligibility and extends other CARES Act provisions. We continue to monitor new and updated legislation, however the provisions enacted have not had a material impact on our consolidated financial statements.

As of December 31, 2021, the Company has a federal and state net operating loss carry forward of approximately $39,363,972 and $16,840,478 respectively. Of those balances, the Company has $8,242,818 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carry forwards of $1,711,418 which expire in 2028. The Company has state net operating carry forwards of $12,265,405, which expire between 2025-2041, and the remaining amounts have no expiration. As of December 31, 2020, the Company has a federal and state net operating loss carry forward of approximately $22,890,426 and $12,406,1130 respectively. Of those balances, the Company has $8,242,818 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has state net operating loss carry forwards of $10,584,638 expiring in 2025-2040, and the remaining amounts have no expiration. The Act changed the rules on net operating loss carry forwards. The twenty-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to eighty percent of taxable income.

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

As of December 31, 2021, the Company determined it is more likely than not that it will not realize our temporary deductible differences and net operating loss carryforwards, and as such, has provided a full valuation allowance on our net deferred tax asset.

During the years ended December 31, 2021 and 2020, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. AgEagle files U.S. federal and state income tax returns, as required by law. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits. The Company is open to federal and state examination on the 2018 through 2020 income tax returns filed.

For the years ended December 31, 2021 and 2020, a reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2021		2020
	Amount	Rate	Amount	Rate
Computed tax at the expected statutory rate	$(6,337,648)	21.00%	$(1,035,815)	21.00%
State and local income taxes, net of federal	(249,537)	0.83%	(162,671)	3.30%
Permanent differences	1,821,323	(6.04)%	(430,179)	8.70%
Other adjustments	409,229	(1.36)%	(405,195)	(8.20)%
Return to provision adjustment	(11,518)	(0.04)%	725,102	(14.70)%
Purchase accounting	(1,298,228)	4.30%	—	—%
Foreign tax differential	123,393	(0.41)%	—	—%
Change in valuation allowance	5,542,986	(18.37)%	498,367	(10.10)%
Income tax benefit	$—	0.00%	$—	0.00%

As of December 31, 2021 and 2020, the temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities):

	2021	2020
Property and equipment	$(75,342)	$4,825
Other current liabilities	28,284	(4,601)
Intangible assets	(1,399,267)	(31,678)
Equity compensation	742,175	106,360
Other accrued expenses	237,508	352,072
Net operating loss carry forward	8,900,739	2,850,489
Tax credits	386,356	—
Total deferred tax assets	8,820,453	3,277,467
Valuation allowance	(8,820,453)	(3,277,467)
Net deferred tax assets	$—	$—

Note 16 – Segment Information

The Company conducts the business through the following three operating and reporting segments: Drones and Custom Manufacturing, Sensors and SaaS.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of December 31, 2021 and 2020 and for the years then ended operating information about the Company’s reportable segments consisted of the following:

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
Year ended December 31, 2021
Revenue	$—	$2,428,858	$6,793,727	$538,367	$9,760,952
Cost of sales	—	1,474,368	3,303,286	727,055	5,504,709
Loss from operations (1)	(11,976,556)	(1,803,370)	(1,266,599)	(15,246,247)	(30,292,772)
Other income (expense), net	121,926	(16,007)	26,786	51,387	184,092
Net loss	$(11,854,630)	$(1,819,377)	$(1,239,813)	$(15,194,860)	$(30,108,680)

Year ended December 31, 2020
Revenue	$—	$—	$—	$1,285,383	$1,285,383
Cost of sales	—	—	—	711,650	711,650
(Loss) Income Loss from operations	(5,505,040)	—	—	573,733	(4,931,307)
Other expense, net	(1,143)	—	—	—	(1,143)
Net loss	$(5,506,183)	$—	$—	$573,733	$(4,932,450)

As of December 31, 2021
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$14,516,466	$27,073,211	$27,548,066	$37,545,298	$104,683,041

As of December 31, 2020
Goodwill	$—	$—	$—	$3,108,000	$3,108,000
Assets	$25,042,296	$—	$—	$3,684,174	$28,726,470

(1) Includes goodwill impairment $12,357,921 for the SaaS reporting segment.

    For the year ended December 31, 2021, segment revenue by geographic area consisted of the following:

	Drones and Custom Manufacturing	Sensors	SaaS	Total
North America	$527,292	$2,235,143	$538,367	$3,300,802
Europe, Middle East and Africa	1,074,413	2,587,399	—	3,661,812
Asia Pacific	257,021	1,224,719	—	1,481,740
Other	—	746,466	570,132	1,316,598
	$1,858,726	$6,793,727	$1,108,499	$9,760,952

For the year ended December 31, 2020, revenue by geographic area consisted of the following:

	Drones and Custom Manufacturing	Sensors	SaaS	Total
North America	$1,218,735	$—	$66,648	$1,285,383

Note 17 – Subsequent Events

On March 31, 2022, the Company released $2,271,512 to the MicaSense Sellers in accordance with the MicaSense Purchase Agreement. (See Note 5)

On January 19, 2022, in accordance with the senseFly S.A. Purchase Agreement, the Company issued to Parrot S.A.S. 1,927,407 restricted shares of Common Stock, having an aggregate value of $3,000,000. (See Note 5)

On January 17, 2022, the Company and Mr. Torres Declet mutually agreed to Mr. Torres Declet’s resignation as Chief Executive Officer and as a director of the Company, effective immediately. Concurrent with Mr. Torres Declet’s resignation, the Company reappointed Mr. Mooney as its Chief Executive Officer (See Note 13). Mr. Mooney continues as the Company’s Chairman of the Board.

Effective January 1, 2022, Ms. Fernandez-McGovern will receive an annual base salary of $300,000 per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. In addition, and in accordance with the 2021 Executive Compensation Plan approved by the Compensation Committee, Ms. Fernandez-McGovern is entitled to receive an annual bonus comprised of up to 35% of her base salary in cash and 300,000 in RSUs, based upon her performance, as determined by certain metrics established by the Board and Ms. Fernandez-McGovern. In addition, Ms. Fernandez-McGovern will receive a cash retention bonus of $50,000 and is entitled to receive a quarterly grant of 25,000 stock options at the fair market value of the Company’s Common Stock on the grant date, vesting over two years, and exercisable for a period of five years.

During the period from January 1, 2022, through March 18, 2022, the Company raised approximately $4,583,000 through ATM Offering.