Form 10-Q
period 2022-06-30
AgEagle Aerial Systems Inc.
filed 2022-08-15
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $54,889,621.

As of August 15, 2022, there were 86,995,570 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$13,505,593	$14,590,566
Accounts receivable, net	3,763,391	2,888,879
Inventories, net	5,648,400	4,038,508
Prepaid and other current assets	2,122,181	1,292,570
Note receivable	185,000	185,000
Total current assets	25,224,565	22,995,523

Property and equipment, net	842,706	952,128
Right of use asset	1,433,845	2,019,745
Intangible assets, net	12,879,398	13,565,494
Goodwill	64,867,282	64,867,282
Other assets	284,015	282,869
Total assets	$105,531,811	$104,683,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,158,741	$2,526,829
Accrued expenses	1,572,904	1,901,641
Contract liabilities	2,132,917	971,140
Current portion of liabilities related to acquisition agreements	9,000,000	10,061,501
Current portion of lease liabilities	981,632	1,235,977
Current portion of COVID loans	604,067	451,889
Total current liabilities	16,450,261	17,148,977

Long term portion of liabilities related to acquisition agreements	4,000,000	8,875,000
Long term portion of lease liabilities	564,011	942,404
Long term portion of COVID loans	604,412	808,021
Defined benefit plan obligation	312,828	331,726
Total liabilities	21,931,512	28,106,128

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 9,690 shares issued and outstanding as of June 30, 2022, and no shares issued and outstanding as of December 31, 2021, respectively	10	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 82,445,570 and 75,314,988 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	82,445	75,315
Additional paid-in capital	147,686,141	127,626,536
Accumulated deficit	(64,252,652)	(51,054,344)
Accumulated other comprehensive income (loss)	84,355	(70,594)
Total stockholders’ equity	83,600,299	76,576,913
Total liabilities and stockholders’ equity	$105,531,811	$104,683,041

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022		2021
Revenues	$5,287,873	$1,937,364		$9,129,851	$3,638,955
Cost of sales	2,737,777	959,229		5,214,863	1,658,097
Gross Profit	2,550,096	978,135		3,914,988	1,980,858

Operating Expenses:
General and administrative	4,437,185	4,331,787		9,918,564	7,635,114
Research and development	2,182,313	907,000		4,367,237	1,335,605
Sales and marketing	1,319,177	559,833		2,499,706	791,427
Total Operating Expenses	7,938,675	5,798,620		16,785,507	9,762,146
Loss from Operations	(5,388,579)	(4,820,485)		(12,870,519)	(7,781,288)

Other Income (Expense):
Interest (expense) income, net	(6,719)	6,164		(23,051)	9,015
Foreign currency transaction gain/losses, net	(206,438)	—		(304,738)	—
Paycheck protection program loan forgiveness	—	108,532		—	108,532
Other income, net	—	27,617		—	55,039
Total Other Income (Expense), net	(213,157)	142,313		(327,789)	172,586
Loss Before Income Taxes	(5,601,736)	(4,678,172)		(13,198,308)	(7,608,702)
Provision for income taxes	—	—		—	—
Net Loss	$(5,601,736)	$(4,678,172)		$(13,198,308)	$(7,608,702)

Comprehensive Income:
Amortization of unrecognized periodic pension costs	2,641	—		2,641	—
Foreign currency cumulative translation adjustment	132,136	—		152,308	—
Total comprehensive loss, net of tax	$(5,466,959)	$(4,678,172)		$(13,043,359)	$(7,608,702)

Net Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.07)	$	( $0.17)	$(0.12)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	81,659,858	68,338,866		79,732,890	64,795,122

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2022	—	$—	81,568,546	$81,568	$136,988,255	$(50,422)	$(58,650,916)	$78,368,485
Issuance of Preferred Stock, Series F Convertible, net of issuance costs	10,000	10	—	—	9,919,990	—	—	9,920,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(310)	—	500,000	500	(500)	—	—	—
Exercise of stock options	—	—	75,000	75	30,675	—	—	30,750
Issuance of Restricted Common Stock	—	—	302,024	302	(302)	—	—	—
Stock-based compensation expense	—	—	—	—	748,023	—	—	748,023
Foreign currency cumulative translation adjustment	—	—	—	—	—	132,136	—	132,136
Amortization of unrecognized periodic pension costs	—	—	—	—	—	2,641	—	2,641
Net loss	—	—	—	—	—	—	(5,601,736)	(5,601,736)
Balance as of June 30, 2022	9,690	$10	82,445,570	$82,445	$147,686,141	$84,355	$(64,252,652)	$83,600,299)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Sale of Common Stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for acquisition of senseFly	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Issuance of Restricted Common Stock	—	—	302,024	302	(302)	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance costs	10,000	10	—	—	9,919,990	—	—	9,920,000
Exercise of stock options	—	—	150,000	150	61,350	—	—	61,500
Stock-based compensation expense	—	—	—	—	2,501,904	—	—	2,501,904
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(310)	—	500,000	500	(500)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	152,308	—	152,308
Amortization of unrecognized periodic pension costs	—	—	—	—	—	2,641	—	2,641
Net loss	—	—	—	—	—	—	(13,198,308)	(13,198,308)
Balance as of June 30, 2022	9,690	$10	82,445,570	$82,445	$147,686,141	$84,355	$(64,252,652)	$83,600,299

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2021	62,500,815	$62,501	$62,344,452	$—	$(23,876,194)	$38,530,759
Sales of Common Stock, net of issuance costs	5,271,100	5,271	28,641,890	—	—	28,647,161
Issuance of Common Stock for MicaSense Acquisition	540,541	541	2,999,459	—	—	3,000,000
Issuance of Common Stock for Measure Acquisition	5,319,145	5,319	24,369,681	—	—	24,375,000
Stock issued in exchange for professional services	550,000	550	2,906,450	—	—	2,907,000
Exercise of stock options	130,557	131	34,314	—	—	34,445
Stock-based compensation expense	356,402	356	2,081,425	—	—	2,081,781
Net loss	—	—	—	—	(4,678,172)	(4,678,172)
Balance as of June 30, 2021	74,668,560	$74,669	$123,377,671	$—	$(28,554,366)	$94,897,974

	Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	58,636,365	$58,636	$47,241,757	$—	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	6,328,314	6,328	34,954,776	—	—	34,961,104
Sale of Common Stock from exercise of warrants	2,516,778	2,517	8,302,851	—	—	8,305,368
Issuance of Common Stock for MicaSense Acquisition	540,541	541	2,999,459	—	—	3,000,000
Issuance of Common Stock for Measure Acquisition	5,319,145	5,319	24,369,681	—	—	24,375,000
Stock issued in exchange for professional services	550,000	550	2,906,450	—	—	2,907,000
Exercise of stock options	406,015	407	75,418	—	—	75,825
Stock-based compensation expense	371,402	371	2,527,279	—	—	2,527,650
Net loss	—	—	—	—	(7,608,702)	(7,608,702)
Balance as of June 30, 2021	74,668,560	$74,669	$123,377,671	$—	$(28,554,366)	$94,897,974

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,198,308)	$(7,608,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,501,904	2,527,650
Stock issued in exchange for professional services	—	2,907,000
Paycheck protection program loan forgiveness	—	(108,532)
Depreciation and amortization	1,844,196	454,876
Defined benefit plan obligation and other	(5,644)	—
Provision for bad debts	—	47,262
Loss on disposal of property and equipment	—	3,712
Changes in assets and liabilities:
Accounts receivable, net	(944,064)	(383,059)
Inventories, net	(1,702,158)	(206,031)
Prepaid expenses and other assets	(846,691)	(220,339)
Accounts payable	(348,416)	587,482
Accrued expenses and other liabilities	(290,443)	(1,649,198)
Contract liabilities	1,168,007	141,644
Other	193,528	—
Net cash used in operating activities	(11,628,089)	(3,506,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(137,149)	(210,576)
Acquisition related liabilities	(2,936,501)	—
Acquisition of MicaSense, net of cash acquired	—	(14,536,863)
Acquisition of Measure, net of cash acquired	—	(9,445,258)
Capitalization of platform development costs	(319,799)	(369,060)
Capitalization of internal use software costs	(610,643)	—
Net cash used in investing activities	(4,004,092)	(24,561,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	4,583,341	34,961,104
Sale of Common Stock from exercise of warrants	—	8,305,368
Sale of Preferred Stock, Series F Convertible, net of issuance costs	9,920,000	—
Exercise of stock options	61,500	75,825
Net cash provided by financing activities	14,564,841	43,342,297

Effects of foreign exchange rates on cash flows	(17,633)	—

Net (decrease) increase in cash	(1,084,973)	15,274,305
Cash at beginning of period	14,590,566	23,940,333
Cash at end of period	$13,505,593	$39,214,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration for the senseFly Acquisition	$3,000,000	—
Conversion of Preferred Stock, Series F Convertible to Common Stock	500	—
Issuance of Restricted Common Stock	302	—
Acquisition liability related to the MicaSense Acquisition	$—	$5,000,000
Stock consideration for the MicaSense Acquisition	$—	$3,000,000
Acquisition liability related to the Measure Acquisition	$—	$5,471,592
Stock consideration for the Measure Acquisition	$—	$24,375,000

See accompanying notes to condensed consolidated financial statements.

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

During the year ended December 31, 2021, the Company acquired 100% of the outstanding stock of MicaSense, Measure and senseFly, respectively. These three business acquisitions are collectively referred to as the “2021 Business Acquisitions.”

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 12, 2022. The results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other periods or any future year or period.

Liquidity – The Company has continued to realize losses from operations. However, because of its capital raise efforts, the Company believes that it will have sufficient cash to meet its anticipated operating costs and capital expenditure requirements through August 2023. The Company’s primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. The Company’s primary source of liquidity is funds generated by financing activities and from private placements. The Company’s ability to fund our operations, to make planned capital expenditures, to make planned acquisitions, to make scheduled debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the three and six months ended June 30, 2022, the COVID-19 pandemic continued to have a significant negative impact on the unmanned aerial vehicle (“UAV”) systems industry, the Company’s customers and business globally. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. Specifically, as a result of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, the Company’s supply chain may be further disrupted, limiting its ability to manufacture and assemble products. The Company expects the pandemic, inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

Correction of Prior Period Information – During the review of the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2021, the Company identified an error in the accounting and presentation of revenue and related expenses recorded for the MicaSense Acquisition (See Note 5 – Business Acquisitions) related to the three months ended March 31, 2021. This error resulted in the recording of $394,743 in additional revenues, $129,510 in additional cost of sales, and $232,252 in additional operating expenses, resulting in additional net income of $32,033. If reported correctly, the Company would have recorded $1,306,849 in revenues, $492,394 in cost of sales, $3,808,236 in operating expenses, and a net loss of ($2,962,563) for the three months ended March 31, 2021. Instead, the Company recorded revenues of $1,701,592, cost of sales of $621,904, operating expenses of $4,040,488, and a net loss of ($2,930,530) for the three months ended March 31, 2021. To correct this error, the Company recorded the correction in the three month period ended June 30, 2021. If reported correctly for the three months ended June 30, 2021, then the Company would have reported $2,332,107 in revenues, $1,088,739 in cost of sales, $6,030,872 in operating expenses, and a net loss of ($4,646,139). In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and ”SAB 108”), the Company evaluated this error and concluded that although the adjustment to revenue was quantitatively material, the cumulative effects were quantitatively and qualitatively immaterial and would not have materially impacted a reasonable investor’s opinion of the Company. This is further supported by the fact that the impact would not have been significant in comparison to prior periods, as the financial results still supported the Company’s increased year-over-year growth in revenue as reported and discussed in both periods within the Management Discussion & Analysis. Therefore, as permitted by SAB 108 and treated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company corrected previously recorded results for the three and six months ended June 30, 2021, to account for the error in this current filing. As a result, the statement of operations for the six months ended June 30, 2021 reflects the corrected revenues, cost of goods sold, operating expenses and net loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies

A description of certain of the Company’s accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 31, 2021. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

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

For short-term classes of our financial instruments, which include cash, accounts receivable, notes receivable and accounts payable, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. The outstanding loans related to the business acquisitions and COVID Loans are carried at face value, which approximates fair value. As of June 30, 2022 and December 31, 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

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

The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

As of June 30, 2022 and December 31, 2021, no one customer comprised more than 10% of the Company’s accounts receivable, net. For the three and six months ended June 30, 2022 and 2021, no one customer comprised more than 10% of revenues.

Capitalized Software Development Costs — Software development costs for software to be sold, leased or marketed are accounted for in accordance with ASC Topic 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is recorded per the individual technology software being released and is included in cost of sales on the condensed consolidated statements of operations. Annual amortization is recognized on a straight-line basis over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. As of June 30, 2022 and December 31, 2021, capitalized software development costs, net of accumulated amortization, totaled $1,316,277 and $995,880, respectively, and are included in intangibles, net on the condensed consolidated balance sheets.

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Internal-use Software Costs — Internal-use software development costs are accounted for in accordance with ASC Topic 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, capitalized software development costs for internal-use software of $659,906 and $278,264, respectively, relate to the Company’s implementation of its enterprise resource planning (“ERP”) software, which was not yet placed into service. Internal-use software costs and are included in intangibles, net on the condensed consolidated balance sheets.

Foreign Currency — The Company translate assets and liabilities of its foreign subsidiary, senseFly S.A., to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company translates the condensed consolidated statements of operations and comprehensive loss of its foreign subsidiary at average exchange rates for the applicable period. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated revenues, certain purchases and intercompany transactions are recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive income.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022 and 2021, shipping costs were $85,516 and $9,003, respectively, and $144,975 and $28,900, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022 and 2021, advertising costs were $103,756 and $39,321, respectively, and $164,382 and $90,685, respectively.

Vendor Concentrations – As of June 30, 2022 and December 31, 2021, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

Loss Per Common Share and Potentially Dilutive Securities – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three and six month ended June 30, 2022 and 2021, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”) and options to purchase Common Stock from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of June 30, 2022, the Company had 675,367 of unvested RSUs, 2,452,248 options outstanding to purchase shares of Common Stock, and 9,690 shares of Preferred Stock, Series F Convertible into 16,129,032 shares of Common Stock, and 16,129,032 Common Stock warrants. As of December 31, 2021, the Company had 821,405 unvested RSUs and 2,541,667 options outstanding to purchase shares of Common Stock. See Note 7 — Equity.

Segment Reporting – The Company operates in three segments: Drones and Custom Manufacturing, Sensors and Software-as-a Service (“SaaS”).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Accounting Pronouncements – Adopted – During the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2022 using the modified retrospective method. Prior to its adoption of ASU 2020-06, the Company did not have financial instruments that would have required a cumulative effect to be recognized as an adjustment to its opening balance of accumulated deficit.

New Accounting Pronouncements – Pending — In March 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard, ASU 2016-13, that introduced the Current Expected Credit Loss (“CECL”) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for the fiscal years beginning after December 15, 2022 and for periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Balance Sheets

Accounts Receivable, net

As of June 30, 2022 and December 31, 2021, accounts receivable, net consist of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$3,787,376	$2,918,435
Less: Provisions for doubtful accounts	(23,985)	(29,556)
Accounts receivable, net	$3,763,391	$2,888,879

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 3 – Balance Sheets-Continued

Inventories, Net

As of June 30, 2022 and December 31, 2021, inventories, net consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$2,500,642	$2,862,293
Work-in process	466,994	647,829
Finished goods	2,995,773	833,785
Gross inventories	5,963,409	4,343,907
Less: Provision for obsolescence	(315,009)	(305,399)
Inventories, net	$5,648,400	$4,038,508

Property and Equipment, Net

As of June 30, 2022 and December 31, 2021, property and equipment, net consist of the following:

	Estimated
	Useful
	Life	June 30,	December 31,
Type	(Years)	2022	2021
Leasehold improvements	3	$106,837	$81,993
Production tools and equipment	4-5	303,536	417,779
Computer and office equipment	3-5	575,214	559,110
Furniture	5	79,590	77,971
Drone equipment	3	282,436	95,393
Total Property and equipment		1,347,613	1,232,246
Less: Accumulated depreciation		(504,907)	(280,118)
Total Property and equipment, net		$842,706	$952,128

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 3 – Balance Sheets-Continued

For the three and six months ended June 30, 2022 and 2021, depreciation expense is classified within the condensed consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Type	2022	2021	2022	2021
Cost of sales	$70,463	$—	$135,306	$—
General and administrative	43,941	34,321	89,833	54,055
Total	$114,404	$34,321	$225,139	$54,055

Intangible Assets, net

As of June 30, 2022 and December 31, 2021, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2021	Additions	Amortization	Balance as of June 30, 2022
Intellectual property/technology	5-7	$5,427,294	$—	$(447,824)	$4,979,470
Customer base	3-10	4,047,319	—	(576,032)	3,471,287
Tradenames and trademarks	5-10	1,985,236	—	(109,792)	1,875,444
Non-compete agreement	2-4	831,501	—	(254,488)	577,013
Platform development costs	3	995,880	509,982	(189,585)	1,316,277
Internal use software costs	3	278,264	420,460	(38,817)	659,907
Total intangibles assets, net		$13,565,494	$930,442	$(1,616,538)	$12,879,398

As of June 30, 2022, the weighted average remaining amortization period in years is 5.06. For the three and six months ended June 30, 2022 and 2021, amortization expense was $851,284 and $1,616,538, respectively, and $288,065 and $400,821, respectively.

 For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	(rest of year) 2022	2023	2024	2025	2026	Thereafter	Total
Intellectual property/ technology	$447,824	$866,755	$808,968	$808,968	$808,968	$1,237,987	$4,979,470
Customer base	576,031	1,147,263	889,364	141,145	141,145	576,339	3,471,287
Tradenames and trademarks	109,792	215,704	207,944	207,944	207,944	926,116	1,875,444
Non-compete agreement	241,080	335,933	—	—	—	—	577,013
Platform development costs	280,115	560,229	385,402	90,531	—	—	1,316,277
Internal use software costs	116,454	232,908	232,908	77,637	—	—	659,907
Total Intangible Assets, Net	$1,771,296	$3,358,792	$2,524,586	$1,326,225	$1,158,057	$2,740,442	$12,879,398

Accrued Expenses

As of June 30, 2022 and December 31, 2021, accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Accrued compensation and related liabilities	$822,065	$1,039,979
Accrued professional fees	476,404	267,949
Provision for warranty expense	274,435	286,115
Other	—	307,598
Total accrued expenses	$1,572,904	$1,901,641

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

The Note matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that had accrued, but remained, unpaid was due. On the Maturity Date, AgEagle demanded payment of the Note, including accrued interest, however, Valqari alleged that the Maturity Date was extended to October 14, 2021 (“Extended Maturity Date”) as the Note provided for an automatic six-month extension of the Maturity Date under certain circumstances within the terms and conditions of the Note. Upon the Extended Maturity Date, AgEagle demanded payment of the Note, including accrued interest; however, Valqari sought a substantial discount on the amount due under the Note to compensate for alleged breaches by AgEagle under the Manufacturing Agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the Manufacturing Agreement, in addition to the amount due under the Note. On November 24, 2021, Valqari made a payment of principal on the Note of $315,000. The parties continue to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the Note in the event that a settlement is not reached. As of June 30, 2022 and December 31, 2021, the balance remaining under the Note is $185,000.

MicaSense

On November 16, 2020, and in connection with its January 27, 2021 acquisition of 100% of the capital stock of MicaSense (“MicaSense Acquisition), AgEagle, as payee, executed a promissory note with Parrot Drones S.A.S. (“Parrot”) in the principal amount of $100,000. The principal amount owed by Parrot was offset and reduced by all amounts paid or due in connection with the purchase price upon closing of the MicaSense Acquisition.

senseFly

On August 25, 2021, and in connection with its acquisition of 100% of the capital stock of senseFly (the senseFly Acquisition”) from Parrot, AgEagle Aerial, as payee, executed a promissory note in the principal amount of $200,000. The principal amount owed by Parrot was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the senseFly Acquisition.

Note 5 – Business Acquisitions

During the year ended December 31, 2021, the Company acquired 100% of the outstanding capital stock of MicaSense, Measure and senseFly, respectively. The financial results for each of these acquisitions are included in the condensed consolidated financial statements beginning on their respective acquisition dates.

There were no transaction costs related to business combinations for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, transaction costs related to business combinations were $185,703 and $333,467, respectively.

Transaction costs related to business combinations are included within general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

MicaSense

On January 27, 2021 (the “MicaSense Acquisition Date”), the Company entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot and Justin B. McAllister (collectively the “MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. A portion of the consideration comprises shares of Common Stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the MicaSense Sellers. On April 27, 2021 the Company issued 540,541 restricted shares of its Common Stock. The consideration is also subject to a remaining holdback amount of $2,375,000 as of June 30, 2022 to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023. The first installment of $2,375,000 was paid on March 31, 2022. See Note 11 – Subsequent Events.

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

The following table summarizes the allocation of the purchase price as of the MicaSense Acquisition Date:

Net purchase price, including debt paid at close	$23,375,681

Plus: fair value of liabilities assumed:
Current liabilities	702,925
Fair value of liabilities assumed	$702,925

Less: fair value of assets acquired:
Cash	$885,273
Other tangible assets	1,165,666
Identifiable intangible assets	3,061,803
Fair value of assets acquired	$5,112,742

Net nonoperating assets	25,000
Adjustments for seller transaction expenses related to purchase price allocation	32,032
Goodwill	$18,972,896

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

Measure

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. The purchase price comprised $15,000,000 in cash, and shares of Common Stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common Stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Measure Sellers. The Company issued 5,319,145 shares of Common Stock, in the aggregate, to the Measure Sellers, and paid $5,000,000 of the cash portion of the purchase price ninety days after the closing date of the transaction. As of December 31, 2021, the Company completed the payment of the cash portion of the purchase price. The consideration is also subject to a $5,625,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released October 19, 2022, less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Measure Purchase Agreement.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

senseFly

On October 18, 2021 (the “senseFly Acquisition Date”), the Company entered into a stock purchase agreement (the “senseFly S.A. Purchase Agreement”) with Parrot pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot. The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,565,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly S.A. Purchase Agreement. See Note 11 – Subsequent Events.

On October 18, 2021, AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $435,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback is scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022, and December 31, 2023 in accordance with the terms of the senseFly Inc. Purchase Agreement. See Note 11 – Subsequent Events.

A portion of the consideration under the senseFly S.A. Purchase Agreement comprises shares of Common Stock of the Company, par value $0.001, having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot. The shares of Common Stock are issuable ninety days after the closing date of the transaction. In accordance with the terms of the senseFly S.A. Purchase Agreement, the Company issued 1,927,407 shares of Common Stock to Parrot.

Pursuant to the terms of the senseFly S.A. Purchase Agreement and a Registration Rights Agreement, dated as of October 19, 2021, the Company filed a Form S-3 Registration Statement (the “senseFly Registration Statement”) with the SEC covering the resale of the Common Stock issued to Parrot. The senseFly Registration Statement was declared effective on February 9, 2022. The Company agreed to use its best efforts to keep the senseFly Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the senseFly Registration Statement and the prospectus used in connection therewith as may be necessary) until all the shares of Common Stock and other securities issued to Parrot and covered by such Registration Statement have been disposed. Parrot reimbursed the Company $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

Parrot granted to senseFly S.A. a non-exclusive worldwide perpetual license, subject to certain termination rights of the parties, with respect to certain technology used in the fixed-wing drone manufacturing business of senseFly S.A.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

The following table summarizes the allocation of the preliminary purchase price as of the senseFly Acquisition Date:

Net purchase price	$20,774,526

Plus: fair value of liabilities assumed:
Current liabilities	3,913,386
Defined benefit plan obligation	278,823
Debt assumed at close	2,461,721
Fair value of liabilities assumed	$6,653,930

Less: fair value of assets acquired:
Cash	859,044
Other tangible assets	6,327,641
Identifiable intangible assets	7,335,570
Fair value of assets acquired	$14,522,255

Net nonoperating assets	250,624
Goodwill	$12,655,577

Liabilities Related to Business Acquisition Agreements

As of June 30, 2022 and December 31, 2021, liabilities related to business acquisition agreements consist of the following:

	June 30, 2022	December 31, 2021
Holdback related to MicaSense Acquisition Agreement	$2,375,000	$4,821,512
Holdback related to Measure Acquisition	5,625,000	5,625,000
Holdback related to senseFly Acquisition	5,000,000	8,489,989
Total acquisition agreement related liabilities	13,000,000	18,936,501
Less: Current portion business acquisition agreement-related liabilities	(9,000,000)	(10,061,501)
Long term portion of business acquisition agreement-related liabilities	$4,000,000	$8,875,000

See Note 11 – Subsequent Events.

As of June 30, 2022, scheduled future maturities of the Company’s business acquisition related liabilities consist of the following:

Year ending December 31,
2022 (rest of year)	$9,000,000
2023	4,000,000
Total	$13,000,000

Pro-Forma Information

The unaudited pro-forma information for the three and six months ended June 30, 2021 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro-forma financial information presents the combined results of operations of the 2021 Business Acquisitions as if they had occurred on January 1, 2021 after giving to certain pro-forma adjustments. The pro-forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisition.

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

For the three and six months ended June 30, 2021, pro-forma information is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$4,955,402	$9,493,427
Net Loss	$6,019,501	$11,422,678

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

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). For the three and six months ended June 30, 2022, no payments of principal and interest were required. As of June 30, 2022 and December 31, 2021, the Company’s outstanding obligations under the senseFly COVID Loans were $1,208,479 and $1,259,910, respectively.

As of June 30, 2022, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2022 (rest of year)	$388,316
2023	431,501
2024	86,370
2025	86,370
2026	86,370
Thereafter	129,552
Total	$1,208,479

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity

Preferred Series F Convertible Stock

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to Alpha 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000. The shares of Series F are convertible into 16,129,032 shares of Common Stock at $0.62 per share. Alpha will be entitled to receive cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, payable on January 1, April 1, July 1 and October 1, beginning on the first conversion date and subsequent conversion dates.

In connection with the Series F Agreement the Company issued a warrant to Alpha to purchase 16,129,032 shares of Common Stock, par value $0.001 per share (“Series F Warrant”) with an exercise price equal to $0.96 per share of Common Stock. The Series F Warrant, and the shares of Common Stock underling the Series F Warrant are collectively referred to as the “Series F Warrant Shares”. The Series F Warrant is not exercisable for the first six months after its issuance and has a three-year term from its exercise date. Upon exercise of the Series F Warrants in full by Alpha, the Company would receive additional gross proceeds of approximately $10,000,000.

Alpha has the right, subject to certain conditions, including shareholder approval, to purchase up to $25,000,000 of additional shares of Series F and Series F Warrants (collectively the “Series F Option”). The Series F Option will be available for a period of eighteen months after such shareholder approval at a purchase price equal to the average of the volume weighted average price for three trading days prior to the date that Alpha gives notice to the Company that it will exercise the Series F Option.

Commencing from the Series F Closing Date and for a period of six months thereafter, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), Alpha will have the right to participate in up to an amount of the Subsequent Financing equal to 50% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

The Preferred Stock has no voting rights, except that the Company shall not undertake certain corporate actions as set forth in the Certificate of Designation that would materially impact the holders of Preferred Stock without their consent.

As of June 30, 2022, Alpha had converted 310 shares of Series F into 500,000 shares of Common Stock. See Note 11 – Subsequent Events.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Capital Stock Issuances

Issuance of Common Stock to Officers and Directors

For the three months ended June 30, 2022, shares were issued in connection with options previously granted as a total of 75,000 stock options were exercised to purchase Common Stock at an average per share price of $0.41 per share of Common Stock.

On June 13, 2022, the Company issued 302,024 shares of Common Stock to its former chief executive officer, Mr. Brandon Torres Declet (“Mr. Torres Declet”). This issuance of Common Stock included 147,917 shares for previously vested RSUs, 111,607 shares as agreed upon in a separation agreement with Mr. Torres Declet, and 42,500 shares in satisfaction of a performance bonus approved by the Compensation Committee of the Board of Directors. See Note 9 – Commitments and Contingencies.

At-the-Market Sales Agreement

In accordance with a May 25, 2021 at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, during the three and six months ended June 30, 2022, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for aggregate proceeds of $4,583,341, net of issuance costs of $141,754.

Consulting Agreement

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) for purposes of advising on certain business opportunities. On October 31, 2019, the consulting agreement was terminated; however, the Consultant continued to be entitled to receive up to 2,500,000 restricted Common Stock after termination of the consulting agreement, if the achievement of milestones that commenced during the term of the consulting agreement were completed within twenty-four months. Subsequent to the aforementioned termination of the consulting agreement, the Consultant sent a demand letter to the Company alleging a breach of this agreement due to the Company’s non-issuance of additional restricted shares of its Common Stock in connection with the Consultant’s alleged achievement of the milestones. As of December 31, 2020, and as a result of this demand, the Company recorded a contingent loss of $1,500,000, based upon the fair market value of $6.00 per share of its Common Stock, which was recorded within professional fees on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recorded additional stock-based compensation expense of $1,407,000, which reflected the issuance of 550,000 additional restricted shares of Common Stock that were subsequently issued on May 12, 2021, which resulted in a liability amount of $2,907,000 for purposes of payment of the settlement.

December Purchase Agreement

In January 2021, the Company issued 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the “December Purchase Agreement”) entered into on December 31, 2020. The gross proceeds from the sale of the securities under the December Purchase Agreement were $6,313,943, net of issuance costs.

Securities Purchase Agreement Dated August 4, 2020 / Exercise of Warrants

On August 4, 2020, the Company and an Investor entered into a securities purchase agreement (the “August Purchase Agreement”) pursuant to which the Company agreed to sell to the Investor in a registered direct offering 3,355,705 shares of Common Stock and warrants to purchase up to 2,516,778 shares of Common Stock at an exercise price of $3.30 per share (the “August Warrants”), for proceeds of $9,900,000, net of issuance costs of $100,000. Upon exercise of the Warrants in full by the Investor, the Company would receive additional gross proceeds of $8,305,368. The shares of Common Stock of the Company underlying the Warrants are referred to as “August Warrant Shares.”

The purchase price for each share of Common Stock is $2.98. Net proceeds from the sale were used for working capital, capital expenditures and general corporate purposes. The shares of Common Stock, the August Warrants and the August Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020. On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of all of the August Warrants.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Restricted Stock Units

For the six months ended June 30, 2022, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,147,250	$3.78
Granted	440,841	1.20
Canceled	(106,000)	2.86
Vested and released	(354,107)	3.02
Outstanding as of June 30, 2022	1,127,984	$3.10
Vested as of June 30, 2022	452,617	$4.01
Unvested as of June 30, 2022	675,367	$2.48

For the six months ended June 30, 2022, the aggregate fair value of RSUs at the time of vesting was $527,699.

As of June 30, 2022, the Company had approximately $910,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately sixteen months.

For the six months ended June 30, 2021, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	100,000	$1.34
Granted	631,402	5.31
Canceled	(91,667)	5.40
Vested and released	(100,000)	1.34
Outstanding as of June 30, 2021	539,753	$5.30
Vested as of June 30, 2021	323,067	$5.23
Unvested as of June 30, 2021	216,668	$5.40

For the six months ended June 30, 2021, the aggregate fair value of RSUs at the time of vesting was $3,353,162.

Issuance of RSUs to Officers

On April 11, 2022, the Company granted an officer 46,367 RSUs, which vested immediately. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $46,831, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs. Additionally, on the same date, the Company granted the same officer 46,367 RSUs, which vest over a period from the date of grant through the first anniversary of the senseFly Acquisition Date. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $19,757, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

On March 1, 2022, the Company granted an officer a grant of 62,500 RSUs, which vested immediately. For the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $68,750, based upon the market price of its Common Stock of $1.10 per share on the date of grant of these RSUs.

On January 21, 2022, the Company granted a former chief executive officer a grant of 111,607 RSUs, which vested immediately. For the six months ended June 30, 2022, the Company recognized stock-based compensation expense of $125,000, based upon the market price of its Common Stock of $1.12 per share on the date of grant of these RSUs. Additionally, on January 24, 2022, the Company granted to this former chief executive officer 42,500 RSUs, which vested immediately. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $0 and $48,025, respectively, based upon the market price of its Common Stock of $1.13 per share on the date of grant of these RSUs.

On January 1, 2022, the Company issued to an officer two grants of 50,000 RSUs each. These two grants vest over nine and twenty-one months, respectively, from the date of grant. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $37,250 and $74,091, based upon the market price of its Common Stock of $1.57 per share on the date of grant of these RSUs.

On May 24, 2021, the Company issued to a former chief executive officer a grant of 26,652 RSUs as part of a separation agreement. This award was valued at $125,000 and vested immediately. For the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $125,000 based upon the market price of its Common Stock of $4.69 per share on the date of grant of these RSUs.

On March 5, 2021, the Company issued to an officer a grant of 10,000 RSUs, which vested immediately. For the six months ended June 30, 2021, the Company recognized stock-based compensation expense of $58,400 based upon the market price of its Common Stock of $5.84 per share on the date of grant of these RSUs.

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Stock Options

For the six months ended June 30, 2022, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Granted	260,000	0.91	0.43	3.02	—
Exercised	(150,000)	0.41	0.30	—	35,415
Expired/Forfeited	(199,419)	6.11	3.28	—	—
Outstanding as of June 30, 20220	2,452,248	$2.56	$1.39	3.61	$240,897
Exercisable as of June 30, 2022	1,759,030	$2.36	$1.30	3.34	$240,897

As of June 30, 2022, the Company has $1,105,155 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty four months.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of June 30, 2022 (for outstanding options), less the applicable exercise price.

For the six months ended June 30, 2022 and 2021, the significant weighted average assumptions relating to the valuation of the Company’s stock options granted were as follows:

	June 30,
	2022	2021
Stock price	$0.65	$5.27
Dividend yield	—%	—%
Expected life (years)	3.02	3.01
Expected volatility	69.91%	84.16%
Risk-free interest rate	2.73%	0.32%

Issuances of Options to Officers and Directors

On June 30, 2022, the Company issued to directors and officers options to purchase 135,000 shares of Common Stock at an exercise price of $0.31 per share, which vest over a period of two years from the date of grant and expire on June 29, 2027. The Company determined the fair market value of these unvested options to be $42,120. In connection with the issuance of these options, for the three and six months ended June 30, 2022, the Company did not recognize stock-based compensation expense.

On March 31, 2022, the Company issued to directors and officers options to purchase 125,000 shares of Common Stock at an exercise price of $0.56 per share, which vest over a period of two years from the date of grant and expire on March 30, 2027. The Company determined the fair market value of these unvested options to be $70,250.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

In connection with the issuance of these options, for the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $8,878, based upon the market price of its Common Stock of $0.56 per share on the date of grant of these options.

On June 30, 2021, the Company issued to directors and officers options to purchase 150,000 shares of Common Stock at an exercise price of $2.84 per share, which vest over a period of two years from the date of grant and expire on June 29, 2026. The Company determined the fair market value of these unvested options to be $426,000. In connection with the issuance of these options, for the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $43,944 and $136,969, respectively.

On March 31, 2021, the Company issued to directors and officers options to purchase 130,000 shares of Common Stock at an exercise price of $3.37 per share, which vest over a period of two years from the date of grant and expire on March 30, 2026. The Company determined the fair market value of these unvested options to be $438,100. In connection with the issuance of these options, for the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $48,356 and $96,744, respectively. In connection with the issuance of these options, for the six months ended June 30, 2021, the Company recognized stock-based compensation expense of $50,979, respectively.

Prior to January 1, 2021, the Company previously issued to directors and officers options to purchase 2,743,580 shares of Common Stock at exercise prices ranging from $0.04 to $3.18 per share, with vesting periods ranging from immediate vesting to periods of up to three years from the grant dates, and expire on dates between March 30, 2023, and September 29, 2029. In connection with the issuance of these options to employees and directors, for the three and six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $120,817 and $260,724, respectively, and $180,309 and $388,932, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Cancellations of Options

For the three and six months ended June 30, 2022, as a result of employee terminations and options expirations, stock options aggregating 166,249 and 199,419, respectively with fair market values of approximately $513,500 and $654,300, respectively, were cancelled. For the three and six months ended June 30, 2021, there were no cancellations of options as a result of employee terminations or options expirations.

Note 8 – Leases

Operating Leases

As of June 30, 2022 and December 31, 2021, consolidated operating lease liabilities of $1,545,643 and $2,178,381, are recorded net of accumulated amortization of $917,265 and $282,668, respectively.

For the three and six months ended June 30, 2022 and 2021, operating lease expense payments were $628,449 and $961,922, respectively, and $75,270 and $133,700, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2022 and December 31, 2021, balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Right of use asset	Right of use asset	$1,433,845	$2,019,745
Current portion of operating lease liability	Current portion of operating lease liability	$981,632	$1,235,977
Long-term portion of operating lease liability	Long-term portion of operating lease liability	$564,011	$942,404

As of June 30, 2022, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022 (rest of year)	$652,418
2023	530,640
2024	221,370
2025	227,443
2026	18,954
Total future minimum lease payments, undiscounted	1,650,825
Less: Amount representing interest	(105,182)
Present value of future minimum lease payments	$1,545,643
Present value of future minimum lease payments – current	$981,632
Present value of future minimum lease payments – long-term	$564,011

As of June 30, 2022 and December 31, 2021, the weighted average lease-term and discount rate of the Company’s leases are as follows:

Other Information	June 30, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)	2.1	2.3
Weighted-average discount rate	6.0%	6.0%

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 8 – Leases-Continued

For the three and six months ended June 30, 2022 and 2021, supplemental cash flow information related to leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows for operating leases	$628,449	$75,270	$961,922	$133,700
Lease liabilities related to the acquisition of right of use assets:
Operating leases	$—	$—	$—	$925,298

Note 9 – Commitments and Contingencies

Resignation of Mr. Torres Declet as Chief Executive Officer

On January 17, 2022, the Company and Mr. Torres Declet mutually agreed to Mr. Torres Declet’s resignation as Chief Executive Officer and as a director of the Company. In connection with his departure, and in accordance with his employment agreement with the Company, Mr. Torres Declet received base salary continuation equal to six months of his then annual salary, reimbursement of COBRA health insurance premiums for a period of six months at the same rate as if Mr. Torres Declet were an active employee of the Company, and a grant of RSUs with a fair market value of $125,000 at the date of termination of employment. On January 21, 2022, the Company granted 111,607 RSUs with a fair market value of $1.12 per share of Common Stock on the grant date. On January 24, 2022, the Company issued a grant of 42,500 fully vested RSUs with a fair market value of $1.13 per share of Common Stock on the grant date in satisfaction of a performance bonus approved by the Compensation Committee of the Board of Directors. See Note 7 – Equity.

Existing Employment and Board Agreements

The Company has various employment agreements with certain of its executive officers and directors that serve as Board members, which it considers normal and in the ordinary course of business.

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of June 30, 2022, the Company had purchase commitments of approximately $5,582,000. These purchase commitments are expected to be realized during the year ending December 31, 2022.

Note 10 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, respectively, information about the Company’s reportable segments consisted of the following:

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 10 – Segment Information-Continued

Goodwill and Assets

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
As of June 30, 2022
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$14,677,207	$25,845,816	$27,714,407	$37,294,381	$105,531,811

As of December 31, 2021
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$14,516,466	$27,073,211	$25,548,066	$37,545,298	$104,683,041

Net (Loss) Income

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
Three Months Ended June 30, 2022
Revenues	$—	$3,036,182	$2,094,092	$157,599	$5,287,873
Cost of sales	—	1,589,334	1,080,583	67,860	2,737,777
Loss from operations	(2,722,252)	(1,891,540)	(26,986)	(747,801)	(5,388,579)
Other income (expense), net	1,403	(210,713)	(1,819)	(2,028)	(213,157)
Net loss	$(2,720,849)	$(2,102,253)	$(28,805)	$(749,829)	$(5,601,736)

Three Months Ended June 30, 2021
Revenues	$—	$—	$1,708,820	$228,544	$1,937,364
Cost of sales	—	—	735,111	224,118	959,229
Loss from operations	(4,200,690)	—	(12,667)	(607,128)	(4,820,485)
Other income, net	108,498	—	3,244	30,571	142,313
Net loss	$(4,092,192)	$—	$(9,423)	$(576,557)	$(4,678,172)

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
Six Months Ended June 30, 2022
Revenues	$—	$5,775,163	$3,027,110	$327,578	$9,129,851
Cost of sales	—	3,159,100	1,727,095	328,668	5,214,863
Loss from operations	(5,961,196)	(4,515,645)	(810,124)	(1,583,554)	(12,870,519)
Other income (expense), net	2,791	(323,955)	(1,818)	(4,807)	(327,789)
Net loss	$(5,958,405)	$(4,839,600)	$(811,942)	$(1,588,361)	$(13,198,308)

Six Months Ended June 30, 2021
Revenues	$—	$—	$3,390,408	$248,547	$3,638,955
Cost of sales	—	—	1,410,167	247,930	1,658,097
(Loss) Income from operations	(7,383,396)	—	213,043	(610,935)	(7,781,288)
Other income, net	115,230	—	26,785	30,571	172,586
Net (loss) income	$(7,268,166)	$—	$239,828	$(580,364)	$(7,608,702)

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 10 – Segment Information-Continued

Revenues by Geographic Area

	Drones and Custom Manufacturing	Sensors	SaaS	Total
Three Months Ended June 30, 2022
North America	$2,046,581	$808,320	$157,599	$3,012,500
Europe, Middle East and Africa	789,487	795,755	—	1,585,242
Asia Pacific	200,114	376,936	—	577,050
Other	—	113,081	—	113,081
Total	$3,036,182	$2,094,092	$157,599	$5,287,873

Three Months Ended June 30, 2021
North America	$—	$659,604	$228,544	$888,148
Europe, Middle East and Africa	—	649,352	—	649,352
Asia Pacific	—	307,588	—	307,588
Other	—	92,276	—	92,276
Total	$—	$1,708,820	$228,544	$1,937,364

	Drones and Custom Manufacturing	Sensors	SaaS	Total
Six Months Ended June 30, 2022
North America	$3,282,155	$1,168,208	$327,576	$4,777,939
Europe, Middle East and Africa	2,002,677	1,150,134	—	3,152,811
Asia Pacific	490,333	544,678	—	1,035,011
Other	—	164,090	—	164,090
Total	$5,775,165	$3,027,110	$327,576	$9,129,851

Six Months Ended June 30, 2021
North America	$—	$1,308,696	$248,547	$1,557,243
Europe, Middle East and Africa	—	1,288,356	—	1,288,356
Asia Pacific	—	610,274	—	610,274
Other	—	183,082	—	183,082
Total	$—	$3,390,408	$248,547	$3,638,955

  AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 11 – Subsequent Events

Waiver Agreement in connection with the Company’s 2021 MicaSense Acquisition

On July 22, 2022, the Company, the MicaSense Buyer, and Parrot entered into a Waiver Agreement (the “MicaSense Waiver Agreement”) pursuant to which (i) Parrot agreed to waive the obligation of the Company and the MicaSense Buyer to pay Parrot $2,351,202, or the portion of the holdback amount due on March 31, 2023 (the “MicaSense Remaining Holdback Payment”) and (ii) upon the Company’s payment to Parrot of $1,175,601 (“the MicaSense Final Purchase Price Payment,” representing 50% of the MicaSense Remaining Holdback Payment), the Company and MicaSense Buyer will be released from any further obligation or liability for payment of any holdback amount under the MicaSense Purchase Agreement.

On July 29, 2022, the Company made the MicaSense Final Purchase Price Payment to Parrot in full satisfaction of its payment obligations under the MicaSense Purchase Agreement and the MicaSense Waiver Agreement.

Waiver Agreement in connection with the Company’s 2021 senseFly S.A. Acquisition

On July 22, 2022, the Company and Parrot entered into a Waiver Agreement (the “senseFly S.A. Waiver Agreement”) pursuant to which (i) Parrot agreed to waive the obligation of the Company to pay Parrot a portion of the holdback amount due on December 31, 2022 and December 31, 2023 (collectively, the “senseFly S.A. Remaining Holdback Payments”); (ii) the parties agreed to waive Parrot’s obligation to reimburse the Company for a portion of the legal costs and expenses incurred by the Company related to the filing of a registration statement in connection with the transactions contemplated by the senseFly S.A. Purchase Agreement; and (iii) upon the Company’s payment to Parrot of $2,257,500 (“the senseFly S.A. Final Purchase Price Payment,” representing 50% of the senseFly S.A. Remaining Holdback Payments less 50% of the registration statement expenses), the Company will be released from any further obligation or liability for payment of any holdback amount under the senseFly S.A. Purchase Agreement.

On July 29, 2022, the Company made the senseFly S.A. Final Purchase Price Payment to Parrot in full satisfaction of its payment obligations under the senseFly S.A. Purchase Agreement and the senseFly S.A. Waiver Agreement.

Waiver Agreement in connection with the Company’s 2021 senseFly Inc. Acquisition

On July 22, 2022, the Company, the senseFly Inc. Buyer, and Parrot Inc. entered into a Waiver Agreement (the “senseFly Inc. Waiver Agreement”) pursuant to which (i) Parrot Inc. agreed to waive the obligation of the Company and the senseFly Inc. Buyer to pay Parrot Inc. a portion of the holdback amount due on December 31, 2022 and December 31, 2023 (collectively, the “senseFly Inc. Remaining Holdback Payments”); (ii) upon the Company’s payment to Parrot Inc. of $217,500 (the “senseFly Inc. Final Purchase Price Payment,” representing 50% of the senseFly Inc. Remaining Holdback Payments), the Company and the senseFly Inc. Buyer will be released from any further obligation or liability for any remaining holdback amount under the senseFly Inc. Purchase Agreement.

On July 29, 2022, the Company made the senseFly Inc. Final Purchase Price Payment to Parrot Inc. in full satisfaction of its payment obligations under the senseFly Inc. Purchase Agreement and the senseFly Inc. Waiver Agreement.

Conversion of Series F to Common Stock

During the months of July and August 2022, Alpha converted 2,821 shares of Series F to 4,550,000 shares of Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of the Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of the Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

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

Impact of the War in Ukraine and COVID-19 On Our Business Operations

Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the three months ended June 30, 2022, the COVID-19 pandemic continued to have a significant negative impact on the UAV industry, our customers, and our business globally. The aforementioned risks and their respective impacts on the UAV industry and our operational and financial performance remains uncertain and outside of our control. Specifically, as a result of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply-chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect the pandemic, inflation and supply chain disruptions and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period.

For the three and six months ended June 30, 2022, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our large ecommerce client. As a consequence, significant inventory purchases were made in 2021 in order to secure the manufacturing of our products in an effort to prevent delays in 2022. This is an on-going situation that we continue to monitor closely.

Three Months and Six Months June 30, 2022 as Compared to Three and Six Months Ended June 30, 2021

Revenues

For the three months ended June 30, 2022, revenues were $5,287,873 as compared to $1,937,364 for the three months ended June 30, 2021, an increase of $3,350,509, or 172.9%. The increase was attributable to the revenues derived from our ebee drone products acquired in the senseFly Acquisition. Offsetting these increases was a decline in revenues of $70,946 for our SaaS subscription services related to the HempOverview and Ground Control Platforms. The COVID-19 pandemic and its effects continue to have a negative impact on our business due to global supply chain, inflation and adverse labor market conditions, which could be for an extended period of time Although we understand that market conditions impacting supply chain are not predictable at this time, we do believe that our backlog in sales will be resolved by no later than the end of the third quarter 2022.

 For the six months ended June 30, 2022, revenues were $9,129,851 as compared to $3,638,955 for the six months ended June 30, 2021, an increase of $5,490,896, or 150.9%. The increase was attributable to the revenues derived from our ebee drone products in the senseFly acquisition and $79,030 of increased sales of our SaaS subscription services related to the HempOverview and Ground Control platforms. Offsetting these increases was a decline in revenues of $363,298 related to our sensor sales, specifically the RedEdge and Altum™ sensor products. The COVID-19 pandemic and its effects continue to have a negative impact on the business due to supply chain, inflation and adverse labor market conditions, which could be for an extended period of time. Although we understand that market conditions impacting our supply chain are not predictable at this time, we do believe that our backlog in sales will be resolved by no later than the end of the third quarter 2022.

Cost of Sales

For the three months ended June 30, 2022, cost of sales was $2,737,777 as compared to $959,229 for the three months ended June 30, 2021, an increase of $1,778,548, or 185.4%. The increase in our cost of sales was attributable to our senseFly entity, which was acquired in October 2021, and the effects of supply chain constraints, including shortages in electronic components and inflation caused by higher costs to acquire electronic components, increased labor expenses and freight-in costs.

For the six months ended June 30, 2022, cost of sales was $5,214,863 as compared to $1,658,097 for the six months ended June 30, 2021, an increase of $3,556,766, or 214.5%. The increase in our cost of sales the costs was attributable to our senseFly entity, which was acquired in October 2021, and the effects of supply chain constraints, including shortages in electronic components and inflation caused by higher costs to acquire electronic components, increased labor expenses and higher freight-in costs.

Gross Profit

For the three months ended June 30, 2022, gross profit was $2,550,096 as compared to $978,135 for the three months ended June 30, 2021, an increase of $1,571,961, or 160.7%. For the three months ended June 30, 2022, gross profit margin was 48.2% as compared to 50.5% for the three months ended June 30, 2021. The decrease in gross profit margin was a result of our senseFly entity drone sales which has lower margins along with increase in our cost of goods sold for sensor sales.

For the six months ended June 30, 2022, gross profit was $3,914,988 as compared the $1,980,858 for the six months ended June 30, 2021, an increase of $1,934,130, or 97.6%. For the six months ended June 30, 2022, gross profit margin was 42.9% as compared to 54.4% for the six months ended June 30, 2021. The decrease in gross profit margin was a result of our senseFly entity drone sales which has lower margins along with an increase in our cost of goods sold for sensor sales.

Operating Expenses

For the three months ended June 30, 2022, operating expenses were $7,938,675 as compared to $5,798,620 for the three months ended June 30, 2021, an increase of $2,140,055, or 36.9%. Operating expenses comprise general and administrative, research and development, sales and marketing.

For the six months ended June 30, 2022, operating expenses were $16,785,507, as compared to $9,762,146 for the six months ended June 30, 2021, an increase of $7,023,361, or 71.9%. Operating expenses comprise general and administrative, professional fees, sales and marketing and research and development.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses were $4,437,185 as compared to $4,331,787 for the three months ended June 30, 2021, an increase of $105,398, or 2.4%. The increase was primarily the result of the inclusion of the newly acquired senseFly businesses, along with continued increases in general and administrative costs from our two other 2021 business acquisitions. These costs primarily included lease expenses, payroll-related costs for new and existing employees, amortization of our acquired intangibles, stock-based compensation expenses, and costs incurred in the design and development of our internal use software. The increases were offset by a decrease in professional fees, related mainly to legal and consulting fees.

For the six months ended June 30, 2022, general and administrative expenses were $9,918,564 as compared to $7,635,114 for the six months ended June 30, 2021, an increase of $2,283,450, or 29.9%. The increase was primarily as a result of the inclusion of the newly acquired senseFly businesses, along with continued increases in general and administrative costs from our two other 2021 business acquisitions. These costs primarily included lease expenses, payroll-related costs for new and existing employees, amortization of our acquired intangibles, stock-based compensation expenses and costs incurred for the design and development of our internal use software. These increases were offset by a decrease in professional fees, related mainly to legal and consulting fees.

Research and Development

For the three months ended June 30, 2022, research and development expenses were $2,182,313 as compared to $907,000 for the three months ended June 30, 2021, an increase of $1,275,313, or 140.6%. The increase was primarily due to the addition of senseFly and Measure’s research and development teams that provide development of our new airframe and software technologies.

For the six months ended June 30, 2022, research and development expenses were $4,367,237 as compared to $1,335,605 for the six months ended June 30, 2021, an increase of $3,031,632, or 227%. The increase was primarily due to the addition of senseFly and Measure’s research and development teams that provide development of our new airframe and software technologies.

Sales and Marketing

For the three months ended June 30, 2022, sales and marketing expenses were $1,319,177 as compared to $559,833 for the three months ended June 30, 2021, an increase of $759,344, or 135.6%. The increase was primarily due to the addition of the senseFly and Measure sales and marketing teams.

For the six months ended June 30, 2022, sales and marketing expenses were $2,499,706 as compared to $791,427 for the six months ended June 30, 2021, an increase of $1,708,279, or 215.8%. The increase was primarily due to the addition of the senseFly and Measure sales and marketing teams.

Other Expense/(Income), net

For the three months ended June 30, 2022, other expense, net was $213,157 as compared to other income, net of $142,313 for the three months ended June 30, 2021. The change was primarily attributable to the net foreign currency transaction losses incurred by senseFly during the three months ended June 30, 2022, offset by the forgiveness of the Company’s Paycheck Protection Program Plan loan during the three months ended June 30, 2021.

For the six months ended June 30, 2022, other expense, net was $327,789 as compared to other income, net of $172,586 for the six months ended June 30, 2021. The change was primarily attributable to the net foreign currency transaction losses incurred by senseFly during the six months ended June 30, 2022, offset by the forgiveness of the Company’s Paycheck Protection Program Plan loan during the six months ended June 30, 2021.

Net Loss

For the three months ended June 30, 2022, the Company incurred a net loss of $5,601,736 as compared to a net loss of $4,678,172 for the three months ended June 30, 2021, an increase of $923,564, or 19.7%. The increase in net loss was primarily attributable to a decrease in gross profit margins due to supply chain constraints and higher operating costs as a result of the inclusion of a full quarter’s expenses of the 2021 Business Acquisitions, offset by the absence of transactional costs incurred for the 2021 Business Acquisitions.

For the six months ended June 30, 2022, the Company incurred a net loss of $13,198,308 as compared to a net loss of $7,608,702 for the six months ended June 30, 2021, an increase of $5,589,606, or 73.5%. The overall increase in net loss was primarily attributable to a decrease in gross profit margins due to supply chain constraints and higher operating costs as a result of the inclusion of the full six- month’s expenses of the 2021 Business Acquisitions, offset by the absence of the transactional costs as a result of the 2021 Business Acquisitions. In addition, in order to achieve our long-term growth strategies, additional resources and investments will be required as we continue to address these shifts by developing new technologies, products and services that support prevailing growth opportunities.

Cash Flows

Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

As of June 30, 2022, cash on hand was $13,505,593 as compared to $14,590,566 as of December 31, 2021, a decrease of $1,084,973, or 7.4%.

For the six months ended June 30, 2022, cash used in operations was $11,628,089, an increase of $8,121,854, or 231.6%, as compared to cash used of $3,506,235 for the three months ended June 30, 2021. The increase in cash used in operating activities was principally driven by the operating expenses of our 2021 Business Acquisitions, which included higher inventory purchases and prepayments, and accounts payable, offset by deferred revenue resulting in customer backlog for prepayments on future sales.

For the six months ended June 30, 2022, cash used in investing activities was $4,004,092, a decrease of $20,557,665, or 83.7%, as compared to cash used of $24,561,757 for the six months ended June 30, 2021. The decrease in cash used in our investing activities resulted from the business acquisition of MicaSense in the prior year, offset by the increase in capitalized costs associated with the development of the HempOverview and Measure Ground Control platforms and the senseFly business acquisition.

For the six months ended June 30, 2022, cash provided by financing activities was $14,564,841, a decrease of $28,777,456, or 66.4%, as compared to cash provided of $43,342,297 for the six months ended June 30, 2021. The decrease in cash provided by our financing activities was due to less sales of our Common Stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital of $8,774,304. For the six months ended June 30, 2022, we incurred a loss from operations of $12,870,519, an increase of $5,089,231, or 65.4%, as compared to a loss from operations of $7,781,288 for the six months ended June 30, 2021. While there can be no guarantees, we believe the cash on hand, in connection with cash generated from revenues, will be sufficient to fund the next twelve months of operations. In addition, we intend to pursue other opportunities of raising capital with outside investors.

On June 26, 2022, the Board of Directors of the Company designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to an existing investor 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000.

For the six months ended June 30, 2022, we raised $4,583,341 of net proceeds from our ATM offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

Off-Balance Sheet Arrangements

On June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the three and six months ended June 30, 2022, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: August 15, 2022	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer and Chairman of the Board

Dated: August 15, 2022	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, Executive Vice President of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	August 15, 2022
Barret Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, Executive Vice President of Operations and Secretary	August 15, 2022
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

