Form 10-Q
period 2022-09-30
AgEagle Aerial Systems Inc.
filed 2022-11-14
CIK 8504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 87,844,818 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021(unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021(unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II		43

ITEM 1.	LEGAL PROCEEDINGS	43

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	43

ITEM 4.	MINE SAFETY DISCLOSURES	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	44

SIGNATURES		45

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$5,302,487	$14,590,566
Accounts receivable, net	3,178,019	2,888,879
Inventories, net	6,117,529	4,038,508
Prepaid and other current assets	1,209,555	1,292,570
Note receivable	185,000	185,000
Total current assets	15,992,590	22,995,523

Property and equipment, net	838,058	952,128
Right of use asset	1,148,993	2,019,745
Intangible assets, net	12,217,539	13,565,494
Goodwill	64,867,282	64,867,282
Other assets	279,822	282,869
Total assets	$95,344,284	$104,683,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,194,112	$2,526,829
Accrued expenses	1,804,299	1,901,641
Contract liabilities	653,237	971,140
Current portion of liabilities related to acquisition agreements	—	10,061,501
Current portion of lease liabilities	739,602	1,235,977
Current portion of COVID loans	380,315	451,889
Total current liabilities	5,771,565	17,148,977

Long term portion of liabilities related to acquisition agreements	—	8,875,000
Long term portion of lease liabilities	493,774	942,404
Long term portion of COVID loans	634,251	808,021
Defined benefit plan obligation	166,472	331,726
Total liabilities	7,066,062	28,106,128

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 6,311 shares issued and outstanding as of September 30, 2022, and no shares issued and outstanding as of December 31, 2021, respectively	6	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 87,444,818 and 75,314,988 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	87,445	75,315
Additional paid-in capital	150,968,638	127,626,536
Accumulated deficit	(62,587,700)	(51,054,344)
Accumulated other comprehensive loss	(190,167)	(70,594)
Total stockholders’ equity	88,278,222	76,576,913
Total liabilities and stockholders’ equity	$95,344,284	$104,683,041

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$5,490,714	$2,021,707	$14,620,565	$5,660,662
Cost of sales	3,407,573	1,226,911	8,622,436	2,885,008
Gross Profit	2,083,141	794,796	5,998,129	2,775,654

Operating Expenses:
General and administrative	4,175,090	2,783,290	14,093,655	10,428,040
Research and development	1,818,540	777,036	6,185,777	2,115,367
Sales and marketing	1,236,841	1,034,004	3,736,548	1,813,069
Total Operating Expenses	7,230,471	4,594,330	24,015,980	14,356,476
Loss from Operations	(5,147,330)	(3,799,534)	(18,017,851)	(11,580,822)

Other Income (Expense):
Interest (expense) income, net	(6,727)	3,834	(29,776)	12,850
Paycheck protection program loan forgiveness	—	—	—	108,532
Gain on debt extinguishment	6,486,899	—	6,486,899	—
Other income, net	332,110	24,798	27,372	79,836
Total Other Income, net	6,812,282	28,632	6,484,495	201,218
Income (Loss) Before Income Taxes	1,664,952	(3,770,902)	(11,533,356)	(11,379,604)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$1,664,952	$(3,770,902)	$(11,533,356)	$(11,379,604)

Comprehensive Income:
Amortization of unrecognized periodic pension costs	97,846	—	100,487	—
Foreign currency cumulative translation adjustment	(372,368)	—	(220,060)	—
Total comprehensive income (loss), net of tax	$1,390,430	$(3,770,902)	$(11,652,929)	$(11,379,604)
Accrued dividends on preferred stock series F	(94,694)	—	(94,694)	—
Total comprehensive income (loss) available to common stockholders	$1,295,736	$(3,770,902)	$(11,747,623)	$(11,379,604)
Net Earnings (Loss) Per Common Share - Basic	$0.02	$(0.05)	$(0.14)	$(0.17)

Net Earnings (Loss) Per Common Share - Diluted	$0.01	$(0.05)	$(0.14)	$(0.17)

Weighted Average Number of Shares Outstanding During the Period - Basic	85,966,687	75,144,113	81,004,011	68,243,666

Weighted Average Number of Shares Outstanding During the Period - Diluted	113,623,789	75,144,113	81,004,011	68,243,666

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2022	9,690	$10	82,445,570	$82,445	$147,686,141	$84,355	(64,252,652)	$83,600,299
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,379)	(4)	5,450,000	5,450	(5,446)	—	—	—
Dividends of preferred stock series F	—	—	—	—	(94,694)	—	—	(94,694)
Issuance of Restricted Common Stock	—	—	12,917	14	(14)	—	—	—
Exercise of stock options	—	—	35,000	35	12,815	—	—	12,850
Stock-based compensation expense	—	—	—	—	556,837	—	—	556,837
Amortization of unrecognized periodic pension costs	—	—	—	—	—	97,846	—	97,846
Foreign currency cumulative translation adjustment	—	—	—	—	—	(372,368)	—	(372,368)
Net loss	—	—	—	—	—	—	1,664,952	1,664,952
Balance as of September 30, 2022	6,311	$6	87,444,818	$87,445	$150,968,638	$(190,167)	(62,587,700)	$88,278,222)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Issuance of Preferred Stock, Series F Convertible, net of issuance costs	10,000	10	—	—	9,919,990	—	—	9,920,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,689)	(4)	5,950,000	5,950	(5,946)	—	—	—
Dividends of preferred stock series F	—	—	—	—	(94,694)	—	—	(94,694)
Sale of Common Stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for acquisition of senseFly	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Issuance of Restricted Common Stock	—	—	314,941	316	(316)	—	—	—
Exercise of stock options	—	—	185,000	185	74,165	—	—	74,350
Stock-based compensation expense	—	—	—	—	3,058,741	—	—	3,058,741
Amortization of unrecognized periodic pension costs	—	—	—	—	—	100,487	—	100,487
Foreign currency translation adjustment	—	—	—	—	—	(220,060)	—	(220,060)
Net loss	—	—	—	—	—	—	(11,533,356)	(11,533,356)
Balance as of September 30, 2022	6,311	$6	87,444,818	$87,445	$150,968,638	$(190,167)	$(62,587,700)	$88,278,222

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2021	74,668,560	$74,669	$123,377,671	$—	$(28,554,366)	$94,897,974
Sales of Common Stock, net of issuance costs	434,777	435	2,221,107	—	—	2,221,542
Exercise of stock options	81,861	81	37,262	—	—	37,343
Stock-based compensation expense	104,166	104	792,927	—	—	793,031
Net loss	—	—	—	—	(3,770,902)	(3,770,902)
Balance as of September 30, 2021	75,289,364	$75,289	$126,428,967	$—	$(32,325,268)	$94,178,988

	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	58,636,365	$58,636	$47,241,757	$—	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	6,763,091	6,763	37,175,883	—	—	37,182,646
Sale of Common Stock from exercise of warrants	2,516,778	2,517	8,302,851	—	—	8,305,368
Issuance of Common Stock for MicaSense Acquisition	540,541	541	2,999,459	—	—	3,000,000
Issuance of Common Stock for Measure Acquisition	5,319,145	5,319	24,369,681	—	—	24,375,000
Stock issued in exchange for professional services	550,000	550	2,906,450	—	—	2,907,000
Exercise of stock options	487,876	487	112,681	—	—	113,168
Stock-based compensation expense	475,568	476	3,320,205	—	—	3,320,681
Net loss	—	—	—	—	(11,379,604)	(11,379,604)
Balance as of September 30, 2021	75,289,364	$75,289	$126,428,967	$—	$(32,325,268)	$94,178,988

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,533,356)	$(11,379,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,058,741	3,320,681
Stock issued in exchange for professional services	—	2,907,000
Paycheck Protection Program loan forgiveness	—	(108,532)
Depreciation and amortization	2,887,244	784,701
Defined benefit plan obligation and other	(148,851)	—
Loss on disposal of property and equipment	—	3,712
Gain on debt extinguishment	(6,486,899)	—
Changes in assets and liabilities:
Accounts receivable, net	(396,617)	(193,348)
Inventories, net	(2,221,569)	(912,683)
Prepaid expenses and other assets	22,579	(523,638)
Accounts payable	(281,937)	622,825
Accrued expenses and other liabilities	(193,818)	(1,452,158)
Contract liabilities	(307,610)	253,323
COVID loan	(173,313)	—
Other	433,357	—
Net cash used in operating activities	(15,342,049)	(6,677,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(250,379)	(225,642)
Payment of acquisition-related liabilities	(6,610,900)	—
Acquisition of MicaSense, net of cash acquired	—	(14,536,863)
Acquisition of Measure, net of cash acquired	—	(14,916,850)
Capitalization of platform development costs	(635,568)	(762,881)
Capitalization of internal use software costs	(565,894)	—
Notes receivable	—	(200,000)
Net cash used in investing activities	(8,062,741)	(30,642,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	4,583,341	37,182,646
Sale of Common Stock from exercise of warrants	—	8,305,368
Sale of Preferred Stock, Series F Convertible, net of issuance costs	9,920,000	—
Exercise of stock options	74,350	113,168
Net cash provided by financing activities	14,577,691	45,601,182

Effects of foreign exchange rates on cash flows	(460,980)	—

Net (decrease) increase in cash	(9,288,079)	8,281,225
Cash at beginning of period	14,590,566	23,940,333
Cash at end of period	$5,302,487	$32,221,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration for the senseFly Acquisition	$3,000,000	—
Conversion of Preferred Stock, Series F Convertible to Common Stock	5,950	—
Dividends on preferred stock series F	94,694	—
Issuance of Restricted Common Stock	316	—
Settlement of Common Stock from contingent liability related to Measure	$2,812,500	$—
Acquisition liability related to the MicaSense Acquisition	$—	$5,000,000
Stock consideration for the MicaSense Acquisition	$—	$3,000,000
Acquisition liability related to the Measure Acquisition	$—	$5,625,000
Stock consideration for the Measure Acquisition	$—	$24,375,000

See accompanying notes to condensed consolidated financial statements.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

Description of Business – AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly-owned subsidiaries, AgEagle Aerial, Inc., MicaSense™, Inc. (“MicaSense”), Measure Global, Inc. (“Measure”), senseFly SA, and senseFly Inc. (collectively “senseFly”), is actively engaged in designing and delivering best-in-class autonomous unmanned aerial systems, sensors and software that solve important problems for its customers in a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government.

During the year ended December 31, 2021, the Company acquired 100% of the outstanding stock of MicaSense, Measure and senseFly, respectively. These three business acquisitions are collectively referred to as the “2021 Business Acquisitions.”

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 12, 2022. The results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year, any other periods or any future year or period.

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and recent acquisitions the Company has sustained continued operating losses. During the nine months ended September 30, 2022, the Company incurred a net loss of $11,533,356 and used cash in operating activities of $15,342,049. As of September 30, 2022, the Company has working capital of $10,221,025 and an accumulated deficit of $62,587,700. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operation and the restructuring of operations to grow revenues and reduce expenses.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the three and nine months ended September 30, 2022, the COVID-19 pandemic continued to have a significant negative impact on the unmanned aerial vehicle (“UAV”) systems industry, the Company’s customers and business globally. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. Specifically, as a result of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, the Company’s supply chain may be further disrupted, limiting its ability to manufacture and assemble products. The Company expects the pandemic, inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

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

For short-term classes of our financial instruments, which include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and accrued expenses, their carrying amounts approximate fair value due to their short-term nature. The outstanding loans related to the business acquisitions and COVID Loans are carried at face value, which approximates fair value. As of September 30, 2022 and December 31, 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company generally recognizes revenue on sales to customers, dealers and distributors upon satisfaction of performance obligations which generally occurs once control transfers to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed.

The Company’s software subscriptions to its platforms, HempOverview and Ground Control, are offered on a subscription basis. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Capitalized Software Development Costs — Software development costs for software to be sold, leased or marketed are accounted for in accordance with ASC Topic 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is recorded per the individual technology software being released and is included in cost of sales on the condensed consolidated statements of operations and comprehensive income (loss). Annual amortization is recognized on a straight-line basis over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. As of September 30, 2022 and December 31, 2021, capitalized software development costs, net of accumulated amortization, totaled $1,301,691 and $995,880, respectively, and are included in intangibles, net on the condensed consolidated balance sheets.

Internal-use Software Costs — Internal-use software development costs are accounted for in accordance with ASC Topic 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, capitalized software development costs for internal-use software, net of accumulated amortization, totaled $740,923 and $278,264, respectively, relate to the Company’s implementation of its enterprise resource planning (“ERP”) software. Internal-use software costs are included in intangibles, net on the condensed consolidated balance sheets.

Foreign Currency — The Company translates assets and liabilities of its foreign subsidiary, senseFly S.A., to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company translates the condensed consolidated statements of operations and comprehensive income (loss) of its foreign subsidiary at average exchange rates for the applicable period. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated revenues, certain purchases and intercompany transactions are recorded in other (expense) income, net in the condensed consolidated statements of operations and comprehensive income (loss).

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2022 and 2021, shipping costs were $75,074 and $27,024, respectively, and $220,049 and $62,614, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2022 and 2021, advertising costs were $139,480 and $50,941, respectively, and $303,862 and $141,626, respectively.

Vendor Concentrations – As of September 30, 2022 and December 31, 2021, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Income (Loss) Per Common Share and Potentially Dilutive Securities – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, restricted stock units (“RSUs”) and convertible instruments. As of September 30, 2022, the Company had 629,367 of unvested RSUs, 2,484,373 options outstanding to purchase shares of Common Stock, and 6,311 shares of Series F Preferred Stock convertible into 10,179,032 shares of Common Stock, and 16,129,032 Common Stock warrants. As of December 31, 2021, the Company had 821,405 unvested RSUs and 2,541,667 options outstanding to purchase shares of Common Stock.

The following dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive for the three months ended September 30, 2022, 629,367 of unvested RSUs, 727,667 options outstanding to purchase shares of Common Stock, 6,311 shares of Preferred Stock, Series F Convertible into 10,179,032 shares of Common Stock, and 16,129,032 Common Stock warrants. See Note 7 — Equity.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 3 – Balance Sheets

Accounts Receivable, net

As of September 30, 2022 and December 31, 2021, accounts receivable, net consist of the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$3,202,003	$2,918,435
Less: Provisions for doubtful accounts	(23,984)	(29,556)
Accounts receivable, net	$3,178,019	$2,888,879

Inventories, Net

As of September 30, 2022 and December 31, 2021, inventories, net consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$3,098,858	$2,862,293
Work-in process	1,386,567	647,829
Finished goods	1,892,104	833,785
Gross inventories	6,377,529	4,343,907
Less: Provision for obsolescence	(260,000)	(305,399)
Inventories, net	$6,117,529	$4,038,508

Property and Equipment, Net

As of September 30, 2022 and December 31, 2021, property and equipment, net consist of the following:

	Estimated
	Useful
	Life	September 30,	December 31,
Type	(Years)	2022	2021
Leasehold improvements	3	$106,837	$81,993
Production tools and equipment	4-5	563,814	417,779
Computer and office equipment	3-5	581,822	559,110
Furniture	5	79,277	77,971
Drone equipment	3	117,769	95,393
Total Property and equipment		1,449,519	1,232,246
Less: Accumulated depreciation		(611,461)	(280,118)
Total Property and equipment, net		$838,058	$952,128

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 3 – Balance Sheets-Continued

For the three and nine months ended September 30, 2022 and 2021, depreciation expense is classified within the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type	2022	2021	2022	2021
Cost of sales	$61,747	$—	$199,555	$—
General and administrative	48,429	36,226	138,271	90,281
Total	$110,176	$36,226	$337,826	$90,281

Intangible Assets, net

As of September 30, 2022 and December 31, 2021, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2021	Additions	Amortization	Balance as of September 30, 2022
Intellectual property/technology	5-7	$5,427,294	$—	$(700,629)	$4,726,665
Customer base	3-10	4,047,319	—	(868,847)	3,178,472
Tradenames and trademarks	5-10	1,985,236	—	(168,569)	1,816,667
Non-compete agreement	2-4	831,501	—	(378,380)	453,121
Platform development costs	3	995,880	635,569	(329,758)	1,301,691
Internal use software costs	3	278,264	565,894	(103,235)	740,923
Total intangibles assets, net		$13,565,494	$1,201,463	$(2,549,418)	$12,217,539

As of September 30, 2022, the weighted average remaining amortization period in years is 4.78. For the three and nine months ended September 30, 2022 and 2021, amortization expense was $932,880 and $2,549,418, respectively, and $293,599 and $694,420, respectively.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 3 – Balance Sheets-Continued

 For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	(rest of year) 2022	2023	2024	2025	2026	Thereafter	Total
Intellectual property/ technology	$252,806	$808,968	$808,968	$808,968	$808,968	$1,237,987	$4,726,665
Customer base	292,816	1,137,663	889,364	141,145	141,145	576,339	3,178,472
Tradenames and trademarks	58,775	207,944	207,944	207,944	207,944	926,116	1,816,667
Non-compete agreement	117,188	335,933	—	—	—	—	453,121
Platform development costs	150,409	602,091	427,264	121,927	—	—	1,301,691
Internal use software costs	70,346	281,386	281,386	107,805	—	—	740,923
Total Intangible Assets, Net	$942,340	$3,373,985	$2,614,926	$1,387,789	$1,158,057	$2,740,442	$12,217,539

Accrued Expenses

As of September 30, 2022 and December 31, 2021, accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued compensation and related liabilities	$791,482	$1,039,979
Accrued professional fees	528,125	267,949
Provision for warranty expense	268,780	286,115
Other	215,912	307,598
Total accrued expenses	$1,804,299	$1,901,641

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Note matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that had accrued, but remained, unpaid was due. On the Maturity Date, AgEagle demanded payment of the Note, including accrued interest, however, Valqari alleged that the Maturity Date was extended to October 14, 2021 (“Extended Maturity Date”) as the Note provided for an automatic six-month extension of the Maturity Date under certain circumstances within the terms and conditions of the Note. Upon the Extended Maturity Date, AgEagle demanded payment of the Note, including accrued interest; however, Valqari sought a substantial discount on the amount due under the Note to compensate for alleged breaches by AgEagle under the Manufacturing Agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the Manufacturing Agreement, in addition to the amount due under the Note. On November 24, 2021, Valqari made a payment of principal on the Note of $315,000. The parties continue to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the Note in the event that a settlement is not reached. As of September 30, 2022 and December 31, 2021, the balance remaining under the Note is $185,000.

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

There were no transaction costs related to business combinations for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, transaction costs related to business combinations were $69,079 and $402,546, respectively.

Transaction costs related to business combinations are included within general and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

MicaSense

On January 27, 2021 (the “MicaSense Acquisition Date”), the Company entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot and Justin B. McAllister (collectively the “MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. A portion of the consideration comprises shares of Common Stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to the MicaSense Sellers. On April 27, 2021, the Company issued 540,541 restricted shares of its Common Stock. The consideration is also subject to a remaining holdback amount of $4,750,000 to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023. The first installment of $2,375,000 was paid on March 31, 2022 (see below disclosure - Liabilities Related to Business Acquisition Agreements for waiver of the second installment).

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

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

 Measure

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure was $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. The purchase price comprised $15,000,000 in cash, and shares of Common Stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common Stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common Stock to the Measure Sellers. The Company issued 5,319,145 shares of Common Stock, in the aggregate, to the Measure Sellers, of which 997,338 Common Stock shares with an aggregate value of $5,625,000 were held in escrow to cover any post-closing indemnification claims and to satisfy any purchase price adjustments (the “Heldback Shares”). The 5,319,154 of common stock shares issued as consideration resulted in an increase to stockholder’s equity of $24,375,000 and an acquisition related liability of $5,625,000 for the Heldback Shares which was recorded on the Measure Acquisition Date. Further, the Company paid $5,000,000 of the cash portion of the purchase price ninety days after the closing date of the transaction. As of December 31, 2021, the Company completed the payment of the cash portion of the purchase price. The holdback was scheduled to be released October 19, 2022, (see disclosure below - Liabilities Related to Business Acquisition Agreements) less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Measure Purchase Agreement.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

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

The Shares issued to the Measure Sellers pursuant to the Measure Purchase Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to a limited number of persons who are “accredited investors” or “sophisticated persons” as those terms are defined in Rule 501 of Regulation D promulgated by the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the Shares have been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

On April 19, 2022, in accordance with the terms of the Measure Purchase Agreement, the Company delivered a notice of indemnification to the representative of the Measure Sellers seeking the right to set off certain operating losses from the holdback amount. The Company is claimed that the operating losses incurred by Measure from the Measure Acquisition date through April 19, 2022, resulted from breaches of certain representations and warranties made by the Measure Sellers. The Company claimed that it had sustained operating losses in excess of $13 million as a result of the Measure Sellers’ breaches and claimed the entire holdback amount to be applied against these operating losses. On August 22, 2022, the parties entered into a Memorandum of Understanding and Mutual Release (the “Settlement Agreement”) providing for the full and final settlement of all disputes about the Heldback Shares. Pursuant to the Settlement Agreement, the Company released 498,669 of the 997,338 Heldback Shares to the Measure Sellers with the remaining 498,669 Heldback Shares being released from escrow and cancelled by the Company.

senseFly

On October 18, 2021 (the “senseFly Acquisition Date”), the Company entered into a stock purchase agreement (the “senseFly S.A. Purchase Agreement”) with Parrot pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot. The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,565,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments (see disclosure below). The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly S.A. Purchase Agreement.

On October 18, 2021, AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $435,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments(see disclosure below). The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022, and December 31, 2023 in accordance with the terms of the senseFly Inc. Purchase Agreement.

A portion of the consideration under the senseFly S.A. Purchase Agreement comprises shares of Common Stock of the Company, par value $0.001, having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot. The shares of Common Stock are issuable ninety days after the closing date of the transaction. In accordance with the terms of the senseFly S.A. Purchase Agreement, the Company issued 1,927,407 shares of Common Stock to Parrot in January 2022.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

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

Pursuant to the terms of the Measure Acquisition Purchase Agreement (the “Purchase Agreement”) the Company issued an aggregate of 5,319,145 shares of the Company’s common stock to the Sellers of Measure as part of the consideration for the acquisition, of which 997,338 shares were held back (the “Heldback Shares”) to cover post-closing indemnification claims and to satisfy any purchase price adjustments (see also disclosure above). Pursuant to the terms of the Purchase Agreement, the Heldback Shares were scheduled to be released in three tranches, on the 12-month, 18-month and 24-month anniversary of the closing date of the acquisition. The Company made a claim for indemnification against the Heldback Shares. Pursuant to the Settlement Agreement entered on August 22, 2022 the Company released all the Measure shares held in escrow along with any disputes regarding the 997,338 Heldback Shares. As a result, 498,669 of the Heldback Shares were released to the Measure Sellers with the remaining 498,669 Heldback Shares being cancelled by the Company which reduced the issued and outstanding common stock and causing an increase to stockholders’ equity of $2,812,500.

During the three and nine months ended September 30, 2022, the Company recognized a debt extinguishment gain in connection with the settlement of the acquisition related liabilities disclosed above in the amount of $6,486,899 which has been presented on the condensed consolidated statement of operations and comprehensive income (loss).

As of September 30, 2022 and December 31, 2021, liabilities related to business acquisition agreements consist of the following:

	September 30, 2022	December 31, 2021
Holdback related to MicaSense Acquisition Agreement	$—	$4,821,512
Holdback related to Measure Acquisition	—	5,625,000
Holdback related to senseFly Acquisition	—	8,489,989
Total acquisition agreement related liabilities	-	18,936,501
Less: Current portion business acquisition agreement-related liabilities	—	(10,061,501)
Long term portion of business acquisition agreement-related liabilities	$—	$8,875,000

Pro-Forma Information

The unaudited pro-forma information for the three and nine months ended September 30, 2021 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro-forma financial information presents the combined results of operations of the 2021 Business Acquisitions as if they had occurred on January 1, 2021 after giving effect to certain pro-forma adjustments. The pro-forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisition.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 5 – Business Acquisitions-Continued

For the three and nine months ended September 30, 2021, pro-forma information is as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$5,350,849	$14,844,275
Net Loss	$(5,715,064)	$(17,137,742)

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

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). For the three and nine months ended September 30, 2022, no payments of principal and interest were required. As of September 30, 2022 and December 31, 2021, the Company’s outstanding obligations under the senseFly COVID Loans were $1,014,566 and $1,259,910, respectively.

As of September 30, 2022, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2022 (rest of year)	$169,010
2023	422,610
2024	84,590
2025	84,590
2026	84,590
Thereafter	169,176
Total	$1,014,566

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

As of September 30, 2022, Alpha had converted 3,689 shares of Series F into 5,950,000 shares of Common Stock and recorded cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022, of $94,694. See Note 11 – Subsequent Events.

Capital Stock Issuances

Issuance of Common Stock to Officers and Directors

For the nine months ended September 30, 2022, 185,000 Common Stock shares were issued in connection with the exercise of stock options previously granted at an average per share exercise price between $0.31 and $0.41 resulting in gross proceeds of $74,350.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

At-the-Market Sales Agreement

In accordance with a May 25, 2021 at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, during the nine months ended September 30, 2022, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for aggregate proceeds of $4,583,341, net of issuance costs of $141,754.

Acquisition of senseFly

In accordance with the terms of the senseFly S.A. Purchase Agreement, the Company issued 1,927,407 shares of Common Stock to Parrot in January 2022 having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot (see also Note 5).

Consulting Agreement

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) for purposes of advising on certain business opportunities. On October 31, 2019, the consulting agreement was terminated; however, the Consultant continued to be entitled to receive up to 2,500,000 restricted Common Stock after termination of the consulting agreement, if the achievement of milestones that commenced during the term of the consulting agreement were completed within twenty-four months. Subsequent to the aforementioned termination of the consulting agreement, the Consultant sent a demand letter to the Company alleging a breach of this agreement due to the Company’s non-issuance of additional restricted shares of its Common Stock in connection with the Consultant’s alleged achievement of the milestones. As of December 31, 2020, and as a result of this demand, the Company recorded a contingent loss of $1,500,000, based upon the fair market value of $6.00 per share of its Common Stock, which was recorded within professional fees on the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2021, the Company recorded additional stock-based compensation expense of $0 and $1,407,000, respectively, which reflected the issuance of 550,000 additional restricted shares of Common Stock that were subsequently issued on May 12, 2021 as settlement for the claims made under the demand, which resulted in a liability amount of $2,907,000 for purposes of payment of the settlement.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Stock-Based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Restricted Stock Units

For the nine months ended September 30, 2022, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,147,250	$3.78
Granted	457,091	1.18
Canceled	(168,250)	2.81
Vested and released	(429,107)	3.44
Outstanding as of September 30, 2022	1,006,984	$2.90
Vested as of September 30, 2022	377,617	$3.72
Unvested as of September 30, 2022	629,367	$2.41

For the nine months ended September 30, 2022, the aggregate fair value of RSUs at the time of vesting was $538,198.

As of September 30, 2022, the Company had $540,635 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately thirteen months.

For the nine months ended September 30, 2021, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	100,000	$1.34
Granted	631,402	5.31
Canceled	(91,667)	5.40
Vested and released	(253,485)	3.39
Outstanding as of September 30, 2021	386,250	$5.52
Vested as of September 30, 2021	234,582	$5.60
Unvested as of September 30, 2021	151,668	$5.40

For the nine months ended September 30, 2021, the aggregate fair value of RSUs at the time of vesting was $3,353,162.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Issuance of RSUs to Officers

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

On April 11, 2022, the Company granted an officer 46,367 RSUs, which vested immediately. For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $46,367, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs. Additionally, on the same date, the Company granted the same officer 46,367 RSUs, which vests over a period from the date of grant through the first anniversary of the senseFly Acquisition Date. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $22,440 and $42,196, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs.

On March 1, 2022, the Company granted an officer a grant of 62,500 RSUs, which vested immediately. For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $68,750, based upon the market price of its Common Stock of $1.10 per share on the date of grant of these RSUs.

On January 21, 2022, the Company granted a former chief executive officer a grant of 111,607 RSUs, which vested immediately. For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $125,000, based upon the market price of its Common Stock of $1.12 per share on the date of grant of these RSUs. Additionally, on January 24, 2022, the Company granted to this former chief executive officer 42,500 RSUs, which vested immediately. For the nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $48,025, respectively, based upon the market price of its Common Stock of $1.13 per share on the date of grant of these RSUs.

On January 1, 2022, the Company issued to an officer two grants of 50,000 RSUs each. These two grants vest over nine and twenty-one months, respectively, from the date of grant. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $37,660 and $111,751, based upon the market price of its Common Stock of $1.57 per share on the date of grant of these RSUs.

On May 24, 2021, the Company issued to a former chief executive officer a grant of 26,652 RSUs as part of a separation agreement. This award was valued at $125,000 and vested immediately. For the nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $125,000 based upon the market price of its Common Stock of $4.69 per share on the date of grant of these RSUs.

On March 5, 2021, the Company issued to an officer a grant of 10,000 RSUs, which vested immediately. For the nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $58,400 based upon the market price of its Common Stock of $5.84 per share on the date of grant of these RSUs.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Stock Options

For the nine months ended September 30, 2022, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Granted	395,000	0.76	0.36	3.02	—
Exercised	(185,000)	0.40	0.29	—	10,750
Expired/Forfeited	(267,294)	6.22	3.34	—	—
Outstanding as of September 30, 2022	2,284,373	$2.37	$1.29	3.47	$89,334
Exercisable as of September 30, 2022	1,836,095	$2.42	$1.33	3.16	$89,334

As of September 30, 2022, the Company has $741,497 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-seven months.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of September 30, 2022 (for outstanding options), less the applicable exercise price.

For the nine months ended September 30, 2022 and 2021, the significant weighted average assumptions relating to the valuation of the Company’s stock options granted were as follows:

	Nine Months Ended September 30,
	2022	2021
Stock price	$0.46	$3.01
Dividend yield	—%	—%
Expected life (years)	3.02	3.01
Expected volatility	69.84%	84.01%
Risk-free interest rate	3.25%	0.37%

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7 – Equity-Continued

Issuances of Options to Officers and Directors

 On September 30, 2022, the Company issued to directors and officers options to purchase 135,000 shares of Common Stock at an exercise price of $0.23 per share, which vest over a period of two years from the date of grant and expire on September 29, 2027. The Company determined the fair market value of these unvested options to be $30,510. In connection with the issuance of these options, for the three and nine months ended September 30, 2022, the Company did not recognize stock-based compensation expense.

On June 30, 2022, the Company issued to directors and officers options to purchase 135,000 shares of Common Stock at an exercise price of $0.31 per share, which vest over a period of two years from the date of grant and expire on June 29, 2027. The Company determined the fair market value of these unvested options to be $42,120. In connection with the issuance of these options, for the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $5,322, respectively.

On March 31, 2022, the Company issued to directors and officers options to purchase 125,000 shares of Common Stock at an exercise price of $0.56 per share, which vest over a period of two years from the date of grant and expire on March 30, 2027. The Company determined the fair market value of these unvested options to be $70,250. In connection with the issuance of these options, for the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $8,781 and $17,654,

Prior to January 1, 2022, the Company issued to directors and officers to purchase 430,000 shares of Common Stock at exercise prices ranging from $1.61 to $3.37 per share, which vest over a period of two years from the date of grant and expire on dates between March 30, 2026, and September 29, 2026. The Company determined the fair market value of these unvested options to be $1,056,429. In connection with the issuance of these options to employees and directors, for the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $117,888 and $433,713, respectively. For the three and nine months ended September 30, 2021 the Company recognized stock-based compensation expense of and $101,965 and $153,518, respectively.

Prior to January 1, 2021, the Company previously issued to directors and officers options to purchase 2,743,580 shares of Common Stock at exercise prices ranging from $0.04 to $3.18 per share, with vesting periods ranging from immediate vesting to periods of up to three years from the grant dates, and expire on dates between March 30, 2023, and September 29, 2029. In connection with the issuance of these options to employees and directors, for the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $108,641 and $369,365, respectively, for the three and nine months ended September 30, 2021 the Company recognized stock-based compensation expense of and $152,777 and $541,708, respectively.

Cancellations of Options

During the three and nine months ended September 30, 2022, as a result of employee terminations and options expirations, stock options aggregating 67,875 and 267,294, respectively with fair market values of approximately $237,926 and $892,227, respectively, were cancelled. During the nine months ended September 30, 2021, 237,934 options were cancelled with a grant-date fair value $723,915 due to employee terminations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 8 – Leases

Operating Leases

For the three and nine months ended September 30, 2022 and 2021, operating lease expense payments were $326,542 and $1,254,893 respectively, and $75,270 and $213,608, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2022 and December 31, 2021, balance sheet information related to the Company’s operating leases is as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Right of use asset	Right of use asset	$1,148,993	$2,019,745
Current portion of operating lease liability	Current portion of operating lease liability	$739,602	$1,235,977
Long-term portion of operating lease liability	Long-term portion of operating lease liability	$493,774	$942,404

As of September 30, 2022, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2022 (rest of year)	$324,028
2023	525,834
2024	221,370
2025	227,443
2026	18,954
Total future minimum lease payments, undiscounted	1,317,629
Less: Amount representing interest	(84,253)
Present value of future minimum lease payments	$1,233,376
Present value of future minimum lease payments – current	$739,602
Present value of future minimum lease payments – long-term	$493,774

As of September 30, 2022 and December 31, 2021, the weighted average lease-term and discount rate of the Company’s leases are as follows:

Other Information	September 30, 2022	December 31, 2021
Weighted-average remaining lease terms (in years)	2.1	2.3
Weighted-average discount rate	6.0%	6.0%

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 8 – Leases-Continued

For the three and nine months ended September 30, 2022 and 2021, supplemental cash flow information related to leases is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Other Information	2022		2021		2022		2021
Cash paid for amounts included in the measurement of liabilities:		326,542		75,270		1,245,893		213,608
Operating cash flows for operating leases	$		$		$		$
Lease liabilities related to the acquisition of right of use assets:
Operating leases		$—		$—		$—		$925,298

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of September 30, 2022, the Company had purchase commitments of approximately $2,666,928. These purchase commitments are expected to be realized during the year ending December 31, 2022.

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 10 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, respectively, information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
As of September 30, 2022
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$5,800,179	$25,378,040	$27,003,229	$37,162,836	$95,344,284

As of December 31, 2021
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$14,516,466	$27,073,211	$25,548,066	$37,545,298	$104,683,041

Net (Loss) Income

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
Three Months Ended September 30, 2022
Revenues	$—	$2,081,410	$3,256,797	$152,507	$5,490,714
Cost of sales	—	1,180,612	1,851,089	375,872	3,407,573
Loss from operations	(2,233,559)	(2,688,835)	592,795	(817,731)	(5,147,330)
Other income (expense), net	6,488,327	327,066	(1,819)	(1,292)	6,812,282
Net income (loss)	$4,254,768	$(2,361,769)	$590,976	$(819,023)	$1,664,952

Three Months Ended September 30, 2021
Revenues	$—	$—	$1,909,921	$111,786	$2,021,707
Cost of sales	—	—	1,052,297	174,614	1,226,911
Loss from operations	(2,645,834)	—	(439,582)	(714,118)	(3,799,534)
Other income, net	3,834	—	—	24,798	28,632
Net loss	$(2,642,000)	$—	$(439,582)	$(689,320)	$(3,770,902)

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 10 – Segment Information-Continued

	Corporate	Drones and Custom Manufacturing	Sensors	SaaS	Total
Nine Months Ended September 30, 2022
Revenues	$—	$7,856,573	$6,283,907	$480,085	$14,620,565
Cost of sales	—	4,339,712	3,578,184	704,540	8,622,436
Loss from operations	(8,194,751)	(7,204,483)	(217,328)	(2,401,289)	(18,017,851)
Other income (expense), net	6,491,117	3,114	(3,638)	(6,098)	6,484,495
Net loss	$(1,703,634)	$(7,201,369)	$(220,966)	$(2,407,387)	$(11,533,356)

Nine Months Ended September 30, 2021
Revenues	$—	$—	$5,300,329	$360,333	$5,660,662
Cost of sales	—	—	2,462,464	422,544	2,885,008
(Loss) Income from operations	(10,029,230)	—	(226,539)	(1,325,053)	(11,580,822)
Other income, net	119,064	—	26,785	55,369	201,218
Net (loss) income	$(9,910,166)	$—	$(199,754)	$(1,269,684)	$(11,379,604)

Revenues by Geographic Area

	Drones and Custom Manufacturing	Sensors	SaaS	Total
Three Months Ended September 30, 2022
North America	$1,191,083	$1,182,218	$152,507	$2,525,808
Europe, Middle East and Africa	603,443	1,250,610	—	1,854,053
Asia Pacific	286,884	696,954	—	983,838
Other	—	127,015	—	127,015
Total	$2,081,410	$3,256,797	$152,507	$5,490,714

Three Months Ended September 30, 2021
North America	$—	$737,229	$111,786	$849,015
Europe, Middle East and Africa	—	725,770	—	725,770
Asia Pacific	—	343,786	—	343,786
Other	—	103,136	—	103,136
Total	$—	$1,909,921	$111,786	$2,021,707

        AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 10 – Segment Information-Continued

	Drones and Custom Manufacturing	Sensors	SaaS	Total
Nine Months Ended September 30, 2022
North America	$4,473,236	$2,350,426	$480,085	$7,303,747
Europe, Middle East and Africa	2,606,120	2,400,744	—	5,006,864
Asia Pacific	777,217	1,241,632	—	2,018,849
Other	—	291,105	—	291,105
Total	$7,856,573	$6,283,907	$480,085	$14,620,565

Nine Months Ended September 30, 2021
North America	$—	$2,045,925	$360,333	$2,406,258
Europe, Middle East and Africa	—	2,014,126	—	2,014,126
Asia Pacific	—	954,060	—	954,060
Other	—	286,218	—	286,218
Total	$—	$5,300,329	$360,333	$5,660,662

Note 11 – Subsequent Events

Conversion of Series F to Common Stock

During the months of October and November 2022, Alpha converted 248 shares of Series F to 400,000 shares of Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected industry leader offering innovative autonomous UAV systems to a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government, among others.

The Company’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when AgEagle acquired three market-leading companies engaged in producing UAV airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products, an established global network of nearly 200 UAV resellers and enterprise customers worldwide, these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. Through its efforts to establish three centers of excellence focused on pioneering innovations in flight hardware, sensors and software, AgEagle will continue to produce leading-edge products that serve as catalysts for the creation of new markets for autonomous robotics, while driving material market expansion for the Company’s existing offerings.

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

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAV industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

1.	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

2.	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

3.	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Optimize the strengths of AgEagle’s three centers of excellence with respective expertise in UAV software, sensors and airframes. These centers of excellence will continue to cross-pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that effectively demonstrate AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAV companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAV design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our Wichita-based and Swiss manufacturing operations.

●	AgEagle is more than just customer- and product-centric, we are obsessed with innovation and knowing the needs of our customers before they do – We are focused on capitalizing on our specialized expertise in innovating and commercializing advanced drone, sensor and software technologies to provide our existing and future customers with autonomous robotic solutions that meet the highest possible safety and operational standards and fit their specific business needs. We have established three Centers of Excellence that our leadership has challenged to cross-pollinate ideas, industry insights and interdisciplinary skillsets to generate intelligent autonomous solutions that efficiently leverage our expertise in robotics, automation and manufacturing to solve problems for our customers, irrespective of the industry sector in which they may operate.

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust of customers worldwide – through successful execution of our acquisition strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones, pioneered by senseFly, have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, among just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by MicaSense, have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for a who’s who of Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

Impact of the War in Ukraine and COVID-19 On Our Business Operations

Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the three months ended September 30, 2022, the COVID-19 pandemic and other supply chain disruptions continued to have a significant negative impact on the UAV industry, our customers and our business globally. The aforementioned risks and their respective impact on the UAV industry and our operational and financial performance remains uncertain and outside of our control. Specifically, as a result of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If we or any of our third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply-chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect the pandemic, inflation and supply chain disruptions and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period.

For the three and nine months ended September 30, 2022, our supply chain was adversely impacted by the COVID-19 pandemic and other global economic challenges, causing material delays in the delivery of critical components associated with production of our Altum-PT and RedEdge-P multispectral sensors, introduced to market in the fourth quarter of 2021. These delays resulted in a significant backlog of purchase orders for our sensors. Steps taken in early 2022 to expand our supply sources has allowed us to resolve the majority of our backlogged sensor orders and be better positioned to meet ongoing global market demand in the foreseeable future.  While we believe we have largely overcome our supply chain challenges, this is an ongoing situation we will continue to monitor closely.

Three Months and Nine Months Ended September 30, 2022 as Compared to Three and Nine Months Ended September 30, 2021

Revenues

For the three months ended September 30, 2022, revenues were $5,490,714 as compared to $2,021,707 for the three months ended September 30, 2021, an increase of $3,469,007, or 172%. The increase was attributable to the revenues derived from sales of our eBee™ drone products acquired in the senseFly Acquisition in the fourth quarter of 2021. Revenue growth was also positively impacted by continued strong demand for our Altum-PT™ and RedEdge-P™ multispectral sensors, which resulted in total sensor sales rising 71% to $3,256,797 from $1,909,921. In addition, SaaS subscriptions increased 36% to $152,507 for the three months ended September 30, 2022 compared to $111,786 for the same three-month period in the prior year. The COVID-19 pandemic and its effects continue to have a negative impact on our business due to global supply chain, inflation and adverse labor market conditions, which could be for an extended period of time. Although we understand that market conditions impacting supply chain are not predictable at this time, we do believe we have made material progress in addressing our backlog of orders for our sensors in the third quarter of this year and expect to full resolve it prior to year-end.

For the nine months ended September 30, 2022, revenues were $14,620,565, which compared to $5,660,662 for the nine months ended September 30, 2021, an increase of $8,959,903, or 158%. The increase was driven by sales of our eBee drones acquired in the senseFly Acquisition in the fourth quarter of 2021, coupled with total sensor sales climbing 19% to $6,283,907 from $5,300,329 and SaaS subscriptions increasing $33% to $480,085 from $360,333. The improvement in SaaS subscriptions was largely attributable to a 207% increase in SaaS software subscriptions for Measure Ground Control, which saw sales rise to $389,406 from $126,804. Offsetting the increase was a decline in SaaS subscriptions sales of HempOverview, which totaled $90,678, down 26% from $121,743.

Cost of Sales

For the three months ended September 30, 2022, cost of sales totaled $3,407,573 as compared to $1,226,911 for the three months ended September 30, 2021, an increase of $2,180,662 or 178%. The increase in our cost of sales was attributable to new sales of eBees stemming from the senseFly Acquisition in the fourth quarter of 2021, together with higher sales of our sensor products, coupled with the effects of supply chain constraints, including shortages in electronic components and inflation caused by higher costs to acquire electronic components, increased labor expenses and freight-in costs.

For the nine months ended September 30, 2022, cost of sales was $8,622,436 as compared to $2,885,008 for the nine months ended September 30, 2021, an increase of $5,737,428 or 199%. The increase in our cost of sales was attributable to new sales of eBees, acquired in the senseFly Acquisition in October 2021, and an increase in sensor sales, as well as higher costs associated with the effects of supply chain constraints, including shortages in electronic components and inflation caused by higher costs to acquire electronic components, increased labor expenses and higher freight-in costs.

Gross Profit

For the three months ended September 30, 2022, gross profit was $2,083,141 as compared to $794,796 for the three months ended September 30, 2021, an increase of $1,288,345, or 162%. For the three months ended September 30, 2022, gross profit margin was 38% as compared to 39% for the three months ended September 30, 2021. The decrease in gross profit margin was a result of our senseFly entity drone sales which have lower margins along with an increase in our cost of goods sold for sensor sales over the three months.

For the nine months ended September 30, 2022, gross profit was $5,998,129 as compared to $2,775,654 for the nine months ended September 30, 2021, an increase of $3,222,475, or 116%. For the nine months ended September 30, 2022, gross profit margin was 41% as compared to 49% for the nine months ended September 30, 2021. The decrease in gross profit margin was a result of our senseFly entity drone sales which have lower margins along with an increase in our cost of goods sold for sensor sales over the nine month period.

Operating Expenses

For the three months ended September 30, 2022, operating expenses were $7,230,471 as compared to $4,594,330 for the three months ended September 30, 2021, an increase of $2,636,141, or 57%. Operating expenses are comprised of general and administrative, research and development and sales and marketing expenses.

For the nine months ended September 30, 2022, operating expenses were $24,015,980, as compared to $14,356,476 for the nine months ended September 30, 2021, an increase of $9,659,504, or 67%. Operating expenses comprise general and administrative, research and development and sales and marketing.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses were $4,175,090 as compared to $2,783,290 for the three months ended September 30, 2021, an increase of $1,391,800, or 50%. The increase was primarily the result of the inclusion of the newly acquired senseFly businesses, along with continued increases in general and administrative costs from our two other 2021 business acquisitions. These costs primarily included lease expenses, payroll-related costs for new and existing employees, amortization of our acquired intangibles, stock-based compensation expenses, and costs incurred in the design and development of our internal use software.

For the nine months ended September 30, 2022, general and administrative expenses were $14,093,655 as compared to $10,428,040 for the nine months ended September 30, 2021, an increase of $3,665,615 or 35%. The increase was primarily the result of the inclusion of the newly acquired senseFly businesses, along with continued increases in general and administrative costs from our two other 2021 business acquisitions. These costs primarily included lease expenses, payroll-related costs for new and existing employees, amortization of our acquired intangibles, stock-based compensation expenses and costs incurred for the design and development of our internal use software.

Research and Development

For the three months ended September 30, 2022, research and development expenses were $1,818,540 as compared to $777,036 for the three months ended September 30, 2021, an increase of $1,041,504, or 134%. The increase was primarily due to the addition of senseFly and Measure’s research and development teams and technological innovations we are pursuing on our airframes and software solutions.

For the nine months ended September 30, 2022, research and development expenses were $6,185,777 as compared to $2,115,367 for the nine months ended September 30, 2021, an increase of $4,070,410, or 192%. The increase was attributable to the addition of senseFly’s and Measure’s research and development teams and technological innovations we are pursuing on our airframes and software solutions.

Sales and Marketing

For the three months ended September 30, 2022, sales and marketing expenses were $1,236,841 as compared to $1,034,004 for the three months ended September 30, 2021, an increase of $202,837, or 20%. The increase was primarily due to the addition of the senseFly and Measure sales and marketing teams.

For the nine months ended September 30, 2022, sales and marketing expenses were $3,736,548 as compared to $1,813,069 for the nine months ended September 30, 2021, an increase of $1,923,479, or 106%. The increase was primarily due to the addition of the senseFly and Measure sales and marketing teams.

Total Other Income

For the three months ended September 30, 2022, total other income was $6,812,282, as compared to total other income of $28,632 for the three months ended September 30, 2021. The change was primarily attributable to a non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense, which totaled $6,486,899, in addition to higher other income, net, which climbed to $332,110 from $24,798 for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, total other income was $6,484,495 as compared to total other income of $201,218 for the nine months ended September 30, 2021. The increase was primarily due to a $6,486,899 non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense realized in the third quarter of 2022, offset by other income generated from the Paycheck Protection Program loan forgiveness and higher interest income and other income booked for the nine months ended September 30, 2021.

Net Income (Loss)

For all the aforementioned reasons, the Company achieved net income of $1,664,952 for the three months ended September 30, 2022, as compared to a net loss of $3,770,902 for the three months ended September 30, 2021, representing a 144% improvement.

For the nine months ended September 30, 2022, the Company incurred a net loss of $11,533,356 as compared to a net loss of $11,379,604 for the nine months ended September 30, 2021, increasing $153,752, or 1%. In order to achieve our long-term growth strategies, additional resources and investments will be required as we continue to address these shifts by developing new technologies, products and services that support prevailing growth opportunities.

Cash Flows

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

As of September 30, 2022, cash on hand was $5,302,487 as compared to $14,590,566 as of December 31, 2021, a decrease of $9,288,079, or 64%.

For the nine months ended September 30, 2022, cash used in operations was $15,342,049, an increase of $8,664,328, or 129%, as compared to cash used of $6,677,721 for the nine months ended September 30, 2021. The increase in cash used in operating activities was principally driven by the operating expenses of our 2021 Business Acquisitions incurred in 2022, which included higher inventory purchases and prepayments, and accounts payable, accrued expenses and other liabilities. Further, during the nine months ended September 30, 2022, we incurred a non-cash operating gain on debt of extinguishment of $6,486,899.

For the nine months ended September 30, 2022, cash used in investing activities was $8,062,741, a decrease of $22,579,495, or 74%, as compared to cash used of $30,642,236 for the nine months ended September 30, 2021. The decrease in cash used in our investing activities was due to investments in the business acquisitions of MicaSense and Measure in the prior year, offset by the increase in capitalized costs associated with the development of the HempOverview and Measure Ground Control platforms and platforms and the senseFly business acquisition.

For the nine months ended September 30, 2022, cash provided by financing activities was $14,577,691, a decrease of $31,023,491, or 68%, as compared to cash provided of $45,601,182 for the nine months ended September 30, 2021. The decrease in cash provided by our financing activities was due to less sales of our Common Stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of $10,221,025. For the nine months ended September 30, 2022, we incurred a loss from operations of $18,017,851, an increase of $6,437,029, or 56%, as compared to a loss from operations of $11,580,822 for the nine months ended September 30, 2021. Further, we utilized cash in our operating activities of $15,342,049, an increase of $8,664,328, or 129%, as compared to cash used in operating activities of $6,677,721 for the nine months ended September 30, 2021.

On June 26, 2022, the Board of Directors of the Company designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to an existing investor 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000.

For the nine months ended September 30, 2022, we raised $4,583,341 of net proceeds from our ATM offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

 The increase in net loss and cash used in operating activities is larger due to the Company’s long-term growth strategy and recent acquisitions which have resulted in additional working capital needs. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operation and the restructuring of operations to grow revenues and reduce expenses.

Off-Balance Sheet Arrangements

On September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the three and nine months ended September 30, 2022, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: November 14, 2022	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer and Chairman of the Board

Dated: November 14, 2022	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, Executive Vice President of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	November 14, 2022
Barrett Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, Executive Vice President of Operations and Secretary	November 14, 2022
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)