Form 10-K
period 2022-12-31
AgEagle Aerial Systems Inc.
filed 2023-04-04
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $83,234,320.

As of April 4, 2023, there were 91,071,375 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

2

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•	unexpected technical and marketing difficulties inherent in major research and product development efforts;

•	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

•	the potential need for changes in our long-term strategy in response to future developments;

•	our ability to attract and retain skilled employees;

•	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

•	unexpected changes in significant operating expenses, including components and raw materials;

•	any disruptions or threatened disruptions to or relations with our resellers, suppliers, customers and employees, including shortages in components for our products;

•	changes in the supply, demand and/or prices for our products;

•

increased competition, including from companies which may have substantially greater resources than we have, and, in the unmanned aircraft systems segments from lower-cost commercial drone manufacturers who may seek to enhance their systems’ capabilities over time;

•	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

•	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

•	uncertainty in the customer adoption rate of commercial use unmanned aerial systems;

•	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

3

•	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

•

our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, including those resulting from the ongoing COVID-19 pandemic, such as supply chain disruptions, vaccine mandates, the threat of future variants and resulting government-mandated shutdowns, quarantine policies, travel restrictions and social distancing, curtailment of trade and other business restrictions affecting our ability to manufacture and sell our products;

•	failure to develop new products or integrate new technology into current products;

•	unfavorable results in legal proceedings to which we may be subject;

•	failure to establish and maintain effective internal control over financial reporting; and

•	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

Set forth below in Item 1A, “Risk Factors,” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

ITEM 1.	BUSINESS

 Overview

AgEagle™ Aerial Systems Inc. ("AgEagle” or the "Company”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous unmanned aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

                AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company successfully integrated all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

4

Our core technological capabilities include robotics and robotics systems autonomy; advanced thermal and multispectral sensor design and development; embedded software and firmware; secure wireless digital communications and networks; lightweight airframes; small UAS (“sUAS”) design, integration and operations; power electronics and propulsion systems; controls and systems integration; fixed wing flight; flight management software; data capture and analytics; human-machine interface development and integrated mission solutions.

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate our business and drone manufacturing in Raleigh, North Carolina and Lausanne, Switzerland which supports our international business activities.

Strategic Acquisitions in 2021(the “2021 Acquisitions”)

MicaSense™, Inc.

In January 2021, AgEagle acquired MicaSense™, Inc. ("MicaSense”), a company that has been at the forefront of advanced drone sensor development since its founding in 2014. In early 2022, AgEagle completed development and brought to market the Altum-PT™ and RedEdge-P™ -- next generation thermal and multispectral sensors which offer critical advancements on MicaSense’s legacy sensor products to customers primarily in agriculture, plant research, land management and forestry management. Today, AgEagle’s multispectral sensors are distributed in over 75 countries worldwide and help customers use drone-based imagery to make better and more informed business decisions.

Measure Global, Inc.

In April 2021, AgEagle acquired Measure Global, Inc. ("Measure”), a company founded in 2020. Serving a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (“SaaS”), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. Ground Control serves a world class customer base, including many Fortune 500 companies. By adding Measure’s advanced software to the AgEagle platform, combined with its sensors and other data capture and analytics innovations, our customers can capitalize on the significant economic, safety and efficiency benefits made possible by drones used at scale.

senseFly™, S.A.

 In October 2021, the Company acquired senseFly, S.A. and senseFly Inc. (collectively “senseFly”), a global leader in fixed-wing drones that simplify the collection and analysis of geospatial data, allowing professionals to make better and faster decisions. Founded in 2009, senseFly develops and produces a proprietary line of eBee™-branded, high performance, fixed-wing drones which have flown more than one million flights around the world. Safe, ultra-light and easy to use, these autonomous drones are utilized by thousands of customers around the world in agriculture, government/defense, engineering, and construction, among other industry verticals, to collect actionable aerial data intelligence.

2022 Integration Activities

                In 2022, the Company built an enterprise architecture designed to seamlessly integrate the acquisitions completed in 2021, thereby unifying four disparate brands under one global brand: AgEagle. As part of this process, AgEagle executed an action plan to create long-term sustainable value through the efficiencies derived from economies of scale, sharing and optimizing resources – in particular, human capital and knowledge – and combining assets. Critical to the success of the integration and integral to the Company’s ability to stay disciplined, structurally organized and rooted in its core values was:

5

•	implementation of a new enterprise resource planning (“ERP”) system;

•	collapse of all acquired websites and the creation and launch of one website, found at www.ageagle.com, showcasing the Company’s full suite of products and capabilities;

•	creation of an Intranet employee portal to support and promote enterprise-wide communication and connectivity;

•

consolidation of the Company’s business and manufacturing operations in the United States from multiple offices spread across the country in Kansas, North Carolina, Texas, Washington and Washington, D.C. to three centralized locations in Wichita, Kansas, Raleigh, North Carolina and Lausanne, Switzerland – an initiative which commenced in late 2022 and is expected to be completed in 2023;

•

commitment to customer-centric product development roadmaps designed to best leverage the right combination of process, tools, training and project management to effectively meet product enhancement and new product launch deadlines and achieve post-launch sales and marketing key performance indicators; and

•	shifts in the responsibilities of senior and mid-level management to optimize strengths and squarely align functional and cross-functional goals and objectives.

Our Branded Line of Unmanned Aerial Vehicles

eBee™ Line of Professional Drones

        Sold worldwide through AgEagle’s direct sales team and global network of trusted resellers, the Company’s eBee line of commercial and government/military UAS have logged more than 500,000 flight hours on more than one million successful missions over the past decade. Moreover, according to AgEagle’s analysis of official FAA Part 107 commercial drone registration data supplied to the Company pursuant to a Freedom of Information Act Request submission, from 2016 through 2021, the eBee was the commercial sUAS of choice for U.S. commercial drone operators, outnumbering all other fixed wing drones registered, including Vertical Take-Off and Landing (“VTOL”) aircraft, accounting for 41% of all commercial fixed-wing drone registrations in the United States.

•

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

•

eBee Geo – an affordable fixed-wing mapping drone designed to meet the highest demands of surveyors, civil engineers and GIS professionals worldwide. Built upon more than 10 years of drone mapping experience, eBee Geo is rugged, intuitive to operate and makes surveying and mapping small to large areas faster and more efficient than using terrestrial surveying equipment alone. The data collected can quickly be processed into highly-accurate georeferenced orthomosaics, digital elevation models, digital surface models and high-density point clouds to bring additional value beyond common vectors. Designed to complement the user’s surveying toolkit, eBee Geo comes with everything needed to get started, including professional drone camera technology and eMotion, AgEagle’s flight planning software originally designed and developed by senseFly. With eBee Geo, a user can map up to 160 ha (395 ac) at 120 m (400 ft) with a maximum flight time of 45 minutes. eBee Geo is also available with RTK positioning. Combined with the Company’s purpose-built Sensor Optimized for Drone Applications (“S.O.D.A”), users are assured of sharp, accurate mapping outputs – even in the harshest conditions.

6

•

eBee TAC™– Designed specifically for government and military mapping and mission planning applications, the eBee TAC operates in disconnected environments, providing a higher accuracy mobile solution to map and locally share aerial imagery data on rapidly changing field conditions to analyze and provide near real-time situational awareness to ground forces. Weighing only 3.5 pounds and featuring a digital camouflage skin for increased stealth and up to 90 minutes flight time and silent mission mode, the eBee TAC can be rapidly deployed, from assembly to hand-launch, in three minutes by a single user to generate 3D modeling, terrain and thermal maps. Each system features National Defense Authorization Act (“NDAA”) compliant drone, sensors and active components, secure extension, Endurance activation, two Endurance batteries, one Pitot Pro-kit, two micro-SD cards with adapters, AES256-bit encryption, pixel camouflage and an IP67 hard transport case with STANAG military standard certification that is lightweight, rugged and dust and water resistant. Camera options include RGB, multispectral and thermal payloads; and the system can also be upgraded to include additional features and payloads.

•

In March 2022, AgEagle’s eBee TAC™ Unmanned Aerial System was the first approved drone to be added to the U.S. Department of Defense’s (“DoD”) Defense Innovation Unit’s (“DIU”) Blue UAS Cleared List as part of Blue sUAS 2.0. The eBee TAC successfully completed a series of demonstrations in association with Blue sUAS 2.0 to provide the DIU with information and verification of the drone systems’ mission planning and launch capabilities, range and endurance, NDAA compliance, operational safety of flight procedures and cyber security, in addition to scripted and ad hoc flight profiles. Based on its evaluation, the DIU designated the eBee TAC as an approved light-weight, medium-range UAS available for immediate procurement by the DoD without a waiver to operate; and is also available for procurement by other Federal Government agencies. AgEagle’s success with Blue sUAS 2.0 follows eBee‘s use as an integral asset for both conventional and unconventional Department of Defense units for over five years.

•

eBee X – the eBee X has been recognized as the fixed-wing drone that revolutionized the unmanned aerial vehicle sector with its ease-of-use and multiple, state-of-the-art sensors designed to suit a wide range of mapping jobs. At just 1.6 kg (3.5 lbs.), eBee X is a lightweight, ultra-portable solution that is easy for a single person to operate. With a unique Endurance Extension option enabling a flight time of up to 90 minutes and single-flight coverage of up to 500 ha at 122m (1,236 acres at 400 ft.), the eBee X is a premium drone that offers users the high-precision of on-demand RTK/PPK for achieving absolute accuracy of down to 1.5 cm (0.6 in) – without ground control points. This capability makes the eBee X ideal for BVLOS operations, such as long corridor mapping missions for utility companies, expansive crop scouting in agriculture and by enterprise customers who desire a robust and professional drone fleet.

The eBee X has proven that it meets the highest possible quality and ground risk safety standards, and due to its lightweight design, the effects of ground impact are reduced. Consequently, the eBee X has been granted BVLOS operations permission in Brazil and has been approved to run OOP and BVLOS operations in Canada.

On June 21, 2022, the Company announced that the eBee X was the first drone in its class to receive design verification essential for BVLOS and OOP from the European Union Aviation Safety Agency, enabling drone operations to seek Specific Operations Risk Assessment (“SORA”) authorization to fly BVLOS and OOP with eBee X in 27 European Union member states, as well as Iceland, Lichtenstein, Norway and Switzerland.

In October 2022, the eBee X series of fixed wing unmanned aircraft systems, including the eBee X, eBee Geo and eBee TAC, were the first and only drones on the market to comply with Category 3 of the Operations of Small Unmanned Aircraft Systems Over People rules published in the Federal Registry by the FAA in March 2021. Securing a Part 107 certificate of waiver from the FAA is a long, arduous and costly process for sUAS users. Now that the eBee has proven compliant with Category 3 of the rules, eBee drone operators no longer need an FAA waiver for OOP or Operations Over Moving Vehicles. This major milestone was achieved by AgEagle following months of work, historic reliability review and extensive testing conducted by Virginia Tech Mid-Atlantic Aviation Partnership (“MAAP”). Becoming the first and only UAS approved for OOP and over moving vehicles in the U.S. is expected to have material impact on AgEagle’s growth and standing as a recognized leader in the industry in the years to come.

7

•

eBee VISION – in December 2022, AgEagle announced its latest innovation in commercial and tactical drone technology with the unveiling of its new eBee VISION Intelligence, Surveillance and Reconnaissance (“ISR”) UAS. Scheduled for global commercial release during the first half of 2023, the eBee VISION delivers high resolution, medium-range video imagery made possible by its 32x zoom and powerful thermal observation capabilities. Its sensor payloads are capable of detecting, tracking and geo-locating objects in both day and night conditions. Offering up to 90 minutes of flight time and the same ease-of-use that has earned AgEagle’s eBee line of drones industry distinction, the eBee VISION can be deployed and operated by a single person. Designed, developed and manufactured by AgEagle’s research and development team in Switzerland, the eBee VISION is NDAA compliant, weighs less than 3.5 pounds/1.6 kilograms and can be carried in a backpack.

In December 2022, eBee VISION prototypes were successfully tested by European Armed Forces. According to an official from a UAV experimentation unit of a European military force present at the testing, “eBee VISION‘s specifications fill the gap between low endurance quadcopters and large military fixed-wing drones. The small size, lightweight, ease-of-use, autonomy, range and sensor capabilities make it a promising drone for tactical ISR missions.”

As a result of the tests, European military units have ordered multiple eBee VISION prototypes, with delivery expected in early 2023. Commercial production of eBee VISION is planned for worldwide availability in mid-2023 worldwide. Additional demonstrations with other military forces in the United States and NATO countries are being scheduled for the first quarter of 2023.

Market Opportunity for UAVs

                Drones have transformed from being freelance videographer toys to mission critical inspection tools for enterprise businesses like construction, energy and agriculture, and for military/defense applications worldwide. Moreover, the number of use cases for drones has also grown as drone hardware has become more advanced, safe and reliable. Advanced aerial mapping, crop monitoring, publicly safety uses, disaster response and consumer drone deliveries have all become available as the commercial drone industry has matured.

                According to DRONEII’s Drone Market Report, published in September 2022, the overall global drone market was worth an estimated $30.6 billion in 2022 and is expected to experience a compound annual growth rate (“CAGR”) of 8.3% through the year 2030, reaching $55.8 billion. Even more bullish on its industry outlook, Precedence Research reported in July 2022 that it believes the commercial drone market segment alone is poised to grow from $24.4 billion in 2022 to $504 billion by 2030, representing a 46.04% CAGR over the forecast period 2022 to 2030.

                In September 2022, the Drone Infrastructure Inspection Grant Act was passed by the U.S. House of Representatives. This bi-partisan bill establishes programs within the Department of Transportation (“DOT”) to support the use of drones and other sUAS when inspecting, repairing or constructing road infrastructure, electric grid infrastructure, water infrastructure or other critical infrastructure. Specifically, DOT must award grants in the aggregate of $100 million to state, tribal and local governments, metropolitan planning organizations, or groups of those entities to purchase or otherwise use drones to increase efficiency, reduce costs, improve worker and community safety, reduce carbon emissions, or meet other priorities related to critical infrastructure projects. Grant recipients must use domestically manufactured drones that are made by companies not subject to influence or control from certain foreign entities, including China and Russia. This legislation is supported by the U.S. Chamber of Commerce, National League of Cities, National Council of State Legislatures, American Association of State Highway and Transportation Officials, Commercial Drone Alliance and Association of Unmanned Vehicle Systems International among others. This bill is currently pending approval by the U.S. Senate.

                On the military/defense front, drone technologies are providing numerous tactical advantages to warfighters worldwide, including conducting surveillance and mapping missions; relaying crucial real-time information on enemy movements, locations and positions of strategic targets; and transporting valuable supplies and equipment to remote or far-forward areas, among other tactical capabilities. In its 2023 report titled “Global Military Drones Market,” The Business Research Company (“TBRC”) noted that the global military drones market size will grow from $14.54 billion 2022 to $15.88 billion in 2023 at a CAGR of 9.2%. Moreover, by 2027, the market size is forecast to climb to $20.64 by 2027, a 6.8% CAGR. TBRC’s report notes that increasing government funding for military drones to enhance efficiency in military operations is boosting the demand for production of military drones. The report further cites a May 2021 article published by the National Defense Industrial Association, a U.S.-based trade association for the United States’ government and defense industry, which revealed that in fiscal year 2021, the DoD allotted $7.5 billion for a range of robotic platforms and associated technologies. For the purchase of unmanned systems, the Navy and Air Force each received about $1.1 billion; the Army received $885 million; the Marine Corps received $70 million; and the U.S. Special Operations Command (“SOCOM”) received $90 million.

Sensor Solutions

                Setting entirely new standards of excellence for high resolution aerial imaging solutions, our proprietary thermal and multispectral sensors are broadly recognized as the cameras of choice worldwide for advanced applications in agriculture, plant research, land management and forestry management.

•

Altum-PT – an optimized three-in-one solution for advanced remote sensing and agricultural research. It seamlessly integrates an ultra-high resolution panchromatic imager, a built-in 320X256 radiometric thermal imager and five discrete spectral bands to produce synchronized outputs such as RGB color, crop vigor, heat maps and high resolution panchromatic in just one flight. Offering twice the spatial resolution of the prior Altum™ sensor, Altum-PT, introduced in early 2022 the sensor that empowers users with deeper analytical capabilities and broader, more diverse applications; enable them to discern issues at the plant level, even in the early growth stages; and conduct early stage stand counting, as well as season-long soil monitoring, among other critical uses. Altum-PT also features a global shutter for distortion-free results, open APIs and a new storage device allowing for two captures per second.

•

RedEdge-P – Offering three times the capture speed and twice the spatial resolution of the RedEdge-MX, the all new RedEdge-P, launched in early 2022, the sensor that builds on the legacy of the rugged, high-quality, multispectral sensor that the industry has come to trust and adds the power of a higher resolution, panchromatic band to double the output data resolution. A single camera solution which is compatible with a wide array of drone aircraft ranging from large fixed wing to small multirotor, RedEdge-P captures calibrated high-resolution multispectral and RGB imagery with an optimized field of view and capture rate for efficient flights. This solution seamlessly integrates a high resolution, all-color imager with synchronized multispectral imagers to enable pixel-aligned outputs at previously unattainable resolutions, while maintaining the efficiency and reliability of its RedEdge™ legacy. Processing of data outputs is enabled through industry standard software platforms, including AgEagle’s Ground Control flight management software. With RedEdge-P, agricultural professionals benefit from a sensor that can enable effective plant counting and spectral analysis of small plants. Likewise, federal, state and local government and commercial forestry enterprises will also benefit from precise, efficient data collection and tree-level analysis as opposed to being limited to analyzing large swaths of land to make critical forestry management decisions.

AgEagle also offers a wide range of drone cameras to suit every mapping job, from land surveying and topographic mapping to urban planning, crop mapping, thermal mapping and more.

•

Aeria X – a compact drone photogrammetry sensor that offers the ideal blend of size, weight and DSLR-like image quality. It produces stunning image detail and clarity in virtually all light conditions, allowing users to map for more hours per day.

•	Duet M – a high resolution RGB and multispectral mapping camera rig used to create geo-accurate multispectral maps and high resolution digital surface models quickly and easily. This sensor is ideal for water management, such as mapping field drains and areas of compaction; spotting malfunctioning irrigation lines; and evaluating the consistency of plant vigor across a field.

•

Duet T – a rugged dual RGB/thermal mapping camera rig used to create geo-accurate thermal maps and digital surface models quickly and easily. The Duet T includes a high resolution thermal infrared (640 x 512 px) camera and a S.O.D.A. RGB camera.

•

S.O.D.A. – the first photogrammetry camera built for professional use which quickly became an industry standard for drone operators worldwide upon being introduced in 2016. It captures sharp aerial images, across light conditions, with which to produce detailed, vivid orthomosaics and ultra-accurate 3D digital surface models.

•

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

Market Opportunity for Sensor Solutions

Sensors for drones are increasingly being used for surveying, mapping and inspections – particularly in the mining, construction, energy, environmental management, agriculture, infrastructure and waste management industries. Moreover, with every new innovation in sensor technologies, the functionality and the underpinning value proposition of commercial UAS continues to improve and allows for an even wider range of possible applications.

Due in large measure to increasing demand of drone sensors for mapping services, LiDAR and GPS, the outlook for the drone sensor market is forecasted to grow to $66.6 billion by 2030, according to a January 2022 research report released by Market Research Future. Verified Market Research (“VMR”) also published its industry research report in January 2022, stating that the global drone sensor market will climb to $60.67 billion by 2028 from $10.88 billion in 2020, representing a CAGR of 23.97% from 2021 to 2028. Key market drivers in VMR’s report cite adoption of drones across different industry verticals, including agriculture, landscaping and military and defense, as well as a rise in the need for collecting high quality and real-time data insight.

Our Branded Software Solutions

Ground Control

A cloud-based, plug-and-play operating system, Ground Control provides individual pilots and large enterprises with everything they need to completely automate and scale their drone operations workflows. Offered as Software-as-a-Service, Ground Control continues to earn the trust and fidelity of its blue chip, industry-diverse customers by providing a single platform to automate flight management systems safely and securely; easily manage drone programs of any scope and scale; and process, analyze and share drone-captured image data and visualization necessary for assessing risks, improving workflow processes and achieving time and cost efficiencies across enterprises of virtually any size. With the aim of empowering AgEagle’s customers to readily extend their reach and human capability through adoption of scalable autonomous drone programs, Ground Control users can:

•

plan missions via Keyhole Markup Language (“KML”) files or build a grid or waypoint flight; check airspace for Low Altitude Authorization and Notification Capability (“LAANC”) authorization and confirm local weather conditions are favorable.

•	fly with GPS-aided manual control or automated grid and waypoint patterns, and push web-based flight plans to mobile devices for ground-based in-field control – all with a simple, easy-to-use flight interface.

•

capture raw data and live streaming field images with multispectral cameras, like AgEagle’s RedEdge-P and Altum-PT, and automatically convert into organized map indices and composites; or fly an RTK-enabled drone for improved post-flight processing.

•	process captured imagery into high-quality data products and photogrammetry, and create orthomosaics, digital surface models and contour maps; or upload ground control points (“GCPs”) with user’s maps for increased accuracy.

•	analyze drone data or view orthomosaics and other 2D data files on an interactive, account-wide map.

•	collaborate and support operations with detailed information about missions, including flight logs with screen shots, playbacks and incident flagging; and efficiently manage equipment and workflows with automatic usage tracking capabilities.

•	benefit from Ground Control’s obsession to deliver industry-leading, customer-centric support and service.

Ground Control has been integrated with several other industry leading UAS technologies, including AgEagle’s own line of proprietary sensors and airframes. In addition, Ground Control’s industry partnerships include integrations with:

•	DJI drone platforms, which work seamlessly with Ground Control’s flight app and permits users to sync flights flown with the DJI Go app and use DJI Geo Unlock;

•	Parrot’s ANAFI, ANAFI USA and ANAFI Thermal drone platforms, which pair ANAFI’s rapid deployment and ease of operation with Ground Control’s standard flight tools, as well as enable users to tailor and expand their use through selection of additional program management and data processing capabilities;

•	Pix4D software, which makes it easy to create high quality orthomosaics, digital surface models and control maps in the Ground Control platform; and

•	Wing’s OpenSky airspace access app, which empowers drone flyers to abide by airspace rules and regulations and request authorization to fly in controlled airspace in near real-time wherever OpenSky is available.

eMotion

AgEagle also offers eMotion, a drone flight and data management solution created specifically for aerial mapping use. With eMotion, flights are built using intuitive mission blocks and flight modes. Users simply need to choose a block (aerial mapping, corridor, etc.), highlight the region they want to map, define key settings, and eMotion auto-generates the drone’s flight plan. Multi-flight missions are supported, and the software’s full 3D environment adds a new dimension to drone flight management, helping users to plan, simulate and control the drone’s trajectory for safer flights, more consistent performance and improved data quality. Moreover, eMotion’s built-in Flight Data Manager automatically handles the georeferencing and preparation of images requires for post-processing in software such as Pix4Dmapper. Connecting wirelessly to a user’s drone, to industry cloud solutions, to survey-grade base stations and to airspace and live weather data, eMotion is advanced, scalable drone software that anyone can use.

HempOverview

As one of the agriculture industry’s leading pioneers of advanced aerial-image-based data collection and analytics solutions, AgEagle leveraged our expertise to champion the use of proven, advanced web- and map-based technologies as the means to streamline and ultimately standardize hemp cultivation in the United States. Growers need to be registered/permitted; crops need to be monitored and inspected; and enforcement operations must be established to ensure compliance with state and federal mandates. Through HempOverview, we believe that AgEagle represents the first agriculture technology company to bring to market an advanced agtech solution that is designed to meet the unique complexities and vigorous oversight, compliance and enforcement demands of the emerging American hemp industry and the unique needs and demands of its key stakeholders.

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

In November 2019, the Florida Department of Agriculture and Consumer Services (FDACS) licensed the HempOverview solution to manage its online application submission and registration process for hemp growers and their farms and hemp fields in the State of Florida for the years 2020, 2021 and 2022. In June 2021, the State of Florida expanded its licensing of the HempOverview platform to provide for access to all four of the modules. FDACS also tasked AgEagle with developing a custom registration software platform to enhance communications, licensing and general compliance relating to the oversight and protection of more than 500 endangered and commercially exploited wild plants native to Florida. For instance, in an effort to curb exploitation of saw palmetto, a plant whose extract is used in herbal supplements often marketed for its urinary tract and prostate health benefits, FDACS requires harvesters and sellers of saw palmetto berries to obtain a Native Plant Harvesting Permit. According to a related FDACS notice, “Widespread gathering of these berries is depleting a wildlife food source and threatening the stability of some ecosystems.”

In January 2021, the Iowa Department of Agriculture and Land Stewardship also licensed the HempOverview platform to manage the state’s online registration, payment processing, comprehensive data collection and compliance oversight for the 2021, 2022 and 2023 planting seasons.

Market Opportunity for Drone Software Solutions

                Rapid adoption of UAS for commercial and government/military purposes continues to fuel the growth of the global drone software market, with particularly robust demand expected for applications in areas that include mapping and surveillance, agriculture 4.0 and precision farming, academic research, infrastructure inspection and maintenance, search and rescue and shipping and delivery. In a July 2022 report published by Allied Market Research, the firm’s market analysts reported that the global drone software market was valued at $5.96 billion in 2021, and is now projected to reach $21.93 billion by 2031, growing at a CAGR of 14.5% from 2022 to 2031.

Market Opportunity for U.S. Industrial Hemp and Hemp-Derived CBD

According to the November 2022 report of the industry research firm Markets and Markets, the global industrial hemp market is estimated to be valued at $6.8 billion in 2033 and is projected to reach $18.1 billion by 2027, recording a 21.6% CAGR. Following the legalization of industrial hemp production in the United States, the country’s industrial hemp industry has grown rapidly, as it is one of the largest consumers of hemp-derived products, including oilseeds and cannabidiol (“CBD”). CBD is a non-intoxicant cannabinoid that has become more popular as a food supplement and as an ingredient in pharmaceutical and cosmetic products. Hemp bioplastics made from hemp seeds and CBD oil is also driving growth of the industry. Growing consumer demand for sustainable goods, as well as corporate and government initiatives and support, are expected to fuel the growth of hemp-based biofuel and bioplastics.

AgEagle’s Manufacturing Operations

For years, federal agencies have been using drones for a wide range of use cases, from mapping to surveillance, search and rescue, and scientific research. However, in recent years federal agencies’ use of and ability to procure UAS has evolved, largely stemming from security concerns about drones from Chinese manufacturers. In 2020, for example, the U.S. Department of Interior grounded its entire fleet of drones over concerns “that Chinese parts in them might be used for spying, making exceptions only for emergency missions like fighting wildfires and search-and-rescue operations,” as The New York Times reported on January 29, 2020.

Former President Donald Trump issued an executive order just before leaving office that said the U.S. government would seek to prevent “the use of taxpayer dollars to procure UAS that present unacceptable risks and are manufactured by, or contain software or critical electronic components from, foreign adversaries, and to encourage the use of domestically produced UAS.” As a result, the General Services Administration works to ensure that only drones approved by the DoD’s Defense Innovation Unit are permitted under Multiple Award Schedule contracts.

AgEagle believes that these measures to ban China-manufactured drones and components has fueled and will continue to fuel, demand for “Made in America” drones and components, creating a significant opportunity for U.S.-based drone manufacturers, like AgEagle. Consequently, it is AgEagle’s intention to establish best industry practices and define quality standards for manufacturing, assembly, design/engineering and testing of drones, drone subcomponents and related drone equipment in the Company’s U.S. facilities. The Company also has established manufacturing operations in its Lausanne, Switzerland facility, where it assembles its line of eBee-branded fixed wing drones for AgEagle’s international customer base.

AgEagle’s commitment to its discerning customers has driven its efforts to establish recognized centers of excellence in drone airframes, sensors and software, which, in turn, has resulted in the Company’s drone production operations receiving official ISO:9001 certification for its Quality Management System (“QMS”) in 2022. Meeting a wide variety of strict standards, AgEagle has demonstrated that it delivers consistently high-quality products and services in every aspect of its fixed-wing drone operations, including design, manufacturing, marketing, sales and after-sales. An international certification, ISO:9001 recognizes organizational excellence and good quality practices based on a strong customer focus, robust process approach and proof of continual improvement. The certification was achieved following an extensive audit across AgEagle’s drone operations, led by the Company’s dedicated in-house quality management team. The QMS was developed over a two-year period, outlining a framework of policies, processes and procedures to help achieve the Company’s high-performance objectives.

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

•	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

•	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

•	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

•	Key components of our growth strategy include the following:

•

Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

•

Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

•

Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly skilled professionals. We intend to preserve this culture to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

•

Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

•

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

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

13

•

Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

•

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

•

We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

•

Our eBee TAC UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company in 2022, positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

•

Our eBee X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament to our commitment to provide best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

14

•

Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report (“DVR”) demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA. Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

•

Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 acquisitions completed in 2021 (the “2021 Acquisitions”), we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

In November 2022, we partnered with government contractor W.S. Darley & Co. (“Darley”) to expand the market reach of AgEagle’s high performance fixed wing drones and sensors to the U.S. first responder and tactical defense markets. Distinguished as one of the nation’s longest standing government contracting organizations, Darley is expected to become a key contributor to AgEagle’s success in delivering best-in-class UAS solutions to a wide range of state and federal agencies. Providing our best-in-class autonomous flight solutions for public safety applications through trusted resellers like Darley represents an entirely new market opportunity for AgEagle and one we intend to vigorously pursue in the coming year.

Government Regulation

UAV Regulation

AgEagle is subject to industry-specific regulations due to the nature of the products we sell to our customers. For example, certain aspects of our U.S. business are subject to regulation by the Federal Aviation Administration (“FAA”), which regulates airspace for all air vehicles in the U.S. National Airspace System.

In August 2016, the FAA’s final rules for routine use of certain small UAS in the U.S. National Airspace System went into effect, providing safety rules for small UAS (under 55 pounds) conducting non-recreational operations. These rules limit flights to visual-line-of-sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones. These regulations continue to evolve to accommodate the integration of UAS into the National Airspace System for commercial applications.

In April 2021, the FAA’s final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of small UAS over people also went into effect. This rule permits routine operations of small unmanned aircraft over people, moving vehicles and at night under certain conditions, provided that the operation meets the requirements of one of four operational categories.

On October 27, 2022, AgEagle announced that the Company’s eBee X series of fixed wing UAS were the first and only drones on the market at that time to comply with Category 3 (as defined below) of the Operations of Small Unmanned Aerial Systems Over People rules published by the FAA. Now that the eBee has proven compliant with Category 3 (as defined below) of the rules, eBee drone operators no longer need an FAA waiver for OOP or Operations Over Moving Vehicles. Category 3 eligible sUAS must not cause injury to a human being that is equivalent to or greater than the severity of injury caused by a transfer of 25 foot-pounds of kinetic energy upon impact from a rigid object, does not contain any exposed rotating parts that could lacerate human skin upon impact with a human being, and does not contain any safety defects. Category 3 aircraft also require FAA-accepted means of compliance and FAA-accepted declaration of compliance.

Our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

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

As of January 15, 2023, 42 states, two U.S. territories and 53 tribal nations have had their hemp production plans approved by the USDA; and eight states and seven tribal nations require hemp growers to seek a USDA Hemp Producer License in order to operate.

Environmental

AgEagle is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to climate change, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations historically, it is reasonably possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, or if new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

Suppliers

In 2022, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed-wing drones and sensors. As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market. In addition, we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. In 2022, we experienced some supply chain delays due primarily to logistical issues relating to COVID-19 shutdown mandates. We may continue to experience potential supply chain disruptions in 2023 for the same reason.

Operating Segment Revenues

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Type	2022	2021
Drones	$9,840,321	$2,428,858
Sensors	8,655,434	6,793,727
Software-as-a-Service (SaaS)	598,670	538,367
Total	$19,094,425	$9,760,952

Research and Development

Research and development activities are core components of our business, and we follow a disciplined approach to investing our resources to create new drone technologies and solutions. A fundamental part of this approach is a well-defined screening process that helps us identify commercial opportunities that support current desired technological capabilities in the markets we serve. Our research includes the expansion of our fixed wing products, providing for developing a portfolio of UAVs, sensors and ongoing software platform development costs, as well as other technological solutions to problems to which our existing and prospective customers must confront. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

Organizational History

On March 26, 2018, our predecessor company, EnerJex Resources, Inc. (“EnerJex”), a Nevada company, consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a privately held company organized under the laws of the state of Nevada (“AgEagle Sub”), with AgEagle Sub surviving as a wholly-owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. (the “Company, “we,” “our,” or “us”) and AgEagle Sub changed its name initially to “Eagle Aerial, Inc.” and then to “AgEagle Aerial, Inc.” Prior to this merger, all of the EnerJex operations were conducted through EnerJex Kansas, Inc., Black Sable Energy, LLC, a Texas limited liability company (“Black Sable”) and Black Raven Energy, Inc. a Nevada corporation (“Black Raven”). Its leasehold interests were held in its wholly-owned subsidiaries Black Sable, Working Interest, LLC, EnerJex Kansas and Black Raven. As of December 31, 2021, the Company continued with the wholly-owned subsidiaries, AgEagle Aerial, Inc. and EnerJex Kansas, Inc.

On January 27, 2021 (“MicaSense Acquisition Date”), we entered into a stock purchase agreement (the "MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the "MicaSense Sellers”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of MicaSense, Inc. from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. MicaSense became a wholly-owned subsidiary of the Company as a result of the MicaSense Acquisition.

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the "Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as representative of the sellers, and the sellers named in the Measure Purchase Agreement (the "Measure Sellers”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Measure Global, Inc. (“Measure”) from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. Measure became a wholly-owned subsidiary of the Company as a result of the Measure Acquisition.

On October 18, 2021 (the “senseFly S.A. Acquisition Date”), the Company entered into a stock purchase agreement with Parrot Drones S.A.S. pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot Drones S.A.S. (the “senseFly S.A. Purchase Agreement”) The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. senseFly S.A. became a wholly-owned subsidiary of the Company as a result.

On October 18, 2021 (the “senseFly Inc. Acquisition Date), AgEagle Aerial and the Company entered into a stock purchase agreement (the "senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. senseFly Inc. became a wholly-owned subsidiary of the Company as a result.

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

Human Capital Resources

As of March 15, 2023, we employed 92 full-time employees and one part-time employee. We acknowledge that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of the Company’s products; and evolve and invest in technology, tools and resources to enable employees at work.

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of March 15, 2023, our trademark portfolio includes 63 registered and/or pending in various countries and 21 patents in various stages of the patent granting process. We also consider our UAV and sensor manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Item 1A—Risk Factors”.

Trademarks
Mark	Country	Application No.	Filing Date	Registration No.	Registration Date	Status
(RE)DEFINING AGRICULTURAL DRONE SENSING	US	88/521832	7/18/2019	6078193	6/16/2020	Registered
ALTUM	US	88/412439	5/2/2019	6823409	8/23/2022	Registered
ALTUM-PT	US	97/174411	12/15/2021	6918181	12/6/2022	Registered
Canada	2198057	6/15/2022			Pending
China		6/15/2022	1672211	6/15/2022	Registered
European Union		6/15/2022	1672211	6/15/2022	Registered
Japan		6/15/2022			Pending
Mexico		6/15/2022			Pending
Madrid Protocol	A0124015	6/15/2022	1672211	6/15/2022	Registered
MICASENSE	US	86/659942	6/11/2015	4922111	3/22/2016	Registered
REDEDGE	US	88/749873	1/7/2020	6344611	5/11/2021	Registered
REDEDGE-MX	US	88/749880	1/7/2020	6359035	5/25/2021	Registered
REDEDGE-P	US	97/105307	11/2/2021	6917109	12/6/2022	Registered
Canada	2189471	4/29/2022			Pending
European Union		4/29/2022	1664529	4/29/2022	Registered
Japan		4/29/2022			Pending
Mexico		4/29/2022			Pending
Madrid Protocol	A0122452	4/29/2022	1664529	4/29/2022	Registered
THE SENSOR THAT DOESN'T COMPROMISE	US	88/521846	7/18/2019	6062427	5/26/2020	Registered
AGEAGLE	US	68/08302	7/20/2021	90837274	8/2/2022	Registered
THE DRONE AGE	US	88/946058	6/3/2020			Pending
Canada	2068393	12/3/2020			Pending
SENSEFLY, A KAMBILL COMPANY AND DESIGN	India		12/16/2021	5249406	8/1/2022	Registered
EBEE	Australia		3/13/2013	1553690	3/13/2013	Registered
Brazil		3/25/2013	840461313	1/12/2016	Registered
Brazil		3/25/2013	840461305	3/6/2018	Registered
Canada	TMA932233	3/15/2013	1618501	3/21/2016	Registered
China		3/13/2013	1156183	12/24/2013	Registered
European Union		3/13/2013	1156183	3/13/2017	Registered
Russia		3/13/2013	1156183	11/13/2014	Registered
South Africa	2013/06574	3/14/2013			Pending
South Africa	2013/06573	3/14/2013			Pending
Switzerland	61158/2012	9/18/2012	638841	1/21/2013	Registered
US	79128567	3/13/2013	4503673	4/1/2014	Registered
WIPO		3/13/2013	7/8/5065	3/13/2013	Registered
EXOM	Australia		1/22/2015	1241930	1/22/2015	Registered
Brazil		1/30/2015	908933975		Registered
China		1/22/2015	1241930	1/22/2015	Registered
European Union		1/22/2015	1241930	1/22/2015	Registered
Russia		1/22/2015	1241930	1/22/2015	Registered
South Africa		1/23/2015	2015/01806		Pending
Switzerland	59684/2014	8/20/2014	663964	9/24/2014	Registered
WIPO		1/22/2015	1241930	1/22/2015	Registered
United Kingdom		1/22/2015	UK00801241930	2/11/2016	Registered
SENSEFLY	Australia		11/8/2011	1100123	11/8/2011	Registered
Brazil		3/4/2016	910715637	4/17/2018	Registered
Brazil		3/4/2016	910715580	4/17/2018	Registered
Canada	TMA1013798	2/25/2016	1769512	1/24/2019	Registered
China		11/8/2011	1100123	11/8/2011	Registered
European Union		11/8/2011	1100123	11/8/2011	Registered
Russia		11/8/2011	1100123	11/8/2011	Registered
Switzerland	62950/2010	5/8/2011	615741	5/26/2011	Registered
US	79106546	11/8/2011	4166369	7/3/2012	Registered
WIPO			1100123	11/8/2011	Registered
ALBRIS	Australia		9/9/2016	1814255	9/9/2016	Registered
China			1322220	9/9/2016	Registered
European Union			132220	9/9/2016	Registered
Russia			132220	9/9/2016	Registered
Switzerland	53355/2016	3/16/2016	685791	3/30/2016	Registered
US	79197603	9/9/2016	5178765	4/11/2017	Registered
WIPO			132220	9/9/2016	Registered
EBEE TAC	Switzerland	15306/2020	10/29/2020	754619	11/6/2020	Registered
WIPO		4/21/2021	1615756	4/21/2021	Registered

Patents and Pending Patents
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date	Patent No.	Patent Date
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	NP-Filed	62/160732	5/13/15
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	Granted	15/154719	5/13/16	20170352110	12/7/17	10467711	11/5/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	Granted	15/620627	6/12/17	20170358105	12/14/17	10518900	12/31/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	NP-Filed	62/350116	6/14/16
MULTI-SENSOR IRRADIANCE ESTIMATION	PCT	Converted	US2017/066524	12/14/17	WO2018/136175	7/26/18
MULTI-SENSOR IRRADIANCE ESTIMATION	US	Granted	16/037952	7/17/18	20180343367	11/29/18	11290623	3/29/22
MULTI-SENSOR IRRADIANCE ESTIMATION	China	Published	201780083888.1	12/14/17	CN110291368A	9/27/19
MULTI-SENSOR IRRADIANCE ESTIMATION	Europe	Published	17892899.0	12/14/17	3571480	11/27/19
MULTI-SENSOR IRRADIANCE ESTIMATION	Japan	Published	2019-529189	12/14/17	2020-515809	5/28/20
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	Europe	Published	19892185.0	12/3/19	3890466	10/13/21
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	China	Allowed	201980079714.7	12/3/19	CN113226007A	8/6/21
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Published	17/299258	6/2/21	20220038644	2/3/22
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	PCT	Converted	US2019/064296	12/3/19	WO2020/117847	6/11/20
DIFFUSER FOR IRRADIANCE SENSOR	US	Published	17/720093	4/13/22	20220333979	10/20/22
DIFFUSER FOR LIGHT SENSOR	US	NP-Filed	63/174929	4/14/21
AERIAL IMAGING SYSTEM AND METHOD HAVING MULTISPECTRAL AND PANCHROMATIC SENSORS	PCT	Pending	US2022/075938	9/2/22
AERIAL IMAGING SYSTEM AND METHOD HAVING MULTISPECTRAL AND PANCHROMATIC SENSORS	US	NP-Filed	63/240730	9/3/21
CAMERA	US	Granted	29/691510	5/16/19			D907099	1/5/21
CAMERA	US	Granted	29/691512	5/16/19			D907100	1/5/21
LIGHT SENSOR	US	Granted	29/691513	5/16/19			D906845	1/5/21
LENS HOUSING	US	Granted	29/691516	5/16/19			D907102	1/5/21

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

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our Common Stock. Before you invest in our Common Stock, you should carefully consider these risk factors, as well as the other information contained in this prospectus.

We have a history of operating losses and expect to incur significant additional operating expenses.

Through our wholly-owned subsidiary, AgEagle Aerial, Inc., we have been operating for over ten years. It was not until 2021 that we acquired the latest go-to-market airframes, sensors and software technologies of our products. As of December 31, 2022, we had an accumulated deficit of approximately $111,553,444 which included net losses of approximately $58,253,723 and $30,108,680 for the years ended December 31, 2022 and 2021, respectively. We are currently still incurring significant net losses as we continue to invest in our business strategy and grow our business. As a result we cannot guarantee when we can expect to generate sufficient cash flows from operations to be adequate to cover our operating business. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect our business, including our ability to raise additional funds.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on product and software development. We will require additional funds to support our continued research and development activities, as well as the costs of commercializing, marketing and selling any existing and new products and/or services resulting from those activities. Until such time, if ever, that we can generate sufficient revenue and achieve profitability, we will need to meet our future cash needs through equity or debt financings. There can be no assurance that we will be successful in our capital raising efforts.

On May 25, 2021, the Company entered into an at-the-market Sales Agreement (the "ATM Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents (the "Agents”), in connection with the offer and sale from time to time of shares of the Company’s Common stock, having an aggregate offering price of up to $100,000,000 (the "ATM Shares”), through an at-the-market equity offering program (the "ATM Offering”). During 2022, we raised total gross proceeds of $17.8 million in debt and equity transactions, including $4.6 million through the ATM Offering.

On June 26 2022, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) which is an existing shareholder of the Company. Pursuant to the terms of that agreement, the Company issued and sold to the Investor 10,000 shares of the Series F 5% Preferred Convertible Stock (“Series F”) and warrants to purchase up to 16,129,032 shares of the Company’s Common Stock at $0.96 per share in a registered direct offering and raised a total of $10,000,000 in gross proceeds.

On December 6, 2022, the Company and the Investor entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to the Investor (i) a 8% original issue discount promissory note (the “Note”) in the aggregate principal amount of $3,500,000, and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 5,000,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $0.44 per share, subject to standard anti-dilution adjustments. The Note is an unsecured obligation of the Company. It has an original issue discount of 4% and bears interest at 8% per annum. The Company received net proceeds of $3,285,000 net of the original issue discount of $140,000 and $75,000 of issuance costs. The Warrant is not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023.

On March 10, 2023, the Company issued and sold to the Investor an additional 3,000 shares of Series F convertible into 2,381 shares of the Company’s common stock, per $1,000 Stated Value per share of Preferred Stock, at a conversion price of $0.42 per share and associated common stock warrant to purchase up to 7,142,715 shares of common stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) in a private placement and raised $3,000,000 in gross proceeds. The Additional Warrant is exercisable upon issuance and has a three-year term.

Despite the foregoing, we will require additional financing in the future. If we are unable to raise additional capital, we may have to delay, curtail or eliminate commercializing, marketing and selling one or more of our solutions. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

In addition, if additional funds are obtained through arrangements with collaborative partners or other non-dilutive sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. Such events may have a material adverse effect on our business, operating results, financial condition and prospects.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, the Company had $4,349,837 of cash on hand and working capital of $9,079,091. During the year ended December 31, 2022, the Company incurred a net loss of $58,253,723, and used cash in operating activities of $20,107,670. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. As the Company will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operation and the restructuring of operations to grow revenues and reduce expenses.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on obligations; and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing options are available. The consolidated financial statements contained in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Risks Related to Our Business and the Industries We Serve

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

AgEagle’s drone, sensor and software technologies are and will be sold in new and rapidly evolving markets. The commercial UAV industry is in the early stages of customer adoption and the FAA’s definition of regulations relating to the integration of commercial drones into the U.S. National Airspace System is rapidly evolving. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our drone systems and solutions will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	Generate sufficient revenue to achieve sustainable profitability;

●	Acquire and maintain market share;

●	Achieve or manage growth in our business operations;

●	Renew contracts;

●	Attract and retain software and system engineers and other highly qualified personnel;

●	Successfully develop for the commercial market new products and end-to-end solutions;

●	Adapt to new or changing polices and spending priorities of current and prospective clients; and

●	Access to additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

Product development is a long, expensive, and uncertain process.

The development of UAV systems is a costly, complex and time-consuming process, and investments in product development often involve a long wait until a return, if any, can be achieved on such investment. We might face difficulties or delays in the development process that will result in our inability to timely offer products that satisfy the market, which might allow competing products to emerge during the development and certification process. We plan to continue making significant investments in research and development relating to our products and technology services, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the research and development process could result in delays in or the abandonment of product commercialization, may substantially increase development costs, and will likely negatively affect our results of operations.

Successful technical development of our products does not guarantee successful commercialization.

Although we have successfully acquired our fully developed go-to-market UAV systems, sensors, and software technology solutions ready for sale or subscription, we may still fail to achieve commercial success for several reasons, including, among others, the following:

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

Our success in the market for the products and services we develop will depend largely on our ability to properly demonstrate their capabilities. Upon demonstration, our solutions may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with our competitors; or may not feel there is a significant need for the products we develop. As a result, significant revenue from our current and new product investments may not be achieved for several years, if at all, and that will affect the Company’s profitability.

We face competition from other companies, many of which have substantially greater resources.

Our competitors may be able to provide customers with products that have different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price, and the availability of key professional personnel. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs. The markets for commercial drones and services are quickly expanding, and competition is intensifying as additional competitors enter the market and current competitors expand their product offerings. In order to secure contracts successfully when competing with larger, better financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively could have a material adverse effect on our business, prospects, financial condition or future operating results.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and successful in the development of our products and to our future growth potential. Patent protection can be limited and not all intellectual property can be patented. We expect to rely on a combination of patent, trademark, copyright and trade secret laws, as well as confidentiality and non-disclosure agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. As we currently only have a limited amount of granted patent or copyright protections, we must rely on trade secrets and nondisclosure agreements, which provide limited protections. Our intellectual property rights may be challenged, invalidated, or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors.

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

We do not believe that our technologies infringe on the proprietary rights of any third party; however, claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnification.

We have developed and sold products and services in circumstances where insurance or indemnification may not be available, for example, in connection with the collection and analysis of various types of information. In addition, our products and services raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts, which may create legal issues. Indemnification to cover potential claims or liabilities resulting from the failure of any technologies that we develop or deploy may be available in certain circumstances but not in others. Currently, the unmanned aerial systems industry lacks a formative insurance market. We may not be able to maintain insurance to protect against all operational risks and uncertainties that our customers confront. Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

We may incur substantial product liability claims relating to our products.

As a manufacturer of UAV products, and with aircraft and aviation sector companies under increased scrutiny in recent years, claims could be brought against us if use or misuse of one of our UAV products causes, or merely appears to have caused, personal injury or death. In addition, defects in our products may lead to other potential life, health and property risks. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources. We are unable to predict if we will be able to obtain or maintain product liability insurance for any of our products.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Additionally, on March 15, 2023, Credit Suisse announced that it would borrow up to 50 billion Swiss francs, or $53.7 billion, from the Swiss National Bank to address its liquidity concerns. We have historically maintained deposits less than $1 million euros at Credit Suisse and have now lowered our bank balances as part of our risk mitigation plan in connection with the foregoing. We may increase our deposits at Credit Suisse in the future however; and there can be no assurance that we will be able to effectively mitigate the risk of loss should a similar event impact Credit Suisse in the future or any other bank at which we maintain deposits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

If our subcontractors or suppliers fail to perform their contractual obligations, our performance and reputation as a contractor and our ability to obtain future business could suffer.

We often rely upon other companies to perform work we are obligated to perform for our customers. As we secure more work under certain of our contracts, we expect to require an increasing level of support from subcontractors that provide complementary or supplementary services to our offers. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ requirements may be compromised. In extreme cases, performance, or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the costs of re-procurement, could damage our reputation and could hurt our ability to compete for future contracts.

For certain of the components included in our products, there are a limited number of suppliers we can rely upon. If we are unable to obtain these components when needed, we could experience delays in the manufacturing of our products and our financial results could be adversely affected.

Suppliers of some of the components of our products may require us to place orders with significant lead-time to assure supply in accordance with their manufacturing requirements and enter into agreements specifically for our technological services business. Delays in supply may significantly hurt our ability to fulfill our contractual obligations and therefore our business and result of operations. In addition, we may not be able to continue to obtain such components from these suppliers on satisfactory commercial terms. Disruptions of our manufacturing operations would ensue if we were required to obtain components from alternative sources, which would have an adverse effect on our business, results of operations and financial condition.

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

Our future growth depends on our gaining market acceptance and regular production orders for our products and services. Our marketing plan includes attendance at trade shows, conducting private demonstrations, advertising, social media, public relations, promotional materials and advertising campaigns in print and/or broadcast media. In addition, our marketing plan incorporates strategies to nurture, expand and leverage our global reseller network and relationships with government and defense contractors to achieve greater market penetration in the commercial and government/military verticals. In the event we are not successful in obtaining a significant volume of orders for our products and technology services, we will face significant obstacles in expanding our business. We cannot give any assurance that our marketing efforts will be successful. If they are not, revenue may not be sufficient to cover our fixed costs and we may not become profitable.

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

Rapid technological changes may adversely affect the market acceptance of our products and could adversely affect our business, financial condition, and results of operations.

The markets in which we compete are subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and services and new products and services. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results, and financial condition may be adversely affected.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our drone solutions to commercial and industrial customers in the United States.

 The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In August 2016, the FAA’s final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System went into effect, providing safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. In April 2021, the FAA’s final rules requiring remote identification of UAS went into effect. On the same day, the final rule for operation of small UAS to fly over people and at night under certain conditions also went into effect. We cannot assure you that any additional final rules will result in the expanded use of our UAS and UAS solutions by commercial and industrial entities. In addition, there exists public concern regarding the privacy implications of U.S. commercial use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS by the commercial use markets.

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

Cyberattacks and other security breaches of network or information technology security could have an adverse effect on our business.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We develop and maintain an information security program to identify and mitigate cyber risks, but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.

The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of technology platforms or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

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

Our results of operations can be significantly affected by foreign currency fluctuations and regulations.

A significant portion of our revenues is currently derived in the local currencies of the foreign jurisdictions in which our products are sold. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our sales efforts in international markets, our customers will increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our revenues, operating costs and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency or if it reduces the cost-competitiveness of our products. We cannot predict the effect of future exchange rate fluctuations on our operating results.

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

For instance, Russia’s military conflict in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets. Although our business does not have any direct exposure to Russia or the adjoining geographic regions, the extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

International trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, Asia, and other international geographies. Interruptions in international relationships such as the exit by the U.K., commonly referred to as “Brexit” from the EU, or the rapidly evolving conflict between Russia and Ukraine, and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits companies and their intermediaries from making payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage.

We are also subject to anti-bribery laws in the jurisdictions in which we operate. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We do business in a number of countries in which FCPA violations by other companies have recently been enforced. Failure to comply with the FCPA, other anti-bribery laws or other laws governing the conduct of business with foreign government entities, including local laws, could disrupt our business and lead to severe criminal and civil penalties, including imprisonment, criminal and civil fines, loss of our export licenses, suspension of our ability to do business with the federal government, denial of government reimbursement for our products and/or exclusion from participation in government healthcare programs. Other remedial measures could include further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any allegation that we violated such laws.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws, tariffs, and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws, tariffs, and regulations. If we fail to comply with these laws, tariffs, and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, changes in our products or changes in applicable export or import laws, tariffs, and regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws, tariffs, and regulations, or change in the countries, governments, persons, products, or technologies targeted by such laws, tariffs, and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and is likely to continue to affect our operations and those of third parties on which we rely, including by causing disruptions in our global supply chain, our ability to obtain raw materials, the manufacturing of and short-term demand for our products.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, had a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our Common Stock.

In addition, as a result of the pandemic, our ability to access components and parts needed to manufacture drones and sensors, and to perform quality testing have been impacted. During the years ended December 31, 2022 and 2021, our supply chain was adversely impacted by the pandemic, causing material delays in the delivery of critical supply orders associated with timely fulfilling our obligations to our customers. As a consequence, significant inventory purchases were made in 2021 and 2022 in order to secure the manufacturing of our products in an effort to prevent delays in our 2022 and 2023 revenues, however supply-chain and labor shortages is on-going situation that we continue to monitor closely. If either we or any third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products.

As of the date of this filing, our manufacturing facilities remain operational and we have resumed research and development activities that were temporarily suspended as a result of the COVID-19 pandemic, however we have experienced, and may continue to experience, challenges in hiring necessary staff members to conduct our research and development activities, including technical staff. Further, while the potential economic impact brought on by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Additionally, the stock market has been unusually volatile during and following the COVID-19 outbreak and such volatility may continue. Macro factors have impacted, and may continue to negatively impact the UAV market. To date, during certain periods of the COVID-19 pandemic, our stock price fluctuated significantly, and such fluctuation will likely continue to occur.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. We will continue to monitor the situation closely.

Worldwide and domestic economic trends and financial market conditions, including an economic decline in the industries we serve, may adversely affect our operating performance.

We intend to distribute our products and services in a number of countries and derive revenues from both inside and outside the United States. We expect our business will be subject to global competition and may be adversely affected by factors in the United States and other countries that are beyond our control, such as disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, elevated unemployment levels, sluggish or uneven recovery, in specific countries or regions, or in the agricultural industry; social, political or labor conditions in specific countries or regions; natural and other disasters affecting our operations or our customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which we operate. Unfavorable global or regional economic conditions, including an economic decline in the industries we serve – including, but not limited to, agriculture, construction, energy, environmental monitoring, military/defense and public safety – could adversely impact our business, liquidity, financial condition and results of operations.

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

Risks Associated with Our Securities

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

Our Common Stock closed as high as $1.76 and as low as $0.31 per share between January 1, 2022 and December 31, 2022 on NYSE American. On March 15, 2023, the closing price of our common stock, as reported on NYSE American was $0.37. Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

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

We incur significant costs as a result of operating as a public reporting company, and our management is required to devote substantial time to regulatory compliance initiatives.

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

We currently have outstanding instruments which are convertible into shares of Common Stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding Common Stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that a broker-dealer must have reasonable grounds for believing that an investment recommended to a customer is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers being willing to make a market in our shares, potentially reducing a stockholder’s ability to resell our securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2022, the Company is a party to the following non-cancellable operating leases for manufacturing facilities and office space:

Location	Purpose	Initial Term (months)	Lease Expiration Date
8863 E. 34th Street, North Wichita, Kansas	Manufacturing Facility & Corporate Headquarters	36	October 31, 2023
Route de Genève 38 1033 Cheseaux-sur-Lausanne, Switzerland	Distribution & Assembly Facility & Offices	60	April 30, 2028
10107 Division Drive Raleigh, North Carolina	Distribution & Offices	60	June 14, 2023
600 Congress Avenue Austin, Texas	Offices	17	December 31, 2022
1701 Rhode Island Avenue NW Washington, DC	Offices	15	December 31, 2022
1300 N. Northlake Way Seattle, Washington	Offices	60	January 2026

As of December 31, 2022, the Company held properties in Lausanne, Switzerland; Raleigh, NC; Austin, TX; Washington, DC; Seattle, WA represent non-cancelable lease obligations assumed by the Company as a result of its 2021 business acquisitions of senseFly S.A., senseFly Inc. Measure Global Inc, and MicaSense, Inc., respectively. Starting late 2022, the Company has started to consolidate its business and manufacturing operations from multiple offices to three centralized locations in Wichita, Kansas, Raleigh, North Carolina and Lausanne, Switzerland. We expect to complete our consolidation efforts before the end of 2023.

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

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as a large portion of our first quarter in 2023, as reported by the New York Stock Exchange.

2023	High	Low
First Quarter (through March 15, 2023)	$0.58	$0.35

2022	High	Low
First Quarter	$1.76	$0.91
Second Quarter	$1.19	$0.58
Third Quarter	$0.79	$0.46
Fourth Quarter	$0.58	$0.31

2021	High	Low
First Quarter	$15.69	$5.47
Second Quarter	$8.35	$4.06
Third Quarter	$5.01	$2.94
Fourth Quarter	$3.05	$1.53

As of March 15, 2023, we had approximately 327 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table provides information as of December 31, 2022 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,590,191	$1.56	3,957,102
Equity compensation plans not approved by security holders	—	—	—
Total	3,590,191	$1.56	3,957,102

Recent Sales of Unregistered Securities

On December 6, 2022, the Company issued and sold to an institutional investor (the “Investor”) a Common Stock Purchase Warrant (the “Warrant”) to purchase up to 5,000,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $0.44 per share, subject to adjustments pursuant to the Purchase Agreement. The Warrant is not exercisable for the first six months after issuance and has a five-year term from the exercise date. If at the time of the exercise, there is no effective registration statement registering, or the prospectus contained therein, is not available for the issuance of the Shares, then the Warrant may be exercised, in whole or in part, by means of a “cashless exercise.” The Shares issuable to the Investor upon exercise of the Warrant will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Neither the Shares nor the Warrant has been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2022.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

AgEagle™ Aerial Systems Inc. ("AgEagle” or the "Company”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous unmanned aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

Our core technological capabilities include robotics and robotics systems autonomy; advanced thermal and multispectral sensor design and development; embedded software and firmware; secure wireless digital communications and networks; lightweight airframes; small UAS (“sUAS”) design, integration and operations; power electronics and propulsion systems; controls and systems integration; fixed wing flight; flight management software; data capture and analytics; human-machine interface development and integrated mission solutions.

AgEagle is led by a proven management team with years of drone industry experience and is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate our business and drone manufacturing operations in Raleigh, North Carolina. In addition, the Company operates business and manufacturing operations in Lausanne, Switzerland in support of our international business activities.

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

•	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

•	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

•	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

•

Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

•

Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

•

Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps attract and retain highly skilled professionals. We believe this culture is key to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

•

Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

•

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

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

•	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

•	AgEagle is more than just customer- and product-centric, we are obsessed with innovation and knowing the needs of our customers before they do – We are focused on capitalizing on our specialized expertise in innovating and commercializing advanced drone, sensor and software technologies to provide our existing and future customers with autonomous robotic solutions that meet the highest possible safety and operational standards and fit their specific business needs. We have established three Centers of Excellence that our leadership has challenged to cross-pollinate ideas, industry insights and interdisciplinary skillsets to generate intelligent autonomous solutions that efficiently leverage our expertise in robotics, automation and manufacturing to solve problems for our customers, irrespective of the industry sector in which they may operate.

•	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

•	Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company in 2022, positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

•	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

•	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA.Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

•	Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 Acquisitions, we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

In November 2022, we partnered with government contractor Darley to expand the market reach of AgEagle’s high performance fixed wing drones and sensors to the U.S. first responder and tactical defense markets. Distinguished as one of the nation’s longest standing government contracting organizations, Darley is expected to become a key contributor to AgEagle’s success in delivering best-in-class UAS solutions to a wide range of state and federal agencies. Providing our best-in-class autonomous flight solutions for public safety applications through trusted resellers like Darley represents an entirely new market opportunity for AgEagle and one we intend to vigorously pursue in the coming year.

Impact of the War in Ukraine and COVID-19 On Our Business Operations

Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the year ended December 31, 2022, the COVID-19 pandemic and other supply chain disruptions continued to have a significant negative impact on the UAV industry, our customers and our business globally. The aforementioned risks and their respective impact on the UAV industry and our operational and financial performance remains uncertain and outside of our control. Specifically, as a result of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If we or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply-chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect the pandemic, inflation and supply chain disruptions and its effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period.

For the year ended December 31, 2022, our supply chain was adversely impacted by the COVID-19 pandemic and other global economic challenges, causing material delays in the delivery of critical components associated with production of our Altum-PT™ and RedEdge-P™ multispectral sensors, that we began to sell in early 2022. These delays resulted in a significant backlog of purchase orders for our sensors. Steps taken in early 2022 to expand our supply sources has allowed us to resolve the majority of our backlogged sensor orders and be better positioned to meet ongoing global market demand in the foreseeable future. While we believe we have largely overcome our supply chain challenges, this is an ongoing situation we will continue to monitor closely.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets, and the valuation of deferred tax assets. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

 Most of the Company’s revenues are derived primarily through the sales of drone, sensors and related accessories, and software subscriptions. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

As of December 31, 2022 and 2021, our goodwill balance was $23.2 million and $64.9 million, respectively. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results which is referred to as a reporting unit.

We use a quantitative approach when testing goodwill. To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples. The cash flows employed in the DCF analysis are based on our best estimate of future sales, earnings, and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance.

Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

As of December 31, 2022, we performed our annual goodwill impairment tests for our three reporting units. The results of our annual impairment test indicated that the fair value of the sensors reporting unit exceeded its carrying amount, while the fair value of the SaaS and drones reporting units were less than their carrying amount, indicating an impairment. As of December 31, 2022, the Company recorded an aggregate goodwill impairment charge of $41,687,871 on the two impaired reporting units. This impairment charge is based on the excess carrying value of the reporting units over their fair values.

As of December 31, 2021, we performed our annual goodwill and finite-lived intangible assets impairment tests for our three reporting units. The results of these tests indicated that the Company’s sensors and software reporting units exceeded their respective carrying amounts, while the fair value of the SaaS reporting unit was less than the amount reflected in the consolidated balance sheet. Accordingly, the Company recorded a $12,357,921 goodwill impairment charge on its SaaS reporting unit during the fourth quarter of 2021. The results of these tests indicated that for our reporting units no impairment charges were necessary related to our finite-intangibles assets of $13.6 million.

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

Results of Operations

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021

Revenues

For the year ended December 31, 2022, revenues were $19,094,425 as compared to $9,760,952 during the year ended December 31, 2021, an increase of $9,333,473, or 95.6%. The increase was attributable to the revenues derived from sales of our eBee drone products acquired in the senseFly Acquisition in the fourth quarter of 2021, coupled with total sensor sales climbing 305% to $9,840,321 from $2,428,858. Revenue growth was also positively impacted by continued strong demand for our Altum-PT and RedEdge-P multispectral sensors, which resulted in total sensor sales rising 27% to $8,655,434 from $6,793,727. In addition, SaaS subscriptions increased 11% to $598,670 for the twelve months ended December 31, 2022, compared to $538,367 for the same period in the prior year. The COVID-19 pandemic and its effects continue to have a negative impact on our business due to global supply chain constraints, inflation, and adverse labor market conditions, which could last for an extended period of time. Although we understand that market conditions impacting supply chain are not predictable at this time, we do believe we have made material progress in addressing our backlog of orders for our sensors in the third quarter of 2022 and will continue to monitor the situation on an on-going basis.

Cost of Sales

For the year ended December 31, 2022, cost of sales was $10,876,308 as compared to $5,504,708 during 2021, an increase of $5,371,600, or 97.6%. The increase in our cost of sales was attributable to new sales of eBees, acquired in the senseFly Acquisition in October 2021, and an increase in sensor sales, as well as higher costs associated with the effects of supply chain constraints, including shortages in electronic components and inflation caused by higher costs to acquire electronic components, increased labor expenses and higher freight-in costs.

Gross Profit

For the twelve months ended December 31, 2022, gross profit was $8,218,117 as compared to $4,256,244 for the twelve months ended December 31, 2021, an increase of $3,961,873, or 93.1%. For the twelve months ended December 31, 2022, gross profit margin was 43.0% as compared to 43.6% for the twelve months ended December 31, 2021. The decrease in gross profit margin was mainly due to a slight decline in our drone and sensor margins as a result of higher component and labor costs along with increased shipping expenses over the twelve-month period.

Operating Expenses

For the year ended December 31, 2022, operating expenses were $72,494,954, as compared to $34,549,016 during 2021, an increase of $37,945,938, or 109.8%. Operating expenses comprise of general and administrative expenses, research and development, sales and marketing, along with goodwill impairment costs.

General and Administrative Expenses

For the year ended December 31, 2022, general and administrative expenses were $17,757,708 as compared to $14,957,410 for the prior year ended December 31, 2021, resulting in an increase of $2,800,298, or 18.7%. The increase was primarily due to costs associated with the senseFly acquisition which can be mainly attributed to additional payroll, bonus, and social charges along with the office rents for Raleigh, North Carolina and Lausanne, Switzerland. Also contributing to the increase was ERP costs offset by a reduction in stock compensation expenses related to employees and directors and additional amortization expense associated with the intangibles acquired as part of the 2021 Acquisitions and platform development costs.

Research and Development

For the twelve months ended December 30, 2022, research and development expenses were $8,113,774 as compared to $4,082,799 for the twelve months ended December 31, 2021, an increase of $4,030,975, or 98.7%. The increase was attributable to the addition of senseFly’s and Measure’s research and development teams and technological innovations resulting in the new eBee VISION intelligence, surveillance and reconnaissance drone along with continued enhancements and integrations with Measure Ground Control.

Sales and Marketing

For the twelve months ended December 31, 2022, sales and marketing expenses were $4,935,601 as compared to $3,150,886 for the twelve months ended December 31, 2021, an increase of $1,784,715, or 56.6%. The increase was primarily due to the addition of the senseFly marketing and sales teams, and conference related travel that resulted in additional business development activities.

Goodwill Impairment

For the twelve months ended December 31, 2022, goodwill impairment was $41,687,871 compared to $12,357,921 for the twelve months ended December 31, 2021. This increase was primarily attributable to the goodwill impairment related to our SaaS and drones reporting units recorded in the fourth quarter of 2022. Due to the lower than forecasted sales and profitability along with declining market conditions, decline stock price and changes in our technologies, the Company recorded an impairment charge to these two reporting units of $29,032,294 and $12,655,577, respectively, during the fourth quarter and for the year ended December 31, 2022.

Total Other Income

For the year ended December 31, 2022, other income, net was $6,023,114 as compared to $184,092 for the year ended December 31, 2021. The increase was primarily due to a $6,463,101 non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense realized in the third quarter of 2022, offset mainly by foreign exchange realized losses along with interest expense and loss on disposal of fixed assets.

Net Income (Loss)

For the year ended December 31, 2022, the Company incurred a net loss of $58,253,723 as compared to a net loss of $30,108,680 for the year ended December 31, 2021, an increase of $28,145,043, or 93.5%. The overall increase in net loss was primarily attributable to a $41.7 million goodwill impairment charged in 2022 on our SaaS and drone reporting units as compared to a $12 million impairment on our SaaS reporting unit in 2021. In addition, in 2022 the Company incurred greater operating and transactional costs as a result of the 2021 Acquisitions. In order to execute our long-term growth strategies additional resources and investments would be required as we continue to address these shifts by developing new platforms, products and services to support prevailing growth opportunities. This increase was offset by a $6,463,101 non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense realized in the third quarter of 2022.

Cash Flows

Twelve Months Ended December 31, 2022 as Compared to the Twelve Months Ended December 31, 2021

As of December 31, 2022, cash on hand was $4,349,837, a decrease of $10,240,729, or 70.2%, as compared to $14,590,566 as of December 31, 2021. For the year ended December 31, 2022, cash used in operations $20,107,670, an increase of $7,644,542, as compared to $12,463,127 for the year ended December 31, 2021. The increase in cash used in operating activities was mainly driven by greater operating expenses incurred in 2022 as a result of our 2021 Acquisitions, which included higher inventory purchases and prepayments, along with additional accounts payable, accrued expenses and other liabilities associated with the reporting units. Also contributing to the net cash used in operating activities were non-cash charges for goodwill, stock-based compensation, depreciation and amortization expenses, gain on debt extinguishment, dividends on preferred stock Series F, defined benefit obligation expenses and loss on disposal of fixed assets that netted out to $42,268,131.

For the year ended December 31, 2022, cash used in investing activities was $8,359,759, a decrease of $34,137,865, as compared to $42,497,624 for the year ended December 31, 2021. The decrease in cash used in our investing activities resulted from the 2021 Acquisitions, purchase of property and equipment and building improvements related to the new leased warehouse and corporate offices in Wichita, along with recording capitalized costs associated with the development of the Measure Ground Control platform.

For the year ended December 31, 2022, cash provided by financing activities was $17,862,691, a decrease of $27,748,293, or 60.8% as compared to cash provided of $45,610,984 for twelve months ended December 31, 2021. The decrease in cash provided by our financing activities was due to less sales of our Common Stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year while raising capital through the sale of a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of $9,079,091. For the year ended December 31, 2022, we incurred a loss from operations of $64,276,837, inclusive of $41,687,871 for goodwill impairment, an increase of $33,984,064, as compared to $30,292,772 for the year ended December 31, 2021. Further, we utilized our cash in our operating activities of $20,107,670, an increase of $7,644,542 as compared to $12,463,127 for the year ended December 31, 2021.

On June 26, 2022, the Board of Directors of the Company designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to an existing investor 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000.

For the twelve months ended December 30, 2022, we raised $4,583,341 of net proceeds from our ATM offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

The increase in net loss and cash used in operating activities is larger due to the Company’s long-term growth strategy and 2021 Acquisitions which have resulted in additional working capital needs. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operation and the restructuring of operations to grow revenues and reduce expenses.

For the year ended December 31, 2021, we raised capital of $6,313,943 as a result of the sale of 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the "December Purchase Agreement”) entered on December 31, 2020. Also on February 8, 2021, we received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020. During the period from May 29, 2021, through December 31, 2021, we raised $30,868,703 by utilizing our ATM Offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

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

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on additional obligations; and could be required to discontinue or significantly reduce the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

Off-Balance Sheet Arrangements

On December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of business acquisition related liabilities, principal and interest payments for loans made under the COVID program in Switzerland, defined benefit plan obligations, principal and interest payments for operating leases and other purchase obligations. See Notes 5, 8, 10, 11 and 13 to the consolidated financial statements for amounts outstanding as of December 31, 2022 for these contractual obligations.

Inflation

During the year ended December 31, 2022, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

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

Our financial statements are contained in pages F-1 through F-59, which appear at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2022, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

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

3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)

3.13	Second Amended and Restated Bylaws, as currently in effect (incorporated by reference from Exhibit 3.1 on Form 8-K filed on January 25, 2023)

3.14

Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 28, 2018)

51

3.15

Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)

3.16

Certificate of Designation for the Series F 5% Convertible Preferred Stock filed with the Nevada Secretary of State on June 29, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 30, 2022)

4.1*	Description of Registrant’s Securities

4.2	Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 on Form 8-K filed on January 5, 2021)

4.3	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2022)

4.4	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on December 6, 2022)

4.5	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 14, 2023)

10.1	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

10.2	Employment Agreement for Nicole Fernandez-McGovern dated January 1, 2019

10.3	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc and Nicole Fernandez-McGovern dated January 1, 2019

10.4	Employment Agreement for Michael Drozd, dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2020)

10.5*	AgEagle Employee Confidentiality and Proprietary Rights Agreement between AgEagle Aerial Systems Inc. and J. Michael Drozd dated as of May 18, 2020

10.6

Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)

10.7	8% Original Issue Discount Promissory Note, dated December 6, 2022 (Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 6, 2022)

14.1

Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 on Form 10-K filed on April 12, 2022)

23.1*	Consent of WithumSmith+Brown, PC., an independent registered public accounting firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1*	Section 1350 Certification of principal executive officer

32.2*	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: April 4, 2023	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer and Chairman of the Board

Dated: April 4, 2023	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, Executive Vice President of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	April 4, 2023
Barret Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, Executive Vice President of Operations and Secretary	April 4, 2023
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

/s/ Barrett Mooney	Chairman of the Board	April 4, 2023
Barrett Mooney

/s/ Grant Begley	Director	April 4, 2023
Grant Begley

/s/ Kelly Anderson	Director	April 4, 2023
Kelly Anderson

/s/ Thomas Gardner	Director	April 4, 2023
Thomas Gardner

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2022, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which they relate.

Goodwill and other definite life intangibles – impairment assessment

As described in Note 2 and Note 7, to the consolidated financial statements, management evaluates goodwill on an annual basis, or more frequently if impairment indicators exist, at each reporting unit level. The Company estimates the fair value of goodwill related to each reporting unit using a discounted cash flow analysis. Prior to the impairment, the fair value of the three reporting units amounted to $64.9 million. The determination of fair value of the goodwill requires significant judgement and estimation. The use of a discounted cash flow analysis requires significant estimation of future cash flows and also an estimation of the results of future operational costs. The Company determined that two of the three reporting units had a significant impairment. Accordingly, the Company recorded a $41.7 million impairment charge.

Additionally, the fair value of the related acquired intangible assets was valued using an undiscounted cash flow.

The principal consideration for our determination that performing procedures relating to the valuation of goodwill and other definite lived assets is a critical audit matter is the significant judgement and estimation used by management to determine the fair value of these financial instruments, which in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained, including the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

Our audit procedures related to the impairment assessment of the Company’s reporting units included the following, among others:

•	We evaluated management’s process for determining the fair value of its reporting units.
•	We evaluated the appropriateness of the valuation method utilized.
•	We evaluated management’s ability to accurately forecast future revenue and operational costs by comparing prior year forecasts to actual results in the current year.
•	We tested that the forecasts were reasonable and consistent with the historical performance of the Company.

In addition, for the fair value of goodwill, we evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Orlando, Florida

April 4, 2023

PCAOB ID NUMBER 100

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash	$4,349,837	$14,590,566
Accounts receivable, net	2,213,040	2,888,879
Inventories, net	6,685,847	4,038,508
Prepaid and other current assets	1,029,548	1,292,570
Notes receivable	185,000	185,000
Total current assets	14,463,272	22,995,523

Property and equipment, net	791,155	952,128
Right of use asset	3,952,317	2,019,745
Intangible assets, net	11,507,653	13,565,494
Goodwill	23,179,411	64,867,282
Other assets	291,066	282,869
Total assets	$54,184,874	$104,683,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,845,135	$2,526,829
Accrued expenses	1,680,706	1,901,641
Promissory note, net of debt discount	287,381	—
Contract liabilities	496,390	971,140
Current portion of liabilities related to acquisition agreements	—	10,061,501
Current portion of lease liabilities	628,113	1,235,977
Current portion of COVID loan	446,456	451,889
Total current liabilities	5,384,181	17,148,977

Long term portion of liabilities related to acquisition agreements	—	8,875,000
Long term portion of lease liabilities	3,161,703	942,404
Long term portion of COVID loan	446,813	808,021
Defined benefit plan obligation	106,163	331,726
Promissory note, net of debt discount	1,861,539	—
Total liabilities	10,960,399	28,106,128

COMMITMENTS AND CONTINGENCIES (SEE NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 5,863 shares issued and outstanding as of December 31, 2022, and no shares issued and outstanding as of December 31, 2021, respectively	6	—
Common Stock, $0.001 par value, 250,000,000 shares authorized, 88,466,613 and 75,314,988 shares issued and outstanding as of December 31, 2022, and 2021, respectively	88,467	75,315
Additional paid-in capital	154,679,363	127,626,536
Accumulated deficit	(111,553,444)	(51,054,344)
Accumulated other comprehensive income (loss)	10,083	(70,594)
Total stockholders’ equity	43,224,475	76,576,913
Total liabilities and stockholders’ equity	$54,184,874	$104,683,041

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2022	2021
Revenues	$19,094,425	$9,760,952
Cost of sales	10,876,308	5,504,708
Gross Profit	8,218,117	4,256,244

Operating Expenses:
General and administrative	17,757,708	14,957,410
Research and development	8,113,774	4,082,799
Sales and marketing	4,935,601	3,150,886
Goodwill impairment	41,687,871	12,357,921
Total Operating Expenses	72,494,954	34,549,016
Loss from Operations	(64,276,837)	(30,292,772)

Other Income (Expense):
Interest expense	(59,785)	(7,852)
Paycheck Protection Program loan forgiveness	—	108,532
Gain on debt extinguishment	6,463,101	—
Loss on disposal of fixed assets	(25,960)	(3,712)
Other (expense) income, net	(354,242)	87,124
Total Other Income	6,023,114	184,092
Loss Before Income Taxes	(58,253,723)	(30,108,680)
Provision for income taxes	—	—
Net Loss attributable to common stockholders	$(58,253,723)	$(30,108,680)

Net Loss Per Common Share - Basic and Diluted	$(0.70)	$(0.43)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted	83,370,411	70,055,832

Comprehensive Loss:
Net Loss attributable to common stockholders	$(58,253,723)	$(30,108,680)
Amortization of unrecognized periodic pension costs	135,439	(67,903)
Foreign currency cumulative translation adjustment	(54,762)	(2,691)
Total comprehensive loss, net of tax	(58,173,046)	(30,179,274)
Accrued dividends on Series F Preferred Stock	(172,596)	—
Deemed dividends on Series F Preferred Stock	(2,245,377)	—
Total comprehensive loss available to common stockholders	$(60,591,019)	$(30,179,274)

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Shares	Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance as of December 31, 2020	—	$—	58,636,365	$58,636	$47,241,757	$—	$(20,945,664)	$26,354,729
Sale of Common Stock, net of issuance costs	—	—	6,763,091	6,763	37,175,883	—	—	37,182,646
Sales of Common stock from exercise of warrants	—	—	2,516,778	2,517	8,302,851	—	—	8,305,368
Issuance of Common Stock for acquisition of MicaSense	—	—	540,541	541	2,999,459	—	—	3,000,000
Issuance of Common Stock for acquisition of Measure	—	—	5,319,145	5,319	24,369,681	—	—	24,375,000
Issuance of Common stock in exchange for professional services	—	—	550,000	550	2,906,450	—	—	2,907,000
Common stock issued upon exercise of options	—	—	505,167	505	122,465	—	—	122,970
Stock-based compensation expense	—	—	483,901	484	4,507,990	—	—	4,508,474
Defined benefit plan obligation adjustment, net of tax	—	—	—	—	—	(67,903)	—	(67,903)
Foreign currency translation adjustment	—	—	—	—	—	(2,691)	—	(2,691)
Net loss	—	—	—	—	—	—	(30,108,680)	(30,108,680)
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	10,000	10	—	—	9,919,990	—	—	9,920,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(4,137)	(4)	6,804,545	6,805	(6,801)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(172,596)	—	—	(172,596)
Deemed dividend on Series F Preferred Stock	—	—	—	—	2,245,377	—	(2,245,377)	—
Sale of Common Stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for acquisition of senseFly	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Relative fair value of warrants issued with promissory note	—	—	—	—	1,182,349	—	—	1,182,349
Issuance of restricted Common Stock	—	—	482,191	483	(483)	—	—	—
Exercise of stock options	—	—	185,000	185	74,165	—	—	74,350
Stock-based compensation expense	—	—	—	—	3,420,664	—	—	3,420,664
Amortization of unrecognized periodic pension costs	—	—	—	—	—	135,439	—	135,439
Foreign currency cumulative translation adjustment	—	—	—	—	—	(54,762)	—	(54,762)
Net loss	—	—	—	—	—	—	(58,253,723)	(58,253,723)
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,253,723)	$(30,108,680)
Adjustments to reconcile comprehensive loss to net cash used in operating activities:
Goodwill impairment	41,687,871	12,357,921
Stock-based compensation	3,420,664	4,508,474
Depreciation and amortization	3,938,860	1,501,826
Common stock issued in exchange for professional services	—	2,907,000
Paycheck Protection Program loan forgiveness	—	(108,532)
Provision for inventory obsolescence	—	305,399
Defined benefit plan obligation	(215,797)	(17,691)
Loss on disposal of fixed assets	25,960	3,712
Amortization on debt discount	46,270	—
Gain on debt extinguishment	(6,463,101)	—
Changes in assets and liabilities:
Accounts receivable, net	637,156	514,265
Inventories, net	(2,605,028)	(1,981,952)
Prepaid expenses and other assets	230,688	(218,493)
Accounts payable	(681,556)	552,741
Accrued expenses and other liabilities	(716,960)	(2,892,728)
Contract liabilities	(472,604)	393,521
COVID loan	(345,484)	(179,910)
Other	(340,886)	—
Net cash used in operating activities	(20,107,670)	(12,463,127)

CASH FLOW FROM INVESTING ACTIVITIES:
Payment on notes receivable	—	315,000
Purchases of fixed assets	(313,769)	(525,312)
Acquisition of MicaSense, net of cash acquired	(3,645,911)	(14,568,897)
Acquisition of Measure, net of cash acquired	—	(14,916,850)
Acquisition of senseFly, net of cash acquired	(2,964,989)	(11,425,493)
Platform development costs	(817,029)	(1,097,808)
Internal use software costs	(618,061)	(278,264)
Net cash used in investing activities	(8,359,759)	(42,497,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	4,583,341	37,182,646
Sale of Common Stock from exercise of warrants	—	8,305,368
Sale of Preferred Stock, Series F Convertible, net of issuance costs	9,920,000	—
Promissory note	3,285,000	—
Exercise of stock options	74,350	122,970
Net cash provided by financing activities	17,862,691	45,610,984

Effects of foreign exchange rates on cash flows	364,009	—

Net decrease in cash	(10,240,729)	(9,349,767)
Cash at beginning of year	14,590,566	23,940,333
Cash at end of year	$4,349,837	$14,590,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$7,590	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration for the senseFly Acquisition	$3,000,000	$—
Conversion of Preferred Stock, Series F Convertible to Common Stock	6,805	—
Dividends on Series F Preferred Stock	$172,596	$—
Deemed dividend on Series F Preferred stock	$2,245,377	$—
Issuance of restricted Common Stock	483	—
Settlement of Common Stock from contingent liability related to Measure	$2,812,500	—
Acquisition liability related to the MicaSense Acquisition	$—	$5,000,000
Stock consideration for the MicaSense Acquisition	$—	$3,000,000
Acquisition liability related to the Measure Acquisition	$—	$5,625,000
Stock consideration for the Measure Acquisition	$—	$24,375,000

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. ("AgEagle” or the "Company”) is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous unmanned aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

                AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

Our core technological capabilities include robotics and robotics systems autonomy; advanced thermal and multispectral sensor design and development; embedded software and firmware; secure wireless digital communications and networks; lightweight airframes; small UAS design, integration and operations; power electronics and propulsion systems; controls and systems integration; fixed wing flight; flight management software; data capture and analytics; human-machine interface development and integrated mission solutions.

In January 2021, AgEagle acquired MicaSense™, Inc. ("MicaSense”). Founded in 2014, MicaSense has been at the forefront of advanced drone sensor development since its founding in 2014, having formed integration partnerships with several leading fixed wing and multi-rotor drone manufacturers. MicaSense’s patented, high precision thermal and multispectral sensors serve the aerial mapping and analytics needs of the agriculture market. MicaSense’s high performance proprietary products have global distribution in over 75 countries.

In April 2021, AgEagle acquired Measure Global, Inc. ("Measure”). Founded in 2020, Measure serves a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (SaaS), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes.

In October 2021, AgEagle acquired senseFly S.A. and concurrent with the acquisition, AgEagle Aerial, Inc. (“AgEagle Aerial), a wholly-owned subsidiary of the AgEagle, acquired senseFly Inc. Collectively senseFly S.A. and senseFly, Inc. are referred to as “senseFly”. Founded in 2009, senseFly provides fixed-wing drone solutions for commercial and government markets that simplify the collection and analysis of geospatial data, allowing professionals to make better decisions, faster. senseFly develops and produces a proprietary line of eBee-branded, high performance, fixed-wing drones which have flown more than one million flights around the world.

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Description of Business – Continued

Collectively, MicaSense, Measure and senseFly are referred to as the “2021 Acquired Companies.”

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate business and drone manufacturing operations in Raleigh, North Carolina. In addition, the Company operates business and manufacturing operations in Lausanne, Switzerland in support of our international business activities.

The Company intends to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of companies offering distinct technological and competitive advantages and have defensible IP protection in place, if applicable.

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

Basis of Presentation and Consolidation - These consolidated financial statements are presented in United States dollars and have been prepared in accordance with US GAAP. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected December 31st as its fiscal year end. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented.

The consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., MicaSense, Measure and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and recent acquisitions the Company has sustained continued operating losses. During the year ended December 31, 2022, the Company incurred a net loss of $58,253,273 and used cash in operating activities of $20,107,670. As of December 31, 2022, the Company has working capital of $9,079,091. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the year ended December 31, 2022, the COVID-19 pandemic continued to have a significant negative impact on the unmanned aerial vehicle (“UAV”) systems industry, the Company’s customers and business globally. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, the Company’s supply chain may be further disrupted, limiting its ability to manufacture and assemble products. The Company expects the pandemic, inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets, and the valuation of deferred tax assets.

Accumulated Other Comprehensive Income (Loss) – Accumulated Other Comprehensive Income (Loss) refers to revenues, expenses, gains and losses that under US GAAP are included in accumulated other comprehensive (loss) a component of equity within the Consolidated Balance Sheets, rather than net loss in the consolidated statements of operations and comprehensive loss. Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses on foreign currency translation and prior service credit related to benefit plans.

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

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable and accrued expenses, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. The outstanding loans related to the business acquisitions and COVID Loans are carried at face value, which approximates fair value, due to the government backed security which requires payments. The promissory note is carried at face value and approximates fair value due to its prevailing interest rate. As of December 31, 2022 and 2021, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

Cash Concentrations -The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

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

In accordance with ASC Topic 350-40, Software - Internal-Use Software (“ASC 350-40”), the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and December 31, 2021, capitalized software development costs for internal-use software, net of accumulated amortization, totaled $721,795 and $278,264, respectively, relate to the Company’s implementation of its enterprise resource planning (“ERP”) software. Internal-use software costs are included in intangibles, net on the consolidated balance sheets.

In accordance with ASC Topic 985-20, Software — Costs of Software to be Sold, Leased or Marketed the company capitalizes software development costs for software to be sold, leased or marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is recorded per the individual technology software being released and is included in use cost of sales on the consolidated statements of operations and comprehensive loss. Annual amortization is recognized on a straight-line basis over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. As of December 31, 2022 and December 31, 2021, capitalized software development costs, net of accumulated amortization, totaled $1,332,516 and $995,880, respectively, and are included in intangibles, net on the consolidated balance sheets.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses and terminal growth rates. For the year ended December 31, 2022, the Company determined the value of intangible assets was recoverable. As of December 31, 2022 and 2021, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

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

During the fourth quarter of 2022 and 2021, respectively, and in accordance with ASC Topic 350, Intangibles – Goodwill and other (“ASC 350”), the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using a discounted cash flow (“DCF”) (Level 3 input) analysis. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis used a discount rate of ranging from 26.5%– 41.5%.

Revenue Recognition and Concentration – Most of the Company’s revenues are derived primarily through the sales of drone, sensors and related accessories, and software subscriptions. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

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

Provision for Warranty Expense - The Company provides warranties against defects in materials and workmanship of its drone systems for specified periods of time. For the years ended December 31, 2022 and 2021, drones and sensors sold are covered by the warranty for a period of up to one year from the date of sale by the Company. Estimated warranty expenses are recorded as an accrued expenses in the consolidated balance sheets with a corresponding provision to cost of sales in the consolidated statements of operations. This estimate is recognized concurrent with the recognition of revenue on the sale to a customer. The Company reserve for warranty expense is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of drone, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. An increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the reserve and a decrease in gross profit.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022, and 2021, shipping costs were $339,773 and $296,100, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred. For the years ended December 31, 2022, and 2021, advertising costs, included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss, were $351,967 and $262,586.

Research and Development – For the years ended December 31, 2022 and 2021, research and development expenses were $8,113,774 and $4,082,799, respectively. Research and development costs are expensed as incurred and are included in the accompanying consolidated statements of operations and comprehensive loss.

Vendor Concentrations - As of December 31, 2022 and 2021, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for unvested restricted stock, warrants and options to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of December 31, 2022, the Company had 557,476 unvested restricted stock units, 21,129,032 common stock warrants and 2,561,231 options outstanding to purchase shares of Common Stock. As of December 31, 2021, the Company had 821,405 unvested restricted stock units and 2,541,667 options outstanding to purchase shares of Common Stock.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

The Company has determined that operates in three segments:

•

Drones, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications.

•	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

•	SaaS, which comprises revenue earned through the offering of online-based subscriptions.

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

Pending

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 2 – Summary of Significant Accounting Policies – Continued

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Impact of the War in Ukraine and COVID-19 On Our Business Operations

Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the year ended December 31, 2022, the COVID-19 pandemic and other supply chain disruptions continued to have a significant negative impact on the UAV industry, our customers and our business globally. The aforementioned risks and their respective impact on the UAV industry and our operational and financial performance remains uncertain and outside of our control. Specifically, as a result of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If we or any of our third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply-chain may be further disrupted, limiting our ability to manufacture and assemble products. We expect the pandemic, inflation and supply chain disruptions and their effects to continue to have a significant negative impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period.

For the year ended December 31, 2022, our supply chain was adversely impacted by the COVID-19 pandemic and other global economic challenges, causing material delays in the delivery of critical components associated with production of our newly developed sensors, that we began to sell in early 2022. These delays resulted in a significant backlog of purchase orders for our sensors. We continue to take steps to expand our supply sources and manufacturing capabilities in order to resolve the majority of our backlogged sensor orders and be better positioned to meet ongoing global market demand in the foreseeable future. While we believe we have largely overcome our supply chain challenges, this is an ongoing situation we will continue to monitor closely.

Note 3 - Balance Sheet Accounts

Accounts Receivable, net

As of December 31, 2022 and 2021, accounts receivable, net consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$2,229,840	$2,918,435
Less: Provisions for doubtful accounts	(16,800)	(29,556)
Accounts receivable, net	$2,213,040	$2,888,879

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 3 - Balance Sheet Accounts– Continued

Inventories, Net

As of December 31, 2022 and 2021, inventories, net consisted of the following:

	December 31,
	2022	2021
Raw materials	$5,288,206	$2,862,293
Work-in process	1,106,056	647,829
Finished goods	614,400	833,785
Gross inventories	7,008,662	4,343,907
Less: Provision for obsolescence	(322,815)	(305,399)
Inventories, net	$6,685,847	$4,038,508

Property and Equipment, Net

As of December 31, 2022 and 2021, property and equipment, net consisted of the following:

	Estimated Useful Life	December 31,
Type	(Years)	2022	2021
Leasehold improvements	3	$106,837	$81,993
Production tools and equipment	5	632,514	417,779
Computer and office equipment	3-5	507,637	559,110
Furniture	5	77,799	77,971
Drone equipment	3	170,109	95,393
Total Property and equipment		$1,494,896	$1,232,246
Less: Accumulated depreciation		(703,741)	(280,118)
Total Property and equipment, net		$791,155	$952,128

For the years ended December 31, 2022 and 2021, depreciation expense is classified within the consolidated statements of operations and comprehensive loss as follows:

	For Year Ended December 31,
Type	2022	2021
Cost of sales	$266,468	$55,613
General and administrative	179,461	129,047
Total	$445,929	$184,660

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 3 - Balance Sheet Accounts– Continued

Accrued Expenses

As of December 31, 2022 and 2021, accrued expenses consisted of the following as of:

	December 31,
	2022	2021
Accrued compensation and related liabilities	$774,916	$1,039,979
Provision for warranty expense	288,807	286,115
Accrued professional fees	262,737	267,949
Other	354,246	307,598
Total accrued expenses	$1,680,706	$1,901,641

Note 4 – Notes Receivable

Valqari

On October 14, 2020, in connection with, and as an incentive to the entry into a two-year exclusive manufacturing agreement (the “Manufacturing Agreement”) to produce a patented Drone Delivery Station for Valqari, LLC (“Valqari), the Company entered into, as payee, a Convertible Promissory Note pursuant to which the Company made a loan to Valqari ("Valqari”) in the principal aggregate amount of $500,000 (the "Note”). The Note accrues interest at a rate of three percent per annum.

The Note matured on April 15, 2021 (the "Maturity Date”), at which time all outstanding principal and interest that had accrued, but remained, unpaid was due. The Note provides for an automatic six month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a "C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari was not permitted to prepay the Note prior to the Maturity Date.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 4 – Notes Receivable – Continued

On the Maturity Date, AgEagle demanded payment of the Note, including accrued interest, however, Valqari alleged that the Maturity Date was automatically extended to October 14, 2021 (“Extended Maturity Date”), for an additional six months. Upon the Extended Maturity Date, AgEagle demanded payment of the Note, including accrued interest; however, Valqari sought a substantial discount on the amount due under the Note to compensate for alleged breaches by AgEagle under the Manufacturing Agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the Manufacturing Agreement, in addition to the amount due under the Note. On November 24, 2021, Valqari made a payment of principal on the Note of $315,000. The parties are continuing to negotiate in an attempt to reach an amicable resolution of their disputes; however, AgEagle reserves the right to take legal action to collect the Note in the event that a settlement is not reached.

MicaSense

On November 16, 2020, AgEagle, as payee, executed a promissory note with Parrot Drones S.A.S. in connection with its acquisition for 100% of the capital stock of MicaSense (the "MicaSense Acquisition”). As of June 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $100,000 provided, however, that such principal amount was offset and reduced by all amounts paid or due in connection with the purchase price upon closing of the MicaSense Acquisition. (See Note 5)

senseFly

On August 25, 2021, AgEagle Aerial, as payee, executed a promissory note in connection with its acquisition for 100% of the capital stock of senseFly (the "senseFly Acquisition”). As of September 30, 2021, Parrot Drones S.A.S. promised to pay to the Company the principal amount of $200,000 provided, however, that such principal amount was off-set and reduced by all amounts paid or due in connection with the purchase price upon closing of the senseFly Acquisition. (See Note 5)

Note 5 – Business Acquisitions

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

For the years ended December 31, 2022 and 2021, transaction costs related to business combinations totaled $0 and $636,673, respectively. These costs are included within general and administrative expenses in the consolidated statements of operations.

MicaSense

On January 27, 2021 (the “MicaSense Acquisition Date”), the Company entered into a stock purchase agreement (the "MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the "MicaSense Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of MicaSense from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23,000,000, less any debt, and subject to a customary working capital adjustment. A portion of the consideration comprises shares of Common stock of the Company, having an aggregate value of $3,000,000 based on a volume weighted average trading price of the Common stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common stock to the MicaSense Sellers. On April 27, 2021, the Company issued 540,541 restricted shares of its Common Stock. The consideration is also subject to a $4,750,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on March 31, 2022 and March 31, 2023. The first installment of $2,375,000 was paid on March 31, 2022 (see below disclosure - Liabilities Related to Business Acquisition Agreements for waiver of the second installment).

On May 10, 2021, the Company filed a Form S-3 Registration Statement (the "MicaSense Registration Statement”) with the Securities and Exchange Commission (“SEC”), covering the resale of the Shares. The MicaSense Registration Statement was declared effective on June 1, 2021 (File Number: 333-255940). In addition, the Company shall use its best efforts to keep the MicaSense Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the MicaSense Registration Statement and the prospectus used in connection therewith as may be necessary) until all Shares and other securities covered by the MicaSense Registration Statement have been disposed. The MicaSense Sellers reimbursed the Company for reasonable legal fees and expenses incurred by the Company in connection with such registration.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

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

Measure

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the "Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as Measure Sellers’ representative, and the sellers named in the Measure Purchase Agreement (the "Measure Sellers”) pursuant to which the Company agreed to acquire 100% of the issued and outstanding capital stock of Measure from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45,000,000, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. The purchase price comprised $15,000,000 in cash, and shares of Common stock of the Company, having an aggregate value of $30,000,000 based on a volume weighted average trading price of the Common stock over a seven consecutive trading day period prior to the date of issuance of the shares of Common stock to the Measure Sellers. The Company issued 5,319,154 shares of Common Stock, in the aggregate, to the Measure Sellers, of which 997,338 Common Stock shares with an aggregate value of $5,625,000 were held in escrow to cover any post-closing indemnification claims and to satisfy any purchase price adjustments (the “Heldback Shares”). The 5,319,145 of common stock shares issued as consideration resulted in an increase to stockholder’s equity of $24,375,000 and an acquisition related liability of $5,625,000 for the Heldback Shares which was recorded on the Measure Acquisition Date. Further, the Company paid $5,000,000 of the cash portion of the purchase price ninety days after the closing date of the transaction. As of December 31, 2021, the Company completed the payment of the cash portion of the purchase price. The holdback was scheduled to be released October 19, 2022, (see disclosure below - Liabilities Related to Business Acquisition Agreements) less any amounts paid or reserved for outstanding indemnity claims and certain amounts subject to employee retention conditions set forth in the Measure Purchase Agreement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

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

The Shares issuable to the Measure Sellers pursuant to the Measure Purchase Agreement were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act”), to a limited number of persons who are "accredited investors” or "sophisticated persons” as those terms are defined in Rule 501 of Regulation D promulgated by the SEC, without the use of any general solicitation or advertising to market or otherwise offer the securities for sale. None of the Shares have been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

The Company performed a valuation analysis of the fair market value of the assets to be acquired and liabilities to be assumed. Using the total consideration for the Measure Acquisition, the Company determined the allocations to such assets and liabilities. The final purchase price allocation, and the necessary detailed valuations and calculations have been finalized.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

Measure

On April 19, 2022, in accordance with the terms of the Measure Purchase Agreement, the Company delivered a notice of indemnification to the representative of the Measure Sellers seeking the right to set off certain operating losses from the holdback amount. The Company claimed that the operating losses incurred by Measure from the Measure Acquisition Date through April 19, 2022, resulted from breaches of certain representations and warranties made by the Measure Sellers. The Company claimed that it had sustained operating losses in excess of $13 million as a result of the Measure Sellers’ breaches and claimed the entire holdback amount to be applied against these operating losses. On August 22, 2022, the parties entered into a Memorandum of Understanding and Mutual Release (the “Settlement Agreement”) providing for the full and final settlement of all disputes about the Heldback Shares. Pursuant to the Settlement Agreement, the Company released 498,669 of the 997,338 Heldback Shares to the Measure Sellers with the remaining 498,669 Heldback Shares being released from escrow and cancelled by the Company.

senseFly

On October 18, 2021 (the “senseFly Acquisition Date”), the Company entered into a stock purchase agreement (the "senseFly S.A. Purchase Agreement”) with Parrot Drones S.A.S. pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot Drones S.A.S. The aggregate purchase price for the shares of senseFly S.A. is $21,000,000, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $4,565,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly S.A. Purchase Agreement.

On October 18, 2021, AgEagle Aerial and the Company entered into a stock purchase agreement (the "senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2,000,000, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. The consideration is also subject to a $435,000 holdback to cover any post-closing indemnification claims and to satisfy any purchase price adjustments. The holdback was scheduled to be released in two equal installments, less any amounts paid or reserved for outstanding indemnity claims, on December 31, 2022 and December 31, 2023 in accordance with the terms of the senseFly Inc. Purchase Agreement.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

Pursuant to the terms of the senseFly S.A. Purchase Agreement and a Registration Rights Agreement, dated as of October 19, 2021, the Company filed a Form S-3 Registration Statement (the "senseFly Registration Statement”) with the SEC covering the resale of the Common Stock issued to Parrot Drones S.A.S. The senseFly Registration Statement was declared effective on February 9, 2022. The Company agreed to use its best efforts to keep the senseFly Registration Statement effective and in compliance with the provisions of the Securities Act (including by preparing and filing with the SEC such amendments, including post-effective amendments, and supplements to the senseFly Registration Statement and the prospectus used in connection therewith as may be necessary) until all the shares of Common Stock and other securities issued to Parrot Drones S.A.S. and covered by such Registration Statement have been disposed. Parrot Drones S.A.S. reimbursed the Company $50,000 for reasonable legal fees and expenses incurred by the Company in connection with such registration.

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

                The Company performed a valuation analysis of the fair market value of the assets to be acquired and liabilities to be assumed. Using the total consideration for the SenseFly Acquisition, the Company determined the allocations to such assets and liabilities. The final purchase price allocation, and the necessary detailed valuations and calculations have been finalized.

The following table summarizes the allocation of the preliminary purchase price as of the senseFly Acquisition Date:

Calculation of Goodwill:
Net purchase price	$20,774,526

Plus: fair value of liabilities assumed:
Current liabilities	3,913,386
Defined benefit plan obligation	278,823
Debt assumed at close	2,461,721
Fair value of liabilities assumed	$6,653,930

Less: fair value of assets acquired:
Cash	$859,044
Other tangible assets	6,327,641
Identifiable intangible assets	7,335,570
Fair value of assets acquired	$14,522,255

Net nonoperating assets	250,624
Goodwill	$12,655,577

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

The Company recorded revenue from senseFly of $2,428,858 and a net loss of $1,819,377 during the period from the senseFly Acquisition Date through December 31, 2021.

Liabilities Related to Business Acquisition Agreements

On July 22, 2022, the Company, the MicaSense Buyer and Parrot entered into a Waiver Agreement (the “MicaSense Waiver Agreement”) pursuant to which (i) Parrot agreed to waive the obligation of the Company and the MicaSense Buyer to pay Parrot $2,351,202, or the portion of the holdback amount due on March 31, 2023 (the “MicaSense Remaining Holdback Payment”), and (ii) upon the Company’s payment to Parrot of $1,175,601 (the “MicaSense Final Purchase Price Payment,” representing 50% of the MicaSense Remaining Holdback Payment), the Company and MicaSense Buyer will be released from any further obligation or liability for payment of any holdback amount under the MicaSense Purchase Agreement. On July 29, 2022, the Company made the MicaSense Final Purchase Price Payment to Parrot in full satisfaction of its payment obligations under the MicaSense Purchase Agreement, except for $23,798 owed to Justin McCallister.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

Pursuant to the terms of the Measure Acquisition Purchase Agreement (the “Purchase Agreement”) the Company issued an aggregate of 5,319,145 shares of the Company’s common stock to the Sellers of Measure as part of the consideration for the acquisition, of which 997,338 shares were held back (the “Heldback Shares”) to cover post-closing indemnification claims and to satisfy any purchase price adjustments (see also disclosure above). Pursuant to the terms of the Purchase Agreement, the Heldback Shares were scheduled to be released in three tranches, on the 12-month, 18-month and 24-month anniversary of the closing date of the acquisition. The Company made a claim for indemnification against the Heldback Shares. Pursuant to the Settlement Agreement entered on August 22, 2022, the Company released all the Measure shares held in escrow along with any disputes regarding the 997,338 Heldback Shares. As a result, 498,669 of the Heldback Shares were released to the Measure Sellers with the remaining 498,669 Heldback Shares being cancelled by the Company which reduced the issued and outstanding common stock and causing an increase to stockholders’ equity of $2,812,500.

During the year ended December 31, 2022, the Company recognized a debt extinguishment gain in connection with the settlement of the acquisition related liabilities disclosed above in the amount of $6,463,101 which has been presented on the consolidated statement of operations and comprehensive loss.

As of December 31, 2022 and December 31, 2021, liabilities related to business acquisition agreements consist of the following:

	December 31, 2022	December 31, 2021
Holdback related to MicaSense Acquisition Agreement	$23,798	$4,821,512
Holdback related to Measure Acquisition	—	5,625,000
Holdback related to senseFly Acquisition	—	8,489,989
Total acquisition agreement related liabilities	23,798	18,936,501
Less: Current portion business acquisition agreement-related liabilities	(23,798)	(10,061,501)
Long term portion of business acquisition agreement-related liabilities	$—	$8,875,000

The remaining liability related to MicaSense Acquisition Agreement is currently classified within accrued liabilities on the consolidated balance sheets.

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

The unaudited pro forma information for the years ended December 31, 2021, was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma financial information presents the combined results of operations of MicaSense, Measure and senseFly as if these acquisitions had occurred on January 1, 2021, after giving to certain pro-forma adjustments. The pro-forma adjustments reflected herein include only those adjustments that are factually supportable and directly attributable to the acquisitions.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 – Business Acquisitions – Continued

These pro forma adjustments include:

	For the Year Ended December 31, (Unaudited)
	2022	2021
Revenues	$—	$19,564,651
Net loss	$—	$(36,395,212)

Note 6 – Intangibles, Net

As of December 31, 2022, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2021	Additions	Amortization	Balance as of December 31, 2022
Intellectual property/technology	5-7	$5,427,294	$—	$(953,433)	$4,473,861
Customer base	3-10	4,047,319	—	(1,161,662)	2,885,657
Tradenames and trademarks	5-10	1,985,236	—	(227,345)	1,757,891
Non-compete agreement	2-4	831,501	—	(495,568)	335,933
Platform development costs	3	995,880	817,029	(480,393)	1,332,516
Internal use software costs	3	278,264	618,061	(174,530)	721,795
Total intangible assets, net		$13,565,494	$1,435,090	$(3,492,931)	$11,507,653

As of December 31, 2021, intangible assets, net other than goodwill, consist of the following:

Name	Estimated Life (Years)	Balance as of December 31, 2020	Additions	Amortization	Balance as of December 31, 2021
Intellectual property/technology	5-7	$231,146	$5,671,026	$(474,878)	$5,427,294
Customer base	3-10	38,400	4,411,499	(402,580)	4,047,319
Tradenames and trademarks	5-10	31,040	2,082,338	(128,142)	1,985,236
Non-compete agreement	2-4	67,042	901,198	(136,739)	831,501
Platform development costs	3	72,899	1,097,808	(174,827)	995,880
Internal use software costs	3	—	278,264	—	278,264
Total intangible assets, net		$440,527	$14,442,133	$(1,317,166)	$13,565,494

The weighted average remaining amortization period in years is 4.5 years. Amortization expense for the years ended December 31, 2022 and 2021 was $3,492,931 and $1,317,166, respectively. For the year ended December 31, 2022, amortization expense of $480,393 related to the platform development costs was included as part of the cost of goods sold.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 6 – Intangibles, Net-Continued

 For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Intellectual property/ technology	$808,968	$808,968	$808,968	$808,968	$808,968	$429,021	$4,473,861
Customer base	1,137,663	889,364	141,145	141,145	141,145	435,195	2,885,657
Tradenames and trademarks	207,944	207,944	207,944	207,944	207,944	718,171	1,757,891
Non-compete agreement	335,933	—	—	—	—	—	335,933
Platform development costs	662,350	487,751	182,415	—	—	—	1,332,516
Internal use software costs	298,775	298,775	124,245	—	—	—	721,795
Total Intangible Assets, Net	$3,451,633	$2,692,802	$1,464,717	$1,158,057	$1,058,057	$1,582,387	$11,507,653

Note 7 – Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2022, the goodwill balance relates to a business acquisition completed in 2015 and to the 2021 Acquired Companies, respectively. (See Note 5)

The annual impairment assessment conducted during the fourth quarter of 2022 indicated that the fair value of the sensors reporting unit exceeded its respective carrying amount, while the fair value of the SaaS and the Company’s Drone reporting units were less than carrying value. The impairment assessment of the SaaS and the Company’s Drone reporting units considered lower than forecasted sales and profitability along with declining markets conditions, declining stock price and changes in our technologies. Accordingly, the Company recorded an impairment charge to SaaS and Drones these reporting units of $29,032,294 and $12,655,577, respectively during the fourth quarter ended December 31, 2022.

As of December 31, 2022 and 2021, the change in the carrying value of goodwill for our operating segments (as defined in Note 17), are listed below:

	Drones	Sensors	SaaS	Total
Balance as of December 31, 2020	$—	$—	$3,108,000	$3,108,000
Acquisitions	12,655,577	18,972,896	42,488,730	74,117,203
Impairment	—	—	(12,357,921)	(12,357,921)
Balance as of December 31, 2021	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Impairment	(12,655,577)	—	(29,032,294)	(41,687,871)
Balance as of December 31, 2022	$—	$18,972,896	$4,206,515	$23,179,411

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 8 – COVID Loan

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

On May 6, 2020, AgEagle received a PPP Loan in the amount of $108,532. During the quarter ended June 30, 2021, the outstanding principal and accrued interest under the PPP Loan were forgiven by the SBA.

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020. As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). During the years ended December 31, 2022 and 2021, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $345,484 and $356,000, respectively. As of December 31, 2022, the Company’s outstanding obligations under the senseFly COVID Loans are $893,269.

Note 8 – COVID Loan-Continued

As of December 31, 2022, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2023	$446,456
2024	89,363
2025	89,363
2026	89,363
2027	89,363
Thereafter	89,361
Total	$893,269

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 9 – Promissory Note Issuance

On December 6, 2022, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an institutional investor (the “Investor”) which is an existing shareholder of the Company. Pursuant to the terms of the Promissory Note Purchase Agreement, the Company has agreed to issue to the Investor (i) an 8% original issue discount promissory note (the “Note”) in the aggregate principal amount of $3,500,000, and (ii) a common stock purchase warrant (the “Promissory Note Warrant”) to purchase up to 5,000,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $0.44 per share, subject to standard anti-dilution adjustments. The Note is an unsecured obligation of the Company. It has an original issue discount of 4% and bears interest at 8% per annum. The Company received net proceeds of $3,285,000 net of the original issue discount of $140,000 and $75,000 of issuance costs. The Promissory Note Warrant is not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023. If at the time of the exercise, there is no effective registration statement registering, or the prospectus contained therein, is not available for the issuance of the Shares, then the Promissory Note Warrant may be exercised, in whole or in part, by means of a “cashless exercise.” The Shares issuable to the Investor upon exercise of the Promissory Note Warrant will be issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. Neither the Shares nor the Promissory Note Warrant has been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements.

The Company determined the estimated fair value of the common stock warrants issued with the Note to be $1,847,200 using a Black-Scholes pricing model. In accordance with ASC 470-20 Debt, the Company recorded a discount of $1,182,349 on the Note based on the relative fair value of the warrants and total proceeds. At Note issuance, the Company recorded a total discount on the debt of $1,397,350 comprised of the relative fair value of the warrants, the original issue discount, and the issuance costs. The aggregate discount will be amortized into interest expense over the approximate two-year term of the Note.

During the year ended December 31, 2022, the Company recognized $46,270 of interest expense related to the amortization of the discounts which has been included in interest expense on the consolidated statements of operations. As of December 31, 2022, the unamortized discount is $1,351,080. The Company used the following assumptions in determining the fair value of the warrants: expected term of five years, volatility rate of 135.8%, risk free rate of 3.73%, and dividend rate of 0%.

Beginning June 1, 2023, and on the first business day of each month thereafter, the Company shall pay 1/20th of the original principal amount of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note). In addition, to the extent the Company raises any equity capital (by private placement, public offering or otherwise), the Company shall utilize 50% of the net proceeds from such equity financing to prepay the Note, within two business days of the Company’s receipt of such funds. In the event such equity financing is provided by the Investor, pursuant to the terms of that certain Securities Purchase Agreement, dated as June 26, 2022, or otherwise (an “Additional Investment”), the Investor shall agree to accept 50% less warrant coverage in connection with such Additional Investment, up to $3,300,000 of such Additional Investment.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 9 – Promissory Note Issuance-Continued

As of December 31, 2022, scheduled principal payments due under the Note and amortization of the discount are as follows:

Year Ending December 31,	Principal Payments	Discount Amortization	Balance, Net of Discount
2023	$962,921	$675,540	$287,381
2024	2,537,079	675,540	1,861,539
	$3,500,000	$1,351,080	$2,148,920

Note 10 – Equity

 Capital Stock Issuances

Preferred Series F Convertible Stock

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to Alpha 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000, however the company received proceeds of $9,920,000 net of issuance costs. The shares of Series F are convertible into 16,129,032 shares of Common Stock at $0.62 per share, subject to adjustment. Alpha will be entitled to receive cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, payable on January 1, April 1, July 1 and October 1, beginning on the first conversion date and subsequent conversion dates.

 In connection with the Series F Agreement the Company issued a warrant to Alpha to purchase 16,129,032 shares of Common Stock, par value $0.001 per share (“Series F Warrants”) with an exercise price equal to $0.96, subject to adjustment, per share of Common Stock. The Series F Warrant, and the shares of Common Stock underling the Series F Warrant are collectively referred to as the “Series F Warrant Shares”. The Series F Warrant is not exercisable for the first six months after its issuance and has a three-year term from its exercise date. Upon exercise of the Series F Warrants in full by Alpha, the Company would receive additional gross proceeds of approximately $10,000,000.

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

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

As of December 31, 2022, Alpha had converted 4,137 shares of Series F into 6,804,545 shares of Common Stock and recorded $172,596 cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022. See Note 18 – Subsequent Events.

On December 6, 2022, upon the issuance of the promissory note and common stock warrants with an exercise price of $0.44 (see Note 9), a down round or anti-dilution trigger event occurred resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.44 from $0.62 and $0.96, respectively (the “Down Round Trigger”). The Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F of $565,161 and $1,680,216, respectively, or aggregate deemed dividend of $2,245,377, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

The deemed dividend on the Series F Warrants represents the difference between fair value of the Series F Warrants under the original terms before the Down Round Trigger and the fair value of the Series F Warrants after Down Round Trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 3 years, volatility of 150%, risk free rate of 3.77%, and dividend rate of 0%.

The deemed dividend on the Series F was determined by computing the additional incremental shares, if converted, resulting from the reduction in the conversion price and the market price of common stock of $0.42 on the date the Down Round Trigger occurred.

The deemed dividend to the Series F stockholder was a recorded as additional paid in capital and an increase to accumulated deficit and as an increase to total comprehensive loss attributable to Common Stockholders in computing earnings per share on the consolidated statements of operations.

At-the-Market Sales Agreement

In accordance with a May 25, 2021 at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for aggregate proceeds of $4,583,341, net of issuance costs of $141,754 during the year ended December 31, 2022. During the period from May 29, 2021, through December 31, 2021, we raised $30,868,703 by utilizing our ATM Offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

Securities Purchase Agreement Dated December 31, 2020

For the year ended December 31, 2021, we raised capital of $6,313,943 as a result of the sale of 1,057,214 shares of Common Stock in connection with a securities purchase agreement (the "December Purchase Agreement”) entered on December 31, 2020.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

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

The purchase price for each share of Common Stock is $2.98. Net proceeds from the sale were used for working capital, capital expenditures and general corporate purposes. The shares of Common Stock, the August Warrants and the August Warrant Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-239157), which was declared effective on June 19, 2020. On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of all the August Warrants.

 Acquisition of MicaSense

On April 27, 2021, the Company issued 540,541 shares of Common Stock in connection with the MicaSense Purchase Agreement based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of these shares of Common Stock at the fair market value of $3,000,000.

Acquisition of Measure

Pursuant to the terms of the Measure Acquisition Purchase Agreement (the “Purchase Agreement”) the Company issued an aggregate of 5,319,145 shares of the Company’s common stock to the Sellers of Measure as part of the consideration for the acquisition, of which 997,338 shares were held back (the “Heldback Shares”) to cover post-closing indemnification claims and to satisfy any purchase price adjustments (see Note 5), based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of these shares of Common Stock at the fair market value of $24,375,000.

Pursuant to the terms of the Purchase Agreement, the Heldback Shares were scheduled to be released in three tranches, on the 12-month, 18-month and 24-month anniversary of the closing date of the acquisition. The Company made a claim for indemnification against the Heldback Shares. Pursuant to the Settlement Agreement entered on August 22, 2022, the Company released all the Measure shares held in escrow along with any disputes regarding the 997,338 Heldback Shares. As a result, 498,669 of the Heldback Shares were released to the Measure Sellers with the remaining 498,669 Heldback Shares being cancelled by the Company which reduced the issued and outstanding common stock and causing an increase to stockholders’ equity of $2,812,500.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

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

Consulting Agreement

On May 3, 2019, the Company entered into a consulting agreement with GreenBlock Capital LLC (“Consultant”) for purposes of advising on certain business opportunities. On October 31, 2019, the consulting agreement was terminated; however, the Consultant continued to be entitled to receive up to 2,500,000 restricted Common Stock after termination of the consulting agreement, if the achievement of milestones that commenced during the term of the consulting agreement were completed within twenty-four months. Subsequent to the aforementioned termination of the consulting agreement, the Consultant sent a demand letter to the Company alleging a breach of this agreement due to the Company’s non-issuance of additional restricted shares of its Common Stock in connection with the Consultant’s alleged achievement of the milestones. As of December 31, 2020, and as a result of this demand, the Company recorded a contingent loss of $1,500,000, based upon the fair market value of $6.00 per share of its Common Stock, which was recorded within professional fees on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, the Company recorded additional stock-based compensation expense of $0 and $1,407,000, respectively, which reflected the issuance of 550,000 additional restricted shares of Common Stock that were subsequently issued on May 12, 2021, as settlement for the claims made under the demand, which resulted in a liability amount of $2,907,000 for purposes of payment of the settlement.

Exercise of Common Stock Options

For the year ended December 31, 2022, 185,000 Common Stock shares were issued in connection with the exercise of stock options previously granted at an average per share exercise price between $0.31 and $0.41 resulting in gross proceeds of $74,350. For the year ended December 31, 2021, 505,167 Common Stock shares were issued in connection with the exercise of stock options previously granted at an average per share exercise price between $0.15 and $2.65 resulting in gross proceeds of $122,970.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

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

On June 16, 2021, the Company held its 2021 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Equity Plan from 4,000,000 to 10,000,000. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The number of shares for which awards which are options or SARs may be granted to a participant under the Equity Plan during any calendar year is limited to 500,000. For purposes of qualifying awards as "performance-based” compensation under Code Section 162(m), the maximum amount of cash compensation that may be paid to any person under the Equity Plan in any single calendar year shall be $500,000.

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

 AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

Restricted Stock Units

For the year ended December 31, 2022, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,147,250	$3.78
Granted	749,067	0.93
Canceled	(271,000)	2.79
Vested and released	(596,357)	3.18
Outstanding as of December 31, 2022	1,028,960	$2.31
Vested as of December 31, 2022	471,484	$3.23
Unvested as of December 31, 2022	557,476	$1.53

 For the year ended December 31, 2022, the aggregate fair value of RSUs at the time of vesting was $697,361.

As of December 31, 2022, the Company had $425,878 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately sixteen months. During the year ended December 31, 2022, the company recognized $1,780,234 of stock compensation related to restricted stock units.

For the year ended December 31, 2021, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	100,000	$1.34
Granted	1,392,402	3.99
Canceled	(91,667)	5.40
Vested and released	(253,485)	3.39
Outstanding as of December 31, 2021	1,147,250	$3.78
Vested as of December 31, 2021	325,845	$5.34
Unvested as of December 31, 2021	821,405	$3.16

For the year ended December 31, 2021, the aggregate fair value of RSUs at the time of vesting was $5,555,503.

As of December 31,2021, the Company had approximately $2,138,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twenty-two months. During the year ended December 31, 2021, the company recognized $2,851,253 of stock compensation related to restricted stock units.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

Issuance of RSUs to Officers

Brandon Torres-Declet

On June 13, 2022, the Company released 354,107 shares of Common Stock to its former chief executive officer, Mr. Brandon Torres Declet (“Mr. Torres Declet”). The issuance of Common Stock included, in connection with the Measure Acquisition, an award of 125,000 RSUs issued in 2021, an award of 75,000 RSUs issued in connection with the 2021 executive compensation plan, an award of 111,607 RSUs as agreed upon in a separation agreement, and 42,500 shares in satisfaction of a performance bonus for 2021 approved by the Compensation Committee of the Board of Directors in 2022.

For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $125,000, based upon the market price of its Common Stock of $1.12 per share on the date of grant for the 111,607 RSUs issued as part of the separation agreement. Additionally, for the 42,500 RSUs, the Company recognized stock-based compensation expense of $48,025 based upon the market price of its Common Stock of $1.13 per share on the date of grant. For the year ended December 31, 2021, the Company recognized stock-based compensation expense of $545,216, based upon the market price of its Common Stock of $5.40 and $2.94 per share on the date of grant for the 125,000 and 75,000 shares, respectively, granted in 2021.

Michael Drozd

On May 24, 2021, and as a part of a separation agreement between the Company and Mr. J. Michael Drozd ("Mr. Drozd"), the Company's former Chief Executive Officer, the Company issued to Mr. Drozd 145,152 RSUs, which vested immediately. These RSUs were valued at, and for the year ended December 31, 2021, the Company recognized stock-based compensation expense of $680,765 based upon the market price of the Company's Common Stock of $4.69 per share on the date of grant of these RSUs.

On April 19, 2021, the Board, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), approved awards of 100,000 RSUs to Mr. Drozd, and in accordance with his applicable amended respective employment letter. The Company determined the fair market value of these RSUs to be $540,000 based on the market price of the Company’s Common Stock on the date of grant of $5.40. These RSUs vest equally on a pro-rata basis over one year of continued employment. Upon Mr. Drozd’s separation from the Company, 91,667 RSUs were canceled and only 8,333 were released and issued. For the year ended December 31, 2021, the Company recognized $44,998 in stock-based compensation expense related to these awards.

Jesse Stepler

On April 19, 2021, the Board approved, in connection with the Measure Acquisition, an award of 10,000 RSUs to Mr. Jesse Stepler upon his appointment of as senior management of Measure. The Company determined the fair market value of these RSUs to be $54,000 based on the market price of the Company’s Common Stock on the date of grant. These RSUs vest equally on a pro-rata basis over one year of continued employment. For the year ended December 31, 2021, the Company recognized $37,824 in stock-based compensation expenses related to this award.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

Issuances to Current Officers of Company

On April 11, 2022, the Company granted an officer 46,367 RSUs, which vested immediately. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $46,831, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs. Additionally, on the same date, the Company granted the same officer 46,367 RSUs, which vests over a period from the date of grant through the first anniversary of the senseFly Acquisition Date. For year ended December 31, 2022, the Company recognized stock-based compensation expense of $46,831, based upon the market price of its Common Stock of $1.01 per share on the date of grant of these RSUs.

On March 1, 2022, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”) the Board, in connection 2021 executive compensation plan granted an officer of the Company was granted 62,500 RSUs, which vested immediately. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $68,750, based upon the market price of its Common Stock of $1.10 per share on the date of grant of these RSUs.

On January 1, 2022, upon recommendation of the Compensation Committee, the Board issued to an officer two grants of 50,000 RSUs each, in connection with a bonus way forward plan. These two grants vest over nine and twenty-one months, respectively, from the date of grant. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $44,840 and $78,500, based upon the market price of its Common Stock of $1.57 per share on the date of grant of these RSUs.

On November 1, 2021, upon recommendation of the Compensation Committee, the Board issued to Ms. Nicole Fernandez-McGovern, CFO and EVP of Operations of the Company, a grant of 75,000 RSUs in connection with senseFly Acquisition achievement. The Company determined the fair market value of these RSUs to be $220,500 based on the market price of the Company’s Common Stock on the grant date of $2.94. For the year ended December 31, 2022, the Company recognized $146,951 in stock-based compensation expense related to the RSU awards. For the year ended December 31, 2021, the Company recognized $72,362 in stock-based compensation expense related to the RSU awards.

On May 4, 2021, upon recommendation of the Compensation Committee, the Board issued to Ms. Fernandez-McGovern of 111,250 RSUs, which vested immediately in connection with 2020 Compensation Plan. These RSUs were valued at, and for the year ended December 31, 2021, and the Company recognized stock-based compensation expense of $640,800 based upon the market price of the Company's Common Stock of $5.76 per share on the date of grant of these RSUs.

On April 19, 2021, the Board, upon recommendation of the Compensation Committee, approved awards of 125,000 RSUs to Ms. Fernandez-McGovern in accordance with her applicable amended respective employment letters. The Company determined the fair market value of these RSUs to be $675,000 based on the market price of the Company’s Common Stock on the date of grant of $5.40. These RSUs vest equally on a pro-rata basis over one year of continued employment. For the year ended December 31, 2022, the Company recognized $202,147 in stock-based compensation expense related to the RSU awards. For the year ended December 31, 2021, the Company recognized $472,853 in stock-based compensation expense related to the RSU awards.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

Stock Options

For the year ended December 31, 2022, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Granted	512,065	0.66	0.32	3.02	—
Exercised	(185,000)	0.40	0.29	—	—
Expired/Forfeited	(307,501)	6.47	3.46	—	—
Outstanding as of December 31, 2022	2,561,231	$2.18	$1.19	3.33	$31,124
Exercisable as of December 31, 2022	2,046,309	$2.37	$1.30	3.06	$31,124

As of December 31, 2022, the Company has $376,797 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-four months. During the year ended December 31, 2022, the Company recognized $1,640,430 of stock compensation related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of December 31, 2022 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

For the year ended December 31, 2021, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,255,267	$1.46	$0.82	5.31	$10,247,548
Granted	1,049,500	5.31	2.85	3.01	—
Exercised	(513,500)	0.24	0.15	—	675,363
Expired/Forfeited	(249,600)	5.50	2.96	—	7,277
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Exercisable as of December 31, 2021	1,548,083	$1.97	$1.10	4.14	$1,178,340

As of December 31, 2021, the Company had approximately $2,036,000 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-four months. During the year ended December 31, 2021, the Company recognized $1,657,221 of stock compensation related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of December 31, 2021 (for outstanding options), less the applicable exercise price.

For the year ended December 31, 2022, and 2021, the significant weighted average assumptions relating to the valuation of the Company’s stock options granted were as follows:

	Year Ended December 31,
	2022	2021
Stock price	$0.66	$5.31
Dividend yield	—%	—%
Expected life (years)	3.02	3.01
Expected volatility	69.49%	83.88%
Risk-free interest rate	3.47%	0.47%

Issuances of Options to Officers and Directors

For the year ended December 31, 2022, the Company issued to directors and officers options to purchase 512,065 shares of Common Stock at exercise prices ranging from $0.17 to $0.56 per share, which expire on dates between January 3, 2025 and December 31, 2027. The Company determined the fair market value of these unvested options to be $162,663. In connection with the issuance of these options, the Company recognized $60,515 in stock-based compensation expense for the year ended December 31, 2022.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 – Equity-Continued

For the year ended December 31, 2021, the Company issued to directors and officers to purchase 580,000 shares of Common Stock at exercise prices ranging from $0.84 to $3.37 per share, which vest over a period of two years from the date of grant and expire on dates between January 3, 2025, and December 31, 2026. The Company determined the fair market value of these unvested options to be $1,231,400. In connection with the issuance of these options to officers and directors, for the year ended December 31, 2022, the Company recognized stock-based compensation expense of $678,660. For the year ended December 31, 2021 the Company recognized stock-based compensation expense of $286,312.

Prior to January 1, 2021, the Company previously issued to directors and officers options to purchase 2,743,580 shares of Common Stock at exercise prices ranging from $0.04 to $3.18 per share, with vesting periods ranging from immediate vesting to periods of up to three years from the grant dates, and expire on dates between March 30, 2023, and December 29, 2029. In connection with the issuance of these options to employees and directors, for the year ended December 31, 2022, the Company recognized stock-based compensation expense of $453,356, for the year ended December 31, 2021 the Company recognized stock-based compensation expense of $684,950.

Cancellations of Options

During the year ended December 31, 2022, as a result of employee terminations and options expirations, stock options aggregating 307,501, with estimated values of approximately $1,063,673, were cancelled. During the year ended December 31, 2021, 257,932 options were cancelled with a grant-date fair value $764,034 due to employee terminations.

Note 11 – Retirement Plans

Defined Benefit Plan

senseFly S.A. sponsors a defined benefit pension plan (the “Defined Benefit Plan”) covering all its employees. The Defined Benefit Plan provides benefits in the event of retirement, death or disability, with benefits based on age and salary. The Defined Benefit Plan is funded through contributions paid by senseFly S.A. and its employees, respectively. The Defined Benefit Plan assets are Groupe Mutuel Prévoyance (“GMP”), which invests these plan assets in cash and cash equivalents, equities, bonds, real estate and alternative investments.

The Projected Benefit Obligation (“PBO”) includes in full the accrued liability for the plan death and disability benefits, irrespective of the extent to which these benefits may be reinsured with an insurer. The actuarial valuations are based on the census data as of December 31, 2022, provided by GMP.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11 – Retirement Plans- Continued

The net periodic benefit cost of the Defined Benefit Plan for the period from January 1, 2022 through December 31, 2022 was as follows:

2022
Service cost	$392,171
Interest cost	11,412
Expected return on plan assets	(102,712)
Amortization of prior service cost (credit)	(2,074)
(Gain) loss recognized due to settlements and curtailments	(23,862)
Net periodic pension benefit cost	$274,935

The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The changes in the projected benefit obligation for the period from January 1, 2022 through December 31, 2022 were as follows:

2022
PBO, beginning of period	$4,209,784
Service cost	392,171
Interest cost	11,412
Plan participation contributions	238,623
Actuarial (gains) / losses	(643,244)
Benefits paid through plan assets	229,285
Curtailments, settlements and special contractual termination benefits	(1,077,952)
Foreign currency exchange rate changes	(60,459)
PBO, end of period	3,299,621
Component representing future salary increases	(115,814)
Accumulated benefit obligation (“ABO”), end of period	$3,183,807

For the period from January 1, 2022 through December 31, 2022, the change in fair value of the Pension Plan assets were as follows:

2022
Fair value of plan assets, beginning of period	$3,878,058
Expected return on plan assets	102,712
Gain / (losses) on plan assets	(460,646)
Employer contributions	357,934
Plan participant contributions	238,623
Benefits paid through plan assets	229,285
Settlements	(1,002,215)
Foreign currency exchange rate changes	(47,347)
Fair value of plan assets, end of period	$3,296,404

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11 – Retirement Plans- Continued

senseFly S.A.’s investment objectives are to ensure that the assets of its Defined Benefit Plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans' benefit obligations as they become due. senseFly S.A. believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. senseFly’s investment strategy with respect to the Defined Benefit Plan is to invest in accordance with the following allocation: 27.5% in equities, 35.4% in bonds, 17.3% in real estate, 11.3% in alternative investments and 8.5% in cash and cash equivalents.

The following tables present the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$279,883	$-	$-	$279,883
Equity securities	906,136	-	-	906,136
Bonds	1,167,789	-	-	1,167,789
Real estate	-	570,490	-	570,490
Alternative investments	-	372,105	-	372,105
Total fair value of plan assets	$2,353,808	$942,596	$-	$3,296,404

The following table shows the unfunded status of the Defined Benefit Plan, defined as plan assets less the projected benefit obligation as of December 31, 2022:

Fair value of plan assets	$3,296,404
Less: PBO	(3,299,621)
Underfunded status, end of period	$(3,217)

As of December 31, 2022, the underfunded status is included in other liabilities on the consolidated balance sheet.

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the period from January 1, 2022 through December 31, 2022, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were as follows:

2022
Net prior service (cost) / credit	$13,941
Net gain / (loss)	121,498
Accumulated other comprehensive income (loss), net of tax	$135,439

The net prior service credit included in accumulated other comprehensive loss as of December 31, 2022, is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2023.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 11 – Retirement Plans- Continued

The actuarial assumptions for the Defined Benefit Plan were as follows:

Benefit obligations:
Discount rate	2.25%
Estimated rate of compensation increase	1.25%
Periodic costs:
Discount rate	2.25%
Estimated rate of compensation increase	1.25%
Expected average rate of return on plan assets	3.85%

The following table shows expected benefit payments from the Defined Benefit Plan for the next five fiscal years and the aggregate five years thereafter:

Year ending December 31:	Expected Plan Benefit Payments
2023	$407,493
2024	391,408
2025	372,105
2026	351,731
2027	331,356
2028-2032	1,380,114
Total expected benefit payments by the plan	$3,234,208

Defined Contribution Plan

The Company sponsors the AgEagle Aerial Systems 401(k) Plan (the “401(k) Plan”) that covers substantially all eligible employees in the United States. The Company matches contributions made by eligible employees, subject to certain percentage limits of the employees’ earnings. For the years ended December 31, 2022 and 2021, the Company's employer contribution to the 401(k) Plan totaled $149,543 and $11,127, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 12 – Warrants

Warrants Issued

On December 6, 2022, the Company entered into a purchase agreement, described above in Note 9, pursuant to which the Company agreed to issue to the Investor in a registered direct offering a warrant to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.44 per share, subject to standard anti-dilution adjustments. The Warrant is not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023.

In connection with the sales of Series F Preferred Stock (see Note 10), the Company issued a warrant to the investor to purchase 16,129,032 shares of Common Stock, par value $0.001 per share, Series F Warrants with an initial exercise price equal to $0.96, subject to adjustment, per share of Common Stock. The Series F Warrants are not exercisable for the first six months after its issuance and have a three-year term from its initial exercise date of December 30, 2022. Upon the issuance of the 5,000,000 shares of Common Stock warrants at $0.44 per share, above, the Series F Warrant exercise price was reduced to $0.44 (see Note 10 for further disclosures).

Upon exercise of the Series F Warrants in full by the investor, the Company would receive additional gross proceeds of approximately $7,100,000.

Warrant Conversions

On February 8, 2021, the Company received $8,305,368 in additional gross proceeds associated with the exercise of 2,516,778 of warrants issued at a price of $3.30 in connection with a securities purchase agreement dated August 4, 2020.

As of December 31, 2021, there were no warrants outstanding. As of December 31, 2022, the intrinsic value of the warrants was nil.

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2020	2,516,778	$3.30		0.83
Issued	—	—		—
Exercised	(2,516,778)	3.30		—
Outstanding as of December 31, 2021	—	$—		—
Issued	21,129,032	$0.44	*	-
Exercised	—	—		—
Outstanding as of December 31, 2022	21,129,032	$0.44	*	3.06
Exercisable as of December 31, 2022	—	—		—

* Reflects the exercise price after the Down Round Trigger event on December 6, 2022 (see Notes 9 and 10).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 13 – Leases

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

Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease are split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the consolidated statement of operations. Variable lease payments are expensed as incurred.

The Company has an operating lease in Wichita, Kansas, which serves as its corporate offices. The lease commencement date was November 1, 2020, and will expire on October 31, 2023, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $82,500.

As a result of the MicaSense Acquisition, the Company assumed an operating lease for office space in Seattle, Washington that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. The estimated cash rent payments due through the expiration of this operating lease total approximately $682,000.

As a result of the Measure Acquisition, the Company assumed the operating leases for office space in Washington, D.C. and Austin, Texas. The prior operating lease in Washington, D.C. expired in September 2021 and the operating lease in Austin, Texas expired in December 2021. The Company signed a new operating lease agreement for its office space in Washington, D.C. in July 2021, beginning on October 1, 2021 and expired in December 2022 and was not renewed. Additionally, the Company signed a new operating lease agreement for its office space in Austin, Texas commencing in August 2021 and expired in December 2022 and was not renewed. No cash rent payments are due through the expiration of these two operating leases.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 13 – Leases

As a result of the senseFly Acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh will expire in June 2023 and while the operating lease in Lausanne was set to expire in April 2023; the Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification; therefore, a five year renewal option was automatically triggered in March 2022. Therefore, the Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of these three operating leases total approximately $4,384,689.

As of December 31, 2022 and 2021, balance sheet information related to the Company’s operating leases is as follows:

		December 31,
	Balance Sheet Location	2022	2021
Right of use asset	Right of use asset	$3,952,317	$2,019,745
Current portion of operating lease liability	Current portion of operating lease liabilities	$628,113	1,235,977
Long-term portion of operating lease liability	Long-term portion of operating lease liabilities	$3,161,703	$942,404

For the years ended December 31, 2022 and 2021, operating lease expense payments were $1,287,143 and $532,892, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2022, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023	$840,348
2024	945,271
2025	951,344
2026	742,855
2027	723,901
Thereafter	180,970
Total future minimum lease payments, undiscounted	4,384,689
Less: Amount representing interest	(594,873)
Present value of future minimum lease payments	$3,789,816
Present value of future minimum lease payments – current	$628,113
Present value of future minimum lease payments – long-term	$3,161,703

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 13 – Leases

As of December 31, 2022 and 2021, the weighted average lease-term and discount rate of the Company’s leases are as follows:

	Year ended December 31,
Other Information	2022	2021
Weighted-average remaining lease terms (in years)	4.8	2.3
Weighted-average discount rate	6.0%	6.0%

For the years ended December 31, 2022 and 2021, supplemental cash flow information related to leases is as follows:

	Year ended December 31,
Other Information	2022	2021
Cash paid for amounts included in the measurement of liabilities:
Operating cash flows for operating leases	$1,614,468	$532,892
Lease liabilities related to the acquisition of right of use assets:
Operating leases	$—	$2,196,370

Note 14 – Commitments and Contingencies

Board Appointments and Departures

Ms. Kelly J. Anderson

Appointment as Board Member and Chairman of the Audit Committee

On December 6, 2022, the Board of Directors of AgEagle appointed Kelly J. Anderson as a Board member to fill the vacancy created by the recent resignation of Luisa Ingargiola, effective December 5, 2022. Ms. Anderson qualifies as an independent director under the corporate governance standards of the NYSE American and meets the financial sophistication requirements of the NYSE American. She also meets the independence requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Also effective on December 5, 2022, Ms. Anderson was appointed to the Company’s Compensation Committee and Nominating and Corporate Governance Committee and was appointed to chair the Company’s Audit Committee.

As compensation for services as an independent director, Ms. Anderson shall receive an annual cash fee of $60,000, payable quarterly; and a quarterly grant of 25,000 stock options with an exercise price at the current market price of the Company’s Common Stock at the time of issuance (the “Quarterly Options”). The Quarterly Options are exercisable for a period of five years from the date of grant and vest in equal quarterly installments over a period of two years from the date of grant.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 – Commitments and Contingencies-Continued

Ms. Luisa Ingargiola

Departure of Board Member

                On November 18, 2022, Ms. Luisa Ingargiola resigned as a director, a member of the Compensation Committee and Nominating and Corporate Governance committee, and the chair of the Audit Committee of AgEagle. Ms. Ingargiola’s resignation from the Company’s Board of Directors was not a result of any disagreement with management or any matter relating to the Company’s operations, policies or practices.

Executive Appointments and Departures

Mr. Michael O’Sullivan

Appointment as Chief Commercial Officer

                On April 11, 2022, Michael O’Sullivan (“Mr. O’Sullivan”) was appointed as the Company’s Chief Commercial Officer, Mr. O’Sullivan will receive an annual base salary of 250,000 CHF per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. In accordance with the 2022 Executive Compensation Plan and as approved by the Compensation Committee, Mr. O’Sullivan will be eligible to receive an annual cash bonus of up to 30% of his then-current base salary and RSUs with a fair value of up to 150,000 CHF, based upon achievement of the performance milestones established in the 2022 Executive Compensation Plan. Furthermore, Mr. O’Sullivan is entitled to a service-based bonus, comprised of a cash bonus of 87,500 CHF and RSUs with a fair value of 87,500 CHF. Upon execution of his employment agreement with the Company, Mr. O’Sullivan was immediately granted RSUs with a fair value of 43,750 CHF, as part of his service-based bonus. The remaining RSUs with a fair value of 43,750 CHF and the cash payment of 87,500 CHF will vest in October 2022. In addition, Mr. O’Sullivan is entitled to receive a quarterly grant of 10,000 stock options at the fair market value of the Company’s Common Stock on the grant date, vesting over two years, and exercisable for a period of five years.

Mr. O’Sullivan is provided with severance benefits in the event of termination without cause or for good reason, as defined in his employment offer letter. Upon execution of a severance agreement entered into between Mr. O’Sullivan and the Company, Mr. O’Sullivan will be entitled to the following benefits: (i) three months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) three months of paid Garden Leave, which is paid in the form of salary continuation, in accordance with the laws of Switzerland; and (iii) a grant of fully-vested RSUs with a fair market value of 150,000 CHF on the date of termination of employment, pursuant to the terms of the separation agreement.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 – Commitments and Contingencies-Continued

Mr. Barrett Mooney

Appointment as Chief Executive Officer and Chairman of the Board

On January 17, 2022, Mr. Barrett Mooney, the Company’s Chairman of the Board and the Chief Executive Officer immediately preceding Mr. Michael Drozd, was reappointed to serve as the Chief Executive Officer of the Company and to continue in his role as Chairman of the Board. In his role as Chief Executive Officer, Mr. Mooney will receive an annual base salary of $380,000 per year, subject to annual performance reviews and revisions by and at the sole discretion of the Compensation Committee. In accordance with the 2022 Executive Compensation Plan, approved by the Compensation Committee, Mr. Mooney is entitled to receive an annual bonus comprised of up to 35% of his base salary in cash and 350,000 in RSUs, based upon his performance as determined by certain metrics established by the Board and Mr. Mooney. In addition,

Mr. Mooney is entitled to receive a quarterly grant of 25,000 stock options at the fair market value of the Company’s Common Stock on the issuance date, vesting over two years, and exercisable for a period of five years.

Mr. Mooney is provided with severance benefits in the event of termination without cause or for good reason, as defined in her amended employment offer letter. Upon execution of a severance agreement entered into between Mr. Mooney and the Company, Mr. Mooney will be entitled to the following benefits: (i) six months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) reimbursement of COBRA health insurance premiums at the same rate as if the executive officer were an active employee of the Company (conditioned on the executive officer having elected COBRA continuation coverage) for a period of 6 months or, if earlier, until the executive officer is eligible for group health insurance benefits from another employer; and (iii) a grant of fully-vested RSUs with a fair market value of $190,000 on the date of termination of employment, pursuant to the terms of the separation agreement.

The severance benefits are conditioned upon (i) continued compliance in all material respects with Mr. Mooney’s continuing obligations to the Company, including, without limitation, the terms of the amended employment offer letter and of the confidentiality agreement that survive termination of employment with the Company, and (ii) signing (without revoking if such right is provided under applicable law) a separation agreement and general release in a form provided to the executive officer by the Company on or about the date of termination of employment.

          In the event the Board of Directors (the “Board”) determines in its discretion that Mr. Mooney must relocate his principal place of performance of her duties, the Company shall pay and/or reimburse his expenses in connection with such relocation.

Mr. Torres Declet

Resignation as Chief Executive Officer

On January 17, 2022, the Company and Mr. Brandon Torres Declet mutually agreed to Mr. Torres Declet’s resignation as Chief Executive Officer and as a director of the Company. In connection with his departure, and in accordance with his employment agreement with the Company, Mr. Torres Declet will receive base salary continuation equal to six months of his then annual salary, reimbursement of COBRA health insurance premiums for a period of six months at the same rate as if Mr. Torres Declet were an active employee of the Company, and a grant of fully-vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment, resulting in the issuance of 111,607 RSUs.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 – Commitments and Contingencies-Continued

Appointment as Chief Executive Officer and Chief Operating Officer

On April 19, 2021, in connection with the Measure Acquisition, the Board approved the appointment of Mr. Torres Declet as the Company’s Chief Operating Officer. Mr. Declet also served as the President of Measure. Prior to joining the Company, Mr. Declet, co-founded Measure, and since 2014, served as its President. In his position as Chief Operating Officer, Mr. Declet received an annual base salary of $225,000 per year, subject to increases at the discretion of the Board. Mr. Declet was eligible for an annual cash bonus of up to 20% of his then-current base salary, as determined by the Board in its good faith discretion, based on the achievement of a combination of personal and Company objectives. Mr. Declet was also eligible to participate in any benefit plans offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. Mr. Declet would be awarded a one-time grant of 125,000 RSUs that vest on a pro rata basis over one year commencing on the date of closing of the Measure Acquisition. Additionally, Mr. Declet was entitled to be granted, on a quarterly basis, non-qualified options to acquire 25,000 shares of Company Common Stock.

On May 24, 2021, Mr. Torres Declet was appointed to serve as the new Chief Executive Officer of the Company. Mr. Torres Declet did not continue to serve as the Company’s Chief Operating Officer. On June 11, 2021, the Board upon recommendation of the Compensation Committee, approved an increase in Mr. Torres Declet’s annual base salary from $225,000 to $235,000, effective as of May 24, 2021, commensurate with his new position as Chief Executive Officer. Mr. Torres Declet was entitled to receive an annual 20% bonus, comprised of a mix of cash and RSUs, based upon his performance as determined by certain metrics established by the Board and Mr. Torres Declet.

On November 12, 2021, the Board, in connection with the 2021 senseFly Acquisition and the 2021 Executive Bonus Compensation Plan, approved a bonus of $10,000 cash and 75,000 RSUs to Mr. Torres Declet.

On February 7, 2022, the Company’s Board, upon recommendation of the Compensation Committee, approved the 2021 Executive Bonus Award comprising of $5,000 in cash bonus and the issuance of 42,500 RSUs for Mr. Torres Declet, the Company’s Chief Executive Officer.

Mr. J. Michael Drozd

Resignation as Chief Executive Officer

On May 24, 2021, the Company and Mr. J. Michael Drozd (“Mr. Drozd”) mutually agreed to Mr. Drozd’s resignation as Chief Executive Officer, effective immediately (the “Termination Date”). Mr. Drozd resigned to pursue new career opportunities. In connection with his departure, Mr. Drozd and the Company entered into a separation agreement and General Release, dated June 11, 2021 ("Separation Agreement”), pursuant to which, among other things, the Company agreed to and did pay Mr. Drozd the following: (i) his regular base salary at the annual rate of $235,000 through the Termination Date; (ii) an annual performance bonus comprised of $37,130 in cash and 118,500 shares of the Company’s Common Stock, (iii) severance pay equal to six months of his base salary as of the Termination Date; (iv) reimbursement for six months’ of COBRA health insurance premiums at the same rate as if Mr. Drozd were an active employee of the Company; (v) cash payment equal to three days of accrued and unused vacation days; and (vi) 26,652 fully-vested RSUs with a fair value of $125,000 at the date of grant. Additionally, Mr. Drozd’s then outstanding and unvested equity awards continued to be governed by the terms of the applicable award agreements, except that 8,333 of the 100,000 RSUs granted to him on April 19, 2021, in accordance with his employment agreement with the Company, vested on the effective date of the Separation Agreement.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 – Commitments and Contingencies-Continued

Nicole Fernandez-McGovern

Employment Arrangements for Nicole Fernandez-McGovern, Chief Financial Officer

On April 19, 2021, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved changes in the compensation of Mrs. Nicole Fernandez-McGovern (“Mrs. Nicole Fernandez-McGovern”) and entered into an agreement whereby (i) an additional one-time grant of 125,000 RSUs that will vest on a pro rata basis over one year subject to the terms of an RSU grant agreement, and (ii) an increase in the number of grants, on a quarterly basis, of non-qualified options from 15,000 to 25,000 shares of Company common stock subject to the terms of the Plan, and the vesting requirements, the term of the option and exercisability at an exercise price equal to the fair market value of the option shares will be set forth in a grant agreement as of each date of grant. Mrs. Fernandez-McGovern’s current base salary and potential bonus payments have not been changed however she is provided with severance benefits in the event of termination without cause or for good reason, as defined in her amended employment offer letter. Upon execution of a severance agreement entered between Mrs. Fernandez-McGovern and the Company, Mrs. Fernandez-McGovern will be entitled to the following benefits: (i) six months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) reimbursement of COBRA health insurance premiums at the same rate as if the executive officer were an active employee of the Company (conditioned on the executive officer having elected COBRA continuation coverage) for a period of 6 months or, if earlier, until the executive officer is eligible for group health insurance benefits from another employer; and (iii) a grant of fully-vested RSUs with a fair market value of $125,000 on the date of termination of employment, pursuant to the terms of the separation agreement.

The severance benefits are conditioned upon (i) continued compliance in all material respects with Mrs. Fernandez-McGovern’s continuing obligations to the Company, including, without limitation, the terms of the amended employment offer letter and of the confidentiality agreement that survive termination of employment with the Company, and (ii) signing (without revoking if such right is provided under applicable law) a separation agreement and general release in a form provided to the executive officer by the Company on or about the date of termination of employment.

          In the event the Board of Directors (the “Board”) determines in its discretion that Mrs. Fernandez-McGovern must relocate her principal place of performance of her duties, the Company shall pay and/or reimburse her expenses in connection with such relocation.

Approval of 2022 Executive Compensation Plan and Awards to Ms. Fernandez-McGovern

On February 7, 2022, the Company’s Board, upon recommendation of the Compensation Committee, approved the 2021 Executive Bonus Award comprising of $10,000 in cash bonus and the issuance of 62,500 RSUs for Mrs. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer.

Additionally, on February 7, 2022, the Company’s Board, upon recommendation of the Compensation Committee, approved the adoption of its 2022 Executive Compensation Plan pursuant to which, if all performance milestones related to the Company’s operational, financial, and strategic targets are met, Mrs. Fernandez-McGovern will be eligible to receive the following:(i) an annual cash bonus of up to 35% of her then-current base salary and RSUs with a fair value of up to $300,000, based upon achievement of the performance milestones established in the 2022 Executive Compensation Plan. (ii) a service-based bonus, comprised of a cash bonus of $50,000 and RSUs with a fair value of $50,000, which is payable in October 2022, and (iii) a quarterly grant of 25,000 stock options at the fair market value of the Company’s Common Stock on the grant date, vesting over two years, and exercisable for a period of five years.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 14 – Commitments and Contingencies-Continued

On November 12, 2021, the Board, in connection with the 2021 senseFly Acquisition and the 2021 executive compensation plan, approved a spot bonus of cash bonus of $10,000 and 75,000 RSUs to Mrs. Fernandez-McGovern.

The Company has various employment agreements with various employees of the Company which it considers normal and in the ordinary course of business along with agreements for all its directors which it has previously disclosed.

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of December 31, 2022, the Company had purchase commitments of approximately $3,155,867. These purchase commitments are expected to be realized during the year ending December 31, 2023.

Note 15 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2022 and 2021, respectively:

Mrs. Fernandez-McGovern is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company. For the years ended December 31, 2022 and 2021, the expenses related to services provided by Premier Financial Filings to the Company, were $18,371 and $33,930, respectively. These expenses are included within general and administrative expenses in the Company’s consolidated statements of operations.

One of the Company’s directors, Mr. Thomas Gardner, is one of the principals of NeuEon, Inc, which provides services to the Company as the Chief Technology Officer. For the years ended December 31, 2022 and 2021, the expenses related to services provided by NeuEon Inc. to the Company were $153,750 and $293,750, respectively. These expenses are included within the general and administrative expenses in the Company’s consolidated statements of operations.

Following his resignation as Chief Executive Officer in May 2020, Mr. Mooney agreed to provide consulting services to the Company, as needed, at a fixed fee of $4,500 per month on a month-to-month basis, plus reimbursement for travel expenses. On July 20, 2020, the Board, upon recommendation of the Compensation Committee, increased Mr. Mooney’s monthly fee for consulting services to $10,000 from $4,500 per month. For the years ended December 31, 2022 and 2021, the Company recognized $0 and $25,000 of expenses, which are included in the general and administrative expenses in the Company’s consolidated statement of operations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 16 – Income Taxes

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

As of December 31, 2022 and 2021, the total of all net deferred tax assets was $11,170,665 and $8,820,453, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $11,170,665 and $8,820,453 as of December 31, 2022 and 2021, respectively. The change in the valuation allowance during the years ended December 31, 2022 and 2021 was $2,350,212 and $5,542,986, respectively.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides for an acceleration of alternative minimum tax credit refunds, the deferral of certain employer payroll taxes, the availability of an employee retention credit, and expands the availability of net operating loss usage. In addition, other governments in state and local markets in which we operate also enacted certain relief measures.

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

As of December 31, 2022, the Company has a federal and state net operating loss carry forward of approximately $38,733,732 and $17,975,553, respectively. Of those balances, the Company has $7,661,107 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carry forwards of $11,428,419 which expire in 2028-2029. The Company has state net operating carry forwards of $13,113,999 which expire between 2024-2041, and the remaining amounts have no expiration.

The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitations may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. The Company has not conducted a formal ownership change analysis as required under Section 382; however, we intend to do so if we anticipate recognizing tax benefits associated with the net operating loss carryforwards.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 16 – Income Taxes-Continued

As of December 31, 2022, the Company determined it is more likely than not that it will not realize our temporary deductible differences and net operating loss carryforwards, and as such, has provided a full valuation allowance on our net deferred tax asset.

During the years ended December 31, 2022 and 2021, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. AgEagle files U.S. federal and state income tax returns, as required by law. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits. The Company is open to federal and state examination on the 2019 through 2021 income tax returns filed.

For the years ended December 31, 2022 and 2021, a reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2022		2021
	Amount	Rate	Rate	Amount
Computed tax at the expected statutory rate	$(12,233,282)	21.00%	$(6,337,648)	21.00%
State and local income taxes, net of federal	(193,910)	0.33%	(249,537)	0.83%
Permanent differences	8,892,114	(15.26)%	1,821,323	(6.04)%
Other adjustments	(57,579)	0.09%	409,229	(1.36)%
Stock compensation	172,056	(0.30)%	—	—
Return to provision adjustment	369,793	(0.63)%	(11,518)	(0.04)%
Purchase accounting	—	-	(1,298,228)	4.30%
Foreign tax differential	700,596	(1.20)%	123,393	(0.41)%
Change in valuation allowance	2,350,212	(4.03)%	5,542,986	(18.37)%
Income tax expense (benefit)	$—	0.00%	$—	0.00%

As of December 31, 2022 and 2021, the temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities):

	2022	2021
Property and equipment	$(100,019)	$(75,342)
Other current liabilities	-	28,284
Intangible assets	(1,036,649)	(1,399,267)
Equity compensation	1,001,945	742,175
Other accrued expenses	758,951	237,508
Net operating loss carry forward	8,820,107	8,900,739
Tax credits	1,726,330	386,356
Total deferred tax assets	11,170,665	8,820,453
Valuation allowance	(11,170,665)	(8,820,453)
Net deferred tax assets	$—	$—

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 16 – Income Taxes-Continued

The Company’s provision is primarily driven by the full valuation allowance in 2022 and 2021.

	2022	2021
Current
U.S. Federal	$—	$—
U.S. State	5,750	—
U.S. Foreign	—	—
Total current provision	5,750	—
Deferred	—	—
U.S. Federal	—	—
U.S. State	—	—
U.S. Foreign	—	—
Total deferred benefit	—	—
Change in valuation allowance	—	—
Total provision for income taxes	$5,750	$—

                The Company’s income (loss) before provision for incomes taxes consisted of the following amounts:

	For the Year ended December 31,
	2022	2021
United States	$(48,536,722)	$(28,467,858)
International	(9,717,001)	(1,640,822)
Total net income (loss) before income taxes	$(58,253,723)	$(30,108,680)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 17 – Segment Information

The Company conducts the business through the following three operating segments: Drones, Sensors and SaaS.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of December 31, 2022 and 2021 and for the years then ended operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of December 31, 2022
Goodwill	$—	$—	$18,972,896	$4,206,515	$23,179,411
Assets	$4,785,643	$14,930,789	$26,081,788	$8,386,654	$54,184,874

As of December 31, 2021
Goodwill	$—	$12,655,577	$18,972,896	$33,238,809	$64,867,282
Assets	$14,516,466	$27,073,211	$25,548,066	$37,545,298	$104,683,041

Net (Loss) Income

	Corporate	Drones	Sensors	SaaS	Total
Year ended December 31, 2022
Revenue	$—	$9,840,321	$8,655,434	$598,670	$19,094,425
Cost of sales	—	4,762,888	5,086,993	1,026,427	10,876,308
Loss from operations (1)	(10,177,362)	(22,004,223)	10,958	(32,106,210)	(64,276,837)
Other income (expense), net	6,416,717	(356,095)	(30,893)	(6,615)	6,023,114
Net loss	$(3,760,645)	$(22,360,318)	$(19,935)	$(32,112,825)	$(58,253,723)

Year ended December 31, 2021
Revenue	$—	$2,428,858	$6,793,727	$538,367	$9,760,952
Cost of sales	—	1,474,368	3,303,286	727,054	5,504,708
Loss from operations (2)	(11,976,556)	(1,803,370)	(1,266,599)	(15,246,247)	(30,292,772)
Other income (expense), net	121,926	(16,007)	26,786	51,387	184,092
Net loss	$(11,854,630)	$(1,819,377)	$(1,239,813)	$(15,194,860)	$(30,108,680)

 (1) Includes goodwill impairment $41,687,871 for the Drone and SaaS reporting segments

(2) Includes goodwill impairment $12,357,921 for the SaaS reporting segment

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 17 – Segment Information-Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Year ended December 31, 2022
North America	$5,320,034	$3,173,347	$598,670	$9,092,051
Europe, Middle East and Africa	3,537,463	3,309,039	—	6,846,502
Asia Pacific	982,824	1,756,253	—	2,739,077
Other	—	416,795	—	416,795
Total	$9,840,321	$8,655,434	598,670	$19,094,425

Year ended December 31, 2021
North America	$527,292	$2,235,143	$538,367	$3,300,802
Europe, Middle East and Africa	1,074,413	2,587,399	—	3,661,812
Asia Pacific	257,021	1,224,719	—	1,481,740
Other	570,132	746,466	—	1,316,598
Total	$2,428,858	$6,793,727	$538,367	$9,760,952

Note 18 – Subsequent Events

On January 24, 2023, the board of directors (the “Board”) of AgEagle Aerial Systems Inc. (the “Company”) approved and adopted the Second Amended and Restated Bylaws (the “Amended Bylaws”) which became effective immediately. The Amended Bylaws, among other things, lowered the quorum requirement for all meetings of shareholders from the holders of a majority to the holders of 33-1/3%, of the issued and outstanding shares of the Company’s common stock entitled to vote at all such meetings.

At a Special Meeting of the Shareholders of AgEagle, held on February 3, 2023 in Miami, Florida, the Company’s shareholders of record as of the close of business on December 9, 2022 and entitled to vote, approved the issuance of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), representing more than 20% of the Company’s Common Stock outstanding upon the purchase of Series F convertible preferred stock, par value $0.001 per share (the “Series F Convertible Preferred Stock”), convertible into shares of Common Stock and warrants exercisable for shares of Common Stock (the “Warrants”), in accordance with NYSE American Rule 713(a)(ii). Since the approval of the reverse stock split proposal required the affirmative vote of a majority of shares issued and outstanding, and the Company has not obtained the requisite vote for approval of the reverse stock split proposal, the only proposal adopted by the shareholders at the Special meeting was the shares issuance proposal.

On March 9, 2023, the Company received an Investor Notice to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”) convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Preferred Stock, at a conversion price of $0.42 per share and associated Common Stock warrant to purchase up to 7,142,715 shares of Common Stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 18 – Subsequent Events-Continued

The Additional Series F Preferred and the Additional Warrant were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Neither the Additional Series F Preferred nor the Additional Warrant has been registered under the Securities Act, or applicable state securities laws, and none may be offered or sold in the United States absent registration under the Securities Act or an exemption from such registration requirements. The Company is obligated to file a registration statement on Form S-3 (or Form S-1, if the Company is not eligible to use a Form S-3) to register the shares underlying the Additional Series F Preferred and the Additional Warrant no later than ten days after filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

