Form 10-Q
period 2023-03-31
AgEagle Aerial Systems Inc.
filed 2023-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 92,321,375 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
ASSETS	March 31, 2023 (unaudited)	December 31, 2022
CURRENT ASSETS:
Cash	$2,847,908	$4,349,837
Accounts receivable, net	2,910,500	2,213,040
Inventories, net	6,583,888	6,685,847
Prepaid and other current assets	838,495	1,029,548
Notes receivable	185,000	185,000
Total current assets	13,365,791	14,463,272

Property and equipment, net	700,079	791,155
Right of use asset	3,783,318	3,952,317
Intangible assets, net	10,855,866	11,507,653
Goodwill	23,179,411	23,179,411
Other assets	302,875	291,066
Total assets	$52,187,340	$54,184,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,467,193	$1,845,135
Accrued expenses	1,205,554	1,680,706
Promissory note, net of debt discount	933,694	287,381
Contract liabilities	554,926	496,390
Current portion of lease liabilities	620,973	628,113
Current portion of COVID loans	451,144	446,456
Total current liabilities	5,233,484	5,384,181

Long term portion of lease liabilities	2,998,202	3,161,703
Long term portion of COVID loans	406,354	446,813
Defined benefit plan obligation	—	106,163
Long term portion of promissory note, net of debt discount	1,384,112	1,861,539
Total liabilities	10,022,152	10,960,399

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 7,865 shares issued and outstanding as of March 31, 2023, and 5,863 shares issued and outstanding as of December 31, 2022, respectively	8	6
Common Stock, $0.001 par value, 250,000,000 shares authorized, 90,771,375 and 88,466,613 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	90,772	88,467
Additional paid-in capital	158,378,640	154,679,363
Accumulated deficit	(116,408,919)	(111,553,444)
Accumulated other comprehensive income	104,687	10,083
Total stockholders’ equity	42,165,188	43,224,475
Total liabilities and stockholders’ equity	$52,187,340	$54,184,874

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$4,057,069	$3,841,978
Cost of sales	2,078,437	2,477,086
Gross Profit	1,978,632	1,364,892

Operating Expenses:
General and administrative	3,579,522	5,481,380
Research and development	1,582,343	2,184,924
Sales and marketing	977,875	1,180,529
Total Operating Expenses	6,139,740	8,846,833
Loss from Operations	(4,161,108)	(7,481,941)

Other Income (Expense):
Interest expense, net	(305,497)	(16,332)
Other expense, net	(132,894)	(98,299)
Total Other Expense, net	(438,391)	(114,631)
Loss Before Income Taxes	(4,599,499)	(7,596,572)
Provision for income taxes	—	—
Net Loss attributable to common stockholders	$(4,599,499)	$(7,596,572)

Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.10)

Weighted Average Number of Shares Outstanding During the Period – Basic and Diluted	89,649,999	77,923,660

Comprehensive Loss:
Net Loss attributable to common stockholders	$(4,599,499)	$(7,596,572)
Amortization of unrecognized periodic pension costs	43,345	—
Foreign currency cumulative translation adjustment	51,259	20,172
Total comprehensive loss, net of tax	(4,504,895)	(7,576,400)
Accrued dividends on Series F Preferred Stock	(66,921)	—
Deemed dividend on Series F Preferred Stock and warrant	(255,976)	—
Total comprehensive loss available to common stockholder	$(4,827,792)	$(7,576,400)

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	3,000	3	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(998)	(1)	2,304,762	2,305	(2,304)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(66,921)	—	—	(66,921)
Deemed dividend on Series F Preferred Stock and warrant	—	—	—	—	255,976	—	(255,976)	—
Stock-based compensation expense	—	—	—	—	512,529	—	—	512,529
Amortization of unrecognized periodic pension costs	—	—	—	—	—	43,345	—	43,345
Foreign currency cumulative translation adjustment	—	—	—	—	—	51,259	—	51,259
Net loss	—	—	—	—	—	—	(4,599,499)	(4,599,499)
Balance as of March 31, 2023	7,865	$8	90,771,375	$90,772	$158,378,640	$104,687	$(116,408,919)	$42,165,188

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Sales of common stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for SenseFly Acquisition	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Exercise of stock options	—	—	75,000	75	30,675	—	—	30,750
Stock-based compensation expense	—	—	—	—	1,753,881	—	—	1,753,881
Foreign currency cumulative translation adjustment	—	—	—	—	—	20,172	—	20,172
Net loss	—	—	—	—	—	—	(7,596,572)	(7,596,572)
Balance as of March 31, 2022	—	$—	81,568,546	$81,568	$136,988,255	$(50,422)	$(58,650,916)	$78,368,485

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,599,499)	$(7,596,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	512,529	1,753,881
Depreciation and amortization	1,001,338	875,990
Defined benefit plan obligation and other	(148,764)	(7,992)
Amortization of debt discount	168,885	—
Changes in assets and liabilities:
Accounts receivable, net	(684,800)	(232,756)
Inventories, net	138,756	(1,287,229)
Prepaid expenses and other assets	228,733	(144,118)
Accounts payable	(383,607)	(594,938)
Accrued expenses and other liabilities	(547,170)	(105,019)
Contract liabilities	56,577	828,410
COVID loans	(44,598)	—
Other	67,094	—
Net cash used in operating activities	(4,234,526)	(6,510,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,337)	(74,951)
Acquisition of senseFly, net of cash acquired	—	(489,989)
Acquisition of MicaSense, net of cash acquired	—	(2,446,512)
Capitalization of platform development costs	(139,509)	(319,799)
Capitalization of internal use software costs	(109,345)	(171,907)
Net cash used in investing activities	(254,191)	(3,503,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	—	4,583,341
Sale of Preferred Stock, Series F Convertible	3,000,000	—
Exercise of stock options	—	30,750
Net cash provided by financing activities	3,000,000	4,614,091

Effects of foreign exchange rates on cash flows	(13,212)	(4,517)

Net decrease in cash	(1,501,929)	(5,403,927)
Cash at beginning of period	4,349,837	14,590,566
Cash at end of period	$2,847,908	$9,186,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock, Series F Convertible to Common Stock	$2,305	$—
Dividends on Series F Preferred Stock	$66,921	$—
Deemed dividend on Series F Preferred stock and warrant	$255,976	$—
Stock consideration for the senseFly Acquisition	$—	$3,000,000

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

 Description of Business – AgEagle™ Aerial Systems Inc. ("AgEagle” or the "Company”), through its wholly-owned subsidiaries, AgEagle Aerial, Inc., DBA MicaSense™, Inc. ("MicaSense”), Measure Global, Inc. ("Measure”), senseFly SA, and senseFly Inc. (collectively "senseFly”), is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for its customers in a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government.

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

 The business acquisitions completed during the year ended December 31, 2021 by the Company of 100% of the outstanding stock of MicaSense, Measure and senseFly, respectively are collectively referred to as the "2021 Business Acquisitions.”

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate business and drone manufacturing operations in Raleigh, North Carolina. In addition, the Company operates business and manufacturing operations in Lausanne, Switzerland in support of our international business activities.

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission ("SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 4, 2023. The results for the three-month period ended March 31, 2023 and 2022, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation-Continued

The condensed consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., Measure Global, Inc. and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation.

A description of certain of the Company’s accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 31, 2022. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the three months ended March 31, 2023, the Company incurred a net loss of $4,599,499 and used cash in operating activities of $4,234,526. As of March 31, 2023, the Company has working capital of $8,132,307 and an accumulated deficit of $116,408,919. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital is not guaranteed. There is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

Note 2 – Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

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

Fair Value Measurements and Disclosures – ASC Topic 820, Fair Value Measurement ("ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

For short-term classes of our financial instruments, which include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and accrued expenses, their carrying amounts approximate fair value due to their short-term nature. The outstanding loan related to the COVID Loans is carried at face value, which approximates fair value. As of March 31, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

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

Revenue Recognition and Concentration – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. All contracts and agreements are a fixed price and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

The Company generally recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations and comprehensive loss net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

The Company’s software subscriptions to its platforms, HempOverview and Ground Control, are offered on a subscription basis. These subscription fees are recognized equally over the membership period as the services are provided.

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed. As of March 31, 2023 and December 31, 2022, respectively, contract liabilities represents $554,926 and $496,390.

Capitalized Software Development Costs - Software development costs for software to be sold, leased or marketed are accounted for in accordance with ASC Topic 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is recorded per the individual technology software being released and is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss. Annual amortization is recognized on a straight-line basis over the remaining economic life of the software (typically three years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. As of March 31, 2023 and December 31, 2022, respectively, capitalized software costs for platform development, net of accumulated amortization, totaled $1,306,380 and $1,332,516, respectively, and are included in intangible assets, net on the condensed consolidated balance sheets.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

As of March 31, 2023 and December 31 2022, capitalized software costs for internal-use software related to the Company’s implementation of its enterprise resource planning (“ERP”) software, totaled $751,976 and $721,795, respectively, net of accumulated amortization and are included in intangible assets, net on the condensed consolidated balance sheets. The Company placed its ERP into service on May 1, 2022.

Foreign Currency - The Company translates assets and liabilities of its foreign subsidiary, senseFly S.A., to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. The Company translates the condensed consolidated statements of operations and comprehensive loss of its foreign subsidiary at average exchange rates for the applicable period. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated revenues, certain purchases and intercompany transactions are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, shipping costs were $64,936 and $59,458, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, advertising costs were $40,689 and $60,626, respectively.

Vendor Concentrations – As of March 31, 2023 and December 31, 2022, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

Loss Per Common Share and Potentially Dilutive Securities – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.0001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three months ended March 31, 2023 and 2022, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”) and options to purchase Common Stock from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of March 31, 2023, the Company had 499,856 unvested RSUs and 2,690,543 options outstanding to purchase shares of Common Stock. As of December 31, 2022, the Company had 557,476 unvested RSUs, and 2,561,231 options outstanding to purchase shares of Common Stock. As of March 31, 2023 and December 31, 2022, the company has 28,271,747 and 21,129,032 common stock warrants, respectively.

Segment Reporting – In accordance with ASC Topic 280, Segment Reporting,(“ASC 280”), the Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

The Company has determined that it operates in four segments:

•

Drones, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications.

•	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

•	SaaS, which comprises revenue earned through the offering of online-based subscriptions.

•	Corporate, which comprises corporate costs only.

New Accounting Pronouncements - In March 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard, ASU 2016-13, that introduced the Current Expected Credit Loss (“CECL”) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for the fiscal years beginning after December 15, 2022, and for periods within those fiscal years. Early adoption is permitted.  The Company adopted  ASU 2022-02 effective January 1, 2023 and it did not  have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets

Accounts Receivable, net

As of March 31, 2023 and December 31, 2022, accounts receivable, net consist of the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$2,927,417	$2,229,840
Less: Provisions for doubtful accounts	(16,917)	(16,800)
Accounts receivable, net	$2,910,500	$2,213,040

Inventories, Net

As of March 31, 2023 and December 31, 2022, inventories, net consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$4,455,666	$5,288,206
Work-in process	898,614	1,106,056
Finished goods	1,554,238	614,400
Gross inventories	6,908,518	7,008,662
Less: Provision for obsolescence	(324,630)	(322,815)
Inventories, net	$6,583,888	$6,685,847

 Prepaids and Other Current Assets

As of March 31, 2023 and December 31, 2022, prepaid and other current assets, net consist of the following:

	March 31, 2023	December 31, 2022
Prepaid inventories	$226,177	281,484
Prepaid software licenses and annual fees	208,144	184,429
Prepaid rent	156,914	234,691
Prepaid insurance	92,734	167,794
Prepaid VAT charges	90,165	99,558
Prepaid other and other current assets	64,361	61,592
Prepaid and other current assets	$838,495	$1,029,548

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets-Continued

Property and Equipment, Net

As of March 31, 2023 and December 31, 2022, property and equipment, net consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
Type	(Years)	2023	2022
Leasehold improvements	3	$106,837	$106,837
Production tools and equipment	5	638,575	632,514
Computer and office equipment	3-5	515,010	507,637
Furniture	5	77,486	77,799
Drone equipment	3	170,109	170,109
Total Property and equipment		1,508,017	1,494,896
Less: Accumulated depreciation		(807,938)	(703,741)
Total: Property and equipment, net		$700,079	$791,155

Property and Equipment Depreciation Expense

Classification within the Condensed Consolidated Statements of Operations and Comprehensive Loss	For the Three Months Ended March 31,
	2023	2022
Cost of sales	$63,663	$64,843
General and administrative	37,034	45,892
Total: Depreciation expense	$100,697	$110,735

Intangible Assets, net

As of March 31, 2023 and December 31, 2022, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2022	Additions	Amortization	Balance as of March 31, 2023
Intellectual property/technology	5-7	$4,473,861	$—	$(202,242)	$4,271,619
Customer base	3-10	2,885,657	—	(284,416)	2,601,241
Tradenames and trademarks	5-10	1,757,891	—	(51,986)	1,705,905
Non-compete agreement	2-4	335,933	—	(117,188)	218,745
Platform development costs	3	1,332,516	139,509	(165,645)	1,306,380
Internal use software costs	3	721,795	109,345	(79,164)	751,976
Total Intangibles assets, net		$11,507,653	$248,854	$(900,641)	$10,855,866

As of March 31, 2023, the weighted average remaining amortization period in years is 4.53 years. For the three months ended March 31, 2023 and 2022, amortization expense was $900,641 and $765,255, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets-Continued

For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	(rest of year) 2023	2024	2025	2026	2027	Thereafter	Total
Intellectual property/technology	$606,726	$808,968	$808,968	$808,968	$808,968	$429,021	$4,271,619
Customer base	853,247	889,364	141,145	141,145	141,145	435,195	2,601,241
Tradenames and trademarks	155,959	207,944	207,944	207,944	207,944	718,170	1,705,905
Non-compete agreement	218,745	—	—	—	—	—	218,745
Platform development costs	531,583	534,254	228,917	—	—	11,626	1,306,380
Internal use software costs	246,946	335,223	160,695	9,112	—	—	751,976
Total Intangible assets, net	$2,613,206	$2,775,753	$1,547,669	$1,167,169	$1,158,057	$1,594,012	$10,855,866

Accrued Expenses

As of March 31, 2023 and December 31, 2022, accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Accrued compensation and related liabilities	$251,647	$774,916
Provision for warranty expense	289,304	288,807
Accrued professional fees	244,155	262,737
Accrued Interest	89,444	—
Other	331,004	354,246
Total accrued expenses	$1,205,554	$1,680,706

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 4 – Notes Receivable-Continued

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

  Note 5 – Liabilities Related to Business Acquisition Agreements

As of March 31, 2023 and December 31, 2022, liabilities related to acquisition agreements consist of the following:

	March 31, 2023	December 31, 2022
Holdback related to MicaSense Acquisition Agreement	$—	$23,798
Holdback related to Measure Acquisition	—	—
Holdback related to senseFly Acquisition	—	—
Total acquisition agreement related liabilities	—	23,798
Less: Current portion acquisition agreement-related liabilities	—	—
Long term portion of business acquisition agreement-related liabilities	$—	$—

The remaining liability related to MicaSense Acquisition Agreement as of December 31, 2022 was classified within accrued liabilities on the condensed consolidated balance sheets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 6 – COVID Loans

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three months ended March 31, 2023, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $44,598, for the three months ended March 31, 2022, no payments of principal and interest were required. As of March 31, 2023, the Company’s outstanding obligations under the senseFly COVID Loans are $857,498.

As of March 31, 2023, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2023 (rest of year)	$405,993
2024	90,302
2025	90,302
2026	90,302
2027	180,599
Total	$857,498

Note 7 – Promissory Note

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 7 – Promissory Note- Continued

During the three months ended March 31, 2023, the Company recognized $168,885 of interest expense related to the amortization of the discounts and which has been included in interest expense on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the unamortized discount is $1,182,194.

Beginning June 1, 2023, and on the first business day of each month thereafter, the Company shall pay 1/20th of the original principal amount of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note). In addition, to the extent the Company raises any equity capital (by private placement, public offering or otherwise), the Company shall utilize 50% of the net proceeds from such equity financing to prepay the Note, within two business days of the Company’s receipt of such funds. In the event such equity financing is provided by the Investor, pursuant to the terms of that certain Securities Purchase Agreement, dated as June 26, 2022, or otherwise (an “Additional Investment”), the Investor shall agree to accept 50% less warrant coverage in connection with such Additional Investment, up to $3,300,000 of such Additional Investment. During the three months ended March 31, 2023, the Company recorded $70,000 of interest expense related to the Note  in the consolidated statements of operations and comprehensive loss and as of March 31, 2023 there is $89,444 of  accrued interest including in accrued expenses on the unaudited condensed consolidated balance sheet.

As of March 31, 2023, scheduled principal payments due under the Note and amortization of the discount are as follows:

	Principal Payments	Discount Amortization	Balance, Net of Discount
Current portion of promissory note liability	$1,440,349	$(506,655)	$933,694
Long term portion of promissory note liability	2,059,651	(675,539)	1,384,112
Total	$3,500,000	$(1,182,194)	$2,317,806

Note 8 – Stockholders' Equity

Capital Stock Issuances

Preferred Series F Convertible Stock

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to Alpha 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000, however the company received proceeds of $9,920,000 net of issuance costs. The 10,000 shares of Series F are convertible into 16,129,032 shares of Common Stock at $0.62 per share, subject to adjustment. Alpha will be entitled to receive cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, payable on January 1, April 1, July 1 and October 1, beginning on the first conversion date and subsequent conversion dates.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 8 – Stockholders' Equity-Continued

In connection with the Series F Agreement, the Company issued a warrant to Alpha to purchase 16,129,032 shares of Common Stock, par value $0.001 per share (“Series F Warrants”) with an exercise price equal to $0.96, subject to adjustment, per share of Common Stock. The Series F Warrant, and the shares of Common Stock underling the Series F Warrant are collectively referred to as the “Series F Warrant Shares”. The Series F Warrant is not exercisable for the first six months after its issuance and has a three-year term from its exercise date. Upon exercise of the Series F Warrants in full by Alpha, the Company would receive additional gross proceeds of approximately $10,000,000.

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

On December 6, 2022, upon the issuance of the promissory note and common stock warrants with an exercise price of $0.44 (see Note 7), a down round or anti-dilution trigger event occurred resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.44 from $0.62 and $0.96, respectively (the “December Down Round Trigger”). The December Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F of $565,161 and $1,680,216, respectively, or aggregate deemed dividend of $2,245,377, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

The deemed dividend on the Series F Warrants represents the difference between fair value of the Series F Warrants under the original terms before the December Down Round Trigger and the fair value of the Series F Warrants after December Down Round Trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 3 years, volatility of 150%, risk free rate of 3.77%, and dividend rate of 0%.

On March 9, 2023, the Company received an Investor Notice from Alpha to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”) convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Series F Preferred Stock, at a conversion price of $0.42 per share and associated Common Stock warrant to purchase up to 7,142,715 shares of Common Stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant.

As a result of issuing the additional 3,000 shares of  Series F Convertible Preferred, a down round or anti-dilution trigger event occurred resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.42 from $0.44 (the “March Down Round Trigger”). The March Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F of $38,226 and $217,750, respectively, or aggregate deemed dividend of $255,976, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 8 – Stockholders' Equity-Continued

The deemed dividend on the Series F Warrants represents the difference between fair value of the Series F Warrants under the original terms before the down round trigger and the fair value of the Series F Warrants after down round trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 3 years, volatility of 131%, risk free rate of 4.46%, and dividend rate of 0%.

Both deemed dividends to the Series F stockholder were recorded as additional paid in capital and an increase to accumulated deficit and as an increase to total comprehensive loss attributable to Common Stockholders in computing earnings per share on the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2023, Alpha had converted 998 shares of Series F into 2,304,762 shares of Common Stock and recorded $66,921 cumulative dividends, included in accrued expenses on the unaudited condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

At-the-Market Sales Agreement

For the three months ended March 31, 2022, and in accordance with a May 25, 2021 at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for proceeds of $4,583,341, net of issuance costs of $141,754. For the three months ended March 31, 2023, there were no at-the-market sales.

Acquisition of senseFly

In accordance with the terms of the senseFly S.A. Purchase Agreement, the Company issued 1,927,407 shares of Common Stock to Parrot Drones S.A.S.(“Parrot”) in January 2022 having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot.

Exercise of Common Stock Options

For the three months ended March 31, 2022, 75,000 Common Stock shares were issued in connection with the exercise of stock options previously granted at an exercise price of $0.41 resulting in gross proceeds of $30,750. For the three months ended March 31, 2023 there were no exercise of stock options.

Stock-based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. For the three-months ended March 31, 2023 and 2022, respectively, the company recorded $512,529 and $1,753,881 of stock based compensation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 8 – Stockholders' Equity-Continued

Pension Costs

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

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the three-months ended March 31, 2023, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were $43,345.

Restricted Stock Units

For the three months ended March 31, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,028,960	$2.31
Granted	649,750	0.42
Canceled	(55,870)	1.68
Outstanding as of March 31, 2023	1,622,840	1.58
Vested as of March 31, 2023	1,122,984	1.61
Unvested as of March 31, 2023	499,856	$1.50

For the three months ended March 31, 2023, the aggregate fair value of RSU awards at the time of vesting was $272,908.

As of March 31, 2023, the Company had approximately $304,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twenty months.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 8 – Stockholders' Equity-Continued

For the three months ended March 31, 2022, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,147,250	$3.78
Granted	340,607	1.26
Canceled	(25,500)	2.94
Outstanding as of March 31, 2022	1,462,357	3.21
Vested as of March 31, 2022	721,609	3.74
Unvested as of March 31, 2022	740,748	$2.69

For the three months ended March 31, 2022, the aggregate fair value of RSU awards at the time of vesting was $427,890.

As of March 31, 2022, the Company had approximately $1,340,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately nineteen months.

Issuance of RSUs to Current Officers of the Company

On March 29, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”) the Board, in connection with the 2022 executive compensation plan granted to the officers of the Company 640,000 RSUs, which vested immediately. For the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $268,800, based upon the market price of its Common Stock of $0.42 per share on the date of grant of these RSUs.

Stock Options

For the three months ended March 31, 2023, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,561,231	$2.18	$1.19	3.33	$31,124
Granted	150,000	0.45	0.21	3.02	—
Exercised	—	—	—	—	—
Expired/Forfeited	(20,688)	7.34	3.95	—	—
Outstanding as of March 31, 2023	2,690,543	2.05	3.19	3.81	93,764
Exercisable as of March 31, 2023	2,148,109	$2.34	$1.28	2.87	$83,521

As of March 31, 2023, the Company had approximately $241,711 of total unrecognized compensation cost related to stock options, which will be amortized through March 31, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 8 – Stockholders' Equity-Continued

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of March 31, 2023 (for outstanding options), less the applicable exercise price.

For the three months ended March 31, 2023 and 2022, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

	March 31,
	2023	2022
Stock price	$0.45	$1.19
Dividend yield	—%	—%
Expected life (years)	3.02	3.02
Expected volatility	65.78%	69.18%
Risk-free interest rate	3.81%	2.45%

Issuances of Options to Officers and Directors

On March 31, 2023, the Company issued to directors and officers options to purchase 150,000 shares of Common Stock at an exercise price of $0.45 per share, which vest over a period of two years from the date of grant, and expire on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350. For the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $42 based upon the fair value market price of $0.21.

Cancellations of Options

For the three months ended March 31, 2023 and 2022, as a result of employee terminations and options expirations, stock options aggregating 20,688 and 33,170 with fair market values of $81,658 and $140,793 were cancelled, respectively.

Note 9 – Leases

Operating Leases

For the three months ended March 31, 2023 and 2022, operating lease expense payments were $261,480 and $323,573, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023 and December 31, 2022, balance sheet information related to the Company’s operating leases is as follows:

Balance Sheet Location	March 31, 2023	December 31, 2022
Right of use asset	$3,783,318	$3,952,317
Current portion of lease liability	$620,973	$628,113
Long-term portion lease liability	$2,998,202	$3,161,703

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 9 – Leases-Continue

 As of March 31, 2023, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023 (rest of year)	$663,174
2024	946,961
2025	947,497
2026	948,033
2027	731,502
Thereafter	182,875
Total future minimum lease payments, undiscounted	4,420,042
Less: Amount representing interest	(800,867)
Present value of future minimum lease payments	$3,619,175
Present value of future minimum lease payments – current	$620,973
Present value of future minimum lease payments – long-term	$2,998,202

As of March 31, 2023 and December 31, 2022, the weighted average lease-term and discount rate of the Company’s leases are as follows:

Other Information	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms (in years)	4.6	4.8
Weighted-average discount rate	6.0%	6.0%

For the three months ended March 31, 2023 and 2022, supplemental cash flow information related to leases is as follows:

	For the Three Months
	March 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$261,222	$323,573

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 10 – Warrants

Warrants Issued

On March 9, 2023, the Company received an Investor Notice from Alpha (described above in Note 8) resulting in the issuance of a Common Stock warrant to purchase up to 7,142,715 shares of Common Stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred along with the associated Additional Warrant.

On December 6, 2022, the Company entered into a Promissory Note Purchase Agreement (described above in Note 7), pursuant to which the Company issued the right to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.44 per share (see Note 8 for further disclosures), subject to standard anti-dilution adjustments. The Promissory Note Warrant is not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023.

On June 26, 2022, the Company entered into a Securities Purchase Agreement (described above in Note 8) with Alpha. In connection with the Series F Agreement the Company issued a warrant to Alpha to purchase 16,129,032 shares of Common Stock, par value $0.001 per share Series F Warrant with an exercise price equal to $0.96, subject to adjustment, per share of Common Stock. The Series F Warrants were not exercisable for the first six months after its issuance and have a three-year term from its initial exercise date of December 30, 2022. Upon the issuance of the 5,000,000 shares of Common Stock warrants at $0.44 per share, the Series F Warrant exercise price was reduced to $0.42 (see Note 8 for explanation regarding the December and March Down Rounds along with any other further disclosures related to Series F Preferred Stock). Upon exercise of the Series F Warrants in full by the investor, the Company would receive additional gross proceeds of approximately $6,774,193.

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	—	$—		—
Issued	21,129,032	0.42	*	—
Exercised	—	—		—
Outstanding as of December 31, 2022	21,129,032	$0.42	*	—
Issued	7,142,715	0.42		—
Exercised	—	—		—
Outstanding as of March 31, 2023	28,271,747	$0.42	*	3.06
Exercisable as of March 31, 2023	23,271,747	$0.42		2.95

* Reflects the exercise price after the Down Round Trigger events on December 6, 2022 and March 9, 2023 (see Note 8).

As of March 31, 2023, the intrinsic value of the warrants was nil.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 11 – Commitments and Contingencies

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of March 31, 2023, the Company had purchase commitments of approximately $2,594,596. These purchase commitments are expected to be realized during the year ending December 31, 2023.

Note 12 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, respectively, information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of March 31, 2023
Goodwill	$—	$—	$18,972,896	$4,206,515	$23,179,411
Assets	$4,074,316	$14,367,712	$26,239,043	$7,506,269	$52,187,340

As of December 31, 2022
Goodwill	$—	$—	$18,972,896	$4,206,515	$23,179,411
Assets	$4,785,643	$14,930,789	$26,081,788	$8,386,654	$54,184,874

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 12 – Segment Information-Continued

Net Loss

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2023
Revenues	$—	$1,966,442	$1,970,195	$120,432	$4,057,069
Cost of sales	—	837,725	1,005,432	235,280	2,078,437
Loss from operations	(1,535,560)	(2,032,806)	237,654	(830,396)	(4,161,108)
Other expense, net	(257,201)	(181,190)	—	—	(438,391)
Net loss	$(1,792,761)	$(2,213,996)	$237,654	$(830,396)	$(4,599,499)

Three Months Ended March 31, 2022
Revenues	$—	$2,738,982	$933,018	$169,978	$3,841,978
Cost of sales	—	1,569,766	646,512	260,808	2,477,086
Loss from operations	(3,238,946)	(2,624,107)	(783,137)	(835,751)	(7,481,941)
Other income (expense), net	1,388	(113,238)	—	(2,781)	(114,631)
Net loss	$(3,237,558)	$(2,737,345)	$(783,137)	$(838,532)	$(7,596,572)

Revenues by Geographic Area

Three Months Ended March 31, 2023	Drones	Sensors	SaaS	Total
North America	$599,491	$450,552	$120,432	$1,170,475
Europe, Middle East and Africa	738,956	956,172	—	1,695,128
Asia Pacific	55,989	451,408	—	507,397
Other	572,006	112,063	—	684,069
	$1,966,442	$1,970,195	$120,432	$4,057,069

Three Months Ended March 31, 2022	Drones	Sensors	SaaS	Total
North America	$1,235,572	$359,888	$169,978	$1,765,438
Europe, Middle East and Africa	1,213,191	354,379	—	1,567,570
Asia Pacific	290,219	167,742	—	457,961
Other	—	51,009	—	51,009
	$2,738,982	$933,018	$169,978	$3,841,978

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 13 – Subsequent Events

During the period from April 1, 2023 through May 12, 2023, Alpha had converted 651 shares of Series F into 1,550,000 shares of Common Stock.

On May 11, 2023, in connection with the 2022 executive compensation plan granted to the officers of the Company an additional 968,690 RSUs, were granted as a result of a correction to the initial grants approved by the Compensation Committee on March 29, 2023. The RSU’s vested immediately at a fair value of $0.38.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of the Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

AgEagle™ Aerial Systems Inc. ("AgEagle”, "Company”, “We”, “Our”, “Us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what we believe is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when we acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the we succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

AgEagle is led by a proven management team with years of drone industry experience and is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate our business and drone manufacturing operations in Raleigh, North Carolina. In addition, we operate business and manufacturing operations in Lausanne, Switzerland in support of our international business activities.

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

Key components of our growth strategy include the following:

•

Establish three centers of excellence with respective expertise in UAS drones, sensors and software. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

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

Competitive Strengths

 We believe that the following attributes and capabilities provide us with long-term competitive advantages:

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

•

Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for us in 2022, positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System ("ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

31

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

•

Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency ("EASA”). The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA. Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

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

Impact of the Risks and Uncertainties On Our Business Operations

Global economic challenges, including the impact of the war in Ukraine, the COVID-19 pandemic, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and our operational and financial performance remains uncertain and outside of the our control. Specifically, because of the aforementioned continuing risks, the our ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either we or any of our third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products.

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

Revenues

For the three months ended March 31, 2023, revenues were $4,057,069 as compared to $3,841,978 for the three months ended March 31, 2022, an increase of $215,091, or 5.6%. The increase of $1,037,177 was attributable to the revenues derived from our sensor sales, specifically the RedEdge and Altum™ panchromatic series. Offsetting these increases was a decline in revenues of eBee drone products $772,540 and $49,546 of our SaaS subscription services related to the HempOverview and Ground Control platforms. Our continued innovation has demonstrated growth in our sales leading to strong demand of our products, specifically for our panchromatic sensor series, offsetting this growth are delays in our newly announced eBee VISION drone product and Field Check for Measure Ground Control mobile app. Additionally, our business continues to be negatively impacted by supply chain constraints, inflation, and adverse labor market conditions.

Cost of Sales and Gross Profit

For the three months ended March 31, 2023, cost of sales was $2,078,437 as compared to $2,477,086 for the three months ended March 31, 2022, a decrease of $398,649, or 16.1%. For the three months ended March 31, 2023, gross profit was $1,978,632 as compared to $1,364,892 for the three months ended March 31, 2022, an increase of $613,740, or 45%. The primary factors contributing to the decrease in our cost of sales and increase in gross profit margin were due to the decrease in our cost of components and parts brought forth in the prior year by COVID-19 pandemic and its associated negative effects on supply chain, inflation and adverse labor market conditions, and an increase in our sales volume specifically for drone and sensor sales.

Operating Expenses

For the three months ended March 31, 2023, operating expenses were $6,139,740, as compared to $8,846,833 for the three months ended March 31, 2022, a decrease of $2,707,093, or 30.6%. Operating expenses comprise general and administrative,  sales and marketing and research and development.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses were $3,579,522 as compared to $5,481,380 for the three months ended March 31, 2022, a decrease of $1,901,858, or 34.7%. The decrease was primarily as a result of the integration of 2021 Business Acquisitions that provided continued decreases in general and administrative costs in professional fees, relating mainly to audit and consulting fees, insurance, rental expenses due to closing of offices, less stock compensation costs offset by increased shareholder annual meeting costs.

Research and Development

For the three months ended March 31, 2023, research and development expenses were $1,582,343 as compared to $2,184,924 for the three months ended March 31, 2022, a decrease of $602,581, or 27.6%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended March 31, 2023, sales and marketing expenses were $977,875 as compared to $1,180,529 for the three months ended March 31, 2022, a decrease of $202,654, or 17.2%. The decrease was primarily due to the decrease of travel, integration of sales and marketing teams that lead to a reduction of consulting expenses along with decrease in digital advertising spend as we look to attend in-person trade shows.

Other Expense, net

For the three months ended March 31, 2023, other expense, net was $438,391 as compared to  $114,631 for the three months ended March 31, 2022. The change was primarily attributable to the promissory note’s original issue discount of 4% and interest at 8% per annum issued in December 2022 along with net foreign currency transaction losses incurred by the drone (senseFly) business.

Net Loss

For the three months ended March 31, 2023, we incurred a net loss of $4,599,499 as compared to a net loss of $7,596,572 for the three months ended March 31, 2022, a decrease of $2,997,073, or 39.5%. The overall decrease in net loss was primarily attributable to increase in sales and gross profit margins due to increased demand for new products and reduction in component costs along with integration of 2021 business acquisitions that lead to overall reduction in operating expenses.

Cash Flows

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

As of March 31, 2023, cash on hand was $2,847,908, as compared to $4,349,837 as of December 31, 2022, a decrease of $1,501,929, or 34.5%.

For the three months ended March 31, 2023, cash used in operations was $4,234,526, a decrease of $2,275,817, or 35.0%, as compared to cash used of $6,510,343 for the three months ended March 31, 2022. The decrease in cash used in operating activities was principally driven by the lower operating expenses which included significant lower inventory purchases and prepayments offset by higher accounts receivables, account payables and accrued expenses.

For the three months ended March 31, 2023, cash used in investing activities was $254,191, a decrease of $3,248,967, or 92.7%, as compared to cash used of $3,503,158 for the three months ended March 31, 2022. The decrease in cash used in our investing activities resulted mainly from the business acquisition of MicaSense and senseFly that occurred in 2022 and a decrease in platform and internal use software costs.

For the three months ended March 31, 2023, cash provided by financing activities was $3,000,000, a decrease of $1,614,091, or 35.0%, as compared to cash provided of $4,614,091 for the three months ended March 31, 2022. The decrease in cash provided by our financing activities was due to less sales of our Common stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year offset by the sale of Series F Preferred stock.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of $8,132,307. For the three months ended March 31, 2023, we incurred a loss from operations of $4,161,108, a decrease of $3,320,833, or 44.4%, as compared to $7,481,941 for the three months ended March 31, 2022. While we have historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable us to continue our growth is not guaranteed. We will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about our ability to continue as a going concern. We are evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

During the three months ended March 31, 2023, we raised $3,000,000 in equity and convertible debt financing transactions from the sale of Series F Preferred stock.

Off-Balance Sheet Arrangements

On March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the three months ended March 31, 2023, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components, parts and labor needed to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect inflation and its effects to continue to have a significant negative impact on our business.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

In March 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard, ASU 2016-13, that introduced the Current Expected Credit Loss (“CECL”) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for the fiscal years beginning after December 15, 2022, and for periods within those fiscal years. Early adoption is permitted.  We  adopted  ASU 2022-02 effective January 1, 2023 and it did not  have a material impact on our condensed consolidated financial statements.

Any other recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: May 15, 2023	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer and Chairman of the Board

Dated: May 15, 2023	By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer, Executive Vice President of Operations and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer and Chairman of the Board	May 15, 2023
Barret Mooney	(Principal Executive Officer)

/s/ Nicole Fernandez-McGovern	Chief Financial Officer, Executive Vice President of Operations and Secretary	May 15, 2023
Nicole Fernandez-McGovern	(Principal Financial and Accounting Officer)

