Form 10-Q
period 2023-09-30
AgEagle Aerial Systems Inc.
filed 2023-11-13
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 E. 34th Cir N, Wichita, Kansas	67226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (620) 325-6363

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

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

As of November 13, 2023, there were 117,878,831 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II		43

ITEM 1.	LEGAL PROCEEDINGS	43

ITEM 1A.	RISK FACTORS	43

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	43

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	43

ITEM 4.	MINE SAFETY DISCLOSURES	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	43

SIGNATURES		44

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,600,143	$4,349,837
Accounts receivable, net	2,015,045	2,213,040
Inventories, net	6,063,935	6,685,847
Prepaid and other current assets	832,188	1,029,548
Notes receivable	185,000	185,000
Total current assets	10,696,311	14,463,272

Property and equipment, net	597,964	791,155
Right of use assets	3,498,051	3,952,317
Intangible assets, net	9,242,659	11,507,653
Goodwill	21,679,411	23,179,411
Other assets	336,091	291,066
Total assets	$46,050,487	$54,184,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,125,689	$1,845,135
Accrued liabilities	1,650,609	1,680,706
Promissory note	2,625,000	287,381
Contract liabilities	329,536	496,390
Current portion of lease liabilities	840,535	628,113
Current portion of COVID loans	306,722	446,456
Total current liabilities	7,878,091	5,384,181

Long term portion of lease liabilities	2,756,056	3,161,703
Long term portion of COVID loans	509,184	446,813
Defined benefit plan obligation	—	106,163
Long term portion of promissory note	1,470,000	1,861,539
Total liabilities	12,613,331	10,960,399

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 6,275 shares issued and outstanding as of September 30, 2023, and 5,863 shares issued and outstanding as of December 31, 2022, respectively	6	6
Common Stock, $0.001 par value, 250,000,000 shares authorized, 117,878,831 and 88,466,613 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	117,880	88,467
Additional paid-in capital	167,523,676	154,679,363
Accumulated deficit	(134,374,548)	(111,553,444)
Accumulated other comprehensive income	170,142	10,083
Total stockholders’ equity	33,437,156	43,224,475
Total liabilities and stockholders’ equity	$46,050,487	$54,184,874

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$3,483,932	$5,490,714	$10,819,213	$14,620,565
Cost of sales	2,269,858	3,407,573	6,594,973	8,622,436
Gross Profit	1,214,074	2,083,141	4,224,240	5,998,129

Operating Expenses:
General and administrative	3,357,550	4,175,090	10,435,834	14,093,655
Research and development	1,368,394	1,818,540	4,320,216	6,185,777
Sales and marketing	978,243	1,236,841	2,911,963	3,736,548
Impairment	1,500,000	—	1,579,287	—
Total Operating Expenses	7,204,187	7,230,471	19,247,300	24,015,980
Loss from Operations	(5,990,113)	(5,147,330)	(15,023,060)	(18,017,851)

Other Income (Expense):
Interest expense, net	(399,651)	(6,727)	(994,751)	(29,776)
Gain (loss) on debt extinguishment	(1,523,867)	6,486,899	(1,523,867)	6,486,899
Other income (expense), net	(106,497)	332,110	(368,532)	27,372
Total Other Income (Expense), net	(2,030,015)	6,812,282	(2,887,150)	6,484,495
Net Income (Loss) Before Income Taxes	(8,020,128)	1,664,952	(17,910,210)	(11,533,356)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(8,020,128)	$1,664,952	$(17,910,210)	$(11,533,356)

Net Income (Loss) Per Common Share – Basic	$(0.07)	$0.02	$(0.18)	$(0.14)

Net Income (Loss) Per Common Share – Diluted	$(0.07)	$0.01	$(0.18)	$(0.14)

Weighted Average Number of Shares Outstanding During the Period – Basic	111,083,155	85,966,687	98,976,085	81,004,011

Weighted Average Number of Shares Outstanding During the Period – Diluted	111,083,155	113,623,789	98,976,085	81,004,011

Comprehensive Income (Loss):
Net Income (Loss) attributable to common stockholders	$(8,020,128)	$1,664,952	$(17,910,210)	$(11,533,356)

Amortization of unrecognized periodic pension costs	(742)	97,846	43,302	100,487
Foreign currency cumulative translation adjustment	(7,027)	(372,368)	116,757	(220,060)
Total comprehensive income (loss), net of tax	(8,027,897)	1,390,430	(17,750,151)	(11,652,929)
Accrued dividends on Series F Preferred Stock	(49,122)	(94,694)	(170,277)	(94,694)
Deemed dividend on Series F Preferred Stock and warrants	—	—	(4,910,894)	—
Total comprehensive income (loss) available to common stockholders	$(8,077,019)	$1,295,736	$(22,831,322)	$(11,747,623)

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2023	7,025	$7	109,491,375	$109,492	$167,247,840	$177,911	$(126,354,420)	$41,180,830
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(750)	(1)	3,000,000	3,000	(2,999)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(49,122)	—	—	(49,122)
Conversion of warrants issued with promissory note and incremental value modification	—	—	5,000,000	5,000	185,500	—	—	190,500
Issuance of Restricted Common Stock	—	—	387,456	388	(388)	—	—	—
Stock-based compensation expense	—	—	—	—	142,845	—	—	142,845
Amortization of unrecognized periodic pension costs	—	—	—	—	—	(742)	—	(742)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(7,027)	—	(7,027)
Net loss	—	—	—	—	—	—	(8,020,128)	(8,020,128)
Balance as of September 30, 2023	6,275	$6	117,878,831	$117,880	$167,523,676	$170,142	$(134,374,548)	$33,437,156

See accompanying notes to condensed consolidated financial statements.

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Sales of common stock, net of issuance costs	—	—	16,720,000	16,720	3,800,680	—	—	3,817,400
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	3,000	3	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(2,588)	(3)	7,304,762	7,305	(7,302)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(170,277)	—	—	(170,277)
Deemed dividend on Series F Preferred Stock and warrant	—	—	—	—	4,910,894	—	(4,910,894)	—
Conversion of warrants issued with promissory note and incremental value modification	—	—	5,000,000	5,000	185,500	—	—	190,500
Issuance of Restricted Common Stock	—	—	387,456	388	(388)	—	—	—
Stock-based compensation expense	—	—	—	—	1,125,209	—	—	1,125,209
Amortization of unrecognized periodic pension costs	—	—	—	—	—	43,302	—	43,302
Foreign currency cumulative translation adjustment	—	—	—	—	—	116,757	—	116,757
Net loss	—	—	—	—	—	—	(17,910,210)	(17,910,210)
Balance as of September 30, 2023	6,275	$6	117,878,831	$117,880	$167,523,676	$170,142	$(134,374,548)	$33,437,156

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of June 30, 2022	9,690	$10	82,445,570	$82,445	$147,686,141	$84,355	$(64,252,652)	$83,600,299
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,379)	(4)	5,450,000	5,450	(5,446)	—	—	—
Dividends of preferred stock series F	—	—	—	—	(94,694)	—	—	(94,694)
Issuance of Restricted Common Stock	—	—	12,917	14	(14)	—	—	—
Exercise of stock options	—	—	35,000	35	12,815	—	—	12,850
Stock-based compensation expense	—	—	—	—	556,837	—	—	556,837
Amortization of unrecognized periodic pension costs	—	—	—	—	—	97,846	—	97,846
Foreign currency cumulative translation adjustment	—	—	—	—	—	(372,368)	—	(372,368)
Net income	—	—	—	—	—	—	1,664,952	1,664,952
Balance as of September 30, 2022	6,311	$6	87,444,818	$87,445	$150,968,638	$(190,167)	$(62,587,700)	$88,278,222

See accompanying notes to condensed consolidated financial statements.

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Issuance of Preferred Stock, Series F Convertible, net of issuance costs	10,000	10	—	—	9,919,990	—	—	9,920,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,689)	(4)	5,950,000	5,950	(5,946)	—	—	—
Dividends of preferred stock series F	—	—	—	—	(94,694)	—	—	(94,694)
Sale of Common Stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for acquisition of senseFly	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Issuance of Restricted Common Stock	—	—	314,941	316	(316)	—	—	—
Exercise of stock options	—	—	185,000	185	74,165	—	—	74,350
Stock-based compensation expense	—	—	—	—	3,058,741	—	—	3,058,741
Amortization of unrecognized periodic pension costs	—	—	—	—	—	100,487	—	100,487
Foreign currency translation adjustment	—	—	—	—	—	(220,060)	—	(220,060)
Net loss	—	—	—	—	—	—	(11,533,356)	(11,533,356)
Balance as of September 30, 2022	6,311	$6	87,444,818	$87,445	$150,968,638	$(190,167)	$(62,587,700)	$88,278,222

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,910,210)	$(11,533,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,125,209	3,058,741
Depreciation and amortization	3,027,644	2,887,244
Defined benefit plan obligation and other	(188,653)	(148,851)
Amortization of debt discount and warrant modification	612,712	—
Loss (Gain) on debt extinguishment	1,523,867	(6,486,899)
Goodwill impairment	1,500,000	—
Lease impairment	79,287	—
Changes in assets and liabilities:
Accounts receivable, net	223,208	(396,617)
Inventories, net	660,208	(2,221,569)
Prepaid expenses and other current assets	237,815	22,579
Accounts payable	264,123	(281,937)
Accrued liabilities and other liabilities	(28,133)	(193,818)
Contract liabilities	(169,352)	(307,610)
Other	212,606	433,357
Net cash used in operating activities	(8,829,669)	(15,168,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95,004)	(250,379)
Payment of acquisition-related liabilities	—	(6,610,900)
Capitalization of platform development costs	(297,596)	(635,568)
Capitalization of internal use software costs	(171,516)	(565,894)
Net cash used in investing activities	(564,116)	(8,062,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	3,817,400	4,583,341
Sale of Preferred Stock, Series F Convertible, net of issuance costs	3,000,000	9,920,000
Exercise of stock options	—	74,350
Repayments on COVID loans	(87,052)	(173,313)
Net cash provided by financing activities	6,730,348	14,404,378

Effects of foreign exchange rates on cash flows	(86,257)	(460,980)

Net decrease in cash	(2,749,694)	(9,288,079)
Cash at beginning of period	4,349,837	14,590,566
Cash at end of period	$1,600,143	$5,302,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock, Series F Convertible to Common Stock	$7,305	$5,950
Issuance of Restricted Common Stock	$388	$316
Dividends on Series F Preferred Stock	$170,277	$94,694
Deemed dividend on Series F Preferred stock and warrant	$4,910,894	$—
Stock consideration for senseFly Acquisition	$—	$3,000,000
Settlement of Common Stock from contingent liability related to Measure	$—	$2,812,500

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

Description of Business – AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “our”, “we”, or “us”), through its wholly-owned subsidiaries, AgEagle Aerial, Inc., DBA MicaSense™, Inc. (“MicaSense”), Measure Global, Inc. (“Measure”), senseFly SA and senseFly Inc. (collectively “senseFly”), is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for its customers in a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government.

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

The business acquisitions completed by the Company during the year ended December 31, 2021 of 100% of the outstanding stock of MicaSense, Measure and senseFly, respectively, are collectively referred to as the “2021 Business Acquisitions.”

The Company is currently headquartered in Wichita, Kansas, where it houses its sensor manufacturing operations and Lausanne, Switzerland where it operates its drone manufacturing operations.

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 4, 2023. The results for the three- and nine-month periods ended September 30, 2023 and 2022, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation - Continued

The condensed consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc.; Measure Global, Inc.; senseFly S.A. and senseFly Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the nine months ended September 30, 2023, the Company incurred a net loss of $17,910,210 and used cash in operating activities of $8,829,669. As of September 30, 2023, the Company has working capital of $2,818,220 and an accumulated deficit of $134,374,548. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital is not guaranteed. There is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve (12) months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets, valuation of goodwill, and the valuation of deferred tax assets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Fair Value Measurements and Disclosures – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

For short-term classes of our financial instruments, which include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and accrued expenses, their carrying amounts approximate fair value due to their short-term nature. The outstanding loans related to the COVID Loans and promissory note are carried at face value, which approximates fair value. As of September 30, 2023, and December 31, 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

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

Cash Concentrations – The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Revenue Recognition and Concentration – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. All contracts and agreements are at fixed prices and are accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

The Company generally recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which generally occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations and comprehensive income (loss) net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

The Company’s software subscriptions to its platforms, HempOverview and Ground Control, are offered on a subscription basis. These subscription fees are recognized equally over the membership period as the services are provided.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed. As of September 30, 2023 and December 31, 2022, respectively, contract liabilities represent $329,536 and $496,390.

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

As of September 30, 2023 and December 31, 2022, capitalized software costs for internal-use software related to the Company’s implementation of its enterprise resource planning (“ERP”) software, totaled $640,448 and $721,795, respectively, net of accumulated amortization and are included in intangible assets, net on the condensed consolidated balance sheets. The Company placed its ERP into service on May 1, 2022.

Further, capitalized software costs for internal-use software include costs incurred in connection with our HempOverview and Ground Control which we offer to our customers under SaaS arrangements. We account for these capitalized development costs in accordance with ASC 350-40 as our customer do not have the contractual right to take possession of the software at any time during the hosting period without significant penalty nor is it feasible for our customers to run the hosted software on their own. As of September 30, 2023, and December 31, 2022, respectively, capitalized software development costs for our hosted platforms, net of accumulated amortization, totaled $1,100,734 and $1,332,516, respectively, and are included in intangible assets, net on the condensed consolidated balance sheets.

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

As of September 30, 2023 and December 31, 2022, the goodwill balance was $21,679,411 and $23,179,411, respectively. The Company tests its goodwill for impairment, at least annually, unless events or changes in circumstances indicate the carrying value of goodwill may be impaired, the Company may look to perform such test sooner versus on an annual basis. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in the Company’s market capitalization, decline in operating performance indicators, competition, or a reorganization of our business. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which the Company test goodwill for impairment requires it to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results which is referred to as a reporting unit.

We use a quantitative approach when testing goodwill. To perform the quantitative impairment test, we compare the fair value of a reporting unit to it’s carrying value, including goodwill. If the fair value of a reporting unit exceeds it’s carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant transaction multiples.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies - Continued

Due to a significant decline in our market capitalization and overall economic conditions, as well as the performance of the business, during the third quarter of 2023 we performed a quantitative goodwill impairment test at September 30, 2023 on both our reporting units that had goodwill balances recorded, SaaS and Sensors. Based on this analysis, we concluded that the carrying value of the SaaS reporting unit exceeded its estimated fair value and we recognized a goodwill impairment charge of $1,500,000 for this excess at September 30, 2023. At December 31, 2022, the Company recorded a goodwill impairment charge of $41,687,871 on two impaired reporting units, SaaS and Drones.

Our goodwill balance, after the impairment, of approximately $21.7 million is allocated to our Sensors and SaaS reporting units as follows: $19 million and $2.7 million, respectively.

As of September 30, 2023 and December 31, 2022, our intangible assets balance was $9,242,659 and $11,507,653, respectively. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

As of September 30, 2023 and December 31, 2022, the Company deemed that no impairment was indicated for the carrying value of the finite-lived intangible assets.

Foreign Currency – The Company translates assets and liabilities of its foreign subsidiary, senseFly S.A., predominately in Swiss Franc to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. The Company translates the condensed consolidated statements of operations and comprehensive income (loss) of its foreign subsidiary at average exchange rates for the applicable period. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated revenues, certain purchases and intercompany transactions are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2023 and 2022, shipping costs totaled $68,966 and $75,074, respectively. For the nine-month periods ended September 30, 2023 and 2022, shipping costs totaled $191,447 and $220,049, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2023 and 2022, advertising costs were $44,701 and $139,480, respectively; and for the nine months ended were $113,119 and $303,862, respectively.

Vendor Concentrations – As of September 30, 2023 and December 31, 2022, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

Loss Per Common Share and Potentially Dilutive Securities – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three and nine months ended September 30, 2023 and 2022, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”) and options to purchase Common Stock from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of September 30, 2023, the Company had 419,722 unvested RSUs, 2,777,732 options outstanding to purchase shares of Common Stock and 48,351,747 common stock warrants, and 6,275 of Series F Preferred Stock convertible into 25,100,000 shares of common stock. As of September 30, 2022, the Company had 629,367 unvested RSUs, 2,484,373 options outstanding to purchase shares of Common Stock and 6,311 shares of Series F Preferred Stock convertible into 10,179,032 shares of Common Stock, and 16,129,032 Common Stock warrants.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

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

New Accounting Pronouncements – In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which addresses areas identified by the FASB as part of its post-implementation review of its previously issued credit losses standard, ASU 2016-13, that introduced the Current Expected Credit Loss (“CECL”) model. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for the fiscal years beginning after December 15, 2022, and for periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-02 effective January 1, 2023 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 – Balance Sheets

Accounts Receivable, Net

As of September 30, 2023 and December 31, 2022, accounts receivable, net consist of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$2,110,725	$2,229,840
Less: Provision for doubtful accounts	(95,680)	(16,800)
Accounts receivable, net	$2,015,045	$2,213,040

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets – Continued

Inventories, Net

As of September 30, 2023 and December 31, 2022, inventories, net consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$4,334,765	$5,288,206
Work-in process	714,596	1,106,056
Finished goods	1,412,710	614,400
Gross inventories	6,462,071	7,008,662
Less: Provision for excess and obsolescence reserve	(398,136)	(322,815)
Inventories, net	$6,063,935	$6,685,847

Prepaid and Other Current Assets

As of September 30, 2023 and December 31, 2022, prepaid and other current assets, consist of the following:

	September 30, 2023	December 31, 2022
Prepaid inventories	$171,017	$281,484
Prepaid software licenses and annual fees	244,628	184,429
Prepaid rent	98,751	234,691
Prepaid insurance	199,046	167,794
Prepaid VAT charges	41,030	99,558
Prepaid other and other current assets	77,716	61,592
Prepaid and other current assets	$832,188	$1,029,548

Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, property and equipment, net consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
Type	(Years)	2023	2022
Leasehold improvements	3-5	$106,837	$106,837
Production tools and equipment	5	730,565	632,514
Computer and office equipment	3-5	514,613	507,637
Furniture	5	73,452	77,799
Drone equipment	3	170,109	170,109
Property and equipment		1,595,576	1,494,896
Less: Accumulated depreciation		(997,612)	(703,741)
Property and equipment, net		$597,964	$791,155

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets – Continued

Property and Equipment Depreciation Expense

Classification within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type	2023	2022	2023	2022
Cost of sales	$—	$61,747	$—	$199,555
General and administrative	93,614	48,429	293,538	138,271
Depreciation expense	$93,614	$110,176	$293,538	$337,826

Intangible Assets, Net

As of September 30, 2023 and December 31, 2022, intangible assets, net, other than goodwill, consist of the following:

Name	Estimated Life (Years)	Balance as of December 31, 2022	Additions	Amortization	Balance as of September 30, 2023
Intellectual property/technology	5-7	$4,473,861	$—	$(606,726)	$3,867,135
Customer base	3-10	2,885,657	—	(853,248)	2,032,409
Tradenames and trademarks	5-10	1,757,891	—	(155,958)	1,601,933
Non-compete agreement	2-4	335,933	—	(335,933)	—
Platform development costs	3	1,332,516	297,596	(529,378)	1,100,734
Internal use software costs	3	721,795	171,516	(252,863)	640,448
Intangibles assets, net		$11,507,653	$469,112	$(2,734,106)	$9,242,659

As of September 30, 2023, the weighted average remaining amortization period in years is 4.07 years. For the three and nine months ended September 30, 2023 and 2022, amortization expense was $919,774 and $932,880, respectively, and $2,734,106 and $2,549,418, respectively.

For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
Name	(rest of year) 2023	2024	2025	2026	2027	Thereafter	Total
Intellectual property/technology	$202,242	$808,968	$808,968	$808,968	$808,968	$429,021	$3,867,135
Customer base	284,417	889,364	141,145	141,145	141,145	435,193	2,032,409
Tradenames and trademarks	51,986	207,944	207,944	207,944	207,944	718,171	1,601,933
Platform development costs	190,040	586,950	281,613	42,131	—	—	1,100,734
Internal use software costs	83,192	355,947	180,461	20,848	—	—	640,448
Intangible assets, net	$811,877	$2,849,173	$1,620,131	$1,221,036	$1,158,057	$1,582,385	$9,242,659

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 3 – Balance Sheets - Continued

Accrued Liabilities

As of September 30, 2023 and December 31, 2022, accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued purchases and customer deposits	$220,784	$102,319
Accrued compensation and related liabilities	406,739	774,916
Provision for warranty expense	279,394	288,807
Accrued dividends	342,873	172,596
Accrued interest	236,172	—
Accrued professional fees	138,250	262,737
Other	26,397	79,331
Total accrued liabilities	$1,650,609	$1,680,706

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

The Note matured on April 15, 2021 (the “Maturity Date”), at which time all outstanding principal and interest that had accrued, but remained, unpaid was due. The Note provides for an automatic six-month extension of the Maturity Date under the following circumstances (i) Valqari has received in writing, (x) a good faith acquisition offer at a consideration value greater than $15,000,000, (y) such offer, upon consummation, would result in a change in control (as defined in the note) of Valqari, and (z) at such time Valqari, is actively engaged in the negotiation or finalization of such acquisition transaction; or (ii) Valqari has initiated, or is in the process of initiating, a conversion to a “C-Corporation” under the Internal Revenue Code, whereas such conversion will be completed no later than one day prior to the extended Maturity Date. Valqari was not permitted to prepay the Note prior to the Maturity Date.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 5 – COVID Loans

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three and nine months ended September 30, 2023, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $87,052 for the three and nine months ended September 30, 2022, respectively, no payments of principal and interest were required. As of September 30, 2023, the Company’s outstanding obligations under the senseFly COVID Loans are $815,906. On August 25, 2023, the Company modified one (1) its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2025. The other COVID loan remains unchanged.

As of September 30, 2023, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2023 (rest of year)	$58,487
2024	306,722
2025	180,064
2026	90,213
2027	180,420
Total	$815,906

Note 6 – Promissory Note and Warrant

On December 6, 2022, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an institutional investor (the “Investor”) which is an existing shareholder of the Company. Pursuant to the terms of the Promissory Note Purchase Agreement, the Company has agreed to issue to the Investor (i) an 8% original issue discount promissory note (the “Note”) in the aggregate principal amount of $3,500,000, and (ii) a common stock purchase warrant (the “Promissory Note Warrant”) to purchase up to 5,000,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $0.44 per share, subject to standard anti-dilution adjustments. The Note is an unsecured obligation of the Company. It has an original issue discount of 4% and bears interest at 8% per annum. The Company received net proceeds of $3,285,000 net of the original issue discount of $140,000 and $75,000 of issuance costs. The Promissory Note Warrant was not exercisable for the first six months after issuance and had a five-year term from the initial exercise date of June 6, 2023.

The Company determined the estimated fair value of the common stock warrants issued with the Note to be $1,847,200 using a Black-Scholes pricing model. In accordance with ASC 470-20 Debt, the Company recorded a discount of $1,182,349 on the Note based on the relative fair value of the warrants and total proceeds. At Note issuance, the Company recorded a total discount on the debt of $1,397,350 comprised of the relative fair value of the warrants, the original issue discount, and the issuance costs. The aggregate discount was being amortized into interest expense over the approximate two-year term of the Note. The Company used the following assumptions in determining the fair value of the warrants: expected term of five years, volatility rate of 135.8%, risk free rate of 3.73%, and dividend rate of 0%.

Beginning June 1, 2023, and on the first business day of each month thereafter, the Company shall pay 1/20th ($175,000) of the original principal amount (the “Monthly Amortization Payments”) of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note). In addition, to the extent the Company raises any equity capital (by private placement, public offering or otherwise), the Company shall utilize 50% of the net proceeds from such equity financing to prepay the Note, within two business days of the Company’s receipt of such funds. In the event such equity financing is provided by the Investor, pursuant to the terms of that certain Securities Purchase Agreement, dated as June 26, 2022, or otherwise (an “Additional Investment”), the Investor shall agree to accept 50% less warrant coverage in connection with such Additional Investment, up to $3,300,000 of such Additional Investment.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 6 – Promissory Note and Warrant – Continued

On August 14, 2023, the Company and Investor entered into a Note Amendment Agreement due to the Company not making the Monthly Amortization Payments for the months of June – August 2023. Pursuant to the Note Amendment Agreement, the parties agreed to amend the Note as follows:

(i)	defer payment of the Monthly Amortization Payments for June 2023, July 2023 and August 2023 in the aggregate amount of $525,000 (the “Deferred Payments”), and the September Monthly Amortization Payment, in the amount of $175,000, until September 15, 2023. As of September 30, 2023, the Deferred Payments per the terms of the Amended Note were not made (see below).

(ii)	increase the principal amount of the Note by $595,000 so that the current principal amount of the Note is $4,095,000.

The Note Amendment Agreement resulted in a debt extinguishment due to the modified terms of the Note being substantially different than the original terms primarily due to the substantial increase in principal of $595,000. In accordance with ASC 470-50-40-2, the Company recorded a loss on debt extinguishment of $1,523,867 for the difference between the reacquisition price of the debt, of $4,095,000 and the net carrying amount of the extinguished debt of $2,571,133 comprised of $3,500,000 of principal less $928,867 of unamortized debt discounts and issuance costs on the original debt.

On September 15, 2023, the Company and Investor entered into a Warrant Exchange Agreement pursuant to which the Company agreed to issue to the Investor 5,000,000 shares of common stock in exchange for the Warrant for no consideration. The Company accounted for the incremental value of the Promissory Note Warrant modification of $190,500 as an increase in additional paid-in capital and interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The incremental value was computed using a Black-Scholes pricing model pre and post modification and the following inputs: stock price $.19, exercise price $.44 (pre modification) and $0 (post modification), volatility of 129%, and discount rate of 4.45%.

On October 5, 2023, the Company and the Investor entered into a Second Note Amendment Agreement (the “Second Amendment”), which provides for the following:

(i)	the Deferred Payments shall be due and payable on December 15, 2023;

(ii)	the Amortization Payments (defined in the Note) scheduled for September 15, 2023, October 1, 2023, and November 1, 2023, shall be deferred and made part of the Amortization Payments commencing in January 2024; and

(iii)	50% of any net proceeds above $2,000,000 from any equity financing between the date of the Second Amendment and December 15, 2023, shall be used to prepay the Note. The Second Amendment also partially waives the Event of Default in Section 3 (a)(vii) of the Note as a result of the resignation of a majority of the officers listed therein.

During the three and nine months ended September 30, 2023, the Company recognized $84,443 and $412,188 respectively, of interest expense related to the amortization of the discounts prior to the debt extinguishment which has been included in interest expense on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023, the unamortized discount was $0.

During the three and nine months ended September 30, 2023, the Company recorded $75,950 and $236,172, respectively, of interest expense related to the Note in the condensed consolidated statements of operations and comprehensive income (loss), and as of September 30, 2023, there is $236,172 of accrued interest included in accrued liabilities on the unaudited condensed consolidated balance sheets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 6 – Promissory Note and Warrant – Continued

As of September 30, 2023, scheduled principal payments due under the Second Amended Note are as follows:

Year ending December 31,
2023 (rest of year)	$525,000
2024	3,570,000
Total	$4,095,000

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Offering Shares were issued pursuant to a prospectus supplement and was filed with the Securities and Exchange Commission (the “Commission”) on June 7, 2023, and the prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333-252801), which was filed with the Commission on April 23, 2021, and was declared effective on May 6, 2021. The Warrants were issued in a concurrent private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act, or applicable state securities laws.

The Warrants were issued on the date of closing. The exercise price of the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Warrants, but has no anti-dilution protection provisions. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the Warrant Shares. The Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 4.99% or 9.99%, as determined by the Investor, of the Company’s outstanding shares of Common Stock following the exercise of such Warrant.

Pursuant to the terms of the Purchase Agreement, the Company filed a registration statement on Form S-1 Registration No. 333-273332), which was declared effective on July 27, 2023, providing for the resale by the Investors of the Warrant Shares issuable upon exercise of the Warrants.

In connection with the Offering, the Company also entered into a Lock-up Agreement with the Investors and each officer and director of the Company (collectively, the “Shareholders”), for the benefit of the Investors, with respect to the shares beneficially owned the Shareholders. The restrictions on the disposition of the shares was for a period of 30 days from the date of the closing of the Offering, except for the continuous use of any existing Rule 10b5-1 trading plan and other customary exceptions.

Preferred Series F Convertible Stock and Warrant Transaction

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Alpha has the right, subject to certain conditions, including shareholder approval, which was obtained on February 3, 2023, to purchase up to $25,000,000 of additional shares of Series F and Series F Warrants (collectively the “Series F Option”). The Series F Option will be available for a period of eighteen months after such shareholder approval at a purchase price equal to the average of the volume weighted average price for three trading days prior to the date that Alpha gives notice to the Company that it will exercise the Series F Option.

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

On March 9, 2023, the Company received an Investor Notice from Alpha to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”). Each share of Additional Series F Preferred is convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Series F Preferred Stock, at a conversion price of $0.42 per share and associated common stock warrants to purchase up to 7,142,715 shares of Common Stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant.

As a result of issuing the additional 3,000 shares of Series F Convertible Preferred, a down round or anti-dilution trigger event occurred, resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.42 from $0.44 (the “March Down Round Trigger”). The March Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F Preferred Stock of $38,226 and $217,750, respectively, or aggregate deemed dividend of $255,976, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

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

All deemed dividends to the Series F stockholder were recorded as additional paid in capital and an increase to accumulated deficit and as an increase to total comprehensive loss attributable to Common Stockholders in computing earnings per share on the condensed consolidated statements of operations and comprehensive income (loss).

During the three and nine months ended September 30, 2023, Alpha converted 750 and 2,588 shares of Series F into 3,000,000 and 7,304,762 shares of Common Stock, respectively. As a result, for the same periods, the Company recorded $49,122 and $170,277 cumulative dividends, respectively, which are included in accrued expenses on the unaudited condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

As of September 30, 2023, the Company has outstanding common stock warrants of 48,351,747 with an exercise prices ranging from $.25 - $.38 and a weighted-average contractual term remaining of 3.79 years that were issued in connection with the transaction discussed above (see also Note 9).

At-the-Market Sales Agreement

In accordance with a May 25, 2021, at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for proceeds of $4,583,341, net of issuance costs of $141,754, in 2022. For the three and nine months ended September 30, 2023, there were no at-the-market sales.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Exercise of Common Stock Options

For the three and nine months ended September 30, 2023, there was no exercise of stock options. For the three and nine months ended September 30, 2022, 35,000 and 185,000 shares of Common Stock were issued respectively in connection with the exercise of stock options previously granted at exercise price between $0.31 and $0.41 resulting in gross proceeds of $74,350.

Stock-based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2023, the Company recorded $142,845 and $1,125,209 respectively, of stock-based compensation. For the same periods during 2022, $556,837 and $3,058,741 were recorded, respectively.

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

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan liabilities. For the three and nine months ended September 30, 2023, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were $(742) and $43,302, respectively. For the three and nine months ended September 30, 2022, the amounts recognized in accumulated other comprehensive income (loss) related to the Defined Benefit Plan were $97,846 and $100,487, respectively.

Restricted Stock Units

For the nine months ended September 30, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,028,960	$2.31
Granted	2,000,645	0.36
Canceled	(152,253)	1.58
Vested and released	(387,456)	0.38
Outstanding as of September 30, 2023	2,489,896	$1.08
Vested as of September 30, 2023	2,070,174	$1.01
Unvested as of September 30, 2023	419,722	$1.43

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity - Continued

For the nine months ended September 30, 2023, the aggregate fair value of RSU awards at the time of vesting was $710,769.

For the three and nine months ended September 30, 2023, the Company recognized $86,905 and $821,321 of stock compensation expense, respectively, and had approximately $72,542 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately 15 months.

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

For the nine months ended September 30, 2022, the aggregate fair value of RSU awards at the time of vesting was $538,198.

For the three and nine months ended September 30, 2022, the Company recognized $221,925 and $1,786,517 of stock compensation expense, respectively, and had approximately $540,635 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately 13 months.

Issuance of RSUs to Current Officers and Directors of the Company

On September 29, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), in lieu of the payment of $15,000 for each Board member or a total of $45,000 as quarterly cash compensation, three (3) non-executive directors each received 88,235, totaling 264,705 RSUs equal to $45,000, which were immediately vested, also in lieu of the issuance of stock options for the purchase of 30,000 shares of common stock, for each of these three (3) non-executive directors received a total of 90,000 in restricted stock awards, which vested immediately for a fair value of $15,300 in the aggregate or $5,100 each.

On May 11, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 968,690 RSUs, which vested immediately.

On March 29, 2023, upon recommendation of the Compensation Committee, the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 640,000 RSUs, which vested immediately.

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $60,300 and $700,205, respectively, based upon the market price of its Common Stock between $0.17 and $0.42 per share on the date of grant of these RSUs.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Stock Options

For the nine months ended September 30, 2023, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,561,231	$2.18	$1.19	3.33	$31,124
Granted	325,000	0.32	0.15	3.02	—
Expired/Forfeited	(108,499)	4.46	2.47	—	—
Outstanding as of September 30, 2023	2,777,732	$$1.88	$1.02	2.84	$6,194
Exercisable as of September 30, 2023	2,297,691	$2.18	$1.18	2.53	$6,194

For the three and nine months ended September 30, 2023, the Company recognized $55,940 and $303,888, respectively, of stock compensation expense and had approximately $100,971 of total unrecognized compensation cost related to stock options, which will be amortized through September 30, 2025.

For the nine months ended September 30, 2022, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,541,667	$2.88	$1.57	4.27	$1,244,029
Granted	395,000	0.76	0.36	3.02	—
Exercised	(185,000)	0.40	0.29	—	10,750
Expired/Forfeited	(267,294)	6.22	3.34	—	—
Outstanding as of September 30, 2022	2,484,373	$2.37	$1.29	3.47	$89,334
Exercisable as of September 30, 2022	1,836,095	$2.42	$1.33	3.16	$89,334

For the three and nine months ended September 30, 2022, the Company recognized $345,606 and $1,272,226, respectively, in stock compensation expense, and had $741,497 of total unrecognized compensation cost related to stock options, which will be amortized over approximately 27 months.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of September 30, 2023 (for outstanding options), less the applicable exercise price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

For the nine months ended September 30, 2023 and 2022, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

	September 30,
	2023	2022
Stock price	$0.32	$0.46
Dividend yield	—%	—%
Expected life (years)	3.02	3.02
Expected volatility	63.64%	69.84. %
Risk-free interest rate	4.22%	3.25%

Issuances of Options to Officers

On September 30, 2023, the Company issued to officers options to purchase 50,000 shares of Common Stock at an exercise price of $0.17 per share, which vests over a period of two years from the date of grant and expires on September 29, 2028. The Company determined the fair market value of these unvested options to be $3,750. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $5, respectively, based upon the fair value market price of $0.08.

On June 30, 2023, the Company issued to directors and officers options to purchase 125,000 shares of Common Stock at an exercise price of $0.23 per share, which vests over a period of two years from the date of grant and expires on June 29, 2028. The Company determined the fair market value of these unvested options to be $13,000. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $1,625 and $1,642, respectively, based upon the fair value market price of $0.10.

On March 31, 2023, the Company issued to directors and officers options to purchase 150,000 shares of Common Stock at an exercise price of $0.45 per share, which vests over a period of two years from the date of grant, and expire on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $3,919 and $7,880, respectively, based upon the fair value market price of $0.21.

Cancellations of Options

For the three and nine months ended September 30, 2023, as a result of employee terminations and options expirations, stock options aggregating 51,250 and 108,499, respectively, with fair market values of approximately $91,453 and $267,726, respectively, were cancelled. For the three and nine months ended September 30, 2022, as a result of employee terminations and options expirations, stock options aggregating 67,875 and 267,294, respectively, with fair market values of approximately $237,926 and $892,227, respectively, were cancelled.

Note 8 – Leases

Operating Leases

In May 2023, the Company executed a sublease agreement for their facility located in Seattle, Washington; however, the Company remains the primary obligor under the original lease. The sublease commenced June 1, 2023 and requires a total of $433,137 rental payments over a thirty-two-month term. Due to the anticipated sublease income being less than the total rental payments required on the primary lease, we recorded an impairment charge on the right-of-use asset associated with this lease of $79,287 which has been included on the accompanying condensed consolidated statements of operations and comprehensive income (loss) as a lease impairment charge which is included in “Impairment” on the accompanying condensed consolidated statement of operations and comprehensive loss (income). During the nine months ended September 30, 2023, we recognized $24,284 of rental income on the straight-line basis as an offset to rent expenses within general and administrative expenses.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 8 – Leases – Continued

For the three and nine months ended September 30, 2023, and 2022, operating lease expense payments were $267,745 and $791,558, respectively, and $326,542 and $1,254,893, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2023 and December 31, 2022, balance sheet information related to the Company’s operating leases is as follows:

Balance Sheet Location	September 30, 2023	December 31, 2022
Right of use assets	$3,498,051	$3,952,317
Current portion of lease liabilities	$840,535	$628,113
Long-term portion lease liabilities	$2,756,056	$3,161,703

As of September 30, 2023, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2023 (rest of year)	$312,009
2024	1,032,155
2025	1,038,228
2026	816,405
2027	730,781
Thereafter	182,695
Total future minimum lease payments, undiscounted	4,112,273
Less: Amount representing interest	(515,682)
Present value of future minimum lease payments	$3,596,591
Present value of future minimum lease payments – current	$840,535
Present value of future minimum lease payments – long-term	$2,756,056

As of September 30, 2023 and December 31, 2022, the weighted average lease-term and discount rate of the Company’s leases are as follows:

Other Information	September 30, 2023	December 31, 2022
Weighted-average remaining lease terms (in years)	4.1	4.8
Weighted-average discount rate	6.0%	6.0%

For the three and nine months ended September 30, 2023 and 2022, supplemental cash flow information related to leases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Other Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$262,445	$326,542	$790,783	$1,245,893

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

On December 6, 2022, the Company entered into a Promissory Note Purchase Agreement (described above in Note 7), pursuant to which the Company issued the right to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.44 per share (see Note 8 for further disclosures), subject to standard anti-dilution adjustments. The Promissory Note Warrant was not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023. On September 15, 2023, the Company and the Investor entered into a Warrant Exchange Agreement pursuant to which the Company has agreed to issue to the Investor 5,000,000 shares of common stock in exchange for the Promissory Note Warrant. The Promissory Note Warrant has since been cancelled and is now no longer outstanding.

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

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	—	$—		—
Issued	21,129,032	0.29	*	—
Exercised	—	—		—
Outstanding as of December 31, 2022	21,129,032	$0.29	*	—
Issued - March 2023	7,142,715	0.25	*	—
Issued - June 2023	25,080,000	0.38		—
Exercised	(5,000,000)	0.44		—
Outstanding as of September 30, 2023	48,351,747	0.32	*	3.81
Exercisable as of September 30, 2023	23,271,747	0.25	*	2.31

*	Reflects the exercise price after the Down Round Trigger events on December 6, 2022, March 9, 2023, and June 6, 2023 (see Note 7).

As of September 30, 2023, the intrinsic value of the warrants was nil.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of September 30, 2023, the Company had purchase commitments of $2,126,081. These purchase commitments are expected to be realized during the year ending December 31, 2023. As of December 31, 2022, the Company had purchase commitments of $3,155,867.

SEC Administrative Proceeding

The Securities and Exchange Commission announced on September 27,2023 a cease and desist order against officers, directors, and major shareholders of public companies for failing to timely report information about their holdings and transactions in company stock. The charges stem from an SEC enforcement initiative focused on violations of Section 16(a) of the Exchange Act pursuant to which company insiders are required to file certain reports regarding their holdings and transactions in company stock.

The Company cooperated with the requests for for documents, and information regarding various transactions and disclosures going back to 2018. On September 27 2023, the SEC issued an Order instituting cease-and-desist proceedings against AgEagle and its former Chief Financial Officer. Without admitting or denying the findings, the Company agreed to cease and desist from further Section 13(a) and Section 16(a) violations and to pay $190,000 in civil penalties and, the Company’s former Chief Financial Officer agreed to cease and desist from further Section 16(a) violations and to personally pay $125,000 in civil penalties that will not be indemnified by the Company.

Note 11 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use assets and other assets.

As of September 30, 2023, and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022, respectively, information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of September 30, 2023
Goodwill	$—	$—	$18,972,896	$2,706,515	$21,679,411
Assets	$2,660,979	$12,383,293	$25,495,556	$5,510,659	$46,050,487

As of December 31, 2022
Goodwill	$—	$—	$18,972,896	$4,206,515	$23,179,411
Assets	$4,785,643	$14,930,789	$26,081,788	$8,386,654	$54,184,874

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 11 – Segment Information - Continued

Condensed Consolidated Operating Results

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended September 30, 2023
Revenues	$—	$1,627,177	$1,755,712	$101,043	$3,483,932
Cost of sales	—	990,413	990,457	288,988	2,269,858
Income (loss) from operations	(3,229,837)	(2,288,870)	168,820	(640,226)	(5,990,113)
Other income (expense), net	(2,063,936)	35,322	(960)	(441)	(2,030,015)
Net income (loss)	$(5,293,773)	$(2,253,548)	$167,860	$(640,667)	$(8,020,128)

Three Months Ended September 30, 2022
Revenues	$—	$2,081,410	$3,256,797	$152,507	$5,490,714
Cost of sales	—	1,180,612	1,851,089	375,872	3,407,573
Income (loss) from operations	(2,233,559)	(2,688,835)	592,795	(817,731)	(5,147,330)
Other income (expense), net	6,488,327	327,066	(1,819)	(1,292)	6,812,282
Net income (loss)	$4,254,768	$(2,361,769)	$590,976	$(819,023)	$1,664,952

	Corporate	Drones	Sensors	SaaS	Total
Nine Months Ended September 30, 2023
Revenues	$—	$4,861,260	$5,610,764	$347,189	$10,819,213
Cost of sales	—	2,580,305	3,213,058	801,610	6,594,973
Income (loss) from operations	(7,240,686)	(6,626,668)	328,404	(1,484,110)	(15,023,060)
Other expense, net	(2,559,654)	(326,032)	(960)	(504)	(2,887,150)
Net income (loss)	$(9,800,340)	$(6,952,700)	$327,444	$(1,484,614)	$(17,910,210)

Nine Months Ended September 30, 2022
Revenues	$—	$7,856,573	$6,283,907	$480,085	$14,620,565
Cost of sales	—	4,339,712	3,578,184	704,540	8,622,436
Loss from operations	(8,194,751)	(7,204,483)	(217,328)	(2,401,289)	(18,017,851)
Other income (expense), net	6,491,117	3,114	(3,638)	(6,098)	6,484,495
Net loss	$(1,703,634)	$(7,201,369)	$(220,966)	$(2,407,387)	$(11,533,356)

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended September 30, 2023
North America	$547,012	$570,170	$57,447	$1,174,629
Latin America	383,232	80,873	38,196	502,301
Europe, Middle East and Africa	628,768	752,583	661	1,382,012
Asia Pacific	68,165	342,502	4,739	415,406
Other	—	9,584	—	9,584
Total	$1,627,177	$1,755,712	$101,043	$3,483,932

Three Months Ended September 30, 2022
North America	$1,191,083	$1,182,218	$152,507	$2,525,808
Europe, Middle East and Africa	603,443	1,250,610	—	1,854,053
Asia Pacific	286,884	696,954	—	983,838
Other	—	127,015	—	127,015
Total	$2,081,410	$3,256,797	$152,507	$5,490,714

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 11 – Segment Information - Continued

	Drones	Sensors	SaaS	Total
Nine Months Ended September 30, 2023
North America	$1,701,100	$1,783,481	$303,593	$3,788,174
Latin America	1,256,429	221,334	38,197	1,515,960
Europe, Middle East and Africa	1,714,967	2,611,108	661	4,326,736
Asia Pacific	188,764	949,040	4,738	1,142,542
Other	—	45,801	—	45,801
Total	$4,861,260	$5,610,764	$347,189	$10,819,213

Nine Months Ended September 30, 2022
North America	$4,473,236	$2,350,426	$480,085	$7,303,747
Europe, Middle East and Africa	2,606,120	2,400,744	—	5,006,864
Asia Pacific	777,217	1,241,632	—	2,018,849
Other	—	291,105	—	291,105
Total	$7,856,573	$6,283,907	$480,085	$14,620,565

Note 12 – Subsequent Events

Second Amendment to 8% Original Issue Discount Promissory Note

On October 5, 2023, the Company and Alpha Capital Anstalt (the “Investor”) entered into a Second Note Amendment Agreement (the “Second Amendment”), which provides for the following:(i) the Deferred Payments (defined in the Note Amendment Agreement) shall be due and payable on December 15, 2023; (ii) the Amortization Payments (defined in the Note) scheduled for September 15, 2023, October 1, 2023, and November 1, 2023 shall be deferred and made part of the Amortization Payments commencing in January 2024; and (iii) 50% of any net proceeds above $2,000,000 from any equity financing between the date of the Second Amendment and December 15, 2023, shall be used to prepay the Note. The Second Amendment also partially waives the Event of Default in Section 3 (a)(vii) of the Note as a result of the resignation of a majority of the officers listed therein.

Notice of Special Meeting of Stockholders

On October 10, 2023, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC, providing notice of a Special Meeting of the Shareholders to be held on November 14, 2023 at 11:00 AM local time at 700 NW 1st Avenue, Suite 1200, Miami, Florida 33136 for the following purposes:

(1) To authorize the Board of Directors (the “Board”), at the discretion of the Board, to file an amendment to the Company’s Articles of Incorporation, as amended to date, to authorize a reverse stock split of the Company’s Common Stock with a ratio in the range between and including 1-for-10 shares and 1-for-20 shares, for the primary purpose of maintaining the Company’s listing on NYSE American (the “Reverse Split Proposal”);

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Note 12 – Subsequent Events - Continued

(2) To amend the Company’s 2017 Omnibus Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the plan from 10,000,000 shares to 15,000,000 shares before the Reverse Split (the “Plan Amendment Proposal”); and

(3) To consider and vote upon a proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve the foregoing Proposals (the “Adjournment Proposal”).

The Company will also consider any other business that properly comes before the Special Meeting.

Shareholders of record of the Company’s Common Stock at the close of business on October 6, 2023 are entitled to notice of, and to vote at, the Special Meeting or any adjournment or postponement thereof.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

As previously reported, on August 15, 2023, AgEagle Aerial Systems Inc. (the “Company”) received notice (“Notice”) from Ms. Nicole Fernandez-McGovern, the Company’s then current Chief Financial Officer, that she will be exiting the Company and the Board accepted her Notice as a voluntary resignation and not of termination for Good Reason. The Board of Directors, under the terms of her employment offer letter, agreed to allow Ms. Fernandez-McGovern to continue as Chief Financial Officer for a period of up to 90 days after the Notice. Ms. Fernandez-McGovern last day was effective October 13, 2023, after approximately 59 days of service.

Effective October 13, 2023, Mr. Mark DiSiena was appointed as the Company’s principal financial and accounting officer and serve as Interim Chief Financial Officer until such time as his successor is determined by the Board of Directors. Mr. DiSiena had been our Company’s financial consultant since October 2, 2023.

In his role as principal financial and accounting officer, he is replacing Ms. Nicole Fernandez-McGovern whose last day of employment, as determined by the Board of Directors was October 13, 2023. Pursuant to the terms of the Statement of Work Agreement by and between the Company and Mr. DiSiena (the “Agreement”), the Company paid Mr. DiSiena $250 per hour not to exceed 40 hours per week, unless written approval is obtained, for services initially provided in his role as a consultant to the Company as outlined in the addendum to the Agreement. This Agreement and the compensation terms thereunder, will continue in effect with Mr. DiSiena’s appointment to the role as Interim Chief Financial Officer.

There is no family relationship between Mr. DiSiena and any other executive officer or director of the Company. There have been no related transactions, and none are currently proposed between or among Mr.DiSiena, the Company, executive officer, director, promoter or control person.

Grant Begley, an independent member of the Board of Directors since June 2016, has been elected Chairman of the Board; and former Chairman Barrett Mooney will continue to serve as AgEagle’s Chief Executive Officer and as a member of the Board.

See also Note 6 – Promissory Note for a Second Note Amendment Agreement executed on October 5, 2023.

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

In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the DoD Robotic and Autonomous System-Air Interoperability Profile (“RAS-A IOP”). In addition, three branches of European military forces have taken delivery of eBee VISION drones in 2023. In support of its sales and pre-order efforts, AgEagle’s team has been engaged in numerous live demonstrations and intensive training sessions with officials from government and military agencies across the world seeking to leverage the power of eBee VISION in their respective drone operations. In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications. On September 6, 2023, the Company announced that commercial production of the eBee VISION had commenced and orders for the systems are now being accepted.

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

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	Our eBee TAC™ UAS is available for purchase for all military branches of US – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for us in 2023, positively impacting our financial performance in the years ahead. In addition to being available for purchase under our own GSA Schedule Contract, the eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”).

●	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

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

In August 2022, we announced that the eBee X, eBee GEO and eBee AG were the first commercial drones to be designated with the C2 class identification label in accordance with EASA regulations. As of August 22, 2022, drone operators flying C2 labeled eBees are able to conduct missions in the “Open Category” with all the advantages that this entails. The C2 certification allows the eBee X series, with correct labelling, to fly at a horizontal distance of 30 meters from uninvolved people. By contrast, heavy drones like VTOLs or quadcopters must maintain a distance of 150 meters from people and any residential, commercial, industrial and recreational areas, limiting their operational capabilities to remote zones.

In early October 2023, the eBee X series of drones were designated with the C6 class identification label in accordance with European Union regulations. As of January 1, 2024, drone operators of C6-labeled eBees will be able to conduct Beyond Visual Line of Sight (“BVLOS”) operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kg, all without the requirement for formal permissions or regulatory waivers. Currently, only eBee drones possess both the C2 and C6 marking, affirming their status as the safest choice for flying over people and conducting BVLOS operations.

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

Three and Nine Months Ended September 30, 2023 as Compared to Three and Nine Months Ended September 30, 2022

Revenues

For the three months ended September 30, 2023, revenues were $3,483,932 as compared to $5,490,714 for the three months ended September 30, 2022, a decrease of $2,006,782, or 36.5%. The decrease mainly was attributable to a decline in revenues of $1,501,085 of our RedEdge-P and Altum-PT™ panchromatic sensors, due to continued supply chain and manufacturing constraints, $454,233 of the eBee series of drone products and $51,464 of our SaaS subscription services related to our HempOverview and Ground Control platforms. In addition, the launch of the panchromatic series commenced in the second quarter of 2022, which resulted in higher sales last year due to immediate strong demand and orders for our next generation sensors.

For the nine months ended September 30, 2023, revenues were $10,819,213 as compared to $14,620,565 for the nine months ended September 30, 2022, a decrease of $3,801,352, or 26.0%. The decline in revenues is mainly attributed to the eBee drone products of $2,995,313, $673,143 of our our RedEdge-P and Altum-PT™ panchromatic sensors and $132,896 of our SaaS subscription services related to our HempOverview and Ground Control platforms. Our continued innovation has demonstrated growth in our sales leading to strong demand of our products, specifically for our panchromatic sensor series, offsetting this growth are delays in our newly announced VISION drone product and Field Check for Measure Ground Control mobile app which we have just begun to deliver to marketplace. Additionally, our business continues to be negatively impacted by supply chain constraints, inflation, adverse labor market conditions and manufacturing disruptions due to the consolidation of our manufacturing facilities.

Cost of Sales and Gross Profit

For the three months ended September 30, 2023, cost of sales was $2,269,858 as compared to $3,407,573 for the three months ended September 30, 2022, a decrease of $1,137,715, or 33.4%. For the three months ended September 30, 2023, gross profit was $1,214,074 or 34.8%, as compared to $2,083,141 or 37.9% for the three months ended September 30, 2022, a decrease of $869,067, or 41.7% in actual gross margin. The primary factors contributing to the decrease in our cost of sales and the gross profit margin were due to the decline in revenues from our sensor and our drone products along with significant price reduction in mid-Q2 to stimulate market demand and bring us in line specifically with competitive products manufactured in China as our products become older while awaiting the new ebee VISION. In addition, our sensor sales continue to experience supply chain pressure, because of increases in raw components and labor costs.

For the nine months ended September 30, 2023, cost of sales was $6,594,973 as compared to $8,622,436 for the nine months ended September 30, 2022, a decrease of $2,027,463, or 23.5%. For the nine months ended September 30, 2023, gross profit was $4,224,240, or 39.0% as compared to $5,998,129 or 41.0% for the nine months ended September 30, 2022, a decrease of $1,773,889, or 29.6% in actual gross margin. The decrease in gross profit margin was a result of our drone products along with significant price reduction in mid-Q2 to stimulate market demand and bring us in line specifically with competitive products manufactured in China as our products become older while awaiting the new ebee VISION. In addition, our sensor sales continue to experience supply chain pressure, because of increases in raw components and labor costs.

Operating Expenses

For the three months ended September 30, 2023, operating expenses were $7,204,187, as compared to $7,230,471 for the three months ended September 30, 2022, a decrease of $26,284, or 0.4%.

For the nine months ended September 30, 2023, operating expenses were $19,247,300, as compared to $24,015,980 for the nine months ended September 30, 2022, a decrease of $4,768,680, or 19.9%.

Operating expenses comprise general and administrative, sales and marketing, research and development and impairment charges for goodwill and an operating lease.

General and Administrative Expenses

For the three months ended September 30, 2023, general and administrative expenses were $3,357,550 as compared to $4,175,090 for the three months ended September 30, 2022, a decrease of $817,540, or 19.6%. The decrease was primarily a result of the integration of the 2021 Business Acquisitions that provided continued decreases in general and administrative costs in professional fees, relating mainly to legal and consulting fees, insurance, lease expenses due to combination of offices, reduction in employee payroll related costs due to integration of roles, ERP consulting integration costs, reduction in R&D consultants, less stock compensation costs offset by increased shareholder annual meeting costs.

For the nine months ended September 30, 2023, general and administrative expenses were $10,435,834 as compared to $14,093,655 for the nine months ended September 30, 2022, a decrease of $3,657,821, or 26.0%. The decrease was primarily a result of the integration of the 2021 Business Acquisitions which provided costs primarily included lease expenses due to combination of offices, reduction in employee payroll related costs due to integration of roles, ERP consulting integration costs, reduction in R&D consultants, less stock compensation costs offset by increased shareholder annual meeting costs.

Research and Development

For the three months ended September 30, 2023, research and development expenses were $1,368,394 as compared to $1,818,540 for the three months ended September 30, 2022, a decrease of $450,146, or 24.8%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

For the nine months ended September 30, 2023, research and development expenses were $4,320,216, as compared to $6,185,777 for the nine months ended September 30, 2022, a decrease of $1,865,561, or 30.2%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended September 30, 2023, sales and marketing expenses were $978,243 as compared to $1,236,841 for the three months ended September 30, 2022, a decrease of $258,598, or 20.9%. The decrease was primarily due to a decrease of travel and payroll related costs due to the integration of sales and marketing teams, along with a decrease in consulting expenses due to branding and website integration done in prior year along with less tradeshows offset by more in-person demos with our sales and marketing team for the new eBee VISON.

For the nine months ended September 30, 2023, sales and marketing expenses were $2,911,963 as compared to $3,736,548 for the nine months ended September 30, 2022, a decrease of $824,585, or 22.1%. The decrease was primarily due to the integration of sales and marketing teams, along with a decrease in consulting expenses due to branding and website integration done in prior year along with less tradeshows offset by more in-person demos with our sales and marketing team for the new ebee VISON.

Impairment Charges

For the three and nine months ended September 30, 2023, we recognized a goodwill impairment charge of $1,500,000 on our SaaS reporting unit due to its carrying value exceeded its fair value. For the nine months ended September 30, 2023, we also recognized an impairment charge on a subleased operating lease of $79,287 for the excess of the carrying value of the right of use asset at time of the sublease and the expected future cash flows from the sublease.

Other Income (Expense), net

For the three months ended September 30, 2023, other expense, net was $2,030,015 as compared to other income, net of $6,812,282 for the three months ended September 30, 2022. The increase of the expense was primarily attributable to the promissory note’s original issue discount of 4% and interest at 8% per annum issued in December 2022 along with the amendment executed to the promissory note on August 14, 2023, resulting in a debt extinguishment costs of $1,523,867, also the net foreign currency transaction losses incurred by the drone (senseFly) business, the other income for the same period in 2022 was attributable to a non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense.

For the nine months ended September 30, 2023, other expense, net was $2,887,150 as compared to other income, net of $6,484,495 for the nine months ended September 30, 2022. The increase of the expense was primarily attributable to the promissory note’s original issue discount of 4% and interest at 8% per annum issued in December 2022 along with the amendment executed to the promissory note on August 14, 2023, resulting in a debt extinguishment costs of $1,523,867, also the net foreign currency transaction losses incurred by the drone (senseFly) business, the other income for the same period in 2022 was attributable to a non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense.

Net Loss

For the three months ended September 30, 2023, we incurred a net loss of $8,020,128 as compared to a net income of $1,664,952 for the three months ended September 30, 2022, a loss increases of $9,685,080, or 581.7%. Overall, the net loss is primarily a result of a decline in our drone business due to declining revenues from sales our legacy products. In addition, due to the decrease in our sales price for eBee products for the quarter, our margins were severely impacted, diminishing our bottom-line results and reflecting a sharp decrease in our operating expenses for the quarter of approximately $2.0 million. and the $6,486,899 non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense realized in the third quarter of 2022.

For the nine months ended September 30, 2023, the Company incurred a net loss of $17,910,210 as compared to a net loss of $11,533,356 for the nine months ended September 30, 2022, an increase of $6,376,854, or 55.3%. Overall, the net loss is primarily a result of a decline in our drone and sensor business due to declining revenues from sales of our legacy products net of a decrease in operating costs because of the integration of the 2021 Business Acquisitions and reduction in employee payroll. In addition to the $6,486,899 non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense realized in the third quarter of 2022.

Cash Flows

Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

As of September 30, 2023, cash on hand was $1,600,143, as compared to $4,349,837 as of December 31, 2022, a decrease of $2,749,694.

For the nine months ended September 30, 2023, cash used in operations was $8,829,669, a decrease of $6,339,067 or 41.8%, as compared to cash used of $15,168,736 for the nine months ended September 30, 2022. The decrease in cash used in operating activities was principally driven by lower sales and operating expenses which included significantly lower inventory purchases, prepaids, accounts payable, accrued expenses and contract liabilities.

For the nine months ended September 30, 2023, cash used in investing activities was $564,116, a decrease of $7,498,625, or 93.0%, as compared to cash used of $8,062,741 for the nine months ended September 30, 2022. The decrease in cash used in our investing activities resulted mainly from the business acquisition of MicaSense and senseFly that occurred in 2022 and a decrease in platform and internal use software costs along with purchases of property and equipment.

For the nine months ended September 30, 2023, cash provided by financing activities was $6,730,348, a decrease of $7,674,030 or 53.2%, as compared to cash provided of $14,404,378 for the nine months ended September 30, 2022. The decrease in cash provided by our financing activities was due to less sales of our Common stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year offset by the sale of Series F Preferred stock issuance of Common Stock and Warrant.

Liquidity and Capital Resources

As of September 30, 2023, we had a working capital of $2,818,220. For the nine months ended September 30, 2023, we incurred a loss from operations of $15,023,060, a decrease of $2,994,791, or 16.6%, as compared to $18,017,851 for the nine months ended September 30, 2022. While we have historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable us to continue our growth is not guaranteed. We will require additional liquidity to continue its operations and meet its financial obligations over the next twelve (12) months, there is substantial doubt about our ability to continue as a going concern. We are evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

During the nine months ended September 30, 2023, we raised $6,817,400 in equity from the additional sale of Series F Preferred Stock and Offering of our Common Stock.

Off-Balance Sheet Arrangements

On September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the nine months ended September 30, 2023, inflation had a negative impact on the unmanned aerial vehicle systems industry, our customers and our business globally. Specifically, our ability to access components, parts and labor needed to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products. We expect inflation and its effects to continue to have a significant negative impact on our business.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar unctions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As required by Item 103 of Regulation S-K, for a discussion of current legal proceedings, please see Note 10 – Commitments and Contingencies to our Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)..

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: November 13, 2023	By:	/s/ Barrett Mooney
Barrett Mooney
Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Mark DiSiena
Mark DiSiena
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Barrett Mooney	Chief Executive Officer	November 13, 2023
Barret Mooney	(Principal Executive Officer)

/s/ Mark DiSiena	Interim Chief Financial Officer	November 13, 2023
Mark DiSiena	(Principal Financial and Accounting Officer)

