Form 10-K
period 2023-12-31
AgEagle Aerial Systems Inc.
filed 2024-04-01
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 E. 34th Street North, Suite 1307, Wichita, Kansas	67226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (620) 325-6363

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,134,429.

As of March 31, 2024, there were 10,891,427 shares of Common Stock, par value $0.001 per share, issued and outstanding consistent with the 1-for-20 reverse stock split executed on February 8, 2024. At a pre-split view, there were 217,828,540 shares of Common Stock, par value $0.001 per share, issued and outstanding.

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

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to or relations with our resellers, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products;

●	increased competition, including from companies which may have substantially greater resources than we have, and, in the unmanned aircraft systems segments from lower-cost commercial drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	uncertainty in the customer adoption rate of commercial use unmanned aerial systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, including those resulting from the ongoing COVID-19 pandemic, such as supply chain disruptions, vaccine mandates, the threat of future variants and resulting government-mandated shutdowns, quarantine policies, travel restrictions and social distancing, export compliance requirements, curtailment of trade and other business restrictions affecting our ability to manufacture and sell our products;

●	failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings to which we may be subject;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

As the Company pursues its strategy to pursue new initiatives that improve its operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain technologies, such as use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. As such, the Company is developing and securing technology that aims to secure against hacking and malicious attacks. As the software that drives our drones and cameras become more autonomous and interconnected, they become potential targets for cyber threats. Ensuring the security of data transmission and control systems has been and continue to be critical in preventing unauthorized access and misuse.

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate our business and drone manufacturing in Raleigh, North Carolina and Lausanne, Switzerland which supports our international business activities.

Strategic Acquisitions in 2021(the “2021 Acquisitions”)

MicaSense™, Inc.

In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”), a company that has been at the forefront of advanced drone sensor development since its founding in 2014. In early 2022, AgEagle completed development and brought to market the Altum-PT™ and RedEdge-P™ -- next generation thermal and multispectral sensors which offer critical advancements on MicaSense’s legacy sensor products to customers primarily in agriculture, plant research, land management and forestry management. Today, AgEagle’s multispectral sensors are distributed in over 75 countries worldwide and help customers use drone-based imagery to make better and more informed business decisions.

Measure Global, Inc.

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”), a company founded in 2020. Serving a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (“SaaS”), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. Ground Control serves a world class customer base, including many Fortune 500 companies. By adding Measure’s advanced software to the AgEagle platform, combined with its sensors and other data capture and analytics innovations, our customers can capitalize on the significant economic, safety and efficiency benefits made possible by drones used at scale.

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

2022 Integration Activities

In 2022, the Company built an enterprise architecture designed to seamlessly integrate the acquisitions completed in 2021, thereby unifying four disparate brands under one global brand: AgEagle. As part of this process, AgEagle executed an action plan to create long-term sustainable value through the efficiencies derived from economies of scale, sharing and optimizing resources – in particular, human capital and knowledge – and combining assets. Critical to the success of the integration and integral to the Company’s ability to stay disciplined, structurally organized and rooted in its core values was:

●	implementation of a new enterprise resource planning (“ERP”) system and ongoing optimization will be in process through 2024;

●	collapse of all acquired websites and the creation and launch of one website, found at www.ageagle.com, showcasing the Company’s full suite of products and capabilities and was completed in 2023;

●	creation of an Intranet employee portal to support and promote enterprise-wide communication and connectivity and was completed in 2023;

●	consolidation of the Company’s business and manufacturing operations in the United States from multiple offices spread across the country in Kansas, North Carolina, Texas, Washington and Washington, D.C. to three centralized locations in Wichita, Kansas, Raleigh, North Carolina and Lausanne, Switzerland – an initiative which commenced in late 2022 and was completed in 2023;

●	commitment to on-going customer-centric product development roadmaps designed to best leverage the right combination of process, tools, training and project management to effectively meet product enhancement and new product launch deadlines and achieve post-launch sales and marketing key performance indicators; and

●	shifts in the responsibilities of senior and mid-level management to optimize strengths and squarely align functional and cross-functional goals and objectives, which we monitor continually as an ongoing initiative.

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

●	eBee Ag – a reliable, affordable drone solution to help farmers, agronomists and service providers map and monitor crops quickly and easily. The eBee Ag and its drone sensor deliver timely plant health insights with accuracy and efficiency that complements precision agriculture workflows. With its dual-purpose Duet M camera, eBee Ag captures accurate RGB and multispectral data from the sky to help users make better decisions on the ground. eBee Ag also features available Real-Time Kinematic (“RTK”) functionality for greater mapping precision. With its available RTK, the agriculture drone can achieve absolute accuracy down to 2.5 cm (1.0 inch) with its RGB camera. Highly-accurate vegetative index maps allow users to understand every acre while managing problematic areas field-wide – before they impact profits. Equipped with its standard battery, eBee Ag is capable of up to 45-minutes of flight. An available endurance battery increases flight times up to 55 minutes — allowing the drone to cover more than 160 hectares (395 acres) in a single flight and save precious time and money when compared with conventional crop scouting. It was announced on February 14, 2024 that the eBee Ag was placed on end-of-life and unavailable for sale. Enhancements were made to the eBee X to use as a replacement for this product.

●	eBee Geo – an affordable fixed-wing mapping drone designed to meet the highest demands of surveyors, civil engineers and GIS professionals worldwide. Built upon more than 10 years of drone mapping experience, eBee Geo is rugged, intuitive to operate and makes surveying and mapping small to large areas faster and more efficient than using terrestrial surveying equipment alone. The data collected can quickly be processed into highly-accurate georeferenced orthomosaics, digital elevation models, digital surface models and high-density point clouds to bring additional value beyond common vectors. Designed to complement the user’s surveying toolkit, eBee Geo comes with everything needed to get started, including professional drone camera technology and eMotion, AgEagle’s flight planning software originally designed and developed by senseFly. With eBee Geo, a user can map up to 160 ha (395 ac) at 120 m (400 ft) with a maximum flight time of 45 minutes. eBee Geo is also available with RTK positioning. Combined with the Company’s purpose-built Sensor Optimized for Drone Applications (“S.O.D.A”), users are assured of sharp, accurate mapping outputs – even in the harshest conditions. It was announced on February 14, 2024 that the eBee Geo was placed on end-of-life and unavailable for sale. Enhancements were made to the eBee X to use as a replacement for this product.

●	eBee TAC™– Designed specifically for government and military mapping and mission planning applications, the eBee TAC operates in disconnected environments, providing a higher accuracy mobile solution to map and locally share aerial imagery data on rapidly changing field conditions to analyze and provide near real-time situational awareness to ground forces. Weighing only 3.5 pounds and featuring a digital camouflage skin for increased stealth and up to 90 minutes flight time and silent mission mode, the eBee TAC can be rapidly deployed, from assembly to hand-launch, in three minutes by a single user to generate 3D modeling, terrain and thermal maps. Each system features National Defense Authorization Act (“NDAA”) compliant drone, sensors and active components, secure extension, Endurance activation, two Endurance batteries, one Pitot Pro-kit, two micro-SD cards with adapters, AES256-bit encryption, pixel camouflage and an IP67 hard transport case with STANAG military standard certification that is lightweight, rugged and dust and water resistant. Camera options include RGB, multispectral and thermal payloads; and the system can also be upgraded to include additional features and payloads.

●	In March 2022, AgEagle’s eBee TAC™ Unmanned Aerial System was the first approved drone to be added to the U.S. Department of Defense’s (“DoD”) Defense Innovation Unit’s (“DIU”) Blue UAS Cleared List as part of Blue sUAS 2.0. The eBee TAC successfully completed a series of demonstrations in association with Blue sUAS 2.0 to provide the DIU with information and verification of the drone systems’ mission planning and launch capabilities, range and endurance, NDAA compliance, operational safety of flight procedures and cyber security, in addition to scripted and ad hoc flight profiles. Based on its evaluation, the DIU designated the eBee TAC as an approved light-weight, medium-range UAS available for immediate procurement by the DoD without a waiver to operate; and is also available for procurement by other Federal Government agencies. AgEagle’s success with Blue sUAS 2.0 follows eBee’s use as an integral asset for both conventional and unconventional Department of Defense units for over five years.

●	eBee X – the eBee X has been recognized as the fixed-wing drone that revolutionized the unmanned aerial vehicle sector with its ease-of-use and multiple, state-of-the-art sensors designed to suit a wide range of mapping jobs. At just 1.6 kg (3.5 lbs.), eBee X is a lightweight, ultra-portable solution that is easy for a single person to operate. With a unique Endurance Extension option enabling a flight time of up to 90 minutes and single-flight coverage of up to 500 ha at 122m (1,236 acres at 400 ft.), the eBee X is a premium drone that offers users the high-precision of on-demand RTK/PPK for achieving absolute accuracy of down to 1.5 cm (0.6 in) – without ground control points. This capability makes the eBee X ideal for BVLOS operations, such as long corridor mapping missions for utility companies, expansive crop scouting in agriculture and by enterprise customers who desire a robust and professional drone fleet.

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

●	eBee VISION – in December 2022, AgEagle announced its latest innovation in commercial and tactical drone technology with the unveiling of its new eBee VISION Intelligence, Surveillance and Reconnaissance (“ISR”) UAS. Scheduled for global commercial release during the first quarter of 2024, the eBee VISION delivers high resolution, medium-range video imagery made possible by its 32x zoom and powerful thermal observation capabilities. Its sensor payloads are capable of detecting, tracking and geo-locating objects in both day and night conditions. Offering up to 90 minutes of flight time and the same ease-of-use that has earned AgEagle’s eBee line of drones industry distinction, the eBee VISION can be deployed and operated by a single person. Designed, developed and manufactured by AgEagle’s research and development team in Switzerland, the eBee VISION is NDAA compliant, weighs less than 3.5 pounds/1.6 kilograms and can be carried in a backpack.

In December 2022, eBee VISION prototypes were successfully tested by European Armed Forces. According to an official from a UAV experimentation unit of a European military force present at the testing, “eBee VISION’s specifications fill the gap between low endurance quadcopters and large military fixed-wing drones. The small size, lightweight, ease-of-use, autonomy, range and sensor capabilities make it a promising drone for tactical ISR missions.”

As a result of the tests, European military units have ordered multiple eBee VISION prototypes, with delivery having occurred in late 2023. Commercial production of eBee VISION is planned for worldwide availability in early-2024 worldwide. Additional demonstrations with other military forces in the United States and NATO countries are being scheduled for the first quarter of 2024.

Market Opportunity for UAVs

Drones have transformed from being freelance videographer toys to mission critical inspection tools for enterprise businesses like construction, energy and agriculture, and for military/defense applications worldwide. Moreover, the number of use cases for drones has also grown as drone hardware has become more advanced, safer and more reliable. Advanced aerial mapping, crop monitoring, publicly safety uses, disaster response and consumer drone deliveries have all become available as the commercial drone industry has matured.

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

Our Branded Software Solutions

Ground Control

A cloud-based, plug-and-play operating system, Ground Control provides individual pilots and large enterprises with everything they need to completely automate and scale their drone operations workflows. Offered as Software-as-a-Service, Ground Control continues to earn the trust and fidelity of its blue chip, industry-diverse customers by providing a single platform to automate flight management systems safely and securely; easily manage drone programs of any scope and scale; and process, analyze and share drone-captured image data and visualization necessary for assessing risks, improving workflow processes and achieving time and cost efficiencies across enterprises of virtually any size. With the aim of empowering AgEagle’s customers to readily extend their reach and human capability through adoption of scalable autonomous drone programs, Ground Control users can:

●	plan missions via Keyhole Markup Language (“KML”) files or build a grid or waypoint flight; check airspace for Low Altitude Authorization and Notification Capability (“LAANC”) authorization and confirm local weather conditions are favorable.

●	fly with GPS-aided manual control or automated grid and waypoint patterns, and push web-based flight plans to mobile devices for ground-based in-field control – all with a simple, easy-to-use flight interface.

●	capture raw data and live streaming field images with multispectral cameras, like AgEagle’s RedEdge-P and Altum-PT, and automatically convert into organized map indices and composites; or fly an RTK-enabled drone for improved post-flight processing.

●	process captured imagery into high-quality data products and photogrammetry, and create orthomosaics, digital surface models and contour maps; or upload ground control points (“GCPs”) with user’s maps for increased accuracy.

●	analyze drone data or view orthomosaics and other 2D data files on an interactive, account-wide map.

●	collaborate and support operations with detailed information about missions, including flight logs with screen shots, playbacks and incident flagging; and efficiently manage equipment and workflows with automatic usage tracking capabilities.

●	benefit from Ground Control’s obsession to deliver industry-leading, customer-centric support and service.

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

eMotion

AgEagle also offers eMotion, a drone flight and data management solution created specifically for aerial mapping use. With eMotion, flights are built using intuitive mission blocks and flight modes. Users simply need to choose a block (aerial mapping, corridor, etc.), highlight the region they want to map, define key settings, and eMotion auto-generates the drone’s flight plan. Multi-flight missions are supported, and the software’s full 3D environment adds a new dimension to drone flight management, helping users to plan, simulate and control the drone’s trajectory for safer flights, more consistent performance and improved data quality. Moreover, eMotion’s built-in Flight Data Manager automatically handles the georeferencing and preparation of images required for post-processing in software such as Pix4Dmapper. Connecting wirelessly to a user’s drone, to industry cloud solutions, to survey-grade base stations and to airspace and live weather data, eMotion is advanced, scalable drone software that anyone can use.

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

Former President Donald Trump issued an executive order before leaving office stating that the U.S. government would seek to prevent “the use of taxpayer dollars to procure UAS that present unacceptable risks and are manufactured by, or contain software or critical electronic components from, foreign adversaries, and to encourage the use of domestically produced UAS.” As a result, the General Services Administration works to ensure that only drones approved by the Department of Defense’s Defense Innovation Unit are permitted under Multiple Award Schedule contracts.

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

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

●	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

●	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

●	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

●	Key components of our growth strategy include the following:

●	Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly skilled professionals. We intend to preserve this culture to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

●	Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in artificial intelligence-enabled robotics and data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

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

In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; and in April 2023, were awarded a federal contract from the U.S. Department of Defense’s Defense Innovation Unit (“DIU”) to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the DoD Robotic and Autonomous System-Air Interoperability Profile (“RAS-A IOP”). In addition, three branches of European military forces have taken delivery of eBee VISION drones in 2023. In anticipation of achieving commercial production of eBee VISIONs later this year, we have teams hosting live demonstrations of eBee VISION prototypes for officials of government and military agencies in Austria, the Baltics, France, Germany, Italy, Poland, Spain, the Middle East and across the United States.

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

In April 2023, AgEagle released Field Check for the Measure Ground Control mobile app. Measure Ground Control is a complete Software-as-a-Service solution for drone program management that is available as a web app and mobile app for both iOS and Android devices. The software’s capabilities include mission and equipment management, flight control, data processing and analysis, secure data storage and sharing, online collaboration and reporting. Field Check’s unique feature set enables users to review and validate the quality of their drone-captured imagery on-site. Capturing target imagery right the first time in one trip to a project site allows users to eliminate time loss and costs associated with project reworks by ensuring data capture is complete and ready for processing into high-resolution outputs before leaving a site. Reflecting our software development team’s superb problem-solving capabilities, Field Check provides our clients with a competitive edge in their drone operations and across the industries they serve by avoiding project repeats and downtime due to data processing errors or poor image quality.

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	Our eBee TAC UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company in 2022, positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●	Our eBee X series of fixed wing UAS, including the eBee X and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament to our commitment to provide best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

●	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report (“DVR”) demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA. Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

●	Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 acquisitions completed in 2021 (the “2021 Acquisitions”), we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

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

As of December 31, 2023 all 50 states, 3 U.S. territories and 63 tribal nations have had their hemp production plans approved by the USDA.

Risks associated with environmental, social and governance matters (“ESG”), including especially climate change and other environmental impacts, could negatively affect our business and operations.

Environmental, social and governance matters significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. Climate related changes can increase the frequency and severity of significant weather events and natural disasters. While we maintain insurance coverage to cover certain risks of losses for damage or destruction to facilities and property and for interruption of our business, such insurance may not cover specific losses and the amount of our insurance coverage may not be adequate to cover all of our losses. As a result, our future operating results could be materially and adversely affected, including if our losses are not adequately or timely covered by our insurance.

Increased attention on ESG matters, including from our customers, shareholders and other stakeholders, may lead to us expending more resources addressing these issues. Legislative and regulatory efforts to combat climate change and address ESG issues may prove costly and burdensome for us to comply with and will likely continue to impact us, our customers and our suppliers.

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

Suppliers

In 2023, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed-wing drones and sensors. As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market. In addition, we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. In 2023, we experienced some supply delays from in our inability to muster funds due to high interest rates and tighter borrowing requirements that continue to crimp borrowing capacity, and thereby hindering our ability to fulfill current and backorders of our products to convert accounts receivables into cash. We may continue to experience potential supply chain disruptions in 2024 for the same reason.

Operating Segment Revenues

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Type	2023	2022
Drones	$6,197,049	$9,840,321
Sensors	7,100,419	8,655,434
Software-as-a-Service (SaaS)	443,930	598,670
Total	$13,741,398	$19,094,425

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

On January 27, 2021 (“MicaSense Acquisition Date”), we entered into a stock purchase agreement (the “MicaSense Purchase Agreement”) with Parrot Drones S.A.S. and Justin B. McAllister (the “MicaSense Sellers”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of MicaSense, Inc. from the MicaSense Sellers (the “MicaSense Acquisition”). The aggregate purchase price for the shares of MicaSense was $23 million less any debt, and subject to a customary working capital adjustment. MicaSense became a wholly-owned subsidiary of the Company as a result of the MicaSense Acquisition.

On April 19, 2021 (the “Measure Acquisition Date”), the Company entered into a stock purchase agreement (the “Measure Purchase Agreement”) with Brandon Torres Declet (“Mr. Torres Declet”), in his capacity as representative of the sellers, and the sellers named in the Measure Purchase Agreement (the “Measure Sellers”) pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Measure Global, Inc. (“Measure”) from the Measure Sellers (the “Measure Acquisition”). The aggregate purchase price for the shares of Measure is $45 million, less the amount of Measure’s debt and transaction expenses, and subject to a customary working capital adjustment. Measure became a wholly-owned subsidiary of the Company as a result of the Measure Acquisition.

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

On October 18, 2021 (the “senseFly Inc. Acquisition Date), AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2 million , less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. senseFly Inc. became a wholly-owned subsidiary of the Company as a result.

Our Headquarters

Our principal executive offices are located at 8201 E. 34th Street North, Suite 1307, Wichita, Kansas 67226 and our telephone number is 620-325-6363. Our website address is www.ageagle.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Human Capital Resources

As of March 31, 2024, we employed 64 full-time employees and 2 part-time employees. We acknowledge that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of the Company’s products; and evolve and invest in technology, tools and resources to enable employees at work.

Diversity, Equity, and Inclusion

We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion (DE&I). We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas, and solutions to drive our business forward. We believe that diverse teams solving complex problems leads to the best business results. We promote diversity by developing policies, programs, and procedures that foster a work environment where differences are respected, and all employees are treated fairly.

Talent Management

We recognize the importance of attracting and retaining the best employees. Our continued success is not only contingent upon seeking out the best possible candidates, but also retaining and developing the talent that lies within the organization. We strive to attract, develop, and retain the best and brightest from all walks of life and backgrounds. Our goal is to offer opportunities for employees to improve their skills to achieve their career goals.

Employee Health and Safety

We acted quickly to protect the health and safety of our employees in response to the pandemic protocols. In March 2020, all employees who could work remotely began working from home. Employees continue to have the flexibility to work remotely or on a hybrid basis with most of our employees. The health and safety of our employees has been and continues to be a priority.

No OSHA recordable or lost time injuries in the US and zero injuries at our other global sites.

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of December 31, 2023, our trademark portfolio includes 63 registered and/or pending in various countries and 21 patents in various stages of the patent granting process. We also consider our UAV and sensor manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Registration No.	Registration Date	Status
(RE)DEFINING AGRICULTURAL DRONE SENSING	US	88 /521832	7/18/2019	6078193	6/16/2020	Registered
ALTUM	US	88 /412439	5/2/2019	6823409	8/23/2022	Registered
	US	97 /174411	12/15/2021	6918181	12/6/2022	Registered
	Canada	2198057	6/15/2022			Pending
	China		6/15/2022	1672211	6/15/2022	Registered
ALTUM-PT	European Union		6/15/2022	1672211	6/15/2022	Registered
	Japan		6/15/2022			Pending
	Mexico		6/15/2022			Pending
	Madrid Protocol	A0124015	6/15/2022	1672211	6/15/2022	Registered
MICASENSE	US	86 /659942	6/11/2015	4922111	3/22/2016	Registered
REDEDGE	US	88 /749873	1/7/2020	6344611	5/11/2021	Registered
REDEDGE-MX	US	88 /749880	1/7/2020	6359035	5/25/2021	Registered
	US	97 /105307	11/2/2021	6917109	12/6/2022	Registered
	Canada	2189471	4/29/2022			Pending

REDEDGE-P	European Union		4/29/2022	1664529	4/29/2022	Registered
	Japan		4/29/2022			Pending
	Mexico		4/29/2022			Pending
	Madrid Protocol	A0122452	4/29/2022	1664529	4/29/2022	Registered
THE SENSOR THAT DOESN’T COMPROMISE	US	88 /521846	7/18/2019	6062427	5/26/2020	Registered
AGEAGLE	US	68 /08302	7/20/2021	90837274	8/2/2022	Registered
THE DRONE AGE	US	88 /946058	6/3/2020			Pending
	Canada	2068393	12/3/2020			Pending
SENSEFLY, A KAMBILL COMPANY AND DESIGN	India		12/16/2021	5249406	8/1/2022	Registered
	Australia		3/13/2013	1553690	3/13/2013	Registered
	Brazil		3/25/2013	840461313	1/12/2016	Registered
	Brazil		3/25/2013	840461305	3/6/2018	Registered
	Canada	TMA932233	3/15/2013	1618501	3/21/2016	Registered
	China		3/13/2013	1156183	12/24/2013	Registered
	European Union		3/13/2013	1156183	3/13/2017	Registered
EBEE	Russia		3/13/2013	1156183	11/13/2014	Registered
	South Africa	2013/06574	3/14/2013			Pending
	South Africa	2013/06573	3/14/2013			Pending
	Switzerland	61158/2012	9/18/2012	638841	1/21/2013	Registered
	US	79128567	3/13/2013	4503673	4/1/2014	Registered
	WIPO		3/13/2013	7/8/5065	3/13/2013	Registered
	Australia		1/22/2015	1241930	1/22/2015	Registered
	Brazil		1/30/2015	908933975		Registered
	China		1/22/2015	1241930	1/22/2015	Registered
	European Union		1/22/2015	1241930	1/22/2015	Registered
EXOM	Russia		1/22/2015	1241930	1/22/2015	Registered
	South Africa		1/23/2015	2015/01806		Pending
	Switzerland	59684/2014	8/20/2014	663964	9/24/2014	Registered
	WIPO		1/22/2015	1241930	1/22/2015	Registered
	United Kingdom		1/22/2015	UK00801241930	2/11/2016	Registered
	Australia		11/8/2011	1100123	11/8/2011	Registered
	Brazil		3/4/2016	910715637	4/17/2018	Registered
	Brazil		3/4/2016	910715580	4/17/2018	Registered
	Canada	TMA1013798	2/25/2016	1769512	1/24/2019	Registered
	China		11/8/2011	1100123	11/8/2011	Registered
SENSEFLY	European Union		11/8/2011	1100123	11/8/2011	Registered
	Russia		11/8/2011	1100123	11/8/2011	Registered
	Switzerland	62950/2010	5/8/2011	615741	5/26/2011	Registered
	US	79106546	11/8/2011	4166369	7/3/2012	Registered
	WIPO			1100123	11/8/2011	Registered
	Australia		9/9/2016	1814255	9/9/2016	Registered
	China			1322220	9/9/2016	Registered
	European Union			132220	9/9/2016	Registered
ALBRIS	Russia			132220	9/9/2016	Registered
	Switzerland	53355/2016	3/16/2016	685791	3/30/2016	Registered
	US	79197603	9/9/2016	5178765	4/11/2017	Registered
	WIPO			132220	9/9/2016	Registered
EBEE TAC	Switzerland	15306/2020	10/29/2020	754619	11/6/2020	Registered
	WIPO		4/21/2021	1615756	4/21/2021	Registered

Patents and Pending Patents
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date	Patent No.	Patent Date
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	NP-Filed	62/160732	5/13/15
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	Granted	15/154719	5/13/16	20170352110	12/7/17	10467711	11/5/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	Granted	15/620627	6/12/17	20170358105	12/14/17	10518900	12/31/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	NP-Filed	62/350116	6/14/16
MULTI-SENSOR IRRADIANCE ESTIMATION	PCT	Converted	US2017/066524	12/14/17	WO2018/136175	7/26/18
MULTI-SENSOR IRRADIANCE ESTIMATION	US	Granted	16/037952	7/17/18	20180343367	11/29/18	11290623	3/29/22
MULTI-SENSOR IRRADIANCE ESTIMATION	China	Published	201780083888.1	12/14/17	CN110291368A	9/27/19
MULTI-SENSOR IRRADIANCE ESTIMATION	Europe	Published	17892899.0	12/14/17	3571480	11/27/19
MULTI-SENSOR IRRADIANCE ESTIMATION	Japan	Published	2019-529189	12/14/17	2020-515809	5/28/20
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	Europe	Published	19892185.0	12/3/19	3890466	10/13/21

IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	China	Allowed	201980079714.7	12/3/19	CN113226007A	8/6/21
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Published	17 /299258	6/2/21	20220038644	2/3/22
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	PCT	Converted	US2019/064296	12/3/19	WO2020/117847	6/11/20
DIFFUSER FOR IRRADIANCE SENSOR	US	Published	17 /720093	4/13/22	20220333979	10/20/22
DIFFUSER FOR LIGHT SENSOR	US	NP-Filed	63 /174929	4/14/21
AERIAL IMAGING SYSTEM AND METHOD HAVING MULTISPECTRAL AND PANCHROMATIC SENSORS	PCT	Pending	US2022/075938	9/2/22
AERIAL IMAGING SYSTEM AND METHOD HAVING MULTISPECTRAL AND PANCHROMATIC SENSORS	US	NP-Filed	63/240730	9/3/21
CAMERA	US	Granted	29/691510	5/16/19			D907099	1/5/21
CAMERA	US	Granted	29/691512	5/16/19			D907100	1/5/21
LIGHT SENSOR	US	Granted	29/691513	5/16/19			D906845	1/5/21
LENS HOUSING	US	Granted	29/691516	5/16/19			D907102	1/5/21

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

Through our wholly-owned subsidiary, AgEagle Aerial, Inc., we have been operating for over ten years. It was not until 2021 that we acquired the latest go-to-market airframes, sensors and software technologies of our products. As of December 31, 2023, we had an accumulated deficit of approximately $165.58 million which included net losses of approximately $42.42 million and $58.25 million for the years ended December 31, 2023 and 2022, respectively. We are currently still incurring significant net losses as we continue to invest in our business strategy and grow our business as a result, we cannot guarantee that when we expect to generate sufficient cash flows from operations to be adequate to cover our operating business. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect our business, including our ability to raise additional funds.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on product and software development. We will require additional funds to support our continued research and development activities, as well as the costs of commercializing, marketing and selling any existing and new products and/or services resulting from those activities. Until such time, that we can generate sufficient revenue and achieve profitability, we will need to meet our future cash needs through equity or debt financings. There can be no assurance that we will be successful in our capital raising efforts.

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

On November 15, 2023, the Company and Investors, which included Alpha, entered into the Assignment Agreement, pursuant to which, among other things, (i) Alpha transferred and assigned to certain institutional and accredited investors (the “Assignees”), the rights and obligations to purchase up to $1,850,000 or 1,850 shares at a price of $1,000 per share of Series F Preferred pursuant to the Additional Investment Right provided in the Series F Agreement (the “Assigned Rights”), (ii) the Series F Agreement was amended so that the Assignees are party thereto and have the same rights and obligations thereunder as the investor to the extent of the Assigned Rights, (iii) the time period during which the investor can provide an Investor Notice was extended from August 3, 2024 until February 3, 2025; and (iv) Alpha and the Company agreed to a one-time waiver of the Minimum Subscription Requirement to allow exercise of the Assigned Rights.

The foregoing description of the Assignment Agreement does not purport to be complete and is qualified in its entirety by reference to the Assignment Agreement, filed as Exhibit 10.2 to this Current Report and incorporated by reference herein.

Pursuant to the Investor Notices received by the Company from the Investor and the Assignees on November 15, 2023, delivered in connection with the Assignment, the Investor and the Assignees have provided notices of their desire to purchase 1,850 shares of Preferred Stock (the “November Additional Series F Preferred”) convertible into 14,835,605 shares of Common Stock (the “November Conversion Shares”) at a conversion price of $0.1247 per share and warrants (the “November Additional Warrants”) to purchase up to 14,835,605 shares of our Common Stock an exercise price of $0.1247 per share for an aggregate purchase price of $1,850,000. The November Additional Warrants will be exercisable upon issuance and have a three-year term.

Pursuant to the Investor Notice received by the Company from Alpha, the Company sold to Alpha 650 shares of November Additional Series F Preferred, which are part of the 1,850 shares and are convertible into 5,212,510 shares of Common Stock at a conversion price of $0.1247 per share (which was adjusted to $0.10 per share as a result of the Common Stock Offering) and November Additional Warrants to purchase up to 5,212,510 shares of our Common Stock an initial exercise price of $0.1247 per share (which was adjusted to $0.10 per warrant as a result of the Common Stock Offering) for an aggregate purchase price of $650,000.

Despite the foregoing, we will require additional financing in the future. If we are unable to raise additional capital, we may have to delay, curtail, or eliminate commercializing, marketing and selling one or more of our solutions. Should the financing we require be unavailable to us, or on terms unacceptable to us when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition, and prospects.

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

As of December 31, 2023, the Company had $0.8 million of cash on hand and working capital of negative $0.5 million. During the year ended December 31, 2023, the Company incurred a net loss of approximately $42.4 million and used cash in operating activities of approximately $11.0 million. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. As the Company will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. Additionally, on March 15, 2023, Credit Suisse announced that it would borrow up to 50 billion Swiss francs, or $53.7 billion, from the Swiss National Bank to address its liquidity concerns. We have historically maintained deposits less than $1 million euros at Credit Suisse and have now lowered our funds as part of our risk mitigation plan in connection with the foregoing, we may increase our deposits at Credit Suisse in the future however there can be no assurance that we will be able to effectively mitigate the risk of loss should a similar event impact Credit Suisse in the future or any other bank at which we maintain deposits. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

Our operating margins may be negatively impacted by a reduction in sales or an increase in the cost of products sold.

Expectations regarding future sales and expenses are largely fixed in the short term. We maintain raw materials and finish goods at a volume we feel is necessary for anticipated distribution and sales. Therefore, we may not be able to reduce costs in a timely manner to compensate for any unexpected shortfalls between forecasted and actual sales.

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

The markets in which we compete are subject to technological changes, introduction of new products, change in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and services and new products and services. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If the release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results, and financial condition may be adversely affected.

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

The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our facilities as a result of such events, even for a limited period of time, may result in significant expenses or loss of market share to other competitors. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of technology platforms or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in aggregate, resulted in a material adverse effect on our business, operating results and financial condition.

Successful cybersecurity attacks or other security incidents however, could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft or import or export of sensitive, regulated, or confidential data including personal information and intellectual property, including key innovations in artificial intelligence, quantum, or other disruptive technologies; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

The development of generative artificial intelligence (“AI”) technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence.

We are making investments in AI initiatives, including generative AI, to, among other things, develop new products, and develop new features for existing products. There are significant risks involved in development and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts may give rise to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. We cannot guarantee that third parties will not use such AI technologies for improper purposes, including through the dissemination of inaccurate content, intellectual property infringement or misappropriation, furthering cybersecurity attacks, data privacy violations, or to develop competing technologies. As such, it is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

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

A significant portion of our revenues are currently derived in the local currencies of the foreign jurisdictions in which our products are sold. Accordingly, we are subject to risks relating to fluctuations in currency exchange rates. In the future, and especially as we further expand our sales efforts in international markets, our customers will increasingly make payments in non-U.S. currencies. Fluctuations in foreign currency exchange rates could affect our revenues, operating costs, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency or if it reduces the cost-competitiveness of our products. We cannot predict the effect of future exchange rate fluctuations on our operating results.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our manufacturing facilities, could disrupt our operations or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability to operate. In addition, these types of events could negatively impact consumer spending in the impacted regions. Disasters occurring at our facilities could impact on our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

International trade disruptions or disputes could adversely affect our business and operating results.

Significant portions of our business are conducted in Europe, Asia, and other international geographies. Interruptions in international relationships such as the exit by the U.K., commonly referred to as “Brexit” from the EU, or the rapidly evolving conflict between Russia and Ukraine, Isarael and Hamas and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the war in Ukraine and the Israel-Hamas war, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could experience declines in all, or in portions, of our business. Economic uncertainty may cause some of our current or potential customers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. Any resulting adverse effects to our customers’ liquidity or financial performance could reduce the demand for our products or affect our allowance for collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

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

Risks Associated with Our Securities

Our executive officers and directors may sell shares of their stock, and these sales could adversely affect our stock price.

Sales of our common stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under Rule 10b5-1 under the Exchange Act.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	potential stock splits;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers;

●	the loss or unanticipated underperformance of our global distribution channel;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	conditions in the UAV, domestic hemp cultivation and drone-enabled package delivery industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions, including Russia’s invasion of Ukraine.

Our Common Stock closed as high as $0.58 and as low as $0.10 per share between January 1, 2023 and December 31, 2023 on NYSE American. On February 9, 2024, the Company performed an approved 20 for 1 reverse stock split, which would reflect a high stock price of $11.60 and a low price of $2.04 through fiscal 2023. On March 28, 2024, the closing price of our common stock as per post-split, as reported on NYSE American was $0.79. Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

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

We currently have outstanding instruments which are convertible into shares of Common Stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding Common Stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the current market price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBER SECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61, rev 2 (“NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements. We use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

Cybersecurity Governance

Our Board considers cybersecurity risks as part of its risk oversight function of cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from management at least annually.  In addition, management updates the Audit Committee regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

The Audit Committee reports to the full Board annually regarding cybersecurity. The full Board also receives annual briefings from external experts on cybersecurity as part of the Board’s continuing education on topics that impact public companies.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Risk Management and Strategy

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests. This cybersecurity policy is designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

The Company is in the process of establishing a cybersecurity policy which implement protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats haven’t significantly impacted our operations, and we don’t anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. Please refer to Item 1A: Risk Factors for further insights into cyber attack-related risks.

The Chief Financial Officer will oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

ITEM 2. PROPERTIES

As of December 31, 2023, the Company is a party to the following non-cancellable operating leases for manufacturing facilities and office space:

Location	Purpose	Initial Term (months)	Lease Expiration Date
8201 E. 34th Cir N Suite 1307 Wichita, Kansas	Manufacturing Facility & Corporate Headquarters	36	October 31, 2026
Route de Genève 38 1033 Cheseaux-sur-Lausanne, Switzerland	Distribution & Assembly Facility & Offices	60	April 30, 2028
1300 N. Northlake Way Seattle, Washington (Subleased)	Offices	60	January 2026

As of December 31, 2023, the Company held properties in Wichita, KS, Lausanne, Switzerland; and Seattle, WA and represent non-cancellable lease obligations assumed by the Company as a result of its 2021 business acquisitions of senseFly S.A., senseFly Inc., Measure Global Inc., and MicaSense, Inc., respectively. Starting late 2022, the Company has been engaged in consolidating its business and manufacturing operations from multiple offices to two centralized locations in Wichita, Kansas and Lausanne, Switzerland. We expect to complete our consolidation efforts before the end of 2024. We vacated our offices in Seattle, Washington and subleased the offices to a third party in May 2023.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2024, there are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the NYSE American under the symbol “UAVS.”

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last three fiscal years, as reported by the New York Stock Exchange. The table represents the price closures for fiscal year 2023, prior to the approved reverse stock split as of February 9, 2024, as well as the adjusted 20 for 1 reverse stock split on an historical basis for comparison.

2024	High Post Split	Low Post Split
First Quarter (through March 28, 2024) (post split as of February 9, 2024)	$11.60	$0.68

2023	High Pre Split	High Post Split	Low Pre Split	Low Post Split
First Quarter	$0.58	$11.60	$0.35	$7.00
Second Quarter	$0.50	$10.00	$0.22	$4.40
Third Quarter	$0.26	$5.20	$0.16	$3.20
Fourth Quarter	$0.18	$3.60	$0.10	$2.00

2022	High Pre Split	High Post Split	Low Pre Split	Low Post Split
First Quarter	$1.76	$35.20	0.91	$18.20
Second Quarter	$1.19	$23.80	0.58	$11.60
Third Quarter	$0.79	$15.80	0.46	$9.20
Fourth Quarter	$0.58	$11.60	0.31	$6.20

As of March 31, 2024, we had approximately 285 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table sets forth information as of the fiscal year ended December 31, 2023 about our equity compensation plan and arrangements.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,558,732	$0.90	5,959,773
Equity compensation plans not approved by stockholders	—	—	—
	5,558,732	$0.90	5,959,773

Recent Sales of Unregistered Securities

On December 6, 2022, the Company issued and sold to an institutional investor a Common Stock Purchase Warrant to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.44 per share, subject to adjustments pursuant to the Common Stock Purchase Warrant.

On March 9, 2023, the Company received an Investor Notice to purchase 3,000 Additional Series F Preferred, with each Additional Series F Preferred convertible into 2,381 shares of the Company’s common stock at a conversion price of $0.42 per share and associated common stock warrant to purchase up to 7,142,715 Additional Warrants for an aggregate purchase price of $3,000,000 pursuant to a Series F Agreement dated June 26, 2022. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant.

On June 5, 2023, the Company issued and sold to three institutional investors 16,720,000 shares of the Company’s common stock at $0.25 per share and associated common stock warrant to purchase up to 25,080,000 shares at an exercise price of $0.38 per share, subject to adjustments pursuant to the Common Stock Purchase Warrants.

On November 15, 2023, the Company issued and sold to investors the November Additional Warrants to purchase 14,835,605 shares of our Common Stock at initial exercise price of $0.1247 per share, subject to adjustments pursuant to the November Additional Warrants, for an aggregate purchase price of $1,850,000. The Company also sold 1,500,000 shares of Common Stock at $0.10 per share, raising an additional $150,000 in gross proceeds.

On November 15, 2023, the Company issued to Dawson warrants to purchase 1,483,560 shares of our Common Stock at the exercise price of $0.1247 per warrant, and 1,281,796 of the 1,483,560 warrants were subsequently assigned by Dawson to certain Selling Shareholders.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of the Exchange Act.

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

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

●	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

●	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

●	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps attract and retain highly skilled professionals. We believe this culture is key to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

●	Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing, and potential for generation of returns, and thereby its priority. This process helps us make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in artificial intelligence-enabled robotics and data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

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

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company in 2022, positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

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

|In August 2022, we announced that the eBee X, eBee GEO and eBee AG were the first commercial drones to be designated with the C2 class identification label in accordance with EASA regulations. As of August 22, 2022, drone operators flying C2 labeled eBees are able to conduct missions in the “Open Category” with all the advantages that this entails. The C2 certification allows the eBee X series, with correct labelling, to fly at a horizontal distance of 30 meters from uninvolved people. By contrast, heavy drones like VTOLs or quadcopters must maintain a distance of 150 meters from people and any residential, commercial, industrial and recreational areas, limiting their operational capabilities to remote zones.

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

Impact of the Risks and Uncertainties on Our Business Operations

Global economic challenges, including the impact of the war, pandemics, rising inflation and supply-chain disruptions, regulatory investigations adverse labor and capital market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and our operational and financial performance remain uncertain and outside of our control. Specifically, because of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either we or any of our third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products.

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

As of December 31, 2023 and 2022, our goodwill balance was $7.4 million and $23.2 million, respectively, after goodwill impairment charges recognized during the years ended December 31, 2023 and 2022 of $15,8 million and $41.7 million, respectively. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results which is referred to as a reporting unit.

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

As of December 31, 2023, we performed our annual goodwill impairment tests for our three reporting units. The results of our annual impairment test indicated that the fair value of the sensors reporting unit and the fair value of the SaaS reporting units were less than their carrying amount, indicating an impairment. As of December 31, 2023, the Company recorded an aggregate goodwill impairment charge of $15.8 million on the two impaired reporting units. This impairment charge is based on the excess carrying value of the reporting units over their fair values.

As of December 31, 2022, we performed our annual goodwill impairment tests for our three reporting units. The results of our annual impairment test indicated that the fair value of the sensors reporting unit exceeded its carrying amount, while the fair value of the SaaS and drones reporting units were less than their carrying amount, indicating an impairment. As of December 31, 2022, the Company recorded an aggregate goodwill impairment charge of $41.7 million on the two impaired reporting units. This impairment charge is based on the excess carrying value of the reporting units over their fair values.

Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings. Intangible assets balance as of December 31, 2023 and 2022 was $2.6 million and $11.5 million, respectively. Additionally, as of December 31, 2023 the Company recorded an aggregate intangible assets impairment of $5.9 million, no intangible impairment was recorded for the same period on 2022.

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

Results of Operations

Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

Revenues

For the year ended December 31, 2023, revenues were $13.7 million as compared to $19.1 million during the year ended December 31, 2022, a decrease of $5.4 million, or 28.3%. The decline in revenues is mainly due to the eBee drone products of $3.6 million, to the RedEdge-P and Altum-PT™ panchromatic sensors of $1.6 million and $0.2 million of our SaaS subscription services related to our HempOverview and Ground Control platforms. For the drones, the declines are attributed to customer postponing drone purchases until the new eBee VISION is released and was released in December 2023; for the sensors, the declines are attributed to the challenge to secure financing for the component parts to meet demand while at the same time utilizing the operating capital to expedite the eBee VISION completion. As a result, the Company experienced postponement or lost sales from delayed fulfillment.

The deployment of capital from the sensor business and the reduction in workforce in the smaller revenue generating SaaS business contributed directly to the overall business decline in 2023 as management routed resources to expedite the eBee VISION launch and manage the sensor backlog. Our continued innovation has demonstrated growth in our sales leading to strong demand of our products, specifically for our panchromatic sensor series, offsetting this growth are delays in our newly announced VISION drone product and Field Check for Measure Ground Control mobile app which we have just begun to deliver to marketplace. Accordingly, our business continues to be negatively impacted by supply chain constraints, hawkish central bank activities, adverse labor market conditions and declining market valuation of our stock.

Cost of Sales

For the year ended December 31, 2023, cost of sales was $8.3 million as compared to $10.9 million during 2022, a decrease of $2.6 million, or 23.9%. The primary factors contributing to the decrease in our cost of sales and the gross profit margin were due to the decline in revenues from our sensor and our drone products along with significant price reduction in mid-Q2 to stimulate market demand and bring us in line specifically with competitive products manufactured in China and clearing out inventory to make way for the launch of the eBee VISION. In addition, our sensor sales continue to experience supply chain pressure, because of increases in raw components, labor costs and lack of process automation.

Gross Profit

For the twelve months ended December 31, 2023, gross profit was $5.5 million as compared to $8.2 million for the twelve months ended December 31, 2022, a decrease of $2.7 million or 32.9%. For the twelve months ended December 31, 2023, gross profit margin was 39.8% as compared to 43.0% for the twelve months ended December 31, 2022. The decrease in gross profit margin predominantly driven by significant price reduction in mid-Q2 to stimulate market demand and bring us in line specifically with competitive products manufactured in China and clearing out inventory to make way for the launch of the eBee VISION. In addition, our sensor sales continue to experience supply chain pressure, because of increases in raw components, labor costs and lack of process automation.

General and Administrative Expenses

For the year ended December 31, 2023, general and administrative expenses were $13.6 million as compared to $17.8 million for the prior year ended December 31, 2022, resulting in a decrease of $4.2 million, or 23.6%. The decrease was primarily a result of the continued integration of the business acquisitions in 2021, which provided integration costs primarily from lease expenses due to combination of offices, reduction in employee payroll related costs due to integration of roles, ERP consulting integration costs, reduction in R&D consultants, less stock compensation costs offset by increased shareholder annual meeting costs.

Research and Development

For the twelve months ended December 31, 2023, research and development expenses were $5.5 million as compared to $8.1 million for the twelve months ended December 31, 2022, a decrease of $2.6 million or 32.1%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the twelve months ended December 31, 2023, sales and marketing expenses were $3.7 million as compared to $4.9 million for the twelve months ended December 31, 2022, a decrease of $1.2 million, or 24.5%. The decrease was primarily due to a reduction in headcount, travel, tradeshows, general marketing activities, along with a decrease in consulting expenses offset by an increase with in-person demos, particularly for the new ebee VISON.

Impairment

Goodwill Impairment

For the twelve months ended December 31, 2023, goodwill impairment was $15.8 million. The impairment was primarily attributable to the goodwill related to our SaaS and the sensor reporting units, specifically due to lower sales compared to forecasted sales along with the declining market conditions. For the twelve months ended December 31, 2022, the company record a goodwill impairment of $41.7 million, which was primarily attributable to the goodwill impairment related to our SaaS and drones reporting units recorded in the fourth quarter of 2022. This was due to lower sales compared to forecasted sales and profitability, a decline in market conditions, a decline in stock price and the delay in the eBee drone VISION launch. The Company recorded an impairment charge to these two reporting units of $29.0 million and $12.7 million, respectively, during the fourth quarter and for the year ended December 31, 2022.

Intangible Impairment

The annual intangible impairment conducted during the fourth quarter of 2023 indicated that the fair value of the SaaS and the Company’s Drones reporting units were less than carrying value. Accordingly, the Company recorded an impairment charge to SaaS and Drones units of $2.4 million and $3.5 million, respectively, which is included in “Impairment” on the accompanying consolidated statements of operations and comprehensive loss.

Other Income (Expenses), net

For the year ended December 31, 2023, other income, net for the Company created a loss of $3.3 million as compared to a $6.0 million profit for the year ended December 31, 2022. The fluctuation of $9.3 million was primarily due to the third quarter 2022 recognition of $6.5 million non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense that was not recognized in 2023, plus the loss on the debt extinguishment and interest on the Promissory Note amounting to $1.9 million and an increase in interest expense in current year 2023 of $0.9 million from the prior year.

Net Loss

For the year ended December 31, 2023, the Company incurred a net loss of $42.4 million as compared to a net loss of $58.3 million for the year ended December 31, 2022, a decrease in loss of $15.9 million or 27.3%. Overall, the net loss decrease is primarily a result of a $27.9 million decrease in operating expenses from 2022 to 2023. This was offset with an increase of $0.9 million in interest expense, and due to the third quarter 2022 recognition of $6.5 million non-cash gain on debt extinguishment associated with reductions of holdback liabilities in connection with our acquisitions of senseFly and MicaSense that was not recognized in 2023, plus the loss on the debt extinguishment and interest on the Promissory Note amounting to $1.9 million.

Cash Flows

Twelve Months Ended December 31, 2023 as Compared to the Twelve Months Ended December 31, 2022

As of December 31, 2023, cash on hand was $0.8 million, a decrease of $3.5 million or 81.4%, as compared to $4.3 million as of December 31, 2022. For the year ended December 31, 2023, cash used in operations was $11.0 million, a decrease of $8.8 million, as compared to $19.8 million for the year ended December 31, 2022. The decrease in cash used in operating activities was principally driven by lower sales and operating expenses which included significantly lower inventory purchases, prepaids, accounts payable, accrued expenses and contract liabilities.

For the year ended December 31, 2023, cash used in investing activities was $0.8 million, a decrease of $7.6 million as compared to $8.4 million for the year ended December 31, 2022. The decrease in cash used in our investing activities resulted mainly from the business acquisition of MicaSense and senseFly that occurred in 2022 and a decrease in platform and internal use software costs along with purchases of property and equipment.

For the year ended December 31, 2023, cash provided by financing activities was $8.6 million a decrease of $8.9 million, or 50.9% as compared to cash provided of $17.5 million for twelve months ended December 31, 2022. The decrease in cash provided by our financing activities was due to less sales of our Common stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year offset by the sale of Series F Preferred stock issuance of Common Stock and Warrant.

Liquidity and Capital Resources

As of December 31, 2023, we had a working capital deficit of $0.5 million. For the year ended December 31, 2023, we incurred a loss from operations of $42.4 million, a decrease of $15.9 million, as compared to $58.3 million for the year ended December 31, 2022. Further, we utilized our cash in our operating activities of $11.0 million, a decrease of $8.8 million as compared to $19.8 million for the year ended December 31, 2022.

During the twelve months ended December 31, 2023, we raised $8.8 million in equity from the additional sale of Series F Preferred Stock and Offering of our Common Stock and for the conversion of warrants.

For the twelve months ended December 30, 2022, we raised approximately $4.6 million of net proceeds from our ATM offering with co-agents Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates.

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

Off-Balance Sheet Arrangements

On December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of principal and interest payments for loans made under the COVID program in Switzerland, defined benefit plan obligations, principal and interest payments for operating leases and other purchase obligations. See Notes 7, 10, 12 and 13 to the consolidated financial statements for amounts outstanding as of December 31, 2023, for these contractual obligations.

Inflation

During the year ended December 31, 2023, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material negative effect on our operations. Generally, drones increase efficiency, improve safety, save costs, and expand applications in various industries, providing a net benefit to the climate. Our drones in general have as much as 94% lower energy consumption per package compared with other vehicles, such as airplane, automobiles and water transpiration making them a more environmentally friendly option since they are unmanned and require much less energy to view over a large area.

However, we do note that the batteries used in drones may be harmful to the environment. The disposal of these batteries as waste involves lead and other toxic materials that are harmful to land, water, and vegetation. If our drones crash into a sensitive habitat or natural resource, it could cause damage or even introduce pollutants into the ecosystem. We dispose of our potential pollutants by the processes established by national and local authorities across the globe.

The drone industry is subject to many forms of environmental regulation, including but not limited to regulation of hazardous substances, and other risks associated with climate change. The cost of compliance with more stringent environmental regulations, failure to comply with existing or future regulations or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on our business. Many aspects of our operations are subject to evolving and increasingly stringent federal, state, local and international laws governing environmental protection. Compliance with existing and future environmental laws and regulations could require capital investment and increase operational costs, and violations can lead to significant fines and penalties and reputational harm. The ultimate impact and associated cost to our Company of these legislative and regulatory developments cannot be predicted at this time.

New Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.

There were certain updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2023, based on these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Plan

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 (our “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section entitled “Executive Compensation” in our Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement and is incorporated in this report by.

Information regarding our equity compensation plans will be set forth in the section entitled “Executive Compensation” in our Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section entitled “Transactions with Related Persons” in our Proxy Statement and is incorporated in this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the section entitled “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.2 on Annual Report Form 10-K filed on April 4, 2023)
3.3	Certificate of Amendment of Articles of Incorporation (incorporated by reference as Exhibit 3.3 on Annual Report Form 10-K filed on April 4, 2023)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)
3.6	Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 on the Form 8-K filed on March 29, 2018)
3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011)
3.8	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)
3.9	Certificate of Amendment to Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)
3.10	Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)
3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)
3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc.(incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)
3.13	Second Amended and Restated Bylaws, as currently in effect (incorporated by reference from Exhibit 3.1 on Form 8-K filed on January 25, 2023)
3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 10-K filed on April 4, 2023)
3.15	Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)
3.16	Certificate of Designation for the Series F 5% Convertible Preferred Stock filed with the Nevada Secretary of State on June 29, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 30, 2022)
3.17	Certificate of Incorporation to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 9, 2024)
4.1*	Description of Registrant’s Securities
4.2	Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 on Form 8-K filed on January 5, 2021)
4.3	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2022)
4.4	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on December 6, 2022)
4.5	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 14, 2023)
4.6	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 6, 2023)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 16, 2023)
4.8	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.2 of Form 8-K filed on November 16, 2023)

10.1+	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)
10.2	Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)
10.3	8% Original Issue Discount Promissory Note, dated December 6, 2022 (Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 6, 2022)
10.4	Offer Letter of Employment between AgEagle Aerial System, Inc. and Barrett Mooney, dated February 7, 2022 (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 16, 2022)
10.5	Placement Agency Agreement, dated June 5, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 6, 2023).
10.6	Securities Purchase Agreement, dated June 5, 2023 (incorporated by reference to Exhibit 10.2 on Form 8-K filed June 6, 2023).
10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 on Form 8-K filed June 6, 2023).
10.8	Warrant Exchange Agreement dated September 15, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 15, 2023)
10.9	Note Amendment Agreement, dated August 14, 2023 by and between AgEagle Aerial Systems Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 14, 2023)
10.10	Second Note Amendment Agreement dated October 5, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2023)
10.11	Engagement Agreement with Dawson James Securities Inc., dated November 15, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2023)
10.12	Form of Assignment, Waiver and Amendment Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 16, 2023)
10.13	Form of Securities Purchase Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 16, 2023)
10.14	Offer Letter, dated as of November 28, 2023, between AgEagle Aerial Systems, Inc. and Mark DiSiena (incorporated by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2023)
10.15	Executive Employment Agreement, dated as of December 28, 2023 between AgEagle Aerial Systems, Inc. and Mark DiSiena (incorporated by reference as Exhibit 10.1 on Form 8-K filed on December 29, 2023).
10.16	Interim CEO Agreement, dated as of December 28, 2023 between AgEagle Aerial Systems, Inc. and Concepts to Capabilities Consulting, LLC (incorporated by reference as Exhibit 10.2 on Form 8-K filed on December 29, 2023).
10.17	Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 30, 2024)
10.18	Series F Amendment Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 8, 2024)
10.19	Securities Exchange Agreement (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 8, 2024)
10.20	Convertible Promissory Note (incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 8, 2024)
10.21	Statement of Work Agreement by and between AgEagle Aerial Systems Inc. and Mark DiSiena, dated September 27, 2023 (incorporated by reference to Exhibit 10.1 on Form 10-K filed on October 19, 2023).
10.22	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 7, 2024)
10.23	Securities Purchase Agreement, dated June 26, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 30, 2022)
10.24	Lock-Up Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 30, 2022)
10.25	Waiver Agreement among the Company, MicaSense, Inc. and Parrot Drones S.A.S., dated July 22, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 2, 2022)
10.26	Waiver Agreement between the Company and Parrot Drones S.A.S., dated July 22, 2022 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on August 2, 2022)
10.27	Waiver Agreement among the Company, AgEagle Aerial Inc. and Parrot, Inc., dated July 22, 2022 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on August 2, 2022)
10.28	Settlement Agreement, dated August 22, 2022 (incorporated by reference to Exhibit 101. On Form 8-K filed on August 26, 2022)
10.29	Securities Purchase Agreement, dated December 6, 2022 (incorporated by reference to Exhibit 10.1 On Form 8-K filed on December 6, 2022)
14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)
21.1*	List of Subsidiaries
23.1*	Consent of WithumSmith+Brown, PC., an independent registered public accounting firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial officer and principal accounting officer
97.1*	Clawback Policy
97.2*	Insider Trading Policy
97.3*	Whistleblower Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: April 1, 2024	By:	/s/ Grant Begley
Grant Begley
Interim Chief Executive Officer

Dated: April 1, 2024	By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Grant Begley	Interim Chief Executive Officer	April 1, 2024
Grant Begley	(Principal Executive Officer), and
Director & Chairman of the Board

/s/ Mark DiSiena	Chief Financial Officer	April 1, 2024
Mark DiSiena	(Principal Financial and Accounting Officer)

/s/ Kelly Anderson	Director	April 1, 2024
Kelly Anderson

/s/ Thomas Gardner	Director	April 1, 2024
Thomas Gardner

/s/ Malcolm Frost	Director	April 1, 2024
Malcolm Frost

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2023, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and other finite-lived intangibles – impairment assessment

As described in Note 2, Note 5, and Note 6 to the consolidated financial statements, management evaluates goodwill and other finite-lived intangible assets on an annual basis, or more frequently if impairment indicators exist, at each reporting unit level. The Company estimates the fair value of goodwill related to each reporting unit by weighting the results from the income approach and the market approach. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on ten-year financial forecasts developed by management that include revenue projections, future operational costs, and investments in working capital to support anticipated revenue growth. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in its reporting units. The market approach utilizes the guideline public company and guideline transaction methods. Additionally, the fair value of the finite-lived intangible assets was valued using an undiscounted cash flow.

The determination of fair value of these assets requires significant judgement and estimation. Based on the methodology described above, the Company recorded an impairment adjustment to both the recorded goodwill and the finite-lived intangible assets.

Prior to the goodwill impairment adjustment, the fair value of the Sensors and SaaS reporting units amounted to $23.2 million. The Company determined that both reporting units had a significant impairment. Accordingly, the Company recorded a $15.8 million impairment charge.

Prior to the finite-lived intangible assets impairment adjustment, the fair value of the Drones, Sensors and SaaS reporting units amounted to $8.5 million. The Company determined that the Drones and SaaS reporting units had a significant impairment. Accordingly, the Company recorded a $5.9 million impairment charge.

The principal considerations for our determination that performing procedures relating to the valuation of goodwill and other finite lived assets as a critical audit matter was the significant judgement and estimation used by management to determine the fair value of these financial instruments, which in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained, including the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

Our audit procedures related to the impairment assessment of the Company’s reporting units included the following, among others:

●	We evaluated management’s process for determining the fair value of its reporting units.

●	We evaluated the appropriateness of the valuation methods utilized.

●	We evaluated management’s ability to accurately forecast future revenue and operational costs by comparing prior year forecasts to actual results in the current year.

●	We tested that the forecasts were reasonable and consistent with the historical performance of the Company.

●	We evaluated the appropriateness of the guideline companies utilized.

In addition, for the fair value of goodwill, we evaluated the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Orlando, Florida

April 1, 2024

PCAOB ID NUMBER 100

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$819,024	$4,349,837
Accounts receivable, net	2,057,546	2,213,040
Inventories, net	6,936,980	6,685,847
Prepaid and other current assets	548,561	1,029,548
Notes receivable	185,000	185,000
Total current assets	10,547,111	14,463,272

Property and equipment, net	799,892	791,155
Right-of-use asset	3,525,406	3,952,317
Intangible assets, net	2,615,281	11,507,653
Goodwill	7,402,644	23,179,411
Other assets	265,567	291,066
Total assets	$25,155,901	$54,184,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,062,794	$1,845,135
Accrued liabilities	1,944,352	1,680,706
Promissory note	4,504,500	287,381
Contract liabilities	226,316	496,390
Current portion of lease liabilities	901,925	628,113
Current portion of COVID loan	391,545	446,456
Total current liabilities	11,031,432	5,384,181

Long-term portion of lease liabilities	2,721,743	3,161,703
Long-term portion of COVID loan	489,037	446,813
Defined benefit plan obligation	216,133	106,163
Long-term portion of promissory note	—	1,861,539
Total liabilities	14,458,345	10,960,399

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 6,075 shares issued and outstanding as of December 31, 2023, and 5,863 shares issued and outstanding as of December 31, 2022	6	6
Common Stock, $0.001 par value, 250,000,000 shares authorized, 140,520,163 and 88,466,613 shares issued and outstanding as of December 31, 2023 and 2022, respectively	140,521	88,467
Additional paid-in capital	176,033,817	154,679,363
Accumulated deficit	(165,583,091)	(111,553,444)
Accumulated other comprehensive income	106,303	10,083
Total stockholders’ equity	10,697,556	43,224,475
Total liabilities and stockholders’ equity	$25,155,901	$54,184,874

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Revenues	$13,741,398	$19,094,425
Cost of sales	8,278,158	10,876,308
Gross Profit	5,463,240	8,218,117

Operating Expenses:
General and administrative	13,602,791	17,757,708
Research and development	5,523,541	8,113,774
Sales and marketing	3,731,660	4,935,601
Impairment	21,755,360	41,687,871
Total Operating Expenses	44,613,352	72,494,954
Loss from Operations	(39,150,112)	(64,276,837)

Other Income (Expense):
Interest expense, net	(948,564)	(59,785)
Gain (loss) on debt extinguishment	(1,933,368)	6,463,101
Loss on disposal of fixed assets	—	(25,960)
Other expense, net	(389,693)	(354,242)
Total Other Income (Expense), net	(3,271,625)	6,023,114
Net Loss Before Provision for Income Taxes	(42,421,737)	(58,253,723)
Provision for income taxes	—	—
Net loss attributable to common stockholders	$(42,421,737)	$(58,253,723)

Net Loss Per Common Share - Basic and Diluted (i)	$(8.04)	$(13.97)

Weighted Average Number of Shares Outstanding During the Period -- Basic and Diluted (i)	5,279,595	4,168,521

Comprehensive Income (Loss):
Net loss attributable to common stockholders	$(42,421,737)	$(58,253,723)
Amortization of unrecognized periodic pension costs	(244,323)	135,439
Foreign currency cumulative translation adjustment	340,543	(54,762)
Total comprehensive loss, net of tax	(42,325,517)	(58,173,046)
Accrued dividends on Series F Preferred Stock	(339,631)	(172,596)
Deemed dividends on Series F Preferred Stock	(11,607,910)	(2,245,377)
Total comprehensive loss available to common stockholders	$(54,273,058)	$(60,591,019)

See Accompanying Notes to Consolidated Financial Statements.

(i)	Adjusted for the effect of a reverse stock split that was effective February 9, 2024 (see Note 17)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	—	$—	75,314,988	$75,315	$127,626,536	$(70,594)	$(51,054,344)	$76,576,913
Settlement of heldback shares from contingent liability related to Measure acquisition	—	—	(498,669)	(499)	2,812,999	—	—	2,812,500
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	10,000	10	—	—	9,919,990	—	—	9,920,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(4,137)	(4)	6,804,545	6,805	(6,801)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(172,596)	—	—	(172,596)
Deemed dividend on Series F Preferred Stock	—	—	—	—	2,245,377	—	(2,245,377)	—
Sale of Common Stock, net of issuance costs	—	—	4,251,151	4,251	4,579,090	—	—	4,583,341
Issuance of Common Stock for acquisition of senseFly	—	—	1,927,407	1,927	2,998,073	—	—	3,000,000
Relative fair value of warrants issued with promissory note	—	—	—	—	1,182,349	—	—	1,182,349
Issuance of restricted Common Stock	—	—	482,191	483	(483)	—	—	—
Exercise of stock options	—	—	185,000	185	74,165	—	—	74,350
Stock-based compensation expense	—	—	—	—	3,420,664	—	—	3,420,664
Amortization of unrecognized periodic pension costs	—	—	—	—	—	135,439	—	135,439
Foreign currency cumulative translation adjustment	—	—	—	—	—	(54,762)	—	(54,762)
Net loss	—	—	—	—	—	—	(58,253,723)	(58,253,723)
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	4,850	5	—	—	4,674,995	—	—	4,675,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(4,638)	(5)	27,804,762	27,805	(27,800)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(339,631)	—	—	(339,631)
Deemed dividend on Series F Preferred Stock	—	—	—	—	11,607,910	—	(11,607,910)	—
Sale of Common Stock, net of issuance costs	—	—	18,220,000	18,220	3,949,180	—	—	3,967,400
Conversion of warrants issued with promissory note and incremental value modification	—	—	5,000,000	5,000	185,500	—	—	190,500
Issuance of restricted Common Stock	—	—	1,028,788	1,029	(1,029)	—	—	—
Stock-based compensation expense	—	—	—	—	1,305,329	—	—	1,305,329
Amortization of unrecognized periodic pension costs	—	—	—	—	—	(244,323)	—	(244,323)
Foreign currency cumulative translation adjustment	—	—	—	—	—	340,543	—	340,543
Net loss	—	—	—	—	—	—	(42,421,737)	(42,421,737)
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,421,737)	$(58,253,723)
Adjustments to reconcile loss to net cash used in operating activities:
Goodwill impairment	15,776,767	41,687,871
Intangibles impairment	5,899,307	—
Lease impairment	79,287	—
Stock-based compensation	1,305,329	3,420,664
Depreciation and amortization	3,811,770	3,938,860
Defined benefit plan obligation and other	93,692	(215,797)
Loss on disposal of fixed assets	—	25,960
Amortization of debt discount and warrant modification	612,712	46,270
Loss (gain) on debt extinguishment	1,933,368	(6,463,101)
Changes in assets and liabilities:
Accounts receivable	223,457	637,156
Inventories	53,178	(2,605,028)
Prepaid expenses and other current assets	543,703	230,688
Accounts payable	1,105,947	(681,556)
Accrued liabilities and other liabilities	44,499	(716,960)
Contract liabilities	(280,685)	(472,604)
Other	263,029	(340,886)
Net cash used in operating activities	(10,956,377)	(19,762,186)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(215,357)	(313,769)
Payment of acquisition-related liabilities	—	(6,610,900)
Capitalization of platform development costs	(357,724)	(817,029)
Capitalization of internal use software costs	(203,889)	(618,061)
Net cash used in investing activities	(776,970)	(8,359,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of Common Stock, net of issuance costs	3,967,400	4,583,341
Sale of Preferred Stock, Series F Convertible, net of issuance costs	4,675,000	9,920,000
Repayments on COVID loans	(91,856)	(345,484)
Promissory note	—	3,285,000
Exercise of stock options	—	74,350
Net cash provided by financing activities	8,550,544	17,517,207

Effects of foreign exchange rates on cash flows	(348,010)	364,009

Net decrease in cash	(3,530,813)	(10,240,729)
Cash at beginning of year	4,349,837	14,590,566
Cash at end of year	$819,024	$4,349,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$7,590
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock consideration for the senseFly Acquisition	$—	$3,000,000
Right-of-use asset and liability	$212,756	$—
Conversion of Preferred Stock, Series F Convertible to Common Stock	27,805	6,805
Dividends on Series F Preferred Stock	$339,631	$172,596
Deemed dividend on Series F Preferred stock and warrant	$11,607,910	$2,245,377
Issuance of restricted Common Stock	—	483
Settlement of Common Stock from contingent liability related to Measure	$—	$2,812,500

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company” or “we”, “our”, or “us”) is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous unmanned aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing, and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

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

In October 2021, AgEagle acquired senseFly S.A. and concurrent with the acquisition, AgEagle Aerial, Inc. (“AgEagle Aerial), a wholly owned subsidiary of the AgEagle, acquired senseFly Inc. Collectively senseFly S.A. and senseFly, Inc. are referred to as “senseFly”. Founded in 2009, senseFly provides fixed-wing drone solutions for commercial and government markets that simplify the collection and analysis of geospatial data, allowing professionals to make better decisions, faster. senseFly develops and produces a proprietary line of eBee-branded, high performance, fixed-wing drones which have flown more than one million flights around the world.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Description of Business – Continued

Collectively, MicaSense, Measure and senseFly are referred to as the “2021 Acquired Companies.”

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate business and drone manufacturing operations in Raleigh, North Carolina. In addition, the Company operates business and manufacturing operations in Lausanne, Switzerland, in support of our international business activities.

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

Basis of Presentation and Consolidation - These consolidated financial statements are presented in United States dollars and have been prepared in accordance with US GAAP. The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected December 31 as its fiscal year end. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented.

The consolidated financial statements include the accounts of AgEagle and its wholly owned subsidiaries, AgEagle Aerial, Inc., Measure and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation. As of January 1, 2023, MicaSense ceased to exist as a standalone entity and was merged into AgEagle Aerial Systems, Inc. (AgEagle).

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and recent acquisitions the Company has sustained continued operating losses. During the year ended December 31, 2023, the Company incurred a net loss of $42.4 million and used cash in operating activities of $11.0 million. As of December 31, 2023, the Company has working capital deficit of $0.5 million. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, rising inflation and supply-chain disruptions, adverse labor market conditions could cause economic uncertainty and volatility. During the year ended December 31, 2023, negative matters surrounding the COVID-19 pandemic dissipated on the unmanned aerial vehicle (“UAV”) systems industry, the Company’s customers and business globally. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remain uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, the Company’s supply chain may be further disrupted, limiting its ability to manufacture and assemble products. The Company expects inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for an extended period of time.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, and valuation of intangible assets.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in accumulated other comprehensive income (loss) a component of equity within the consolidated balance sheets, rather than net loss in the consolidated statements of operations and comprehensive loss. Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses on foreign currency translation and prior service credit related to benefit plans.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

For short-term classes of our financial instruments, which include cash and cash equivalents, accounts receivable, notes receivable and accounts payable and accrued expenses, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. The current outstanding loans, including the COVID Loans, are carried at face value, which approximates fair value, due to the government backed security which requires payments. The promissory note is carried at face value and approximates fair value due to its prevailing interest rate. As of December 31, 2023 and 2022, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis.

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

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of December 31, 2023, 2022 and 2021, the Company had an accounts receivable balance of $2.1 million, $2.2 million and $2.9 million, respectively. In addition, as of December 31, 2023, 2022 and 2021, the Company had an allowance for credit losses balance of $0.2 million, $0.5 million and $1.0 million, respectively. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company estimates an allowance for credit losses based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change.

Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under ASC 326-20-55-37. We establish allowances for credit losses on accounts receivable, unbilled receivables, financing receivables and certain other financial assets, under Accounting Standard Codification (ASC) 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. Collateral exposure is the excess of the carrying value of a financial asset over the fair value of the related collateral. We determine the creditworthiness of our customers by assigning internal credit ratings based upon publicly available information and information obtained directly from the customers.

Our net accounts receivable represents amounts billed and due from customers. Through an historically perspective, nearly all of our accounts receivable at December 31, 2023 would be expected to be timely collected in calendar year 2024 because the majority of our accounts receivable are due from Value Added Resellers (VARs) and the soveign government, including the US Department of Defense. However, under the new guidance, the company has elected to recognize credit losses based on our collection history and our customers payment terms. AgEagle as a company averages a 0.49% uncollectable rate, with 0.47% in the US and 0.65% internationally. As the invoices age, we know there is a chance they won’t be collected, but with our usually probable collectability rate, we expect most open invoices to be collected. As of December 31, 2023 and 2022, the Company had an allowance for credit losses of $158,689 and $16,800, respectively.

Inventories – Inventories, which consist of raw materials, work-in-process and finished goods, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor. At each balance sheet date, the Company evaluates its inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

In accordance with ASC Topic 350-40, Software - Internal-Use Software (“ASC 350-40”), the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal use. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, capitalized software development costs for internal-use software, net of accumulated amortization, totaled $582,148 and $721,795, respectively, relate to the Company’s implementation of its enterprise resource planning (“ERP”) software. Internal-use software costs are included in intangibles, net on the consolidated balance sheets.

In accordance with ASC Topic 985-20, Software — Costs of Software to be Sold, Leased or Marketed, the Company capitalizes software development costs for software to be sold, leased or marketed. Costs associated with the planning and design phase of software development are classified as research and development costs and are expensed as incurred. Once technological feasibility has been established, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to customers, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is recorded per the individual technology software being released and is included in use cost of sales on the consolidated statements of operations and comprehensive loss. Annual amortization is recognized on a straight-line basis over the remaining economic life of the software (typically two years). Unamortized capitalized costs determined to be in excess of the net realizable value of a solution are expensed at the date of such determination. As of December 31, 2023 and 2022, capitalized software development costs, net of accumulated amortization, totaled $0 (see Note 5) and $1,332,516, respectively, and are included in intangible assets, net on the consolidated balance sheets.

Finite-lived intangible assets are evaluated for impairment periodically, or whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC Topic 360-10-15, Impairment or Disposal of Long-Lived Assets (“ASC 360-10-15”). In evaluating intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted net cash flows are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses, and terminal growth rates. For the year ended December 31, 2023, the Company conducted an analysis of the intangibles, which indicated that the fair value was less than the current value, resulting in an impairment to our reporting units in the amount of $5,899,307. For the year ended December 31, 2022, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed.

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

During the fourth quarter of 2023 and 2022, respectively, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using both a discounted cash flow (“DCF”) (Level 3 input) analysis and market approach. Under the DCF analysis, determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis used a discount rate ranging from approximately 17% to 26%. The market approach entails using valuation metrics from companies that have been traded publicly, which are considered to be rightly similar to the subject entity. In most situations, direct comparability is hard to attain since a majority of public companies are not only larger but also more dissimilar to the subject so both metrics are used to find the most reasonable valuation.

Revenue Recognition – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. The Company utilized Accounting Standard Codification (“ASC”) Topic 606 and the related amendments Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

Generally, we recognize revenue when it satisfies its obligation by providing the benefits of the service to the customer, either over time or at a point in time. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs; or
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Revenue recognition under ASC 606 as described below creates following revenue streams:

●	Sensor Sales – sales are recognized on products when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of revenue.

●	Drone Sales - sales are recognized on products when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of revenue.

The Company recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the statements of operations net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

The Company’s software subscriptions to its platforms, HempOverview and Ground Control, are offered on a subscription basis. These subscription fees are recognized ratably over each monthly membership period as the services are provided.

For SaaS revenue, the Company bears responsibility to fulfill sales orders for the Ground Control and HemOverview platform sold as SaaS. The Company owns and maintains the software license that is sold as a service. AgEagle has full pricing discretion and bears risk of loss on the software as a service-related revenues. Sales of SaaS is excluded from the principal vs. agent consideration as AgEagle procures and manages the inventory flow, manufacturing process, and finished goods. The Company acts as the principal for all product sales of SaaS and reports the revenues and expenses of these product sales at gross amounts. Accordingly, application to the Company’s contracts with customers for SaaS, we conclude that the Company has a single performance obligation relating to revenue recognition from the sale of its Ground Control and HempOverview platforms as a subscription service. SaaS contracts with customers are either 12-month subscriptions, in which the 12-months fee is paid up front or paid monthly.

Provision for Warranty Expense - The Company provides warranties against defects in materials and workmanship of its drone systems for specified periods of time. For the years ended December 31, 2023 and 2022, drones and sensors sold are covered by the warranty for a period of up to one year from the date of sale by the Company. Estimated warranty expenses are recorded as an accrued expenses in the consolidated balance sheets with a corresponding provision to cost of sales in the consolidated statements of operations and comprehensive loss. This estimate is recognized concurrent with the recognition of revenue on the sale to a customer. The Company reserve for warranty expense is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of drone, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. An increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the reserve and a decrease in gross profit.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, shipping costs were $0.26 million and $0.34 million, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred. For the years ended December 31, 2023, and 2022, advertising costs, included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss, were $0.10 million and $0.35 million, respectively.

Research and Development – For the years ended December 31, 2023 and 2022, research and development expenses were $5.5 million and $8.1 million, respectively. Research and development costs are expensed as incurred and are included in the accompanying consolidated statements of operations and comprehensive loss.

Vendor Concentrations - As of December 31, 2023 and 2022, there was one significant vendor that the Company relies upon to perform certain services for the Company’s technology platform. This vendor provides services to the Company, which can be replaced by alternative vendors should the need arise.

Customer Concentrations - As of December 31, 2023, there was one significant customer comprising over 10% of our accounts receivable balance. As of December 31, 2022, we did not have any customers that exceeded 10% of our accounts receivable balance.

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

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for unvested restricted stock, warrants and options to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of December 31, 2023, the Company had 192,602 unvested restricted stock units, 64,670,912 common stock warrants and 2,505,232 options outstanding to purchase shares of Common Stock. As of December 31, 2022, the Company had 557,476 unvested restricted stock units and 2,561,231 options outstanding to purchase shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

Leases – The Company accounts for its operating leases in accordance with ASC Topic 842, Leases (“ASC 842”), which requires that lessees recognize a right-of-use asset and a lease liability for virtually all their leases with lease terms of more than twelve months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC 740”), which requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

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

Segment Reporting – In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer.

The Company has determined that operates in three segments:

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued and Adopted Accounting Pronouncements

Adopted

During the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2022 using the modified retrospective method. Prior to its adoption of ASU 2020-06, the Company did not have financial instruments that would have required a cumulative effect to be recognized as an adjustment to its opening balance of accumulated deficit.

In June 2016, the Financial Accounting Standards Board (FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses” (Topic 326), which provides guidance on how an entity should measure credit losses on financial instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU is effective for smaller reporting companies in the first quarter of 2023. The Company adopted the new guidance as of January 1, 2023, and it did not have a material impact on its consolidated financial statements.

The allowance for credit losses is an accounting technique that enables companies to take these anticipated losses into consideration in its financial statements to limit overstatement of potential income. To avoid an account overstatement. Otherwords, a company will estimate how much of its receivables it expects will be delinquent.

We reviewed our revenues from the years ending 2021, 2022 and 2023 and the portion of those revenues that were not collected. We also separated the US entities from the International entities because each location represents different markets. In the 3 years reviewed, the US entities had $24,134,543 in sales with $113,325 in uncollected money. The uncollectable rate was 0.47%. We noticed that there was an uptick in 2022 and 2023 from 2021, so we decided to refine our calculations. Total US entity sales for 2022 and 2023 were $16,798,449 with $109,822 in uncollected money. The uncollectable rate was 0.65% even though we have a relatively probable collectable rate, we decided to round up to 1% for current and under 30 days. We next reviewed the International entities sales and collectibility for the original 3-year period. Total sales were $27,704,276 with $141,630 in uncollected money. The uncollectable rate was 0.51%. Unlike the US entities, there wasn’t an uptick during the 2022 and 2023 fiscal years.

Pending

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies – Continued

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

● significant to the segment,

● regularly provided to or easily computed from information regularly provided to the chief operating decision maker and

● included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10-K). The ASU should be adopted retrospectively unless its impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Impacts of Global Unrest and Instability On Our Business Operations

Global economic challenges, including the impact of emerging conflicts and wars around the globe, rising inflation, supply-chain disruptions, adverse labor market conditions could cause continued economic uncertainty and volatility. During the year ended December 31, 2023, the COVID-19 pandemic issues dissipated rapidly and did not have much lingering impact on our business, but inflation, high interest rates and other supply chain disruptions continued to have a significant negative impact on the UAV industry, our customers and our business globally. The aforementioned risks and their respective impact on the UAV industry and our operational and financial performance remain uncertain and outside of our control. Specifically, as a result of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If we or any of our third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply-chain may be further disrupted, limiting our ability to manufacture and assemble products. We expect inflation and supply chain disruptions and their effects to continue to have a significant negative impact on our business for an extended time period.

For the year ended December 31, 2023, our supply chain was adversely impacted by the lingering effects of the COVID-19 pandemic and other global economic challenges, causing material delays in the delivery of critical components associated with production of our newly developed sensors, that we began to sell in early 2022. These delays resulted in a significant backlog of purchase orders for our sensors. We continue to take steps to expand our supply sources and manufacturing capabilities in order to resolve the majority of our backlogged sensor orders and be better positioned to meet ongoing global market demand in the foreseeable future. While we believe we have largely overcome our supply chain challenges, this is an ongoing situation we will continue to monitor closely.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3 - Balance Sheet Accounts

Accounts Receivable, Net

As of December 31, 2023 and 2022, accounts receivable, net consist of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$2,216,235	$2,229,840
Less: Allowance for credit losses*	(158,689)	(16,800)
Accounts receivable, net	$2,057,546	$2,213,040

*	Allowance for credit losses - Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable on December 31, 2023 are expected to be collected in 2024.

Customer Concentration

Accounts receivable concentration information for customers comprising more than 10% of the Company’s total net sales of such customers is summarized below:

	Percent of total accounts receivable for year ended December 31,
Customers	2023	2022
Customer A	10.1%	—%

Inventories, Net

As of December 31, 2023 and 2022, inventories, net consist of the following:

	December 31,
	2023	2022
Raw materials	$4,648,966	$5,288,206
Work in process	903,217	1,106,056
Finished goods	1,806,239	614,400
Gross inventories	7,358,422	7,008,662
Less: Provision for obsolescence	(421,442)	(322,815)
Inventories, net	$6,936,980	$6,685,847

Prepaid and Other Current Assets

As of December 31, 2023 and 2022, prepaid and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid inventories	$12,738	$281,484
Prepaid software licenses and annual fees	182,510	184,429
Prepaid rent	51,497	234,691
Prepaid insurance	166,210	167,794
Prepaid value-added tax charges	63,209	99,558
Prepaid other and other current assets	72,397	61,592
Prepaid and other current assets	$548,561	$1,029,548

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3 - Balance Sheet Accounts– Continued

Property and Equipment, Net

As of December 31, 2023 and 2022, property and equipment, net consist of the following:

	Estimated Useful Life	December 31,
Type	(Years)	2023	2022
Leasehold improvements	3	$136,382	$106,837
Production tools and equipment	5	1,003,726	632,514
Computer and office equipment	3-5	407,747	507,637
Furniture	5	74,420	77,799
Drone equipment	3	170,109	170,109
Total property and equipment		$1,792,384	$1,494,896
Less: Accumulated depreciation		(992,492)	(703,741)
Total property and equipment, net		$799,892	$791,155

For the years ended December 31, 2023 and 2022, depreciation expense is classified within the consolidated statements of operations and comprehensive loss as follows:

	For the Years Ended December 31,
Type	2023	2022
Cost of sales	$—	$266,468
General and administrative	257,092	179,461
Total	$257,092	$445,929

Accrued Liabilities

As of December 31, 2023 and 2022, accrued liabilities consist of the following:

	December 31,
	2023	2022
Accrued purchases and customer deposits	$290,126	$102,319
Accrued compensation and related liabilities	278,794	774,916
Provision for warranty expense	303,217	288,807
Accrued dividends	512,227	172,596
Accrued professional fees	211,086	262,737
Accrued interest	326,945	—
Other	21,957	79,331
Total accrued liabilities	$1,944,352	$1,680,706

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On the Maturity Date, AgEagle demanded payment of the Note, including accrued interest, however, Valqari alleged that the Maturity Date was automatically extended to October 14, 2021 (“Extended Maturity Date”), for an additional six months. Upon the Extended Maturity Date, AgEagle demanded payment of the Note, including accrued interest; however, Valqari sought a substantial discount on the amount due under the Note to compensate for alleged breaches by AgEagle under the Manufacturing Agreement. AgEagle disputes the allegations of breach and believes that it is owed a net amount by Valqari under the Manufacturing Agreement, in addition to the amount due under the Note. On November 24, 2021, Valqari made a payment of principal on the Note of $315,000. The parties are continuing to negotiate, and the new management team has escalated efforts in an attempt to reach an amicable resolution of their disputes as quickly as possible; however, AgEagle reserves the right to take legal action to collect the Note in the event that a settlement is not reached.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 5 – Intangible Assets, Net

As of December 31, 2023, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2022	Additions	Amortization	Impairment	Balance as of December 31, 2023
Intellectual property/technology	5-7	$4,473,861	$—	$(808,968)	$(3,058,539)	$606,354
Customer base	3-10	2,885,657	—	(1,137,663)	(748,220)	999,774
Tradenames and trademarks	5-10	1,757,891	—	(207,944)	(1,122,942)	427,005
Non-compete agreement	—	335,933	—	(335,933)	—	—
Platform development costs	—	1,332,516	357,724	(720,634)	(969,606)	—
Internal use software costs	3	721,795	203,889	(343,536)	—	582,148
Total intangible assets, net		$11,507,653	$561,613	$(3,554,678)	$(5,899,307)	$2,615,281

As of December 31, 2023, the gross carrying intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2023
Intellectual property/technology	4.25	$5,671,026	$(2,006,133)	$(3,058,539)	$606,354
Customer base	7.17	4,411,499	(2,663,505)	(748,220)	999,774
Tradenames and trademarks	7.17	2,082,338	(532,391)	(1,122,942)	427,005
Non-compete agreement	—	901,198	(901,198)	—	—
Platform development costs	—	2,345,459	(1,375,853)	(969,606)	—
Internal use software costs	2.34	1,100,212	(518,064)	—	582,148
Total intangible assets, net	3.42	$16,511,732	$(7,997,144)	$(5,899,307)	$2,615,281

As of December 31, 2022, intangible assets, net, other than goodwill, consist of the following:

Name	Estimated Life (Years)	Balance as of December 31, 2021	Additions	Amortization	Balance as of December 31, 2022
Intellectual property/technology	5-7	$5,427,294	$—	$(953,433)	$4,473,861
Customer base	3-10	4,047,319	—	(1,161,662)	2,885,657
Trade names and trademarks	5-10	1,985,236	—	(227,345)	1,757,891
Non-compete agreement	2-4	831,501	—	(495,568)	335,933
Platform development costs	3	995,880	817,029	(480,393)	1,332,516
Internal use software costs	3	278,264	618,061	(174,530)	721,795
Total intangible assets, net		$13,565,494	$1,435,090	$(3,492,931)	$11,507,653

As of December 31, 2022, the gross carrying intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2022
Intellectual property/technology	5.99	$5,671,026	$(1,197,165)	$—	$4,473,861
Customer base	8.17	4,411,499	(1,525,842)		2,885,657
Tradenames and trademarks	8.17	2,082,338	(324,447)	—	1,757,891
Non-compete agreement	0.68	901,198	(565,265)	—	335,933
Platform development costs	2.97	1,987,735	(655,219)	—	1,332,516
Internal use software costs	2.97	896,325	(174,530)		721,795
Total intangible assets, net	4.75	$15,950,121	$(4,442,468)	$—	$11,507,653

As of December 31, 2023 and 2022 the weighted average remaining amortization period in years was 3.42 and 4.75 years, respectively. Amortization expense for the years ended December 31, 2023 and 2022 was $3,554,678 and $3,492,931, respectively. For the year ended December 31, 2023 and 2022, amortization expense of $720,635 and 480,393 related to the platform development costs was included as part of the cost of goods sold.

The annual intangible impairment conducted during the fourth quarter of 2023 indicated that the fair value of the SaaS and the Company’s Drones reporting units were less than carrying value. Accordingly, the Company recorded an impairment charge to SaaS and Drones units for $2,398,618 and $3,500,689, respectively, which is included in “Impairment” on the accompanying consolidated statements of operations and comprehensive loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 5 – Intangible Assets, Net- Continued

For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Intellectual property/ technology	$148,495	$148,495	$148,495	$148,495	$12,374	$—	$606,354
Customer base	141,145	141,145	141,145	141,145	141,145	294,049	999,774
Trade names and trademarks	60,283	60,286	60,283	60,283	60,283	125,587	427,005
Internal use software costs	366,984	191,249	23,915	—	—	—	582,148
Total Intangible Assets, Net	$716,907	$541,175	$373,838	$349,923	$213,802	$419,636	$2,615,281

Note 6 – Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2023, the goodwill balance relates to business acquisitions completed in 2021.

The annual impairment assessment conducted during the third and fourth quarter of 2023 indicated that the fair value of the SaaS and the Company’s Sensor reporting units were less than the carrying value. The impairment assessment of the SaaS and the Company’s Sensor reporting units was considered lower than forecasted sales and profitability along with declining markets conditions, declining stock price and changes in our technologies. Accordingly, the Company recorded an impairment charge to SaaS and Sensor for $4,206,515 and $11,570,252, respectively, during the year ended December 31, 2023.

As of December 31, 2023 and 2022, the change in the carrying value of goodwill for our operating segments (as defined in Note 16) is listed below:

	Drones	Sensors	SaaS	Total
Balance as of December 31, 2020	$—	$—	$3,108,000	$3,108,000
Acquisitions	12,655,577	18,972,896	42,488,730	74,117,203
Impairment	—	—	(12,357,921)	(12,357,921)
Balance as of December 31, 2021	12,655,577	18,972,896	33,238,809	64,867,282
Impairment	(12,655,577)	—	(29,032,294)	(41,687,871)
Balance as of December 31, 2022	—	18,972,896	4,206,515	23,179,411
Impairment	—	(11,570,252)	(4,206,515)	(15,776,767)
Balance as of December 31, 2023	$—	$7,402,644	$—	$7,402,644

Note 7 – COVID Loan

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the twelve months ended December 31, 2023 and 2022, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $91,856 and $345,484, respectively. As of December 31, 2023, the Company’s outstanding obligations under the senseFly COVID Loans are $880,582. On August 25, 2023, the Company modified one (1) of its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2025. The other COVID loan remains unchanged.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 7 – COVID Loan- Continued

As of December 31, 2023, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year Ending December 31,
2024	$391,545
2025	195,381
2026	97,887
2027	195,769
Total	$880,582

Note 8 – Promissory Note

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

The Company determined the estimated fair value of the common stock warrants issued with the Note to be $1,847,200 using a Black-Scholes pricing model. In accordance with ASC 470-20, Debt, the Company recorded a discount of $1,182,349 on the Note based on the relative fair value of the warrants and total proceeds. At Note issuance, the Company recorded a total discount on the debt of $1,397,350 comprised of the relative fair value of the warrants, the original issue discount, and the issuance costs. The aggregate discount will be amortized into interest expense over the approximate two-year term of the Note.

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

On August 14, 2023, the Company and Investor entered into a Note Amendment Agreement due to the Company not making the Monthly Amortization Payments for the months of June – August 2023. Pursuant to the Note Amendment Agreement, the parties agreed to amend the Note as follows:

(i)	defer payment of the Monthly Amortization Payments for June 2023, July 2023 and August 2023 in the aggregate amount of $525,000 (the “Deferred Payments”), and the September Monthly Amortization Payment, in the amount of $175,000, until September 15, 2023. As of September 30, 2023, the Deferred Payments per the terms of the Amended Note were not made (see below).

(ii)	increase the principal amount of the Note by $595,000 so that the current principal amount of the Note was $4,095,000.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8 – Promissory Note- Continued

The Note Amendment Agreement resulted in a debt extinguishment due to the modified terms of the Note being substantially different than the original terms primarily due to the substantial increase in principal of $595,000. In accordance with ASC 470-50-40-2, the Company recorded a loss on debt extinguishment of $1,933,368 for the difference between the reacquisition price of the debt, of $4,095,000 and the net carrying amount of the extinguished debt of $2,571,133 comprised of $3,500,000 of principal less $928,867 of unamortized debt discounts and issuance costs on the original debt.

On September 15, 2023, the Company and Investor entered into a Warrant Exchange Agreement pursuant to which the Company agreed to issue to the Investor 5,000,000 shares of common stock in exchange for the Warrant for no consideration. The Company accounted for the incremental value of the Promissory Note Warrant modification of $190,500 as an increase in additional paid-in capital and interest expense on the consolidated statements of operations and comprehensive loss. The incremental value was computed using a Black-Scholes pricing model pre and post modification and the following inputs: stock price $.19, exercise price $.44 (pre modification) and $0 (post modification), volatility of 129%, and discount rate of 4.45%.

As result of the default on the payment for September 15, 2023, October 1, 2023 and November 1, 2023, the principal increased by $409,500 for a total balance of $4,504,500.

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

As of December 15, 2023, the Company was unable to meet its payment obligation as prescribed in the Second Amendment. Subsequently, On February 8, 2024, AgEagle Aerial Systems Inc. entered into a Securities Purchase Agreement (the “SPA”), as subsequently amended, with Alpha Capital Anstalt (“Alpha”), increasing the principal balance by $595,000 to $4,504,000.

During the year ended December 31, 2023, the Company recognized $412,188 of interest expense related to the amortization of the discounts prior to the debt extinguishment which has been included in interest expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the unamortized discount was $0.

During the year ended December 31, 2023, the Company recorded $326,945 of interest expense related to the Note in the consolidated statements of operations and comprehensive loss, and as of December 31, 2023, there is $326,945 of accrued interest included in accrued liabilities on the consolidated balance sheet.

As of December 31, 2023, scheduled principal payments due under the Second Amended Note are as follows:

Year Ending December 31,
2024	$4,504,500
Total	$4,504,500

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity

Capital Stock Issuances

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

In connection with the Offering, the Company also entered into a Lock-up Agreement with the Investors and each officer and director of the Company (collectively, the “Shareholders”), for the benefit of the Investors, with respect to the shares beneficially owned the Shareholders. The restrictions on the disposition of the shares were for a period of 30 days from the date of the closing of the Offering, except for the continuous use of any existing Rule 10b5-1 trading plan and other customary exceptions.

On November 15, 2023, subsequent to the Company’s receipt of Investor Notices from the Investor and the Assignees, the Company entered into a Securities Purchase Agreement with three accredited investors (the “Accredited Investors”) pursuant to which the Company sold to the Accredited Investors 1,500,000 shares of Common Stock at $0.10 per share for an aggregate purchase price of $150,000 pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-252801), which was initially filed with the United States Securities and Exchange Commission (the “SEC”) on February 5, 2021 and was declared effective on May 6, 2021.

Preferred Series F Convertible Stock

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The Company issued to Alpha 10,000 shares of Series F for an aggregate purchase price and gross proceeds of $10,000,000; however, the Company received proceeds of $9,920,000 net of issuance costs. The shares of Series F are convertible into 16,129,032 shares of Common Stock at $0.62 per share, subject to adjustment. Alpha will be entitled to receive cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, payable on January 1, April 1, July 1 and October 1, beginning on the first conversion date and subsequent conversion dates.

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

Alpha has the right, subject to certain conditions, including shareholder approval, to purchase up to $25,000,000 of additional shares of Series F and Series F Warrants (collectively, the “Series F Option”). The Series F Option will be available for a period of eighteen months after such shareholder approval at a purchase price equal to the average of the volume weighted average price for three trading days prior to the date that Alpha gives notice to the Company that it will exercise the Series F Option.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

On December 6, 2022, upon the issuance of the promissory note and common stock warrants with an exercise price of $0.44 (see Note 8), a down round or anti-dilution trigger event occurred resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.44 from $0.62 and $0.96, respectively (the “December Down Round Trigger”). The December Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F of $565,161 and $1,680,216, respectively, or aggregate deemed dividend of $2,245,377, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

On November 15, 2023, the Company entered into an Assignment, Waiver and Amendment Agreement (the “Assignment Agreement”) with the Investor pursuant to which, among other things, (i) the Investor transferred and assigned to certain institutional and accredited investors (the “Assignees”), the rights and obligations to purchase up to $1,850,000 of Preferred Stock pursuant to the Additional Investment Right provided in the Original Purchase Agreement (the “Assigned Rights”), (ii) the Original Purchase Agreement was amended so that the Assignees are party thereto and have the same rights and obligations thereunder as the Investor to the extent of the Assigned Rights, (iii) the time period during which the Investor can provide an Investor Notice was extended from August 3, 2024 until February 3, 2025; and (iv) the Investor and the Company agreed to a onetime waiver of the Minimum Subscription Requirement to allow exercise of the Assigned Rights.

The foregoing description of the Assignment Agreement does not purport to be complete and is qualified in its entirety by reference to the Assignment Agreement, filed as Exhibit 10.2 to this Current Report and incorporated by reference herein.

Pursuant to the Investor Notices received by the Company from the Investor and the Assignees on November 15, 2023, delivered in connection with the Assignment, the Investor and the Assignees have provided notices of their desire to purchase 1,850 shares of Preferred Stock (the “November Additional Series F Preferred”) convertible into 14,835,605 shares of Common Stock (the “November Conversion Shares”) at a conversion price of $0.1247 per share and warrants (the “November Additional Warrants”) to purchase up to 14,835,605 shares of our Common Stock an exercise price of $0.1247 per share for an aggregate purchase price of $1,850,000. The November Additional Warrants will be exercisable upon issuance and have a three-year term.

As a result of issuing the additional 1,850 shares of Series F Convertible Preferred, a down round or anti-dilution trigger event occurred, resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $0.10 from $0.25 (the “November Down Round Trigger”). The November Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F Preferred Stock of $865,016 and $5,832,000, respectively, or aggregate deemed dividend of $6,697,016, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

The deemed dividend on the Series F Warrants represents the difference between fair value of the Series F Warrants under the original terms before the down round trigger and the fair value of the Series F Warrants after down round trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 2 years, volatility of 89%, risk free rate of 4.90%, and dividend rate of 0%.

Additionally, on November 15, 2023, the Company entered into a letter agreement (the “Engagement Agreement”) with Dawson James Securities, Inc. (“Dawson”) pursuant to which Dawson has agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis, in connection with the proposed placement of the Company’s Series F Preferred (as defined below) and associated warrants to purchase Common Stock as well as Common Stock (the “Offering”).

Pursuant to the Engagement Agreement, the Company will issue to Dawson warrants to purchase 1,483,560 shares of Common Stock (the “Placement Agent Warrants”), equal to 10% of the total number of Warrants sold in the Offering. These Placement Agent Warrants will have the same terms as the November Additional Warrants except that such Placement Agent Warrants will have a five (5) year term and will not include any anti-dilution protection provisions in connection with a subsequent equity issuance, or otherwise.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

As of December 31, 2023, Alpha converted 3,588 shares of Series F into 17,304,762 shares of Common Stock. As a result, for the same periods, the Company recorded $339,631 cumulative dividends, which are included in accrued expenses on the consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

As of December 31, 2022, Alpha had converted 4,137 shares of Series F into 6,804,545 shares of Common Stock and recorded $172,596 cumulative dividends at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

As of December 31, 2023, the Company has outstanding common stock warrants of 64,670,912 with an exercise price ranging from $0.1247 to $0.3800 and a weighted-average contractual term remaining of 3.43 years that were issued in connection with the transaction discussed above (see Note 11).

At-the-Market Sales Agreement

In accordance with a May 25, 2021, at-the-market Sales Agreement with Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. as sales agents, the Company sold 4,251,151 shares of Common Stock at a share price between $1.04 and $1.18, for proceeds of $4,583,341, net of issuance costs of $141,754, in 2022. For the twelve months ended December 31, 2023, there were no at-the-market sales.

Acquisition of senseFly

In accordance with the terms of the senseFly S.A. Purchase Agreement, the Company issued 1,927,407 shares of Common Stock to Parrot Drones S.A.S. (“Parrot”) in January 2022 having an aggregate value of $3,000,000, based on a volume weighted average trading price of the Common Stock over a ten consecutive trading day period prior to the date of issuance of the shares of Common Stock to Parrot.

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

Exercise of Common Stock Options

For the twelve months ended December 31, 2023, there was no exercise of stock options. For the twelve months ended December 31, 2022, 185,000 shares of Common Stock were issued respectively in connection with the exercise of stock options previously granted at exercise price between $0.31 and $0.41 resulting in gross proceeds of $74,350.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

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

On November 14, 2023, the Company held its 2023 annual meeting of stockholders and approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Equity Plan from 10,000,000 to 15,000,000.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

Restricted Stock Units (“RSUs”)

For the year ended December 31, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,028,960	$2.31
Granted	3,227,151	0.26
Canceled	(173,823)	1.45
Vested and released	(1,028,788)	0.21
Outstanding as of December 31, 2023	3,053,500	$0.90
Vested as of December 31, 2023	2,860,898	$0.93
Unvested as of December 31, 2023	192,602	$0.49

For the year ended December 31, 2023, the aggregate fair value of RSUs at the time of vesting was $839,247.

As of December 31, 2023, the Company had $39,280 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately eleven months. During the year ended December 31, 2023, the Company recognized $975,282 of stock compensation related to restricted stock units.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

Issuance of RSUs to Current Officers and Directors of the Company

On December 29, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), in lieu of the payment of $55,133 for the three Board members as quarterly cash compensation, three (3) non-executive directors received 551,333 RSUs equal to $55,133, which were immediately vested, also in lieu of the issuance of stock options for the purchase of 30,000 shares of common stock, for each of these three (3) non-executive directors received a total of 90,000 in restricted stock awards, which vested immediately for a fair value of $9,000 in the aggregate or $3,000 each.

On December 22, 2023, the Company granted its former chief commercial officer 579,923 RSUs as part of the resignation agreement. Mr. O’Sullivan’s termination was effective December 8, 2023.

On September 29, 2023, upon recommendation of the Compensation Committee, in lieu of the payment of $15,000 for each Board member or a total of $45,000 as quarterly cash compensation, three (3) non-executive directors each received 88,235, totaling 264,705 RSUs equal to $45,000, which were immediately vested, also in lieu of the issuance of stock options for the purchase of 30,000 shares of common stock, for each of these three (3) non-executive directors received a total of 90,000 in restricted stock awards, which vested immediately for a fair value of $15,300 in the aggregate or $5,100 each.

On May 11, 2023, upon recommendation of the Compensation Committee, the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 968,690 RSUs, which vested immediately.

On March 29, 2023, upon recommendation of the Compensation Committee, the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 640,000 RSUs, which vested immediately.

For the twelve months ended December 31, 2023, the Company recognized stock-based compensation expense of $828,130, based upon the market price of its Common Stock between $0.10 and $0.42 per share on the date of grant of these RSUs.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

On March 1, 2022, upon recommendation of the Compensation Committee the Board, in connection 2021 executive compensation plan granted an officer of the Company was granted 62,500 RSUs, which vested immediately. For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $68,750, based upon the market price of its Common Stock of $1.10 per share on the date of grant of these RSUs.

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

Stock Options

For the year ended December 31, 2023, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,561,231	$2.18	$1.19	3.33	$31,124
Granted	325,000	0.32	0.15	3.02	—
Exercised	—	—	—	—	—
Expired/forfeited	(380,999)	1.83	0.99	—	—
Outstanding as of December 31, 2023	2,505,232	$2.00	$1.08	1.49	$2,294
Exercisable as of December 31, 2023	2,309,199	$2.13	$1.16	1.27	$2,294

As of December 31, 2023, the Company has $37,409 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-eight months. During the year ended December 31, 2023, the Company recognized $330,047 of stock compensation related to stock options.

The company uses the Black-Scholes valuation model to estimate the fair market value of the stock options at the grant date as of December 31, 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Equity- Continued

As of December 31, 2022, the Company has $376,797 of total unrecognized compensation cost related to stock options, which will be amortized over approximately twenty-four months. During the year ended December 31, 2022, the Company recognized $1,640,430 of stock compensation related to stock options.

The company uses the Black-Scholes valuation model to estimate the fair market value of the stock options at the grant date as of December 31, 2022.

For the years ended December 31, 2023 and 2022, the significant weighted average assumptions relating to the valuation of the Company’s stock options granted were as follows:

	Years Ended December 31,
	2023	2022
Stock price	$0.32	$0.66
Dividend yield	—%	—%
Expected life (years)	3.02	3.02
Expected volatility	63.64%	69.49%
Risk-free interest rate	4.22%	3.47%

Issuances of Options to Officers and Directors

On September 30, 2023, the Company issued to officers options to purchase 50,000 shares of Common Stock at an exercise price of $0.17 per share, which vests over a period of two years from the date of grant and expires on September 29, 2028. The Company determined the fair market value of these unvested options to be $3,750. For the twelve months ended December 31, 2023, the Company recognized stock-based compensation expense of $234, based upon the fair value market price of $0.08.

On June 30, 2023, the Company issued to directors and officers options to purchase 125,000 shares of Common Stock at an exercise price of $0.23 per share, which vests over a period of two years from the date of grant and expires on June 29, 2028. The Company determined the fair market value of these unvested options to be $13,000. For the twelve months ended December 31, 2023, the Company recognized stock-based compensation expense of $2,945, based upon the fair value market price of $0.10.

On March 31, 2023, the Company issued to directors and officers options to purchase 150,000 shares of Common Stock at an exercise price of $0.45 per share, which vests over a period of two years from the date of grant, and expires on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350. For the twelve months ended December 31, 2023, the Company recognized stock-based compensation expense of $11,158, based upon the fair value market price of $0.21.

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

Cancellations of Options

During the year ended December 31, 2023, as a result of employee terminations and options expirations, stock options aggregating 380,999, with estimated values of approximately $378,869, were cancelled. During the year ended December 31, 2022, 307,501 options were cancelled with a grant-date fair value $1,063,673 due to employee terminations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Projected Benefit Obligation (“PBO”) includes in full the accrued liability for the plan death and disability benefits, irrespective of the extent to which these benefits may be reinsured with an insurer. The actuarial valuations are based on the census data as of December 31, 2023, provided by GMP.

The Company recognizes the overfunded or underfunded status of the Defined Benefit Plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status of the Defined Benefit Plan in the year in which the changes occur through accumulated other comprehensive income or loss. The Defined Benefit Plan’s assets and benefit obligations are remeasured as of December 31 each year.

The net periodic benefit cost of the Defined Benefit Plan for the period from January 1, 2023 through December 31, 2023 was as follows:

2023
Service cost	$259,031
Interest cost	66,136
Expected return on plan assets	(133,373)
Amortization of prior service cost (credit)	(2,205)
Loss recognized due to settlements and curtailments	38,579
Net periodic pension benefit cost	$228,168

The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The changes in the projected benefit obligation for the period from January 1, 2023 through December 31, 2023 were as follows:

2023
PBO, beginning of period	$3,299,621
Service cost	259,031
Interest cost	66,136
Plan participation contributions	207,225
Actuarial (gains) / losses	87,078
Benefits paid through plan assets	(84,874)
Curtailments, settlements and special contractual termination benefits	(1,225,712)
Foreign currency exchange rate changes	269,346
PBO, end of period	2,877,851
Component representing future salary increases	(98,669)
Accumulated benefit obligation (“ABO”), end of period	$2,779,182

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 10 – Retirement Plans- Continued

For the period from January 1, 2023 through December 31, 2023, the change in fair value of the Pension Plan assets was as follows:

2023
Fair value of plan assets, beginning of period	$3,296,404
Expected return on plan assets	133,373
Gain / (losses) on plan assets	(287,690)
Employer contributions	302,019
Plan participant contributions	207,225
Benefits paid through plan assets	(84,874)
Settlements	(1,160,679)
Foreign currency exchange rate changes	255,940
Fair value of plan assets, end of period	$2,661,718

senseFly S.A.’s investment objectives are to ensure that the assets of its Defined Benefit Plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. senseFly S.A. believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. senseFly’s investment strategy with respect to the Defined Benefit Plan is to invest in accordance with the following allocation: 31.8% in equities, 35.4% in bonds, 17.1% in real estate, 11.3% in alternative investments and 4.4% in cash and cash equivalents.

The following table presents the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$117,463	$-	$-	$117,463
Equity securities	846,910	-	-	846,910
Bonds	942,056	-	-	942,056
Real estate	-	454,583	-	454,583
Alternative investments	-	300,706	-	300,706
Total fair value of plan assets	$1,906,429	$755,289	$-	$2,661,718

The following tables present the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$279,883	$-	$-	$279,883
Equity securities	906,136	-	-	906,136
Bonds	1,167,789	-	-	1,167,789
Real estate	-	570,490	-	570,490
Alternative investments	-	372,105	-	372,105
Total fair value of plan assets	$2,353,808	$942,595	$-	$3,296,403

The following table shows the unfunded status of the Defined Benefit Plan, defined as plan assets less the projected benefit obligation as of December 31, 2023:

Fair value of plan assets	$2,661,718
Less: PBO	(2,877,851)
Underfunded status, end of period	$(216,133)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 10 – Retirement Plans- Continued

As of December 31, 2023 and 2022, the underfunded status is included in defined plan obligation on the consolidated balance sheets.

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the period from January 1, 2023 through December 31, 2023, the amounts recognized in accumulated other comprehensive income (loss) related to the defined benefit plan were as follows:

2023
Net prior service (cost) / credit	$10,572
Net gain / (loss)	(178,544)
Accumulated other comprehensive income (loss), net of tax	$(167,972)

The net prior service credit included in accumulated other comprehensive income (loss) as of December 31, 2023, is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2024.

The actuarial assumptions for the Defined Benefit Plan were as follows:

Benefit obligations:
Discount rate	2.10%
Estimated rate of compensation increase	1.25%
Periodic costs:
Discount rate	2.10%
Estimated rate of compensation increase	1.25%
Expected long term rate of return on plan assets	3.85%
Cash balance interest credit rate	2.10%

The following table shows expected benefit payments from the Defined Benefit Plan for the next five fiscal years and the aggregate five years thereafter:

Year Ending December 31:	Expected Plan Benefit Payments
2024	$432,265
2025	387,629
2026	347,691
2027	310,103
2028	277,213
Thereafter	1,045,423
Total expected benefit payments by the plan	$2,800,324

Defined Contribution Plan

The Company sponsors the AgEagle Aerial Systems 401(k) Plan (the “401(k) Plan”) that covers substantially all eligible employees in the United States. The Company matches contributions made by eligible employees, subject to certain percentage limits of the employees’ earnings. For the years ended December 31, 2023 and 2022, the Company’s employer contribution to the 401(k) Plan totaled $77,240 and $149,543, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11 – Warrants

Warrants Issued

On November 24, 2023, additional Warrants and the 1,483,560 Warrant Shares were issued in a concurrent private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act, or applicable state securities laws to Dawson James Securities Inc.

On June 5, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors (the “Investors”) pursuant to which the Company issued warrants to purchase up to 25,080,000 shares of common stock (the “Warrants”), exercisable at $0.38 per share (the “Offering”) (see Note 9 for further disclosures).

On March 9, 2023, the Company received an Investor Notice from Alpha (described above in Note 9) resulting in the issuance of a Common Stock warrant to purchase up to 7,142,715 shares of Common Stock at the exercise price of $0.42 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred along with the associated Additional Warrant. On June 5, 2023, upon entering the Purchase Agreement a Down Round was triggered reducing the exercise price of the Additional Warrant to $0.25.

On December 6, 2022, the Company entered into a Promissory Note Purchase Agreement (described above in Note 8), pursuant to which the Company issued the right to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.44 per share (see Note 8 for further disclosures), subject to standard anti-dilution adjustments. The Promissory Note Warrant was not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023. On September 15, 2023, the Company and the Investor entered into a Warrant Exchange Agreement pursuant to which the Company has agreed to issue to the Investor 5,000,000 shares of common stock in exchange for the Promissory Note Warrant. The Promissory Note Warrant has since been cancelled and is now no longer outstanding.

On June 26, 2022, the Company entered into a Securities Purchase Agreement (described above in Note 8) with Alpha. In connection with the Series F Agreement the Company issued a warrant to Alpha to purchase 16,129,032 shares of Common Stock, par value $0.001 per share Series F Warrant with an exercise price equal to $0.96, subject to adjustment, per share of Common Stock. The Series F Warrants were not exercisable for the first six months after its issuance and have a three-year term from its initial exercise date of December 30, 2022. Upon the issuance of the 5,000,000 shares of Common Stock warrants at $0.44 per share, the Series F Warrant exercise price was reduced to $0.44, the warrants were further reduced in March upon issuance of additional Series F Preferred shares to $0.42 and in June to $0.25 upon entering the Purchase Agreement (see Note 8 for explanation regarding the December, March and June Down Rounds along with any other further disclosures related to Series F Preferred Stock).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11 – Warrants – Continued

The exercise price of the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants, but has no anti-dilution protection provisions. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the Warrant Shares. The Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 4.99% or 9.99%, as determined by the holder, of the Company’s outstanding shares of Common Stock following the exercise of such Warrant (the “Beneficial Ownership Limitation”).

Warrant Conversions

For the twelve months ended December 31, 2023, 5,000,000 warrants were converted to 5,000,000 shares of common stock.

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2021	—	$—		—
Issued	21,129,032	0.29	*	—
Exercised	—	—		—
Outstanding as of December 31, 2022	21,129,032	0.29	*	—
Issued – March 2023	7,142,715	$0.25	*	—
Issued – June 2023	25,080,000	0.38	*	—
Issued – November 2023	16,319,165	0.12	*	—
Exercised	(5,000,000)	0.44		—
Outstanding as of December 31, 2023	64,670,912	$0.27	*	3.43
Exercisable as of December 31, 2023	64,670,912	0.27		3.43

*	Reflects the exercise price after the Down Round Trigger events (see Note 8).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company has an operating lease in Wichita, Kansas, which serves as its corporate offices. The lease commencement date was November 1, 2023, and will expire on October 31, 2025, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $226,678.

As a result of the MicaSense Acquisition, the Company assumed an operating lease for office space in Seattle, Washington that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. The estimated cash rent payments due through the expiration of this operating lease total approximately $467,767. Starting late 2022, the Company has been engaged in consolidating its business and manufacturing operations from multiple offices to two centralized locations in Wichita, Kansas and Lausanne, Switzerland. In May 2023, the Company executed a sublease agreement for their facility located in Seattle, Washington; however, the Company remains the primary obligor under the original lease.

As a result of the senseFly Acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh expired in July 2023 and the operating lease in Lausanne was set to expire in April 2023. The Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification, therefore, a five year renewal option was automatically triggered in March 2022. The Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of this operating lease total approximately $3,370,025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 12 – Leases – Continued

As of December 31, 2023 and 2022, balance sheet information related to the Company’s operating leases is as follows:

		December 31,
	Balance Sheet Location	2023	2022
Right-of-use asset	Right-of-use asset	$3,525,406	$3,952,317
Current portion of operating lease liability	Current portion of lease liabilities	$901,925	$628,113
Long-term portion of operating lease liability	Long-term portion of lease liabilities	$2,721,743	$3,161,703

For the years ended December 31, 2023 and 2022, operating lease expense payments were $1,039,685 and $1,287,143, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2023, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024	$1,094,321
2025	1,100,394
2026	878,571
2027	792,947
2028	198,237
Total future minimum lease payments, undiscounted	4,064,470
Less: Amount representing interest	(440,802)
Present value of future minimum lease payments	3,623,668
Present value of future minimum lease payments – current	901,925
Present value of future minimum lease payments – long-term	$2,721,743

As of December 31, 2023 and 2022, the weighted average lease-term and discount rate of the Company’s leases are as follows:

	Years Ended December 31,
Other Information	2023	2022
Weighted-average remaining lease terms (in years)	3.9	4.8
Weighted-average discount rate	6.1%	6.0%

For the years ended December 31, 2023 and 2022, supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
Other Information	2023	2022
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$1,054,847	$1,614,468

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Commitments and Contingencies

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

Executive Appointments and Departures

Mr. Michael O’Sullivan

Departure of Chief Commercial Officer

On June 20, 2023, the Company delivered notice of termination to Michael O’Sullivan, the Company’s Chief Commercial Officer, which termination was effective on September 20, 2023, subject to further extension as required under the applicable laws of Switzerland, where Mr. O’Sullivan is located and employed.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Commitments and Contingencies- Continued

Mr. O’Sullivan is provided with severance benefits in the event of termination without cause or for good reason, as defined in his employment offer letter. Upon execution of a severance agreement entered into between Mr. O’Sullivan and the Company, Mr. O’Sullivan will be entitled to the following benefits: (i) three months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) three months of paid Garden Leave, which is paid in the form of salary continuation, in accordance with the laws of Switzerland; and (iii) a grant of fully vested RSUs with a fair market value of 150,000 CHF on the date of termination of employment, pursuant to the terms of the separation agreement.

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

Mr. Barrett Mooney

Departure as Chief Executive Officer and Chairman of the Board

On December 17, 2023, the Company received notice (the “Notice”) from Mr. Barrett Mooney, the Company’s Chief Executive Officer, that he has decided to depart the Company as Chief Executive Officer and Director to pursue another professional opportunity, effective December 31, 2023.

On January 17, 2022, Mr. Barrett Mooney, the Company’s Chairman of the Board and the Chief Executive Officer immediately preceding Mr. Michael Drozd, was reappointed to serve as the Chief Executive Officer of the Company and to continue in his role as Chairman of the Board.

Mr. Mooney is provided with severance benefits in the event of termination without cause or for good reason, as defined in her amended employment offer letter. Upon execution of a severance agreement entered into between Mr. Mooney and the Company, Mr. Mooney will be entitled to the following benefits: (i) six months of base salary, paid in the form of salary continuation, in accordance with the terms of a Separation Agreement to be entered into at the time of termination; (ii) reimbursement of COBRA health insurance premiums at the same rate as if the executive officer were an active employee of the Company (conditioned on the executive officer having elected COBRA continuation coverage) for a period of 6 months or, if earlier, until the executive officer is eligible for group health insurance benefits from another employer; and (iii) a grant of fully vested RSUs with a fair market value of $190,000 on the date of termination of employment, pursuant to the terms of the separation agreement.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Commitments and Contingencies- Continued

Mr. Torres Declet

Departure as Chief Executive Officer

On January 17, 2022, the Company and Mr. Brandon Torres Declet mutually agreed to Mr. Torres Declet’s resignation as Chief Executive Officer and as a director of the Company. In connection with his departure, and in accordance with his employment agreement with the Company, Mr. Torres Declet will receive base salary continuation equal to six months of his then annual salary, reimbursement of COBRA health insurance premiums for a period of six months at the same rate as if Mr. Torres Declet were an active employee of the Company, and a grant of fully vested restricted shares of Common Stock of the Company with a fair market value of $125,000 on the date of termination of employment, resulting in the issuance of 111,607 RSUs.

Nicole Fernandez-McGovern

Departure as Chief Financial Officer

On August 15, 2023, the Company received notice (the “Notice”) from Ms. Nicole Fernandez-McGovern, the Company’s Chief Financial Officer, which states that she has been terminated for “Good Reason” under her employment offer letter agreement. The Board of Directors has accepted the Notice as a notice of voluntary resignation by Ms. Fernandez-McGovern, and not of termination for Good Reason.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Commitments and Contingencies- Continued

Mark DiSiena

Employment Arrangements for Mark DiSiena, Chief Financial Officer

As previously disclosed in a Current Report on Form 8-K filed on October 19, 2023, as a result of Ms. Nicole Fernandez-McGovern’s departure as Chief Financial Officer of the Company, Mr. Mark DiSiena was appointed as the Company’s principal financial and accounting officer and Interim Chief Financial Officer, effective as of October 13, 2023. On November 30, 2023, the Board of Directors of the Company appointed Mr. DiSiena as Chief Financial Officer of the Company, effective as of December 1, 2023 (the “Commencement Date”). Pursuant to an employment offer letter dated November 28, 2023 (the “Offer Letter”), Mr. DiSiena shall receive an annual base salary of $275,000 and a sign-on bonus in the form of restricted stock units (the “RSUs”) not to exceed $60,000 in total award value, with 50% of the RSUs to vest one year after Commencement Date, and the remainder to vest two years after Commencement Date. Mr. DiSiena will be eligible to receive an annual performance-based bonus comprised of up to $75,000 in cash and RSUs not to exceed $60,000 in total award value, with 34% of the total RSU award to vest at the time of the award date, 33% of the original award amount to vest one year after the award date, and the remainder to vest two years after the award date. The performance bonus amounts each year will be determined at the sole discretion of the Board of Directors of the Company based upon an assessment of a combination of his achievement of designated personal goals and the Company reaching designated corporate goals.

There are no family relationships between Mr. DiSiena and any director, executive officer or nominees thereof of the Company. There are no related party transactions between the Company and Mr. DiSiena that would require disclosure under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

The Company has various employment agreements with various employees of the Company which it considers normal and in the ordinary course of business along with agreements for all its directors which it has previously disclosed.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 – Commitments and Contingencies- Continued

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of December 31, 2023, the Company had purchase commitments of approximately $1,387,303. These purchase commitments are expected to be realized during the year ending December 31, 2024. As of December 31, 2022, the Company had purchase commitments of $3,155,867.

Note 14 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2023 and 2022, respectively:

Ms. Fernandez-McGovern is one of the principals of Premier Financial Filings, a full-service financial printer. Premier Financial Filings provided contracted financial services to the Company for fiscal year 2022. Premier Financial Filings did not provide services during 2023. Accordingly, for the years ended December 31, 2022, the expenses related to services provided by Premier Financial Filings to the Company, was $18,371. These expenses are included within general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

One of the Company’s directors, Mr. Thomas Gardner, is one of the principals of NeuEon, Inc., which provides services to the Company as the Chief Technology Officer. For the years ended December 31, 2023 and 2022, the expenses related to services provided by NeuEon, Inc. to the Company were $42,500 and $153,750, respectively. These expenses are included within the general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

Note 15 – Income Taxes

Prior to April 15, 2015, AgEagle Aerial Inc. was treated as a disregarded entity for income tax purposes. Income taxes, if any, were the responsibility of the sole member. Effective April 22, 2015, the Company elected to be classified as a corporation for income tax purposes. On March 26, 2018, the Company’s predecessor company, EnerJex Resources, Inc. (“EnerJex”), consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated October 19, 2017, pursuant to which AgEagle Merger Sub, Inc., a wholly owned subsidiary of EnerJex, merged with and into AgEagle Aerial Systems Inc., a then privately held company (“AgEagle Sub”), with AgEagle Sub surviving as a wholly owned subsidiary of EnerJex (the “Merger”). In connection with the Merger, EnerJex changed its name to AgEagle Aerial Systems Inc. AgEagle Sub changed its name initially to “Eagle Aerial, Inc. and then to” AgEagle Aerial, Inc. Following the Merger, AgEagle Aerial Inc. became a wholly owned subsidiary of AgEagle Aerial Systems, Inc., and the group files a consolidated U.S. federal income tax return as well as income tax returns in various states.

As of December 31, 2023 and 2022, the total of all net deferred tax assets was $17,794,764 and $11,170,665, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $17,794,764 and $11,170,665 as of December 31, 2023 and 2022, respectively. The change in the valuation allowance during the years ended December 31, 2023 and 2022 was $6,624,099 and $2,350,212, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15 – Income Taxes - Continued

As of December 31, 2023, the Company has a federal and state net operating loss carryforward of approximately $55,288,195 and $20,863,524, respectively. Of those balances, the Company has $6,296,936 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carryforward of $32,403,001 which expire in 2028-2030. The Company has state net operating carryforwards of $15,181,695 which expire between 2024-2041, and the remaining amounts have no expiration.

As of December 31, 2022, the Company has a federal and state net operating loss carryforward of approximately $38,733,732 and $17,975,553, respectively. Of those balances, the Company has $7,661,107 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carryforward of $11,428,419 which expire in 2028-2029. The Company has state net operating carryforwards of $13,113,999 which expire between 2024-2041, and the remaining amounts have no expiration.

The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitations may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. The Company has not conducted a formal ownership change analysis as required under Section 382; however, we intend to do so if we anticipate recognizing tax benefits associated with the net operating loss carryforwards.

As of December 31, 2023, the Company determined it is more likely than not that it will not realize our temporary deductible differences and net operating loss carryforwards, and as such, has provided a full valuation allowance on our net deferred tax asset.

During the years ended December 31, 2023 and 2022, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. AgEagle files U.S. federal and state income tax returns, as required by law. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits. The Company is open to federal and state examination on the 2020 through 2022 income tax returns filed.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15 – Income Taxes - Continued

For the years ended December 31, 2023 and 2022, a reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2023		2022
	Amount	Rate	Rate	Amount
Computed tax at the expected statutory rate	$(8,931,931)	21.00%	$(12,233,282)	21.00%
State and local income taxes, net of federal	(152,856)	0.36%	(193,910)	0.33%
Goodwill impairment	3,313,121	(7.79)%	8,590,427	(14.75)%
Other permanent items	41,757	(0.10)%	301,687	(0.51)%
Other adjustments	(1,762,090)	4.14%	(57,579)	0.09%
Stock compensation	(12,606)	0.03%	172,056	(0.30)%
Return to provision adjustment	196,163	(0.46)%	369,793	(0.63)%
Foreign tax differential	684,343	(1.61)%	700,596	(1.20)%
Change in valuation allowance	6,624,099	(15.57)%	2,350,212	(4.03)%
Income tax expense (benefit)	$—	0.00%	$—	0.00%

As of December 31, 2023 and 2022, the temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities):

Deferred Tax Assets:	2023	2022
Other current liabilities	$17,806	$—
Equity compensation	1,109,854	1,001,945
Other accrued expenses	16,406	754,211
Net operating loss carry forward	16,889,316	10,396,086
Tax credits	150,351	150,351
Right of Use (ROU) - Liability	147,861	(127,473)
Total Deferred Tax Assets	$18,331,594	$12,175,120

Valuation Allowance	(17,794,764)	(11,170,665)

Deferred Tax Liabilities:
Property and equipment	(1,183)	(100,019)
Intangible assets	(410,463)	(1,036,649)
Right of Use (ROU) - Asset	(125,184)	132,213
Total Deferred Tax Liabilities	$(536,830)	$(1,004,455)
Net Deferred Tax	$—	$—

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 15 – Income Taxes- Continued

The Company’s provision is primarily driven by the full valuation allowance in 2023 and 2022.

The provision for income taxes consisted of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Current
U.S. Federal	$—	$—
U.S. State	(5,750)	5,750
U.S. Foreign	—	—
Total current provision	(5,750)	5,750
Deferred	—	—
U.S. Federal	—	—
U.S. State	—	—
U.S. Foreign	—	—
Total deferred benefit	—	—
Change in valuation allowance	—	—
Total provision for income taxes	$(5,750)	$5,750

The Company’s loss before provision for incomes taxes consisted of the following amounts:

	For the Years Ended December 31,
	2023	2022
United States	$(32,930,150)	$(48,536,722)
International	(9,491,587)	(9,717,001)
Total net loss before provision for income taxes	$(42,421,737)	$(58,253,723)

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

As of December 31, 2023 and 2022 and for the years then ended, operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of December 31, 2023
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,148,638	$8,666,641	$15,260,263	$80,359	$25,155,901

As of December 31, 2022
Goodwill	$—	$—	$18,972,896	$4,206,515	$23,179,411
Assets	$4,785,643	$14,930,789	$26,081,788	$8,386,654	$54,184,874

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 16 – Segment Information- Continued

Net (Loss) Income

	Corporate	Drones	Sensors	SaaS	Total
Year ended December 31, 2023
Revenues	$—	$6,197,049	$7,100,419	$443,930	$13,741,398
Cost of sales	—	3,770,886	3,439,350	1,067,922	8,278,158
Loss from operations (1)(2)	$(7,429,783)	$(9,287,814)	$(15,487,428)	$(6,945,087)	$(39,150,112)
Other income (expense), net	(2,060,844)	(211,698)	(998,580)	(503)	(3,271,625)
Net loss	$(9,490,627)	$(9,499,512)	$(16,486,008)	$(6,945,590)	$(42,421,737)

Year ended December 31, 2022
Revenues	$—	$9,840,321	$8,655,434	$598,670	$19,094,425
Cost of sales	—	4,762,888	5,086,993	1,026,427	10,876,308
Loss from operations (3)	$(10,177,362)	$(22,004,223)	$10,958	$(32,106,210)	$(64,276,837)
Other income (expense), net	6,416,717	(356,095)	(30,893)	(6,615)	6,023,114
Net loss	$(3,760,645)	$(22,360,318)	$(19,935)	$(32,112,825)	$(58,253,723)

(1)	Includes goodwill impairment $15,776,767 for the Sensor and SaaS reporting segments.
(2)	Includes intangible impairment $5,899,307 for the Drones and SaaS reporting segments.
(3)	Includes goodwill impairment $41,687,871 for the Drones and SaaS reporting segments.

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Year ended December 31, 2023
North America	$2,169,983	$2,655,443	$407,490	$5,232,916
Latin America	1,571,956	256,524	28,671	1,857,151
Europe, Middle East and Africa	2,183,763	2,957,644	1,254	5,142,661
Asia Pacific	271,347	1,117,485	6,515	1,395,347
Other	—	113,323	—	113,323
Total	$6,197,049	$7,100,419	$443,930	$13,741,398

Year ended December 31, 2022
North America	$5,320,034	$3,173,347	$598,670	$9,092,051
Europe, Middle East and Africa	3,537,463	3,309,039	—	6,846,502
Asia Pacific	982,824	1,756,253	—	2,739,077
Other	—	416,795	—	416,795
Total	$9,840,321	$8,655,434	$598,670	$19,094,425

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 17 – Subsequent Events

On January 18, 2024, the Company filed a S-1 with a purpose related to the resale by the Selling Shareholders (the “Selling Shareholders”), identified of up to 16,319,165 shares of common stock (the “Warrant Shares”), par value $0.001 per share (the “Common Stock”) of AgEagle Aerial Systems Inc., issuable upon the exercise of warrants (the “Warrants”) consisting of (i) 14,835,605 Warrant Shares underlying the Warrants at an initial exercise price of $0.1247 per warrant (which was adjusted to $0.10 per warrant as a result of the Common Stock Offering defined below) issued to the Selling Shareholders in a private placement pursuant to Investor Notices (as defined below) received by the Company from the Selling Shareholders on November 15, 2023, the Assignment, Waiver and Amendment Agreement (the “Assignment Agreement”) among the Company and the Selling Shareholders, dated November 15, 2023, and the Securities Purchase Agreement (the “Series F Agreement”) between the Company and one of its investors, dated June 26, 2022; and (ii) 1,483,560 Warrant Shares underlying the Warrants at the exercise price of $0.1247 per warrant initially issued to Dawson James Securities, Inc. (“Dawson”) in a private placement pursuant to an engagement letter between Dawson and the Company, dated November 15, 2023 (the “Engagement Letter”), of which Warrant for 1,281,796 Warrant Shares were subsequently assigned by Dawson to certain Selling Shareholders.

On February 1, 2024, the Company filed an amendment to the January 18, 2024 S-1 relating to the resale by the Selling Shareholders (the “Selling Shareholders”) of up to 16,319,165 shares of common stock (the “Warrant Shares”), par value $0.001 per share (the “Common Stock”) of AgEagle Aerial Systems Inc., issuable upon the exercise of warrants (the “Warrants”) consisting of (i) 14,835,605 Warrant Shares underlying the Warrants at an initial exercise price of $0.1247 per warrant (which was adjusted to $0.10 per warrant as a result of the Common Stock Offering defined below) issued to the Selling Shareholders in a private placement pursuant to Investor Notices (as defined below) received by the Company from the Selling Shareholders on November 15, 2023, the Assignment, Waiver and Amendment Agreement (the “Assignment Agreement”) among the Company and the Selling Shareholders, dated November 15, 2023, and the Securities Purchase Agreement (the “Series F Agreement”) between the Company and one of its investors, dated June 26, 2022; and (ii) 1,483,560 Warrant Shares underlying the Warrants at the exercise price of $0.1247 per warrant initially issued to Dawson James Securities, Inc. (“Dawson”) in a private placement pursuant to an engagement letter between Dawson and the Company, dated November 15, 2023 (the “Engagement Letter”), of which Warrant for 1,281,796 Warrant Shares were subsequently assigned by Dawson to certain Selling Shareholders.

On January 24, 2024, AgEagle Aerial Systems Inc. entered into an Agreement for the Purchase and Sale of Future Receipts, as amended (the “Future Receipts Agreement”) with a commercial lender (the “Buyer”) pursuant to which the Buyer purchased $1,512,000 (“Purchased Amount”) in future receipts of the Company at the discount price of $1,050,000. The Future Receipts Agreement was effective as of January 23, 2024. The Purchased Amount is remitted in weekly installments in the amount of $54,000 until the Purchased Amount has been satisfied. The Company is not paying an interest rate and there is no specified duration whereby the payment schedule expires. The Company may prepay the Purchased Amount within 30 calendar days by tendering the amount of $1,312,500.

On January 29, 2024, the Board approved a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Common Stock by unanimous written consent dated January 22, 2024 (the “Written Consent”) which became effective February 9, 2024.

On February 8, 2024, AgEagle Aerial Systems Inc. entered into a Securities Purchase Agreement (the “SPA”), as subsequently amended, with Alpha Capital Anstalt (“Alpha”), pursuant to which Alpha purchased 10,000 shares of the Company’s Series F 5% Convertible Preferred Stock (the “Series F Convertible Preferred”) and warrants. The SPA provides that Alpha has the right, subject to certain conditions, including shareholder approval, to purchase up to an additional $25,000,000 of shares of Series F Convertible Preferred and Warrants in minimum aggregate subscription tranches of $2,000,000. In addition, the Company and Alpha entered into an Amendment Agreement to the SPA (the “Series F Amendment Agreement”) to lower the minimum aggregate subscription amount from $2,000,000 to $1,000,000.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 17 – Subsequent Events- Continued

In conjunction, the Company and Alpha, entered into a Securities Purchase Agreement, pursuant to which the Company issued to Alpha an 8% original issue discount promissory note (the “Original Note”) in the aggregate principal amount of $3,500,000. As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company and Alpha amended the Original Note on August 14, 2023 (the “Note Amendment Agreement”) increasing the principal amount of the Original Note to $4,095,000, and modifying the timing of, and cure periods for, an Event of Default (defined in the Original Note) under the Original Note. As disclosed in a Current Report on Form 8-K filed on October 6, 2023 (the “October 2023 Form 8-K”), the Company and Alpha amended the Original Note on October 5, 2023 (the “Second Amendment”), which among other things, increased the principal amount of the Original Note by $595,000 and deferred payments and amortization payments due pursuant to the Original Note.

Simultaneously, on February 8, 2024, the Company and Alpha entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the parties agreed to exchange the Original Note for a Convertible Note due January 8, 2024 in the principal amount of $4,849,491 (the “Convertible Note”), convertible into Common Stock at the initial conversion price of $0.10 per share of Common Stock, subject to adjustment based on the effectiveness of the Company’s anticipated reverse stock split, as described therein.

On February 8, 2024, AgEagle Aerial Systems Inc. filed a Certificate of Amendment to its Articles of Incorporation, as amended to date (the “Charter”), effecting a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Reverse Split Amendment”). The Reverse Split Amendment was approved by the Board of the Directors of the Company (the “Board”) and became effective on February 9, 2024.

On February 9, 2024, after the reverse stock split, the outstanding common stock balance became 7,576,297 from approximately 151.5 million.

On February 15, 2024, AgEagle Aerial Systems Inc. announced the appointment of William (“Bill”) Irby to serve as president of the Company, effective as of February 12, 2024.

On March 6, 2024, AgEagle Aerial Systems Inc. entered into a letter agreement with Dawson James Securities, Inc. (“Dawson”) pursuant to which Dawson has agreed to serve, on an exclusive basis for a period of four months, as the sole placement agent for the Company, in connection with the offering of equity securities and equity-linked securities of the Company, including any restructuring, exercise and/or conversion solicitation and/or renegotiating the terms of any warrants to purchase shares of common stock, par value $0.001 per share (the “Common Stock”) and the solicitation of exercise of any additional investment right with respect to Securities of the Company.

Pursuant to the Engagement Agreement, the Company will pay a cash fee equal to $68,862.04 and issue to Dawson warrants to purchase such number of shares of Common Stock, equal to 10% of the aggregate number of shares of Common Stock issued or issuable in the Offerings. These Placement Agent Warrants will have the same terms as any warrants included in any Offering except that such Placement Agent Warrants will have a five (5) year term, an exercise price equal to 125% of the offering price per share and will not include any anti-dilution protection provisions in connection with a subsequent equity issuance, or otherwise.

Additionally, on March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors (“Investors”) holding warrants issued to such Investors pursuant a securities purchase agreement, dated as of June 5, 2023 in connection with a private placement (the “Existing Warrants”). The Exercise Agreement provides that for those Investors who exercise their Existing Warrants they will receive a reduction in the Exercise Price (as defined in the Existing Warrants) of $0.60 per share of Common Stock. The shares of Common Stock issuable upon exercise of the Existing Warrants were registered pursuant to a registration statement on Form S-1 File No. 333-273332 and declared effective on July 27, 2023. The Company will receive up to $497,700.60 from the exercise of the Existing Warrants. As a result of the Exercise Agreement, the conversion price of the Series F Convertible Preferred was reduced to $0.60 per share.

On March 6, 2024, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 829,394 shares of Common Stock at a conversion price of $1.2057 and warrants to purchase up to 829,394 shares of Common Stock (the “Warrants”) an exercise price of $1.2057 per share for an aggregate purchase price of $1,000,000. The Warrants will be immediately exercisable upon issuance and have a three-year term.

On March 7, 2024, AgEagle Aerial Systems Inc. announced the appointment of Malcolm Bradley Frost to serve as a Board Director of the Company, effective as of March 1, 2024.

As of March 31, 2024, Alpha has converted 3,130 shares of Preferred Stock Series F into 13,402,052 shares of Common Stock, post reverse split. In addition, on February 16, 2024, Alpha converted $100,000 worth of principle of the Promissory Note into 79,828 shares of Common Stock, post reverse split.

