Form 10-Q
period 2024-03-31
AgEagle Aerial Systems Inc.
filed 2024-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 E. 34th Street N, Suite 1307 Wichita, Kansas	67226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (620) 325-6363

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

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

As of May 14, 2024, there were 11,941,427 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$822,921	$819,024
Accounts receivable, net	1,351,355	2,057,546
Inventories, net	6,438,206	6,936,980
Prepaid and other current assets	720,645	548,561
Note receivable	—	185,000
Total current assets	9,333,127	10,547,111

Property and equipment, net	666,152	799,892
Right-of-use assets	3,112,824	3,525,406
Intangible assets, net	2,456,592	2,615,281
Goodwill	7,402,644	7,402,644
Other assets	249,768	265,567
Total assets	$23,221,107	$25,155,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,647,583	$3,062,794
Accrued liabilities	1,690,640	1,944,352
Convertible note	4,749,491	4,504,500
Other short-term loan	678,572	—
Contract liabilities	349,483	226,316
Current portion of lease liabilities	873,344	901,925
Current portion of COVID loan	310,010	391,545
Total current liabilities	11,299,123	11,031,432

Long-term portion of lease liabilities	2,336,393	2,721,743
Long-term portion of COVID loan	355,215	489,037
Defined benefit plan obligation	177,456	216,133
Total liabilities	14,168,187	14,458,345

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 3,945 shares issued and outstanding as of March 31, 2024, and 6,075 shares issued and outstanding as of December 31, 2023	4	6
Common Stock, $0.001 par value, 250,000,000 shares authorized, 10,891,427 and 7,026,297 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10,892	7,026
Additional paid-in capital	186,247,756	176,167,312
Accumulated deficit	(177,148,382)	(165,583,091)
Accumulated other comprehensive (loss) income	(57,350)	106,303
Total stockholders’ equity	9,052,920	10,697,556
Total liabilities and stockholders’ equity	$23,221,107	$25,155,901

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$3,894,447	$4,057,069
Cost of sales	1,940,025	2,078,437
Gross Profit	1,954,422	1,978,632

Operating expenses:
General and administrative	2,682,658	3,579,522
Research and development	1,130,229	1,582,343
Sales and marketing	535,423	977,875
Total operating expenses	4,348,310	6,139,740
Loss from operations	(2,393,888)	(4,161,108)

Other income (expense):
Interest expense, net	(3,785,344)	(305,497)
Loss on disposal of fixed assets	(13,988)	—
Other income (expense), net	(122,367)	(132,894)
Total other expense, net	(3,921,699)	(438,391)
Net loss before provision for income taxes	(6,315,587)	(4,599,499)
Provision for income taxes	—	—
Net loss attributable to common stockholders	$(6,315,587)	$(4,599,499)

Net loss per common share - basic and diluted (i)	$(0.77)	$(1.03)

Weighted average number of shares outstanding during the period — Basic and Diluted	8,234,226	4,482,500

Comprehensive income (loss):
Net loss attributable to common stockholders	$(6,315,587)	$(4,599,499)
Amortization of unrecognized periodic pension costs	—	43,345
Foreign currency cumulative translation adjustment	(163,653)	51,259
Total comprehensive loss, net of tax	(6,479,240)	(4,504,895)
Accrued dividends on Series F Preferred Stock	(61,235)	(66,921)
Deemed dividends on Series F Preferred Stock	(5,249,704)	(255,976)
Total comprehensive loss available to common stockholders	$(11,790,179)	$(4,827,792)

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(133,493,864)	(133,495)	133,495	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	1,000	1	—	—	949,999	—	—	950,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,130)	(3)	2,952,050	2,952	(2,949)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	79,828	80	99,920	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(61,235)	—	—	(61,235)
Exercise of warrants issued with Series F	—	—	829,500	830	496,871	—	—	497,701
Stock-based compensation expense	—	—	—	—	18,580	—	—	18,580
Issuance of Restricted Common Stock	—	—	3,750	4	(4)	—	—	—
Conversion Price of Promissory Note on Exchange Agreement	—	—	—	—	3,488,851	—	—	3,488,851
Deemed dividend on Series F Preferred Stock	—	—	—	—	5,249,704	—	(5,249,704)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(159,293)	—	—	(159,293)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(163,653)	—	(163,653)
Net loss	—	—	—	—	—	—	(6,315,587)	(6,315,587)
Balance as of March 31, 2024	3,945	$4	10,891,427	$10,892	$186,247,756	$(57,350)	$(177,148,382)	$9,052,920

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(84,043,282)	(84,043)	84,043	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	3,000	3	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible shares o Common Stock	(998)	(1)	115,238	115	(114)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(66,921)	—	—	(66,921)
Deemed Dividend on Series F Preferred Stock and Warrant	—	—	—	—	255,976	—	(255,976)	—
Stock-based compensation expense	—	—	—	—	512,529	—	—	512,529
Amortization of unrecognized periodic pension costs	—	—	—	—	—	43,345	—	43,345
Foreign currency cumulative translation adjustment	—	—	—	—	—	51,259	—	51,259
Net loss	—	—	—	—	—	—	(4,599,499)	(4,599,499)
Balance as of March 31, 2023	7,865	$8	4,538,569	$4,539	$158,464,873	$104,687	$(116,408,919)	$42,165,188

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,315,587)	$(4,599,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,580	512,529
Depreciation and amortization	281,448	1,001,338
Loss on disposal of fixed assets	13,988	—
Interest added to convertible note payable	344,991	—
Interest expense for reduction in convertible note conversion price	3,488,851	—
Defined benefit plan obligation and other	(24,713)	(148,764)
Interest paid on debt discount	164,572	168,885
Changes in assets and liabilities:
Accounts receivable, net	675,975	(684,800)
Inventories, net	278,062	138,756
Prepaid expenses and other assets	(181,493)	228,733
Accounts payable	(340,839)	(383,607)
Accrued expenses and other liabilities	195,473	(547,170)
Contract liabilities	(337,401)	56,577
Other	185,000	67,094
Net cash used in operating activities	(1,553,093)	(4,189,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,398)	(5,337)
Capitalization of platform development costs	—	(139,509)
Capitalization of internal use software costs	(20,683)	(109,345)
Net cash used in investing activities	(43,081)	(254,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of preferred stock, Series F Convertible	950,000	3,000,000
Repayments on COVID loans	(160,514)	(44,598)
Conversion of warrants issued with Series F	497,701	—
Other short-term loan, net of payment	514,000	—
Issuance costs for sale of preferred stock	(159,293)	—
Net cash provided by financing activities	1,641,894	2,955,402

Effects of foreign exchange rates on cash flows	(41,823)	(13,212)

Net change in cash	3,897	(1,501,929)
Cash at beginning of period	819,024	4,349,837
Cash at end of period	$822,921	$2,847,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$164,572	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock, Series F Convertible to Common Stock	2,952	2,305
Dividends on Series F Preferred Stock	$61,235	$66,921
Deemed dividend on Series F Preferred stock and warrant	$5,249,704	$255,976

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

Description of Business – AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “we”, “our”), through its wholly-owned subsidiaries, AgEagle Aerial, Inc., DBA MicaSense™, Inc. (“MicaSense”), Measure Global, Inc. (“Measure”), senseFly SA, and senseFly Inc. (collectively “senseFly”), is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for its customers in a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government.

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

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate business and primary drone engineering and manufacturing operations in Raleigh, North Carolina. In addition, the Company operates business and manufacturing operations in Lausanne, Switzerland in support of our international business activities.

Reverse Stock Split - On February 8, 2024, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended to date (the “Charter”), effecting a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Reverse Split Amendment”). The Reverse Split Amendment was approved by the Board of the Directors of the Company (the “Board”) and became effective on February 9, 2024. All share and per share data and amounts have been retroactively adjusted as of the earliest period presented in the interim unaudited consolidated financial statements to reflect the effect of the Reverse Stock Split.

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with U.S. GAAP. In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024. The results for the three-month period ended March 31, 2024 and 2023, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation-Continued

The condensed consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., Measure Global, Inc. and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation.

A description of certain of the Company’s accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 31, 2023. The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity.

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the three months ended March 31, 2024, the Company incurred a net loss of $6,315,587 and used cash in operating activities of $1,553,093 As of March 31, 2024, the Company has a working capital deficit of $1,965,996 and an accumulated deficit of $177,148,382. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital is not guaranteed. There is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

Note 2 – Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Risks and Uncertainties – Global economic challenges, including natural disasters, such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our manufacturing facilities, could disrupt our operations or the operations of one or more of our vendors. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remains uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, the Company’s supply chain may be disrupted, limiting its ability to manufacture and assemble products.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of stock issued for services and stock options, valuation of intangible assets, and valuation of goodwill.

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

For short-term classes of our financial instruments, which include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and accrued expenses, their carrying amounts approximate fair value due to their short-term nature. The outstanding loan related to the COVID Loans is carried at face value, which approximates fair value. As of March 31, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of March 31, 2024 and December 31, 2023 the Company had an accounts receivable balance of $1,351,355 and $2,057,546, respectively. In addition, as of March 31, 2024 and December 31, 2023, the Company had an allowance for credit losses balance of $123,184 and $158,689, respectively. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company estimates an allowance for credit losses based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change.

Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under ASC 326-20-55-37. We establish allowances for credit losses on accounts receivable, unbilled receivables, financing receivables and certain other financial assets, under ASC 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. Collateral exposure is the excess of the carrying value of a financial asset over the fair value of the related collateral. We determine the creditworthiness of our customers by assigning internal credit ratings based upon publicly available information and information obtained directly from the customers.

Our net accounts receivable represents amounts billed and due from customers. Based on historical perspective, nearly all of our accounts receivable at March 31, 2024 would be collected in calendar year 2024 because the majority of our accounts receivable are due from value added resellers (“VARs”) and sovereign governments, including the U.S. Department of Defense. However, under the new guidance, the Company has elected to recognize credit losses based on our collection history and our customers payment terms.

Revenue Recognition – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. The Company utilized ASC Topic 606 and its related amendments, Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

●	Software Sales – are subscription sales of our software that are recognized equally over the membership period as the services are provided.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

The Company recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the condensed consolidated statements of operations and comprehensive loss net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed. As of March 31, 2024 and December 31, 2023, contract liabilities represents amounts of $349,483 and $226,316, respectively.

Internal- Use Software Costs – Internal-use software costs are accounted for in accordance with ASC Topic 350-40, Internal-Use Software. The costs incurred in the preliminary stages of development are expensed as research and development costs as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31 2023, capitalized software costs for internal-use software related to the Company’s implementation of its enterprise resource planning (“ERP”) software, totaled $20,683 and $582,148, respectively, net of accumulated amortization and are included in intangible assets, net on the condensed consolidated balance sheets.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

As of March 31, 2024 and December 31, 2023, the goodwill balance was $7,402,644. The Company tests its goodwill for impairment, at least annually, unless events or changes in circumstances indicate the carrying value of goodwill may be impaired, the Company may look to perform such test sooner versus on an annual basis. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in the Company’s market capitalization, decline in operating performance indicators, competition, or a reorganization of our business. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which the Company test goodwill for impairment requires it to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results which is referred to as a reporting unit.

As of March 31, 2024 and December 31, 2023, our intangible assets balance was $2,456,592 and $2,615,281, respectively. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

Foreign Currency – The Company translates assets and liabilities of its foreign subsidiary, senseFly S.A., predominately in Swiss Franc to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date. Translation adjustments are not included in determining net income but are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets. The Company translates the condensed consolidated statements of operations and comprehensive loss of its foreign subsidiary at average exchange rates for the applicable period. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated revenues, certain purchases and intercompany transactions are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, shipping costs totaled $90,549 and $64,936, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, advertising costs were $1,053 and $40,689, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Loss Per Common Share and Potentially Dilutive Securities – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three months ended March 31, 2024 and 2023, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”) and options to purchase Common Stock from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of March 31, 2024, the Company had 8,813 unvested RSUs, 3,370,301 warrants and 65,083 options outstanding to purchase shares of Common Stock. As of December 31, 2023, the Company had 9,630 unvested RSUs, 3,233,546 warrants and 125,264 options outstanding to purchase shares of Common Stock.

Segment Reporting – In accordance with ASC Topic 280, Segment Reporting, the Company identifies operating segments as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker in making decisions regarding resource allocation and performance assessment. The Company defines the term “chief operating decision maker” to be its chief executive officer.

The Company has determined that it operates in four segments:

●	Drones, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications.

●	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

●	Software as a service (‘SaaS’), which comprises revenue earned through the offering of online-based subscriptions.

●	Corporate, which comprises corporate costs only.

New Accounting Pronouncements – In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10-K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 3 – Balance Sheets

Accounts Receivable, Net

As of March 31, 2024 and December 31, 2023, accounts receivable, net consist of the following:

	March 31, 2024	December 31, 2023
Accounts receivable	$1,474,539	$2,216,235
Less: Allowance for credit losses*	(123,184)	(158,689)
Accounts receivable, net	$1,351,355	$2,057,546

*	Allowance for credit losses - Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable on March 31, 2024 are expected to be collected in 2024.

Inventories, Net

As of March 31, 2024 and December 31, 2023, inventories, net consist of the following:

	March 31, 2024	December 31,2023
Raw materials	$4,319,010	$4,648,966
Work in process	838,374	903,217
Finished goods	1,653,575	1,806,239
Gross inventories	6,810,959	7,358,422
Less: Provision for obsolescence	(372,753)	(421,442)
Inventories, net	$6,438,206	$6,936,980

Prepaids and Other Current Assets

As of March 31, 2024 and December 31, 2023, prepaid and other current assets consist of the following:

	March 31, 2024	December 31, 2023
Prepaid inventories	$155,482	$12,738
Prepaid software licenses and annual fees	245,442	182,510
Prepaid rent	92,578	51,497
Prepaid insurance	52,847	166,210
Prepaid value-added tax charges	54,552	63,209
Prepaid other and other current assets	119,744	72,397
Prepaid and other current assets	$720,645	$548,561

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 3 – Balance Sheets-Continued

Property and Equipment, Net

As of March 31, 2024 and December 31, 2023, property and equipment, net consist of the following:

	Estimated
Type	Useful Life (Years)	March 31, 2024	December 31, 2023
Leasehold improvements	3	$89,272	$136,382
Production tools and equipment	5	892,527	1,003,726
Computer and office equipment	3-5	356,256	407,747
Furniture	5	58,843	74,420
Drone equipment	3	130,163	170,109
Total Property and equipment		1,527,061	1,792,384
Less: Accumulated depreciation		(860,909)	(992,492)
Total: Property and equipment, net		$666,152	$799,892

During the three months ended March 31, 2024 and 2023, depreciation expense was $102,076 and $100,697 respectively, which has been included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, net

As of March 31, 2024 and December 31, 2023, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2023	Additions	Amortization	Balance as of March 31, 2024
Intellectual property/technology	5-7	$606,354	$—	$(37,124)	$569,230
Customer base	3-10	999,774	—	(35,286)	964,488
Trade names and trademarks	5-10	427,005	—	(15,071)	411,934
Internal use software costs	3	582,148	20,683	(91,891)	510,940
Total intangibles assets, net		$2,615,281	$20,683	$(179,372)	$2,456,592

As of March 31, 2024, the weighted average remaining amortization period in years is 3.12 years. For the three months ended March 31, 2024 and 2023, amortization expense was $179,372 and $900,641, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 3 – Balance Sheets-Continued

For the following years ending, the future amortization expense consists of the following:

	For the Years Ending December 31,
	(rest of year) 2024	2025	2026	2027	2028	Thereafter	Total
Intellectual property/technology	$111,371	$148,495	$148,495	$148,495	$12,374	$—	$569,230
Customer base	105,859	141,145	141,145	141,145	141,145	294,049	964,488
Trade names and trademarks	45,215	60,283	60,283	60,283	60,283	125,587	411,934
Internal use software costs	281,988	198,146	30,806	—	—	—	510,940
Total intangible assets, net	$544,433	$548,069	$380,729	$349,923	$213,802	$419,636	$2,456,592

Accrued Liabilities

As of March 31, 2024 and December 31, 2023, accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued purchases	$—	$290,126
Accrued compensation and related liabilities	379,119	278,794
Provision for warranty expense	286,818	303,217
Accrued dividends	573,462	512,227
Accrued professional fees	352,459	211,086
Accrued interest	82,558	326,945
Other	16,224	21,957
Total accrued liabilities	$1,690,640	$1,944,352

Note 4 – COVID Loans

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three months ended March 31, 2024 and 2023, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating $160,514 and $44,598, respectively. As of March 31, 2024, the Company’s outstanding obligations under the senseFly COVID Loans are $665,225.On August 25, 2023, the Company modified one (1) of its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2025. The other COVID loan remains unchanged.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 4 – COVID Loans-Continued

As of March 31, 2024, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2024 (rest of year)	$209,713
2025	181,995
2026	91,180
2027	182,337
Total	$665,225

Note 5 – Promissory Note and Exchange Agreement

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

Beginning June 1, 2023, and on the first business day of each month thereafter, the Company was to pay 1/20th of the original principal amount of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note).

On August 14, 2023, the Company and Investor entered into a Note Amendment Agreement due to the Company not making the Monthly Amortization Payments for the months of June – August 2023. Pursuant to the Note Amendment Agreement, the parties agreed to amend the Note as follows:

(i)	defer payment of the Monthly Amortization Payments for June 2023, July 2023 and August 2023 in the aggregate amount of $525,000 (the “Deferred Payments”), and the September Monthly Amortization Payment, in the amount of $175,000, until September 15, 2023. The Company was not able to meet the payment requirements of the Note Amendment Agreement

(ii)	increase the principal amount of the Note by $595,000 so that the current principal amount of the Note was $4,095,000.

On September 15, 2023, the Company and Investor entered into a Warrant Exchange Agreement pursuant to which the Company agreed to issue to the Investor 5,000,000 shares of common stock in exchange for the Warrant for no consideration. The Company accounted for the incremental value using the Black-Scholes pricing model of the Promissory Note Warrant modification of $190,500 as an increase in additional paid-in capital and interest expense on the condensed consolidated statements of operations and comprehensive loss.

As result of the default on the payment for September 15, 2023, October 1, 2023 and November 1, 2023, the principal increased by $409,500 for a total balance of $4,504,500.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

Note 5 – Promissory Note and Exchange Agreement- Continued

On October 5, 2023, the Company and the Investor entered into a Second Note Amendment Agreement (the “Second Amendment”), which provides for the following:

(i)	the Deferred Payments were due and payable on December 15, 2023;

(ii)	the Amortization Payments (defined in the Note) scheduled for September 15, 2023, October 1, 2023, and November 1, 2023, were deferred and made part of the Amortization Payments commencing in January 2024; and

(iii)	50% of any net proceeds above $2,000,000 from any equity financing between the date of the Second Amendment and December 15, 2023, were to be used to prepay the Note. The Second Amendment also partially waived the Event of Default in Section 3 (a)(vii) of the Note as a result of the resignation of a majority of the officers listed therein.

As of December 15, 2023, the Company was unable to meet its payment obligation as prescribed in the Second Amendment.

On February 8, 2024, the Company and the Investor entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the parties agreed to exchange the Note Payable Purchase Agreement, as amended, executed December 2022, for a Convertible Note due January 8, 2025 in the principal amount of $4,849,491 (the “Convertible Note”), convertible into Common Stock at the initial conversion price of $2.00 per share of Common Stock, subject to adjustment based on the effectiveness of the Company’s Reverse Stock Split which became effective on February 9, 2024. On February 16, 2024, the conversion price was adjusted downward to $1.25 pursuant to the terms of the Convertible Note and is subject to adjustment pursuant to dilutive protection terms included in the Convertible Note. The principal amount of the Convertible Note did not change and includes: the initial principal amount of the Original Note of $3,500,000, (ii) the additional $595,000 in principal added pursuant to the 1st Amendment, (iii) $192,111 in accrued interest at the rate of 8% from December 6, 2022 through August 13, 2023 on the original principal amount of $3,500,000, (iv) $152,880 in accrued interest at the rate of 8% from August 14, 2023 through February 8, 2024 on the original principal amount of $4,095,000, and (iv) an additional principal amount of $409,500. The Convertible Note accrues interest at 12% per annum versus 8% on the Note Payable Purchase Agreement. The interest rate increased to the lesser of 18% per annum or the maximum rate permitted under applicable law upon an Event of Default as defined under the Convertible Note. Commencing April 1, 2024, and on the first business day of each calendar month thereafter, the Company shall pay $484,949, plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the Maturity Date.

On February 16, 2024, the Company received a notification from the Investor to convert $100,000 into 79,828 shares of common stock at an exercise price of $1.2527, reducing the principal balance to $4,749,491.

During the three months ended March 31, 2024, the Company recorded approximately $106,000 of interest expense related to the Note Payable Purchase Agreement and Convertible Note in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, there is $69,659 of accrued interest including in accrued expenses and the total principal outstanding is $4,749,491.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 5 – Promissory Note and Exchange Agreement- Continued

As of March 31, 2024, scheduled principal payments due under the Third Amended Note are as follows:

Year Ending December 31,
2024	$3,779,593
2025	969,898
Total	$4,749,491

On March 6, 2024, the conversion price of the Convertible Debt was reduced from $1.25 to $0.60 pursuant to dilution protection provisions and due to the reduction in warrant exercise prices to $0.60 to induce exercise (see Note 7). The Company recognized interest expense in the amount of $3,488,851 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.92 years, risk free rate of 4.83%, volatility of 89.6%, and dividend rate of 0%.

Note 6 – Other Short-Term Loan

On January 24, 2024, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with an unrelated commercial lender (the “Buyer”) pursuant to which the Buyer purchased $1,512,000 (“Purchased Amount”) in future receipts of the Company at the discount price of $1,050,000, for net proceeds of $1,000,000 cash, net of $50,000 origination fee. At issuance, the Company recorded a debt discount of $512,000 which will be amortized over the life of the loan into interest expense. The Company is required to repay the Purchased Amount with weekly installments in the amount of $54,000 until the Purchased Amount has been satisfied. The Company may prepay the Purchased Amount within 30 calendar days by tendering the amount of $1,312,500.

In the event the Company is unable to make timely weekly payments due to a business slow down, or if the full Purchased Amount is never remitted due to bankruptcy or other cessation of operations in the ordinary course of business, and the Company has not breached the Future Receipts Agreement, it would not be an event of default. The Company would not owe anything to Buyer and would not be in breach of or default under this Future Receipts Agreement.

During the three months ended March 31, 2024, the Company recorded $164,572 of amortization related to the debt discount as interest expense. As of March 31, 2024, the total balance outstanding under the short-term loan is $1,026,000 and the unamortized debt discount is $347,428.

	Purchased Amount	Payments	Unamortized Debt Discount	Balance, Net of Discount
Current portion of other short-term loan liability	$1,512,000	$(486,000)	$(347,428)	$678,572
Total	$1,512,000	$(486,000)	$(347,428)	$678,572

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity

Capital Stock Issuances

Common Stock and Warrant Transaction

On March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors holding warrants issued to such Investors pursuant a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement. The Exercise Agreement provides that for those Investors who exercise their Existing Warrants they will receive a reduction in the Exercise Price to $0.60 per share of Common Stock. The shares of Common Stock issuable upon exercise of the Existing Warrants were registered pursuant to a registration statement on Form S-1 File No. 333-273332 and declared effective on July 27, 2023. The Company received up to $497,701 from the exercise of 829,500 warrants converted to 829,500 shares of common stock. The reduction in exercise price (“March 2024 Down Round Trigger”) triggered several anti-dilution protections embedded in outstanding Preferred Series F Convertible Stock and Common Stock Warrants (see below).

On February 16, 2024, the Company received a notification from an investor to convert $100,000 of principal outstanding on a Convertible Note (see Note 6) into 79,828 shares of common stock at a conversion price of $1.25.

Preferred Series F Convertible Stock

Purchase History

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

On March 9, 2023, the Company received an Investor Notice from Alpha to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”) convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Series F Preferred Stock, at an initial conversion price of $8.40, post slit per share and associated Common Stock warrant to purchase up to 357,136 shares of Common Stock, post split, at an initial exercise price of $8.40, post split (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant. This issuance triggered anti-dilution provisions embedded in Series F and Common Stock warrants outstanding (the “March 2023 Down Round Trigger”).

On March 6, 2024, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 829,394 shares of Common Stock at an initial conversion price of $1.2057 and warrants to purchase up to 829,394 shares of Common Stock at an initial exercise price of $1.2057 per share for an aggregate purchase price of $1,000,000. The conversion price and exercise price are subject to adjustment based on anti-dilution protection provisions in connection with subsequent equity issuances embedded in the Securities Purchase Agreement. The Warrants were immediately exercisable upon issuance and have a three-year term.

Conversions

For the three months ended March 31, 2024, Alpha converted 3,130 shares of Series F into 2,952,050 shares of Common Stock. As a result, for the same periods, the Company recorded $61,235 cumulative dividends, which are included in accrued expenses on the condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

As of March 31, 2024 and 2023, there are 3,945 and 7,865 Series F outstanding, respectively.

Down Round Triggers and Anti-dilution

The reduced warrant exercise price of $0.60 on March 6, 2024 (see above), the March 2024 Down Round Trigger, triggered anti-dilution protection provisions in connection with subsequent equity issuances embedded in the Series F and Common Stock warrants issued with the Series F. As a result, the Company recognized an aggregate deemed dividend of $5,249,704 which has been reflected in stockholders’ equity and increased the net loss available to common stockholders in the earning per share calculation as presented on the accompanying condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2024, the deemed dividend on the Series F Warrants of $147,030 represents the difference between fair value of the Series F Warrants under the original terms before the Down Round Trigger and the fair value of the Series F Warrants after the Down Round Trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 2-3 years, volatility of 196.80%, risk free rate of 4.55%, and dividend rate of 0%.

Deemed Dividends

During the three months ended March 31, 2024, the deemed dividend on the Series F of $5,249,704 represents the value of the incremental shares issuable upon conversion of the Series F into shares of common stock at the reduced conversion price and the market price of the common stock on the date the Down Round Trigger occurred.

During the three months ended March 31, 2023, as a result of issuing the additional 3,000 shares of Series F Convertible Preferred, the March 2023 Down Round Trigger, resulted in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $8.40 from $8.80. The March 2023 Down Round  Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F Preferred Stock of $38,226 and $217,750, respectively, or aggregate deemed dividend of $255,976, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

During the three months ended March 31, 2023, the deemed dividend on the Series F Warrants represents the difference between fair value of the Series F Warrants under the original terms before the March 2023 Down Round Trigger and the fair value of the Series F Warrants after March 2023 Down Round Trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 3 years, volatility of 196.8%, risk free rate of 4.46%, and dividend rate of 0%.

Stock-based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024 and 2023, the Company recorded $18,580 and $512,529 of stock based compensation, respectively.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the three months ended March 31, 2024, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were $0, compared to $43,345 for the same period during 2023.

Restricted Stock Units (“RSUs”)

For the three months ended March 31, 2024, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	152,703	$18.03
Granted	—	—
Canceled	(463)	9.34
Outstanding as of March 31, 2024	152,240	18.06
Vested as of March 31, 2024	143,427	18.56
Unvested as of March 31, 2024	8,813	$9.89

For the three months ended March 31, 2024, no RSUs were awarded.

As of March 31, 2024, the Company had approximately $25,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately eight months.

For the three months ended March 31, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	51,484	$46.22
Granted	32,489	8.40
Canceled	(2,861)	36.16
Outstanding as of March 31, 2023	81,112	31.43
Vested as of March 31, 2023	56,151	32.20
Unvested as of March 31, 2023	24,961	$29.70

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Issuance of RSUs to Current Officers and Directors of the Company

For the three months ended March 31, 2024, the Company assigned 100,000 RSUs equal to $74,000 to the four non-executive directors as quarterly board compensation, which were granted on April 1, 2024, and vested immediately.

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

Stock Options

For the three months ended March 31, 2024, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	125,264	$40.61	$22.04	23.80	$45,880
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(60,181)	41.09	22.51	—	—
Outstanding as of March 31, 2024	65,083	$40.19	$21.63	2.36	$—
Exercisable as of March 31, 2024	58,848	$43.68	$23.56	2.19	$—

As of March 31, 2024, the Company had approximately $21,000 of total unrecognized compensation cost related to stock options, which will be amortized through June 30, 2025.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of March 31, 2024 (for outstanding options), less the applicable exercise price.

For the three months ended March 31, 2024 and 2023, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

	March 31,
	2024	2023
Stock price	$—	$9.00
Dividend yield	—%	—%
Expected life (years)	—	3.02
Expected volatility	—%	65.78%
Risk-free interest rate	—%	3.81%

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Issuances of Options to Officers and Directors

For the three months ended March 31 2024, no options were granted during this period.

On March 31, 2023, the Company issued to directors and officers options to purchase 7,500 shares of Common Stock at an exercise price of $9.00 per share, which vest over a period of two years from the date of grant, and expire on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350.

For the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $42 based upon the fair value market price of $4.20.

Cancellations of Options

For the three months ended March 31, 2024 and 2023, as a result of employee terminations and options expirations, stock options aggregating 60,181 and 1,034 with fair market values of $1,292,459 and $88,899 were canceled, respectively.

Note 8 – Leases

Operating Leases

For the three months ended March 31, 2024 and 2023, operating lease expense payments were $245,050 and $261,480, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, balance sheet information related to the Company’s operating leases is as follows:

Balance Sheet Location	March 31, 2024	December 31, 2023
Right-of-use-assets	$3,112,824	$3,525,406
Current portion of lease liabilities	$873,344	$901,925
Long-term portion lease liabilities	$2,336,393	$2,721,743

As of March 31, 2024, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024 (rest of year)	$780,132
2025	1,046,064
2026	824,241
2027	738,617
2028	184,653
Total future minimum lease payments, undiscounted	3,573,707
Less: Amount representing interest	(363,970)
Present value of future minimum lease payments	$3,209,737
Present value of future minimum lease payments – current	$873,344
Present value of future minimum lease payments – long-term	$2,336,393

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 8 – Leases-Continued

As of March 31, 2024 and December 31, 2023, the weighted-average lease-term and discount rate of the Company’s leases are as follows:

Other Information	March 31, 2024	December 31, 2023
Weighted-average remaining lease terms (in years)	3.7	3.9
Weighted-average discount rate	6.1%	6.1%

For the three months ended March 31, 2024 and 2023, supplemental cash flow information related to leases is as follows:

	For the Three Months
	Ended March 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$266,401	$261,222

Note 9 – Warrants

Warrants Issued

On March 6, 2024, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 829,394 shares of Common Stock at an initial conversion price of $1.2057 and warrants to purchase up to 829,394 shares of Common Stock (the “Warrants”) an initial exercise price of $1.2057 per share for an aggregate purchase price of $1,000,000. The Warrants will be immediately exercisable upon issuance and have a three-year term. Both the Series F and Warrants include anti-dilution protection provisions in connection with subsequent equity issuances.

On March 6, 2024 the down round provisions were triggered due to reduction in the exercise price on certain outstanding warrants to induce exercise, resulting in a reduction in the conversion price and exercise price to $0.60 (see Note 7 and below).

The Company entered into an Engagement Letter, dated March 6, 2024, with Dawson pursuant to which Dawson agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis, in connection with the placement of the March Preferred Shares and associated March Warrants.

Pursuant to the Engagement Letter, the Company issued to Dawson the Dawson Warrants to purchase up to 136,861 shares of Common Stock at an initial exercise price of $1.51 per share, equal to 10% of the total number of March Warrants sold in the March Private Placement (exclusive of the March Warrants sold to Alpha). Subsequent to the issuance of the Dawson Warrants, on April 12, 2024, Dawson assigned 125,000 of the Dawson Warrants to certain of the Selling Shareholders. The Dawson Warrants have the same terms as the March Warrants except that the Dawson Warrants have a five (5) year term and do not include any anti-dilution protection provisions in connection with a subsequent equity issuance, or otherwise.

On March 9, 2023, the Company received an Investor Notice from Alpha (described above in Note 7) resulting in the issuance of a Common Stock warrant to purchase up to 357,136 shares of Common Stock, post split at the exercise price of $8.40 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred along with the associated Additional Warrant. On June 5, 2023, upon entering the Purchase Agreement a Down Round was triggered reducing the exercise price of the Additional Warrant to $5.00.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 9 – Warrants- Continued

Warrants Exercised

On March 6, 2024, the Company entered into a warrant exercise agreement (the “Exercise Agreement”) with several institutional investors (“Investors”) holding warrants issued to such Investors pursuant a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement (the “Existing Warrants”). The Exercise Agreement provides that for those Investors who exercise their Existing Warrants for the amount of 829,500 they will receive a reduction in the Exercise Price (as defined in the Existing Warrants) to $0.60 per share of Common Stock. The shares of Common Stock issuable upon exercise of the Existing Warrants were registered pursuant to a registration statement on Form S-1 and declared effective on July 27, 2023. The Company received $497,701 from the exercise of the Existing Warrants. This reduction in exercise price triggered down round provisions embedded in the outstanding Series F and Common Stock warrants issue with Series F resulting in the recognition of a deemed dividend (see Note 7).

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,056,452	0.60	*	—
Issued – March 2023	357,136	$0.60	*	—
Issued – June 2023	1,254,000	7.60		—
Issued – November 2023	815,958	2.49		—
Exercised	(250,000)	—		—
Outstanding as of December 31, 2023	3,233,546	$5.38		—
Exercised	(829,500)	0.60	*	—
Issued – March 6, 2024	829,394	0.60		—
Issued – March 7, 2024	136,861	1.51		—
Outstanding as of March 31, 2024	3,370,301	2.13		4.06
Exercisable as of March 31, 2024	3,370,301	2.13		4.06

*	Reflects the exercise price after the March 2024 Down Round Trigger events on March 6, 2024 as described above.

As of March 31, 2024, the intrinsic value of the warrants was nil.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 10 – Commitments and Contingencies

Existing Employment and Board Agreements

The Company has various employment agreements with certain of its executive officers and directors that serve as Board members, which it considers normal and in the ordinary course of business.

The Company has no other formal employment agreements with our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of our named executive officers, from a change in control, or from a change in any executive officer’s responsibilities following a change in control. However, it is possible that the Company will enter into formal employment agreements with its executive officers in the future.

On March 6, 2024, AgEagle Aerial Systems Inc. entered into a letter agreement with Dawson James Securities, Inc. (“Dawson”) pursuant to which Dawson has agreed to serve, on an exclusive basis for a period of four months, as the sole placement agent for the Company, in connection with the offering of equity securities and equity-linked securities of the Company, including any restructuring, exercise and/or conversion solicitation and/or renegotiating the terms of any warrants to purchase shares of common stock, par value $0.001 per share and the solicitation of exercise of any additional investment right with respect to Securities of the Company.

Pursuant to the Engagement Agreement, the Company will pay a cash fee equal to $68,862 and issue to Dawson warrants to purchase such number of shares of Common Stock, equal to 10% of the aggregate number of shares of Common Stock issued or issuable in the Offerings. These Placement Agent Warrants will have the same terms as any warrants included in any Offering except that such Placement Agent Warrants will have a five (5) year term, an exercise price equal to 125% of the offering price per share and will not include any anti-dilution protection provisions in connection with a subsequent equity issuance, or otherwise.

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of March 31, 2024, the Company had purchase commitments of $2,674,113. These purchase commitments are expected to be realized during the year ending December 31, 2024.

Note 11 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right- of-use assets and other assets.

As of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, respectively, information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of March 31, 2024
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,332,319	$7,275,368	$14,485,717	$127,703	$23,221,107

As of December 31, 2023
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,148,638	$8,666,641	$15,260,263	$80,359	$25,155,901

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 11 – Segment Information-Continued

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2024
Revenues	$—	$1,146,612	$2,633,540	$114,295	$3,894,447
Cost of sales	—	687,231	1,189,328	63,466	1,940,025
Income (loss) from operations	(885,584)	(1,979,760)	892,495	(421,039)	(2,393,888)
Other income (expense), net	(3,961,908)	54,197	(13,988)	—	(3,921,699)
Net income (loss)	$(4,847,492)	$(1,925,563)	$878,507	$(421,039)	$(6,315,587)

Three Months Ended March 31, 2023
Revenues	$—	$1,966,442	$1,970,195	$120,432	$4,057,069
Cost of sales	—	837,725	1,005,432	235,280	2,078,437
Income (loss) from operations	(1,535,560)	(2,032,806)	237,654	(830,396)	(4,161,108)
Other income (expense), net	(257,201)	(181,190)	—	—	(438,391)
Net income (loss)	$(1,792,761)	$(2,213,996)	$237,654	$(830,396)	$(4,599,499)

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2024
North America	$575,143	$799,551	$106,745	$1,481,439
Latin America	225,834	126,438	5,185	357,457
Europe, Middle East and Africa	331,443	1,360,879	247	1,692,569
Asia Pacific	14,192	321,279	1,870	337,341
Other	—	25,393	248	25,641
	$1,146,612	$2,633,540	$114,295	$3,894,447

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2023
North America	$599,491	$450,552	$120,432	$1,170,475
Latin America	572,006	93,081	—	665,087
Europe, Middle East and Africa	738,956	956,172	—	1,695,128
Asia Pacific	55,989	451,408	—	507,397
Other	—	18,982	—	18,982
	$1,966,442	$1,970,195	$120,432	$4,057,069

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 12 – Subsequent Events

During the period from April 1, 2024, through May 15, 2024, Alpha had converted 835 shares of Series F into 1,391,667 shares of Common Stock.

Series F Convertible Preferred Stock Securities Purchase Agreement

On April 12, 2024, the Company received an Investor Notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,418,919 shares of Common Stock, in the aggregate, at a conversion price of $0.74 and warrants to purchase up to 1,418,919 shares of Common Stock at an exercise price of $0.74 per share (based on the VWAPs of the Company’s common stock for April 9, 2024, April 10, 2024, and April 11,2024) for an aggregate purchase price of $1,050,000 (the “Purchase Price”). The Warrants will be immediately exercisable upon issuance and have a three-year term.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective as of April 15, 2024, Mr. Grant Begley ceased to serve as the Interim Chief Executive Officer of the Company, and the Company and William (“Bill”) Irby entered into an Executive Employment Agreement (the “Employment Agreement”) setting forth the terms of Bill Irby’s appointment as Chief Executive Officer and Director of the Company effective as of April 15, 2024. As previously announced, Bill Irby had served as President of the Company, since February 12, 2024. Mr. Begley continues as Chairman of the Board of the Company.

Pursuant to the Employment Agreement, Bill Irby will receive an annual base salary of $375,000 per year, subject to annual performance reviews by the Compensation Committee of the Board of Directors (the “Compensation Committee”). In accordance with the 2017 Omnibus Equity Incentive Plan and any related RSU award agreement, and as approved by the Compensation Committee, Mr. Irby will be eligible to receive a sign on bonus of restricted stock units (“RSUs”) with a fair value of up to $60,000 and a sign on performance bonus of RSUs with a fair value of up to $300,000. In addition, Mr. Irby is entitled to receive an annual performance bonus, which will be determined each year by the Compensation Committee. Pursuant to the Employment Agreement, Mr. Irby is also provided with severance benefits in the event of termination without cause.

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle”, “Company”, “We”, “Our”, “Us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what we believe is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when we acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 200 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, we succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level for a wider variety of markets, including defense and security.

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

We are focused on growing our business, generating cash, and preserve our leadership position by developing new drones, sensors and embedded software and capturing a significant share of the global drone market. In addition, we expect to accelerate our growth and expansion through product development and strategic acquisitions of companies that offer distinct technological and competitive advantages and have defensible high value IP protection in place, if applicable.

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, multi-spectral sensors, industry influence, and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on adding stability and discipline to our operations, and capturing larger market share of the agriculture, defense, security, and civil/commercial markets. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

●	Curiosity – this pushes us to find value where others aren’t looking. It inspires us to see around corners for our customers, understanding the problems they currently face or will be facing in the future, and delivering them solutions best suited for their unique needs.

●	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

●	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Shift priority to a Laser-like focus on the higher volume defense & security market. Despite predictions of rapid growth in the commercial space, drone surveillance action in the defense and security world has outpaced commercial application in volume and overall growth. The current world situation further emphasizes the need for our products, and the validity of the defense market. AgEagle will focus on defense growth initiatives while continuing to execute, grow, and maximize our position in precision agriculture and other civil and commercial markets.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in innovation, not only in our products, but also in innovative business models and operational methods

●	Foster our entrepreneurial culture on a bedrock of trust and integrity, continuing to attract, develop and retain highly skilled personnel. The AgEagle culture encourages innovation and entrepreneurialism, which helps attract and retain highly skilled professionals. In addition, AgEagle is dedicated to integrity and transparency in its business, external, and internal relationships.

●	Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity, and it’s cost, against our mission and strategic priorities, as well as near and mid-term expected returns. This process helps us make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy.

●	Growth through acquisition. Through successful identification of high-value acquisition targets, we plan to acquire technologically advanced companies and intellectual property across an array of airborne platforms, focused robotic technologies, and a variety of artificial intelligence-enabled robotics and supporting technologies that complement and strengthen our value proposition.

Competitive Strengths

We believe that the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering, in-house manufacturing, assembly and testing capabilities, and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

●	We leverage maximum use of commercial technology: At AgEagle, we excel in designing and manufacturing small UAS, along with sensors and software tailored for UAS applications, providing versatile solutions like our latest product the eBee VISION UAS. This integration of commercial technology with dual-use capabilities enables our customers to effectively address a diverse range of operational challenges.

●	Our design, production, and support are user-centric: Our commitment to incorporating user feedback into our product development process is paramount. By collaborating closely with our end-users, we ensure that our product lines align with their specific needs and requirements. Through our expertise in drone and sensor design and our close connection with our end-users, they benefit from cutting-edge technologies that meets their demands across military, first responder, agriculture and surveyor sectors while leveraging the advantages of commercial innovation.

●	We offer market-tested drones, sensors and system software that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning military/defense, surveying and mapping; engineering and construction; mining, quarries and aggregates; agriculture; humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

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

●	In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions. This system is packaged for mobile/tactical users, with highly automated command and control software that proves compatible and is in full compliance with the U.S. DoD Robotic and Autonomous System-Air Interoperability Profile (“RAS-A IOP”). Beginning 2023, three branches of the European military have received eBee VISION drones. In collaboration with these initial end users, we’ve meticulously designed the eBee VISION User Interface to ensure optimal usability and compatibility with commercial, professional, and NATO standards. This unique interface, when paired with the eBee VISION Ground Control Station, offers highly automated flight modes and precise telemetry to operators, enhancing overall operational efficiency and effectiveness.

●	Our eBee TAC™ UAS is available for purchase for all military branches of US – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide, positively impacting our financial performance in the years ahead. In addition to being available for purchase under our own GSA Schedule Contract, the eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”).

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

In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications. On September 6, 2023, the Company announced that commercial production of the eBee VISION had commenced and orders for the systems are being accepted since then.

In early October 2023, the eBee X series of drones were designated with the C6 class identification label in accordance with European Union regulations. As of January 1, 2024, drone operators of C6-labeled eBees will be able to conduct BVLOS operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kg, all without the requirement for formal permissions or regulatory waivers. Currently, only eBee drones possess both the C2 and C6 marking, affirming their status as the safest choice for flying over people and conducting BVLOS operations. As of January 1, 2024, drone operators of C6-labeled eBees will be able to conduct BVLOS operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kg, all without the requirement for formal permissions or regulatory waivers. Currently, only eBee drones possess both the C2 and C6 marking, affirming their status as the safest choice for flying over people and conducting BVLOS operations.

In March of 2024, we were selected to provide 50 RedEdge-P cameras for use by Greece’s Hellenic Republic Ministry of Rural Development. These will be used for optimum monitoring of agricultural activity such as soil analysis, irrigation, crop quality/maturity, and vegetation indices, all critical to maximizing the output of agricultural products. This award serves as a continued validation of our product in a world focusing more and more on optimizing output for a rapidly growing population. Investment in our sensor product line continues, with focus on optimizing performance through introduction of new hardware and processing algorithms.

●	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, were the first on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

●	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA. Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

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

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023

Revenues

For the three months ended March 31, 2024, revenues were $3,894,447 as compared to $4,057,069 for the three months ended March 31, 2023, a decrease of $162,622, or 4.0%. The decrease of $162,622 was attributable to an increase of $663,345 revenues derived from our sensor sales, specifically the RedEdge and Altum™ panchromatic series. Offsetting these increases was a decline in revenues of eBee drone products by $819,830 and $6,137 of our SaaS subscription services related to the HempOverview and Ground Control platforms. Our continued innovation has demonstrated growth in our sales leading to strong demand of our products, specifically for our panchromatic sensor series. For the drones, the declines are attributed to customer’s postponing drone purchases until the new eBee VISION was released in September 2023. After release in late 2023, certain VARS and military contracts have a longer purchase cycle which has continued to impact the first quarter of 2024.

Cost of Sales and Gross Profit

For the three months ended March 31, 2024, cost of sales was $1,940,025 as compared to $2,078,437 for the three months ended March 31, 2023, a decrease of $138,412, or 6.7%. For the three months ended March 31, 2024, gross profit was $1,954,422 as compared to $1,978,632 for the three months ended March 31, 2023, a decrease of $24,210, or 1.2%. The primary factors contributing to the decrease in our cost of sales and the gross profit margin were due to the decline in revenues from our sensor and our drone products along with significant price reduction in prior year to stimulate market demand and bring us in line specifically with competitive products manufactured in China and clearing out inventory to make way for the launch of the eBee VISION. In addition, our sensor sales continue to experience supply chain pressure, because of increases in raw components, labor costs and lack of process automation.

Operating Expenses

For the three months ended March 31, 2024, operating expenses were $4,348,310, as compared to $6,139,740 for the three months ended March 31, 2023, a decrease of $1,791,430, or 29.2%. Operating expenses comprise general and administrative, sales and marketing, and research and development.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expenses were $2,682,658 as compared to $3,579,522 for the three months ended March 31, 2023, a decrease of $896,864 or 25.1%. The decrease was primarily related to less stock compensation expense related to terminated employees, and the reduced stock price, offset by legal fees.

Research and Development

For the three months ended March 31, 2024, research and development expenses were $1,130,229 as compared to $1,582,343 for the three months ended March 31, 2023, a decrease of $452,114, or 28.6%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended March 31, 2024, sales and marketing expenses were $535,423 as compared to $977,875 for the three months ended March 31, 2023, a decrease of $442,452, or 45.2%. The decrease was primarily due to the decrease in travel, integration of sales and marketing teams that lead to a reduction of consulting expenses along with decrease in digital advertising spend as we look to attend in-person trade shows.

Other Expense, net

For the three months ended March 31, 2024, other expense, net was $3,921,699 as compared to $438,391 for the three months ended March 31, 2023. Due to anti-dilution price protections embedded in the convertible note that were triggered during the three months ended March 31, 2024, we recognized interest expense of $3,785,344 for the incremental value of the convertible note conversion feature being reduced from its original conversion price of $1.25 to $0.60.

Net Loss

For the three months ended March 31, 2024, we incurred a net loss of $6,315,587 as compared to a net loss of $4,599,499 for the three months ended March 31, 2023, an increase of $1,716,088, or 37.3%. The increase of the loss is related to reduced sales, less operating expenses of $1,791,430 offset by other expenses of $3,488,851 related to the conversion price of the promissory note recorded in other interest.

Cash Flows

Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

As of March 31, 2024, cash on hand was $822,921, as compared to $819,024 as of December 31, 2023, a increase of $3,897, or 0.5%.

For the three months ended March 31, 2024, cash used in operations was $1,553,093  a decrease of $2,636,835 or 62.9%, as compared to cash used of $4,189,928 for the three months ended March 31, 2023. The decrease in cash used in operating activities was principally driven by the lower operating expenses which included significantly lower inventory purchases and prepayments offset by higher accounts receivables, account payables and accrued expenses.

For the three months ended March 31, 2024, cash used in investing activities was $43,081, a decrease of $211,110, or 83.1%, as compared to cash used of $254,191 for the three months ended March 31, 2023. The decrease is related to the capitalization of the internal software during 2023 which not continued in 2024.

For the three months ended March 31, 2024, cash provided by financing activities was $1,641,894 a decrease of $1,313,508 or 44.4%, as compared to cash provided of $2,955,402 for the three months ended March 31, 2023. The decrease in cash provided by our financing activities was due to less sales of our Common stock through an at-the-market (“ATM”) offering and exercise of warrants in the prior year offset by the sale of Series F Preferred stock.

Liquidity and Capital Resources

As of March 31, 2024, we had a working capital deficit of $1,965,996. For the three months ended March 31, 2024, we incurred a loss from operations of $2,393,888, a decrease of $1,767,220, or 42.5%, as compared to $4,161,108 for the three months ended March 31, 2023. While we have historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable us to continue our growth is not guaranteed. We will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about our ability to continue as a going concern. We are evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

Off-Balance Sheet Arrangements

On March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the three months ended March 31, 2024, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components, parts and labor needed to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect inflation and its effects to continue to have a significant negative impact on our business.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 and concluded that the Company’s disclosure controls and procedures are not effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness over a Complex Debt Transaction

During the preparation of our interim condensed consolidated financial statements for the period ended March 31, 2024, we identified a material weakness in our internal controls related to the accounting for a complex debt transaction. Specifically, the controls related to accounting for the modification of the convertible debt agreement.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: May 15, 2024	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: May 15, 2024	By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	May 15, 2024
William Irby	(Principal Executive Officer)

/s/ Mark DiSiena	Chief Financial Officer	May 15, 2024
Mark DiSiena	(Principal Financial and Accounting Officer)

