Form 10-Q
period 2024-06-30
AgEagle Aerial Systems Inc.
filed 2024-08-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 14,991,621 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$977,208	$819,024
Accounts receivable, net	1,538,941	2,057,546
Inventories, net	6,382,209	6,936,980
Prepaid and other current assets	452,762	548,561
Note receivable	—	185,000
Total current assets	9,351,120	10,547,111

Property and equipment, net	597,382	799,892
Right-of-use assets	2,916,300	3,525,406
Intangible assets, net	2,312,333	2,615,281
Goodwill	7,402,644	7,402,644
Other assets	251,057	265,567
Total assets	$22,830,836	$25,155,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,145,128	$3,062,794
Accrued liabilities	1,663,941	1,944,352
Convertible note	4,264,541	4,504,500
Other short-term loan	1,122,000	—
Contract liabilities	779,993	226,316
Current portion of lease liabilities	892,172	901,925
Current portion of COVID loan	293,158	391,545
Total current liabilities	12,160,933	11,031,432

Long-term portion of lease liabilities	2,119,690	2,721,743
Long-term portion of COVID loan	321,014	489,037
Defined benefit plan obligation	154,725	216,133
Total liabilities	14,756,362	14,458,345

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 4,295 shares issued and outstanding as of June 30, 2024, and 6,075 shares issued and outstanding as of December 31, 2023	4	6
Common Stock, $0.001 par value, 250,000,000 shares authorized, 13,838,705 and 7,026,297 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13,840	7,026
Additional paid-in capital	188,192,663	176,167,312
Accumulated deficit	(180,085,841)	(165,583,091)
Accumulated other comprehensive (loss) income	(46,192)	106,303
Total stockholders’ equity	8,074,474	10,697,556
Total liabilities and stockholders’ equity	$22,830,836	$25,155,901

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$3,392,538	$3,278,212	$7,286,985	$7,335,281
Cost of sales	1,837,963	2,246,678	3,777,988	4,325,115
Gross Profit	1,554,575	1,031,534	3,508,997	3,010,166

Operating expenses:
General and administrative	2,359,105	3,498,761	5,041,763	7,078,283
Research and development	1,082,007	1,369,479	2,212,236	2,951,822
Sales and marketing	653,931	955,845	1,189,354	1,933,720
Lease impairment charge	—	79,287	—	79,287
Total operating expenses	4,095,043	5,903,372	8,443,353	12,043,112
Loss from operations	(2,540,468)	(4,871,838)	(4,934,356)	(9,032,946)

Other income (expense):
Interest expense, net	(349,107)	(289,604)	(4,134,451)	(595,101)
Loss on disposal of fixed assets	—	—	(13,988)	—
Other income (expense), net	(40,133)	(129,141)	(162,500)	(262,035)
Total other expense, net	(389,240)	(418,745)	(4,310,939)	(857,136)
Net loss before provision for income taxes	(2,929,708)	(5,290,583)	(9,245,295)	(9,890,082)
Provision for income taxes	—	—	—	—
Net loss attributable to common stockholders	$(2,929,708)	$(5,290,583)	$(9,245,295)	$(9,890,082)

Net loss per common share - basic and diluted	$(0.24)	$(1.10)	$(0.90)	$(2.13)

Weighted average number of shares outstanding during the period – Basic and Diluted	12,386,396	4,810,897	10,289,418	4,646,127

Comprehensive income (loss):
Net loss attributable to common stockholders	$(2,929,708)	$(5,290,583)	$(9,245,295)	$(9,890,082)
Amortization of unrecognized periodic pension costs	—	699	—	44,044
Foreign currency cumulative translation adjustment	11,158	72,525	(152,495)	123,784
Total comprehensive loss, net of tax	(2,918,550)	(5,217,359)	(9,397,790)	(9,722,254)
Accrued dividends on Series F Preferred Stock	(49,748)	(54,234)	(110,983)	(121,156)
Deemed dividends on Series F Preferred Stock	(7,751)	(4,654,918)	(5,257,455)	(4,910,894)
Total comprehensive loss available to common stockholder	$(2,976,049)	$(9,926,511)	$(14,766,228)	$(14,754,304)

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2024	3,945	$4	10,891,427	$10,892	$186,247,756	$(57,350)	$(177,148,382)	$9,052,920
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	2,100	2	—	—	2,074,998	—	—	2,075,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(1,750)	(2)	2,916,667	2,917	(2,915)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(49,748)	—	—	(49,748)
Stock-based compensation expense	—	—	—	—	28,535	—	—	28,535
Issuance of Restricted Common Stock	—	—	30,611	31	(31)	—	—	—
Deemed dividend on Series F Preferred Stock	—	—	—	—	7,751	—	(7,751)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(113,683)	—	—	(113,683)
Foreign currency cumulative translation adjustment	—	—	—	—	—	11,158	—	11,158
Net loss	—	—	—	—	—	—	(2,929,708)	(2,929,708)
Balance as of June 30, 2024	4,295	$4	13,838,705	$13,840	$188,192,663	$(46,192)	$(180,085,841)	$8,074,474

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(133,493,864)	(133,495)	133,495	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	3,100	3	—	—	3,024,997	—	—	3,025,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(4,880)	(5)	5,868,717	5,869	(5,864)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	79,828	80	99,920	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(110,983)	—	—	(110,983)
Exercise of warrants issued with Series F	—	—	829,500	830	496,871	—	—	497,701
Stock-based compensation expense	—	—	—	—	47,115	—	—	47,115
Issuance of Restricted Common Stock	—	—	34,361	35	(35)	—	—	—
Conversion Price of Promissory Note on Exchange Agreement	—	—	—	—	3,488,851	—	—	3,488,851
Deemed dividend on Series F Preferred Stock	—	—	—	—	5,257,455	—	(5,257,455)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(272,976)	—	—	(272,976)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(152,495)	—	(152,495)
Net loss	—	—	—	—	—	—	(9,245,295)	(9,245,295)
Balance as of June 30, 2024	4,295	$4	13,838,705	$13,840	$188,192,663	$(46,192)	$(180,085,841)	$8,074,474

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2023	7,865	$8	90,771,375	$90,772	$158,378,640	$104,687	$(116,408,919)	$42,165,188
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(86,232,806)	(86,233)	86,233	—	—	—
Sales of common stock, net of issuance costs	—	—	836,000	836	3,816,564	—	—	3,817,400
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(840)	(1)	100,000	100	(99)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(54,234)	—	—	(54,234)
Deemed dividend on Series F Preferred Stock and warrant	—	—	—	—	4,654,918	—	(4,654,918)	—
Stock-based compensation expense	—	—	—	—	469,835	—	—	469,835
Amortization of unrecognized periodic pension costs	—	—	—	—	—	699	—	699
Foreign currency cumulative translation adjustment	—	—	—	—	—	72,525	—	72,525
Net loss	—	—	—	—	—	—	(5,290,583)	(5,290,583)
Balance as of June 30, 2023	7,025	$7	5,474,569	$5,475	$167,351,857	$177,911	$(126,354,420)	$41,180,830

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(84,043,282)	(84,043)	84,043	—	—	—
Sales of common stock, net of issuance costs	—	—	836,000	836	3,816,564	—	—	3,817,400
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	3,000	3	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(1,838)	(2)	215,238	215	(213)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(121,156)	—	—	(121,156)
Deemed dividend on Series F Preferred Stock and warrant	—	—	—	—	4,910,894	—	(4,910,894)	—
Stock-based compensation expense	—	—	—	—	982,365	—	—	982,365
Amortization of unrecognized periodic pension costs	—	—	—	—	—	44,044	—	44,044
Foreign currency cumulative translation adjustment	—	—	—	—	—	123,784	—	123,784
Net loss	—	—	—	—	—	—	(9,890,082)	(9,890,082)
Balance as of June 30, 2023	7,025	$7	5,474,569	$5,475	$167,351,857	$177,911	$(126,354,420)	$41,180,830

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,245,295)	$(9,890,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,115	982,365
Depreciation and amortization	547,314	2,014,256
Loss on disposal of fixed assets	13,988	—
Interest added to convertible note payable	344,991	—
Interest expense for reduction in convertible note conversion price	3,488,851	—
Defined benefit plan obligation and other	(48,377)	(197,649)
Amortization of debt discount	384,000	337,770
Lease impairment charge	—	79,287
Changes in assets and liabilities:
Accounts receivable, net	487,262	132,005
Inventories, net	347,817	259,406
Prepaid expenses and other assets	180,109	174,320
Accounts payable	69,795	(365,772)
Accrued expenses and other liabilities	509,327	(54,136)
Contract liabilities	(295,327)	(60,191)
Other	185,000	(194,899)
Net cash used in operating activities	(2,983,430)	(6,783,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(34,692)	(48,107)
Capitalization of platform development costs	—	(232,441)
Capitalization of internal use software costs	(58,303)	(143,796)
Net cash used in investing activities	(92,995)	(424,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of issuance costs	—	3,817,400
Sale of preferred stock, Series F Convertible	3,025,000	3,000,000
Repayments on COVID loans	(213,517)	(40,927)
Payment to convertible note	(484,950)	—
Conversion of warrants issued with Series F shares	497,701	—
Other short-term loan, net of payment	738,000	—
Issuance costs for sale of preferred stock	(272,976)	—
Net cash provided by financing activities	3,289,258	6,776,473

Effects of foreign exchange rates on cash flows	(54,649)	283,781

Net change in cash	158,184	(147,410)
Cash at beginning of period	819,024	4,349,837
Cash at end of period	$977,208	$4,202,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$468,141	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock, Series F Convertible to Common Stock	$5,869	$215
Dividends on Series F Preferred Stock	$110,983	$121,155
Deemed dividend on Series F Preferred stock and warrant	$5,257,455	$4,910,894

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in United State of America (“US GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024. The results for the three and six-month periods ended June 30, 2024 and 2023, are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation-Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the six months ended June 30, 2024, the Company incurred a net loss of $9,245,295 and used cash in operating activities of $2,983,430 As of June 30, 2024, the Company has a working capital deficit of $2,809,813 and an accumulated deficit of $180,085,841. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital is not guaranteed. There is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of intangible assets, and valuation of goodwill.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

For short-term classes of our financial instruments, which include cash, accounts receivable, prepaid expenses, notes receivable, accounts payable and accrued expenses, their carrying amounts approximate fair value due to their short-term nature. The outstanding loan related to the COVID Loans is carried at face value, which approximates fair value. As of June 30, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis.

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

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of June 30, 2024 and December 31, 2023, the Company had an accounts receivable balance of $1,538,941 and $2,057,546, respectively. In addition, as of June 30, 2024, the Company had not incurred additional allowance for credit losses, and has collected on older accounts receivable previously reserved, compared to December 31, 2023, balance of $158,689. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company estimates an allowance for credit losses based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

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

Our net accounts receivable represents amounts billed and due from customers. Based on historical perspective, nearly all of our accounts receivable on June 30, 2024 would be collected in calendar year 2024 because the majority of our accounts receivable are due from value added resellers (“VARs”) and sovereign governments, including the U.S. Department of Defense. However, under the new guidance, the Company has elected to recognize credit losses based on our collection history and our customers payment terms.

Revenue Recognition – The Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. The Company utilized ASC Topic 606 and its related amendments, Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed. As of June 30, 2024 and December 31, 2023, contract liabilities represent amounts of $779,993 and $226,316, respectively.

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

As of June 30, 2024 and December 31 2023, capitalized software costs for internal-use software related to the Company’s implementation of its enterprise resource planning (“ERP”) software, totaled $454,160 and $582,148, respectively, net of accumulated amortization and are included in intangible assets, net on the condensed consolidated balance sheets.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

As of June 30, 2024 and December 31, 2023, the goodwill balance was $7,402,644. The Company tests its goodwill for impairment, at least annually, unless events or changes in circumstances indicate the carrying value of goodwill may be impaired, the Company may look to perform such test sooner versus on an annual basis. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in the Company’s market capitalization, decline in operating performance indicators, competition, or a reorganization of our business. The Company’s goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which the Company test goodwill for impairment requires it to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available and segment management regularly reviews the operating results which is referred to as a reporting unit.

As of June 30, 2024 and December 31, 2023, our intangible assets balance was $2,312,333 and $2,615,281, respectively. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from five to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings.

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

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of sales in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2024 and 2023, shipping costs totaled $69,722 and $57,545, respectively, and for the six months ended $160,271 and $122,481, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred and presented in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2024 and 2023, advertising costs were $5,024 and $27,729, respectively; and for the six month ended were $6,077 and $68,418, respectively.

Loss Per Common Share and Potentially Dilutive Securities – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus Common Stock, par value $0.001 (“Common Stock”) equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three and six months ended June 30, 2024 and 2023, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”) and options to purchase Common Stock from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of June 30, 2024, the Company had 27,380 unvested RSUs, 6,422,190 warrants and 3,250 options outstanding to purchase shares of Common Stock. As of December 31, 2023, the Company had 9,630 unvested RSUs, 3,233,546 warrants and 125,264 options outstanding to purchase shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

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

New Accounting Pronouncements – In March 2024, the Securities and Exchange Commission (“SEC”) has released a final rule that requires registrants to provide comprehensive climate-related disclosures in their annual reports and registration statements, including those for IPOs, beginning with annual reports for the year ending December 31, 2027, for smaller reporting companies (“SRC”). Registrants must disclose climate-related financial metrics and impacts on their financial estimates and assumptions in a footnote to the audited financial statements. The disclosures will also need to be addressed as part of management’s internal control over financial reporting (“ICFR”) and will be subject to the financial statement and ICFR audit (if applicable) of an independent registered public accounting firm. We are currently evaluating the impacts of the improvements to our disclosure.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 3 – Balance Sheets

Accounts Receivable, Net

As of June 30, 2024 and December 31, 2023, accounts receivable, net consist of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$1,538,941	$2,216,235
Less: Allowance for credit losses*	—	(158,689)
Accounts receivable, net	$1,538,941	$2,057,546

*	Allowance for credit losses - Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable on June 30, 2024 are expected to be collected in 2024.

Inventories, Net

As of June 30, 2024 and December 31, 2023, inventories, net consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$3,907,935	$4,648,966
Work in process	1,116,384	903,217
Finished goods	1,732,647	1,806,239
Gross inventories	6,756,966	7,358,422
Less: Provision for obsolescence	(374,757)	(421,442)
Inventories, net	$6,382,209	$6,936,980

Prepaid and Other Current Assets

As of June 30, 2024 and December 31, 2023, prepaid and other current assets consist of the following:

	June 30, 2024	December 31, 2023
Prepaid inventories	$108,925	$12,738
Prepaid software licenses and annual fees	117,955	182,510
Prepaid rent	65,039	51,497
Prepaid insurance	55,827	166,210
Prepaid value-added tax charges	45,425	63,209
Prepaid other and other current assets	59,591	72,397
Prepaid and other current assets	$452,762	$548,561

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 3 – Balance Sheets-Continued

Property and Equipment, Net

As of June 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

	Estimated
Type	Useful Life (Years)	June 30, 2024	December 31, 2023
Leasehold improvements	3	$89,272	$136,382
Production tools and equipment	5	909,026	1,003,726
Computer and office equipment	3-5	357,891	407,747
Furniture	5	58,912	74,420
Drone equipment	3	130,163	170,109
Total Property and equipment		1,545,264	1,792,384
Less: Accumulated depreciation		(947,882)	(992,492)
Total: Property and equipment, net		$597,382	$799,892

During the three months ended June 30, 2024 and 2023, depreciation expense was $83,988 and $99,227 respectively, for the six months, depreciation expense was $186,063 and $199,924, respectively, which has been included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

Intangible Assets, net

As of June 30, 2024 and December 31, 2023, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2023	Additions	Amortization	Balance as of June 30, 2024
Intellectual property/technology	5-7	$606,354	$—	$(74,247)	$532,107
Customer base	3-10	999,774	—	(70,572)	929,202
Trade names and trademarks	5-10	427,005	—	(30,141)	396,864
Internal use software costs	3	582,148	58,303	(186,291)	454,160
Total intangibles assets, net		$2,615,281	$58,303	$(361,251)	$2,312,333

As of June 30, 2024, the weighted average remaining amortization period in years is 2.87 years. For the three and six months ended June 30, 2024 and 2023, amortization expense was $181,879 and $913,691, respectively and $361,251 and $1,814,332, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 3 – Balance Sheets-Continued

For the following years ending, the future amortization expense consists of the following:

	For the Years Ending December 31,
	(rest of year) 2024	2025	2026	2027	2028	Thereafter	Total
Intellectual property/technology	$74,248	$148,495	$148,495	$148,495	$12,374	$—	$532,107
Customer base	70,573	141,145	141,145	141,145	141,145	294,049	929,202
Trade names and trademarks	30,145	60,283	60,283	60,283	60,283	125,587	396,864
Internal use software costs	194,181	214,172	41,623	4,184	—	—	454,160
Total intangible assets, net	$369,147	$564,095	$391,546	$354,107	$213,802	$419,636	$2,312,333

Accrued Liabilities

As of June 30, 2024 and December 31, 2023, accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued purchases	$—	$290,126
Accrued compensation and related liabilities	446,145	278,794
Provision for warranty expense	290,218	303,217
Accrued dividends	623,210	512,227
Accrued professional fees	160,484	211,086
Accrued interest	126,184	326,945
Other	17,700	21,957
Total accrued liabilities	$1,663,941	$1,944,352

Note 4 – COVID Loans

The Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three and six months ended June 30, 2024, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $55,693 and $213,517, respectively. As of June 30, 2024, the Company’s outstanding obligations under the senseFly COVID Loans are $614,172. On August 25, 2023, the Company modified one (1) of its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2025. The other COVID loan remains unchanged.

As of June 30, 2024, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2024 (rest of year)	$155,935
2025	183,086
2026	91,727
2027	183,424
Total	$614,172

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 5 – Promissory Note and Exchange Agreement

On December 6, 2022, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an institutional investor, Alpha Capital Anstalt (“Alpha”), which is an existing shareholder of the Company. Pursuant to the terms of the Promissory Note Purchase Agreement, the Company has agreed to issue to the Investor (i) an 8% original issue discount promissory note (the “Note”) in the aggregate principal amount of $3,500,000, and (ii) a common stock purchase warrant (the “Promissory Note Warrant”) to purchase up to 250,000 shares of the Company’s Common Stock (the “Shares”) at an exercise price of $8.80 per share, subject to standard anti-dilution adjustments. The Note is an unsecured obligation of the Company. It has an original issue discount of 4% and bears interest at 8% per annum. The Company received net proceeds of $3,285,000 net of the original issue discount of $140,000 and $75,000 of issuance costs. The Promissory Note Warrant is not exercisable for the first six months after issuance and has a five-year term from the initial exercise date of June 6, 2023.

Beginning June 1, 2023, and on the first business day of each month thereafter, the Company was to pay 1/20th of the original principal amount of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note).

On August 14, 2023, the Company and Alpha entered into a Note Amendment Agreement due to the Company not making the Monthly Amortization Payments for the months of June – August 2023. Pursuant to the Note Amendment Agreement, the parties agreed to amend the Note as follows:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 5 – Promissory Note and Exchange Agreement- Continued

On October 5, 2023, the Company and Alpha entered into a Second Note Amendment Agreement (the “Second Amendment”), which provides for the following:

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

On February 16, 2024, the Company received a notification from Alpha to convert $100,000 into 79,828 shares of common stock at an exercise price of $1.2527, reducing the principal balance to $4,749,491.

On April 12, 2024, the Company received an Investor Notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,418,919 shares of Common Stock, in the aggregate, at a conversion price of $0.74 for an aggregate purchase price of $1,050,000, the investor retained $569,091 as a payment to the Promissory Note which consisted of the scheduled principal payment of $484,950 for the month of April and $84,141 of interest, as result, the company received $480,909.

During the three and six months ended June 30, 2024, the Company recorded $126,184 and 210,325 of interest expense related to the Note Payable Purchase Agreement and Convertible Note in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, there is $126,184 of accrued interest included in accrued expenses and the total principal outstanding is $4,264,541.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 5 – Promissory Note and Exchange Agreement- Continued

As of June 30, 2024, scheduled principal payments due under the fourth Amended Note are as follows:

Year Ending December 31,
2024	$4,264,541
2025	—
Total	$4,264,541

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

Note 6 – Other Short-Term Loan

On June 21, 2024, the Company entered into an agreement for the purchase and sale of future receipts with a commercial lender pursuant to which the Buyer purchased $1,890,000 of future receipts. The Company recorded the sale of future receipts at the discount price of $1,312,500, for net proceeds of $1,250,000 cash, net of $62,500 origination fee. The Future Receipts Agreement was effective as of June 20, 2024. The Company recorded a debt discount of $640,000 which will be amortized over the life of the loan into interest expense. The purchased amount is remitted in weekly installments in the amount of $67,500 until the purchased amount has been satisfied. The Company intends to use the proceeds for working capital and general corporate purposes. At the issuance of this agreement the Company agreed the lender to retain $378,000 related to the balance due for the agreement of the purchase and sales of future receipts completed on January 24, 2024, referenced in the paragraph below – from the same lender.

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

During the three and six months ended June 30, 2024, the Company recorded $219,428 and $384,000 of amortization related to the debt discount as interest expense related to the purchase and sales of future receipts dated January 24, 2024. As of June 30, 2024, the total balance outstanding under the short-term loan is $1,890,000, an unamortized debt discount of $768,000, resulting in a net discount balance of $1,122,000.

	Purchased Amount	Payments	Unamortized Debt Discount	Balance, Net of Discount

Current portion of other short-term loan liability – January 24, 2024	$1,512,000	$(1,512,000)	$—	$—
Current portion of other short-term loan liability – June 20, 2024	1,890,000	—	(768,000)	1,122,000
Total	$3,402,000	$(1,512,000)	$(768,000)	$1,122,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

On April 12, 2024, the Company received an Investor Notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,418,919 shares of Common Stock, in the aggregate, at a conversion price of $0.74 and warrants to purchase up to 1,418,919 shares of Common Stock at an exercise price of $0.74 per share for an aggregate purchase price of $1,050,000.

On May 31, 2024, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with Alpha pursuant to which, among other things, Alpha transferred and assigned to certain institutional and accredited investors (the “Assignees”), the rights and obligations to purchase up to $525,000 of Series F Convertible Preferred and accompanying warrants pursuant to the Additional Investment Right provided in the SPA (the “Assigned Rights”).

In connection with the Assigned Rights, the Company received Investor Notices from Alpha and certain of the Assignees for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,632,970 shares of Common Stock at a conversion price of $0.643 and warrants to purchase up to 1,632,970 shares of Common Stock at an exercise price of $0.643 per share, the Company raised gross sales proceeds of $1,050,000.

Preferred Series F Convertible Stock

Purchase History

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha. Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

On March 9, 2023, the Company received an Investor Notice from Alpha to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”) convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Series F Preferred Stock, at an initial conversion price of $8.40, post slit per share and associated Common Stock warrant to purchase up to 357,136 shares of Common Stock, post-split, at an initial exercise price of $8.40, post-split (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant. This issuance triggered anti-dilution provisions embedded in Series F and Common Stock warrants outstanding (the “March 2023 Down Round Trigger”).

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

On April 12, 2024, the Company received an Investor Notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,418,919 shares of Common Stock, at a conversion price of $0.74 per shares for an aggregate purchase price of $1,050,000.

On May 31, 2024, the Company entered into an Assignment Agreement with Alpha pursuant to which, among other things, Alpha transferred and assigned to certain institutional and accredited investors, the rights and obligations to purchase up to $525,000 of Series F Convertible Preferred and accompanying warrants pursuant to the Additional Investment Right provided in the SPA. Also, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and certain of the Assignees for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,632,970 shares of Common Stock at a conversion price of $0.643 at an exercise price of $0.643 per share for an aggregate purchase price of $1,050,000.

Conversions

For the three and six months ended June 30, 2024, Alpha and other investors converted 1,750 and 4,880 shares of Series F into 2,916,667 and 5,868,718 shares of Common Stock, respectively. As a result, for the same periods, the Company recorded $49,748 and $110,983 cumulative dividends, which are included in accrued expenses on the condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

During the three and six months ended June 30, 2023, Alpha converted 840 and 1,838 shares of Series F into 2,000,000 and 4,304,762 shares of Common Stock, respectively. As a result, for the same periods, the Company recorded $54,234 and $121,155 cumulative dividends, respectively, which are included in accrued expenses on the condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first conversation date of June 30, 2022.

As of June 30, 2024 and 2023, there are 4,295 and 7,865 Series F outstanding, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Down Round Triggers and Anti-dilution

The reduced warrant exercise price of $0.60 on March 6, 2024, the March 2024 Down Round Trigger, triggered anti-dilution protection provisions in connection with subsequent equity issuances embedded in the Series F and Common Stock warrants issued with the Series F. As a result, the Company recognized an aggregate deemed dividend of $5,249,704 which has been reflected in stockholders’ equity and increased the net loss available to common stockholders in the earning per share calculation as presented on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the March 2024 Down Round Trigger, the deemed dividend on the Series F Warrants of $147,030 represents the difference between fair value of the Series F Warrants under the original terms before the Down Round Trigger and the fair value of the Series F Warrants after the Down Round Trigger at the reduced exercise price. The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 2-3 years, volatility of 196.80%, risk free rate of 4.55%, and dividend rate of 0%.

On May 31, 2024, the Company entered into an Assignment Agreement with Alpha pursuant to which, among other things, Alpha transferred and assigned to certain institutional and accredited investors, the rights and obligations to purchase up to $525,000 of Series F Convertible Preferred and accompanying warrants pursuant to the Additional Investment Right provided in the SPA. The Assignment Agreement also provides that Alpha will receive a reduction in the Exercise Price (as defined in the Existing Warrants) from $7.60 to $0.60 per share of Common Stock for certain warrants previously issued to Alpha on June 5, 2023. As result, the company recorded a deemed dividend on the Series F Warrants of $7,751 which represents the difference between fair value of the Series F Warrants under the original terms before the Down Round Trigger and the fair value of the Series F Warrants after the Down Round Trigger at the reduced exercise price.

The fair value of the Series F Warrants was determined using a Black-Scholes pricing model and the following assumptions: expected life of 4 years, volatility of 247.07%, risk free rate of 4.61%, and dividend rate of 0%.

Deemed Dividends

During the three and six months ended June 30, 2024, the deemed dividend on the Series F were $7,751 and $5,257,455, respectively which represents the value of the incremental shares issuable upon conversion of the Series F into shares of common stock at the reduced conversion price and the market price of the common stock on the date the Down Round Trigger occurred.

On March 9, 2023, the Company received an Investor Notice from Alpha to purchase an additional 3,000 shares of Series F Convertible Preferred (the “Additional Series F Preferred”) convertible into 2,381 shares of the Company’s Common Stock per $1,000 Stated Value per share of Series F Preferred Stock, at a conversion price of $8.40 per share and associated common stock warrants to purchase up to 357,136 shares of Common Stock at the exercise price of $8.40 per share warrant (the “Additional Warrant”) for an aggregate purchase price of $3,000,000. The Additional Warrant is exercisable upon issuance and has a three-year term. On March 10, 2023, the Company issued and sold the Additional Series F Preferred and the Additional Warrant.

As a result of issuing the additional 3,000 shares of Series F Convertible Preferred, a down round or anti-dilution trigger event occurred resulting in the conversion rate on the Series F and the exercise price of the Series F Warrants issued with the Series F adjusting down to $8.40 from $8.80 (the “March Down Round Trigger”). The March Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F Preferred Stock of $38,226 and $217,750, respectively, or aggregate deemed dividend of $255,976, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Upon the issuance of the Offering Shares and Warrants on June 8, 2023, a down round or anti-dilution trigger event occurred resulting in the conversion price of the remaining Series F Preferred Stock and the exercise price of the Series F Warrants adjusting down from $8.40 per share to $5.00 per share (the “June Down Round Trigger”). The June Down Round Trigger resulted in the Company recognizing a deemed dividend on the common stock warrants and Series F Preferred Stock of $787,823 and $3,867,095, respectively, or an aggregate deemed dividend of $4,654,918, for the incremental value to the warrant and Series F holder resulting from the reduction in exercise price and conversion price.

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

Stock-based Compensation

The Company determines the fair value of awards granted under the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. For the three and six-months ended June 30, 2024, the Company recorded $28,535 and $47,115, respectively. The stock-based compensation, for the same period during 2023, $469,835 and $982,365 were recorded, respectively.

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

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the three and six months ended June 30, 2024, the amounts recognized in accumulated other comprehensive loss related to the Defined Benefit Plan were $0, compared to $699 and $44,044, respectively for the same period during 2023.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Restricted Stock Units (“RSUs”)

For the six months ended June 30, 2024, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	152,703	$18.03
Granted	45,073	0.52
Canceled	(989)	9.66
Vested and released	(34,361)	15.06
Outstanding as of June 30, 2024	162,426	14.18
Vested as of June 30, 2024	135,046	16.40
Unvested as of June 30, 2024	27,380	$3.24

For the six months ended June 30, 2024, the aggregate fair value of RSU awards at the time of vesting was $21,478.

For the three and six months ended June 30, 2024, the Company recognized $21,212 and $31,073 of stock compensation expense, respectively, and had approximately $23,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twenty four months.

For the six months ended June 30, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	51,484	$46.22
Granted	82,300	7.91
Canceled	(5,184)	32.06
Outstanding as of June 30, 2023	128,600	22.27
Vested as of June 30, 2023	104,712	20.83
Unvested as of June 30, 2023	23,888	$28.58

For the six months ended June 30, 2023, the aggregate fair value of RSU awards at the time of vesting was $644,969.

For the three and six months ended June 30, 2023, the Company recognized $381,155 and $734,417 of stock compensation expense, respectively, and had $170,717 of unrecognized stock-based compensation expense related to RSUs.

Issuance of RSUs to Current Officers and Directors of the Company

For the three and six months ended June 30, 2024, the Company granted 6,000 RSUs and 11,000 RSUs, respectively, equal to $6,300 to the four non-executive directors as quarterly board compensation, which vested immediately.

For the three and six months ended June 30, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), in connection with the 2022 executive compensation plan granted to the officers of the Company, 48,435 RSUs post-split and 80,435 RSUs post-split, which vested immediately.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

Stock Options

For the six months ended June 30, 2024, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	125,264	$40.61	$22.04	23.80	$45,880
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(122,014)	38.42	20.87	—	—
Outstanding as of June 30, 2024	3,250	$120.76	$64.92	1.49	$—
Exercisable as of June 30, 2024	3,250	$120.76	$64.92	1.49	$—

As of June 30, 2024, the Company had no unrecognized compensation cost related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of June 30, 2024 (for outstanding options), less the applicable exercise price.

For the three and six months ended June 30, 2024, the Company recognized $7,323 and $16,042, respectively of stock compensation expense.

For the six months ended June 30, 2023, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	128,059	$43.68	$23.76	3.33	$9,750
Granted	13,750	7.00	3.23	3.02	—
Exercised	—	—	—	—	—
Expired/Forfeited	(2,863)	114.69	61.60	—	—
Outstanding as of June 30, 2023	138,946	$38.59	$20.95	3.01	$9,750
Exercisable as of June 30, 2023	111,608	$45.19	$24.69	2.65	$9,750

For the three and six months ended June 30, 2023, the Company recognized $88,681 and $247,948, respectively of stock compensation expense and had $153,161 of total unrecognized compensation cost related to stock options, which will be amortized through June 30, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 7 – Stockholders’ Equity-Continued

For the six months ended June 30, 2024 and 2023, the significant assumptions relating to the valuation of the Company’s stock options granted were as follows:

	June 30,
	2024	2023
Stock price	$—	$7.00
Dividend yield	—%	—%
Expected life (years)	—	3.02
Expected volatility	—%	64.37%
Risk-free interest rate	—%	4.12%

Issuances of Options to Officers and Directors

For the six months ended June 30 2024, no options were granted during this period.

On June 30, 2023, the Company issued to directors and officers options to purchase 6,250 shares of Common Stock at an exercise price of $4.60 per share, which vest over a period of two years from the date of grant and expires on June 29, 2028. The Company determined the fair market value of these unvested options to be $13,000. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $17, respectively, based upon the fair value market price of $2.00.

On March 31, 2023, the Company issued to directors and officers options to purchase 7,500 shares of Common Stock at an exercise price of $9.00 per share, which vest over a period of two years from the date of grant, and expire on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350.

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $3,919 and $3,961, respectively, based upon the fair value market price of $4.20.

Cancellations of Options

For the six months ended June 30, 2024 and 2023, as a result of employee terminations and options expirations, stock options aggregating 122,014 and 2,863 with fair market values of $2,489,019 and $176,273 were canceled, respectively. Of the 122,014 stock options cancelled during the six months ended June 30, 2024, 45,297 were options historically granted to the Board of Directors, these options were cancelled and reissued as RSU’s. Each option cancelled resulted in a subsequent grant of RSU’s with ratio of 2 RSU’s granted for each option cancelled.

Note 8 – Leases

Operating Leases

For the three and six months ended June 30, 2024 and 2023, operating lease expense payments were $265,051 and $510,101, respectively and $264,430 and $528,343, respectively. Operating lease expense payments are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 8 – Leases-Continued

As of June 30, 2024 and December 31, 2023, balance sheet information related to the Company’s operating leases is as follows:

Balance Sheet Location	June 30, 2024	December 31, 2023
Right-of-use-assets	$2,916,300	$3,525,406
Current portion of lease liabilities	$892,172	$901,925
Long-term portion lease liabilities	$2,119,690	$2,721,743

As of Jun 30, 2024, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2024 (rest of year)	$522,487
2025	1,050,495
2026	828,672
2027	743,048
2028	185,762
Total future minimum lease payments, undiscounted	3,330,464
Less: Amount representing interest	(318,602)
Present value of future minimum lease payments	$3,011,862
Present value of future minimum lease payments – current	$892,172
Present value of future minimum lease payments – long-term	$2,119,690

As of June 30, 2024 and December 31, 2023, the weighted-average lease-term and discount rate of the Company’s leases are as follows:

Other Information	June 30, 2024	December 31, 2023
Weighted-average remaining lease terms (in years)	3.4	3.9
Weighted-average discount rate	6.1%	6.1%

For the three months ended June 30, 2024 and 2023, supplemental cash flow information related to leases is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Other Information	2024	2023	2024	2023
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$265,051	$264,430	$510,101	$528,343

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 9 – Warrants

Warrants Issued

On May 31, 2024, the Company entered into an Assignment Agreement with Alpha pursuant to which, among other things, Alpha transferred and assigned to certain institutional and accredited investors, the rights and obligations to purchase up to $525,000 of Series F Convertible Preferred and accompanying warrants pursuant to the Additional Investment Right provided in the SPA. The Assignment Agreement also provides that Alpha will receive a reduction in the Exercise Price (as defined in the Existing Warrants) from $7.60 to $0.60 per share of Common Stock for certain warrants previously issued to Alpha on June 5, 2023 (the “Existing Warrants”).

On May 31, 2024, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and certain of the Assignees for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,632,970 shares of Common Stock at a conversion price of $0.643 and warrants to purchase up to 1,632,970 shares of Common Stock (the “May Additional Warrants”) an exercise price of $0.643 per share for an aggregate purchase price of $1,050,000. The Warrants will be immediately exercisable upon issuance and have a three-year term.

On April 12, 2024, the Company received an Investor Notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 1,418,919 shares of Common Stock, in the aggregate, at a conversion price of $0.74 and warrants to purchase up to 1,418,919 shares of Common Stock at an exercise price of $0.74 per share (based on the VWAPs of the Company’s common stock for April 9, 2024, April 10, 2024, and April 11,2024) for an aggregate purchase price of $1,050,000. The Warrants will be immediately exercisable upon issuance and have a three-year term.

On March 6, 2024, in connection with the Assigned Rights, the Company received Investor Notices from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 829,394 shares of Common Stock at an initial conversion price of $1.2057 and warrants to purchase up to 829,394 shares of Common Stock (the “March Warrants”) an initial exercise price of $1.2057 per share for an aggregate purchase price of $1,000,000. The Warrants will be immediately exercisable upon issuance and have a three-year term. Both the Series F and Warrants include anti-dilution protection provisions in connection with subsequent equity issuances.

On March 6, 2024 the down round provisions were triggered due to reduction in the exercise price on certain outstanding warrants to induce exercise, resulting in a reduction in the conversion price and exercise price to $0.60 (see Note 7 and below).

The Company entered into an Engagement Letter, dated March 6, 2024, with Dawson James Securities, Inc. (“Dawson”) pursuant to which Dawson agreed to serve as the sole placement agent for the Company, on a reasonable best efforts basis, in connection with the placement of the March Preferred Shares and associated March Warrants.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 9 – Warrants- Continued

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

A summary of activity related to warrants for the periods presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	1,056,452	0.60	*	—
Issued – March 2023	357,136	$0.60	*	—
Issued – June 2023	1,254,000	0.60	**	—
Issued – November 2023	815,958	2.49		—
Exercised	(250,000)	—		—
Outstanding as of December 31, 2023	3,233,546	$1.24		—
Exercised	(829,500)	0.60	*	—
Issued – March 6, 2024	829,394	0.60		—
Issued – March 7, 2024	136,861	1.51		—
Issued – April 12, 2024	1,418,919	0.74
Issued – May 31, 2024	1,632,970	0.64
Outstanding as of June 30, 2024	6,422,190	0.98		3.34
Exercisable as of June 30, 2024	6,422,190	0.98		3.34

*	Reflects the exercise price after the March 2024 Down Round Trigger events on March 6, 2024 as described above.
**	Reflects the exercise price after the May 2024 Down Round Trigger events on May 31, 2024 as described above.

As of June 30, 2024, the intrinsic value of the warrants was nil.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 10 – Commitments and Contingencies

Existing Employment and Board Agreements

The Company has various employment agreements with certain of its executive officers and directors that serve as Board members, which it considers normal and in the ordinary course of business.

The Company has no other formal employment agreements with its executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement, or any other termination of its our named executive officers, from a change in control, or from a change in any executive officer’s responsibilities following a change in control. However, it is possible that the Company will enter into formal employment agreements with its executive officers in the future.

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

On March 6, 2024, AgEagle Aerial Systems Inc. entered into a letter agreement with Dawson pursuant to which Dawson has agreed to serve, on an exclusive basis for a period of four months, as the sole placement agent for the Company, in connection with the offering of equity securities and equity-linked securities of the Company, including any restructuring, exercise and/or conversion solicitation and/or renegotiating the terms of any warrants to purchase shares of common stock, par value $0.001 per share and the solicitation of exercise of any additional investment right with respect to Securities of the Company.

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of June 30, 2024, the Company had purchase commitments of $2,933,887. These purchase commitments are expected to be realized during the year ending December 31, 2024.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 11 – Segment Information

Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right-of-use assets and other assets.

As of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, respectively, information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of June 30, 2024
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,032,863	$7,548,171	$14,146,188	$103,614	$22,830,836

As of December 31, 2023
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,148,638	$8,666,641	$15,260,263	$80,359	$25,155,901

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2024
Revenues	$—	$1,351,414	$1,952,534	$88,590	$3,392,538
Cost of sales	—	687,823	1,039,377	110,763	1,837,963
Income (loss) from operations	(994,009)	(1,485,386)	268,417	(329,490)	(2,540,468)
Other income (expense), net	(347,363)	(41,877)	—	—	(389,240)
Net income (loss)	$(1,341,372)	$(1,527,263)	$268,417	$(329,490)	$(2,929,708)

Three Months Ended June 30, 2023
Revenues	$—	$1,267,641	$1,884,857	$125,714	$3,278,212
Cost of sales	—	752,167	1,217,169	277,342	2,246,678
Income (loss) from operations	(2,092,686)	(2,304,994)	(78,071)	(396,087)	(4,871,838)
Other income (expense), net	(238,520)	(180,163)	—	(62)	(418,745)
Net income (loss)	$(2,331,206)	$(2,485,157)	$(78,071)	$(396,149)	$(5,290,583)

	Corporate	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2024
Revenues	$—	$2,498,026	$4,586,074	$202,885	$7,286,985
Cost of sales	—	1,375,054	2,228,705	174,229	3,777,988
Income (loss) from operations	(1,879,595)	(3,465,146)	1,160,913	(750,528)	(4,934,356)
Other income (expense), net	(4,309,271)	12,320	(13,988)	—	(4,310,939)
Net income (loss)	$(6,188,866)	$(3,452,826)	$1,146,925	$(750,528)	$(9,245,295)

Six Months Ended June 30, 2023
Revenues	$—	$3,234,083	$3,855,052	$246,146	$7,335,281
Cost of sales	—	1,589,892	2,222,601	512,622	4,325,115
Income (loss) from operations	(4,010,845)	(4,337,800)	159,583	(843,884)	(9,032,946)
Other income (expense), net	(495,720)	(361,354)	—	(62)	(857,136)
Net income (loss)	$(4,506,565)	$(4,699,154)	$159,583	$(843,946)	$(9,890,082)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 11 – Segment Information-Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2024
North America	$394,281	$569,291	$87,496	$1,051,068
Latin America	396,236	56,633	—	452,869
Europe, Middle East and Africa	383,010	835,624	248	1,218,882
Asia Pacific	177,887	398,734	598	577,219
Other	—	92,252	248	92,500
	$1,351,414	$1,952,534	$88,590	$3,392,538

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2023
North America	$554,597	$762,759	$125,714	$1,443,070
Latin America	301,192	47,381	—	348,573
Europe, Middle East and Africa	347,243	902,353	—	1,249,596
Asia Pacific	64,609	155,130	—	219,739
Other	—	17,234	—	17,234
	$1,267,641	$1,884,857	$125,714	$3,278,212

	Drones	Sensors	SaaS	Total
Six Months Ended Jun 30, 2024
North America	$969,424	$1,368,842	$194,242	$2,532,508
Latin America	622,070	183,072	5,185	810,327
Europe, Middle East and Africa	714,453	2,196,503	495	2,911,451
Asia Pacific	192,079	720,013	2,468	914,560
Other	—	117,644	495	118,139
	$2,498,026	$4,586,074	$202,885	$7,286,985

	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2023
North America	$1,154,088	$1,213,310	$246,146	$2,613,544
Latin America	873,197	140,461	—	1,013,658
Europe, Middle East and Africa	1,086,200	1,858,525	—	2,944,725
Asia Pacific	120,598	606,538	—	727,136
Other	—	36,218	—	36,218
	$3,234,083	$3,855,052	$246,146	$7,335,281

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 12 – Subsequent Events

Management has evaluated subsequent events through the date that the Company’s unaudited condensed consolidated financial statements were issued. Based on this evaluation, the Company has determined that no additional subsequent events have occurred, other than those noted below, which require disclosure through the date that these unaudited condensed consolidated financial statements were issued.

During the period from July 1, 2024, through August 14, 2024, Alpha converted 616 shares of Series F into 1,152,916 shares of Common Stock.

Amendment to Promissory Note

As previously reported on a Current Report on Form 8-K filed on June 30, 2022, the Company entered into a Securities Purchase Agreement, dated June 26, 2022 (the “Original SPA”), as subsequently amended by the Series F SPA Amendment Agreement dated February 8, 2024 (the “Series F Amendment Agreement”, and together with the Original SPA, the “SPA”), with Alpha Capital Anstalt (“Alpha”), pursuant to which Alpha purchased 10,000 shares of the Company’s Series F 5% Convertible Preferred Stock (the “Series F Convertible Preferred”) and a warrant to purchase 5,212,510 shares of the Company’s Common Stock. Pursuant to the terms of the SPA, Alpha had the right to purchase up to an aggregate of $25,000,000 stated value of the Series F Convertible Preferred and accompanying warrants (the “Additional Investment Right”), at a purchase price equal to the volume-weighted average prices (“VWAPs”) of the Company’s common stock for three trading days prior to the date Alpha gives notice to the Company that it will exercise its Additional Investment Right.

On July 25, 2024, the Company and Alpha entered into that certain SPA Amendment Agreement (the “2024 Amendment”), pursuant to which the SPA was amended to (i) increase the time period in which Alpha may exercise its Additional Investment Right to December 31, 2025, and (ii) lowered the minimum additional investment amount from $1,000,000 to $500,000. In conjunction the Company and Alpha entered into that certain Note Amendment Agreement (the “Note Amendment”), pursuant to which the Convertible Note was amended to, (i) increase the principal balance of the Convertible Note by $586,286 to $4,850,828 representing accrued interest of $159,832,70 and $426,454.20 as liquidated damages for the Company’s failure to make the June and July Amortization Payments, (ii) defer the June 3, 2024, July 1, 2024 and August 1, 2024, Amortization Payments to the Maturity Date, and (iii) waive the defaults related to the failure to make the June 3, 2024 and July 1, 2024 Amortization Payments

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

Three and Six Months Ended June 30, 2024 as Compared to Three and Six Months Ended June 30, 2023

Revenues

For the three months ended June 30, 2024, revenues were $3,392,538 as compared to $3,278,212 for the three months ended June 30, 2023, an increase of $114,326, or 3.5%. The increase of $114,326 was attributable to an increase of $67,677 revenues derived from our sensor sales, specifically the RedEdge and Altum™ panchromatic series, an increase of $83,773 in revenues of the eBee drone products, offsetting these increases was a decline of $37,124 in our SaaS subscription services related to the Ground Control platforms. Our continued innovation has demonstrated growth in our sales leading to strong demand for our products, specifically for our panchromatic sensor series.

For the six months ended June 30, 2024, revenues were $7,286,985 as compared to $7,335,281 for the six months ended June 30, 2023, a decrease of $48,296 or 0.7%. The decline in revenues is mainly attributed to the eBee drone products of $736,057 and $43,261 of our SaaS subscription services related to our HempOverview and Ground Control platforms. Offsetting these decreases was an increase in revenues of $731,022 attributable to the revenues derived from our sensor sales, specifically the RedEdge-P and Altum-PT panchromatic sensor series. Our continued innovation has demonstrated growth in our sales leading to strong demand of our products, specifically for our panchromatic sensor series, offsetting this growth are delays in our newly announced VISION drone product.

Cost of Sales and Gross Profit

For the three months ended June 30, 2024, cost of sales was $1,837,963 as compared to $2,246,678 for the three months ended June 30, 2023, a decrease of $408,715 or 18.2%. For the three months ended June 30, 2024, gross profit was $1,554,575 as compared to $1,031,534 for the three months ended June 30, 2023, an increase of $523,041, or 50.7%. The primary factors contributing to the decrease in our cost of sales and the increase gross profit margin were due to the historical inventory adjustments and new bill of material system implementation.

For the six months ended June 30, 2024, cost of sales was $3,777,988 as compared to $4,325,115 for the six months ended June 30, 2023, a decrease of $547,127, or 12.6%. For the six months ended June 30, 2024, gross profit was $3,508,997 or 48.2% as compared to $3,010,166 or 41% for the six months ended June 30, 2023, an increase of $498,831, or 16.6% in actual gross margin. The increase in gross profit margin was a result of our drone products along with significant price reduction in the second quarter of 2023 to stimulate market demand and bring us in line specifically with competitive products manufactured in China as our products become older while awaiting the new ebee VISION. In addition to drone sales our sensor sales continue to experience supply chain pressure related to our sensor sales specifically as a result of an increase in raw components and labor costs.

Operating Expenses

For the three months ended June 30, 2024, operating expenses were $4,095,043, as compared to $5,903,372 for the three months ended June 30, 2023, a decrease of $1,808,329, or 30.6%.

For the six months ended June 30, 2024, operating expenses were $8,443,353, as compared to $12,043,112 for the six months ended June 30, 2023, a decrease of $3,599,759, or 29.9%.

Operating expenses comprise general and administrative, sales and marketing, and research and development.

General and Administrative Expenses

For the three months ended June 30, 2024, general and administrative expenses were $2,359,105 as compared to $3,498,761 for the three months ended June 30, 2023, a decrease of $1,139,656 or 32.6%. The decrease was primarily related to less stock compensation expense related to terminated employees, and the reduced stock price, less intangible amortization during 2024 due to the impairment recorded on December 31, 2023, less shareholders annual meeting cost, offset by legal fees, accounting and consulting expense.

For the six months ended June 30, 2024, general and administrative expenses were $5,041,763 as compared to $7,078,283 for the six months ended June 30, 2023, a decrease of $2,036,520, or 28.8%. The decrease was primarily a result of the reduction in employee payroll related costs due to integration of roles, ERP consulting integration costs, reduction in R&D consultants, less stock compensation costs, less intangible amortization during 2024 due to the impairment recorded on December 31, 2023, less shareholders annual meeting costs offset by an increase in legal, accounting, consulting, and recruitment costs during 2024.

Research and Development

For the three months ended June 30, 2024, research and development expenses were $1,082,007 as compared to $1,369,479 for the three months ended June 30, 2023, a decrease of $287,472, or 21.0%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

For the six months ended June 30, 2024, research and development expenses were $2,212,236, as compared to $2,951,822 for the six months ended June 30, 2023, a decrease of $739,586, or 25.1%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended June 30, 2024, sales and marketing expenses were $653,931 as compared to $955,845 for the three months ended June 30, 2023, a decrease of $301,914, or 31.6%. The decrease was primarily due to the decrease in travel, integration of sales and marketing teams that lead to a reduction of consulting expenses along with decrease in digital advertising spend as we look to attend in-person trade shows.

For the six months ended June 30, 2024, sales and marketing expenses were $1,189,354 as compared to $1,933,720 for the six months ended June 30, 2023, a decrease of $744,366, or 38.5%. The decrease was primarily due to the integration of sales and marketing teams, along with a decrease in consulting expenses due to branding and website integration done in prior year along with less trade-shows offset by more in-person demos with our sales and marketing team for the new ebee VISON.

Other Expense, net

For the three months ended June 30, 2024, other expense, net was $389,240 as compared to $418,745 for the three months ended June 30, 2023, a decrease of $29,505.

For the six months ended June 30, 2024, other expense, net was $4,310,939 as compared to other income, net of $857,136 for the six months ended June 30, 2023, an increase of $3,453,803. The increase is primarily attributable to the promissory note’s original issue discount of 4% and interest at 8% per annum issued in December 2022 along with the anti-dilution price protections embedded in the convertible note that were triggered during the six months ended June 30, 2024, we recognized interest expense of $3,488,851 for the incremental value of the convertible note conversion feature being reduced from its original conversion price of $1.25 to $0.60 which is the gross amount recorded in the prior quarter of 2024.

Net Loss

For the three months ended June 30, 2024, we incurred a net loss of $2,929,708 as compared to a net loss of $5,290,583 for the three months ended June 30, 2023, a decrease of $2,360,875, or 44.6%., the decrease of the losses are related to the above mentioned reductions of costs related to general and administrative, research and development, and sales and marketing.

For the six months ended June 30, 2024, the Company incurred a net loss of $9,245,295 as compared to a net loss of $9,890,082 for the six months ended June 30, 2023, a decrease of $644,787, or 6.5%. The overall decrease in net loss was primarily attributable to a decrease in operating costs.

Cash Flows

Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

As of June 30, 2024, cash on hand was $977,208, as compared to $819,024 as of December 31, 2023, a increase of $158,184, or 19.3%.

For the six months ended June 30, 2024, cash used in operations was $2,983,430, a decrease of $3,799,889 or 56.0%, as compared to cash used of $6,783,320 for the six months ended June 30, 2023. The decrease in cash used in operating activities was principally driven by the lower operating expenses which included significantly lower inventory purchases and prepayments offset by higher accounts receivables, account payables and accrued expenses.

For the six months ended June 30, 2024, cash used in investing activities was $92,995, a decrease of $331,349, or 78.1%, as compared to cash used of $424,344 for the six months ended June 30, 2023. The decrease is related to the capitalization of the internal software during 2023 which did not continued in 2024.

For the six months ended June 30, 2024, cash provided by financing activities was $3,289,258 a decrease of $3,487,215 or 51.5%, as compared to cash provided of $6,776,473 for the six months ended June 30, 2023. The decrease in cash provided by our financing activities was due to less sales of our Common stock through an at-the-market offering and exercise of warrants in the prior year offset by the sale of Series F Preferred stock.

Liquidity and Capital Resources

As of June 30, 2024, we had a working capital deficit of $2,809,813. For the six months ended June 30, 2024, we incurred a loss from operations of $4,934,356, a decrease of $4,098,590, or 45.4%, as compared to $9,032,946 for the six months ended June 30, 2023. While we have historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable us to continue our growth is not guaranteed. We will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about our ability to continue as a going concern. We are evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

Off-Balance Sheet Arrangements

On June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

During the six months ended June 30, 2024, inflation has had a negative impact on the unmanned aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components, parts and labor needed to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. We expect inflation and its effects to continue to have a significant negative impact on our business.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 and concluded that the Company’s disclosure controls and procedures are not effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness over a Complex Debt Transaction

During the preparation of our interim condensed consolidated financial statements for the period ended March 31, 2024, we identified a material weakness in our internal controls related to the accounting for a complex debt transaction. Specifically, the controls related to accounting for the modification of the convertible debt agreement.

In response to the unique, one-time and unusual transaction that took place in Q1 2024, the company has negotiated a contract with a technical accounting expert to help with the review of these types of transactions.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: August 14, 2024	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: August 14, 2024	By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	August 14, 2024
William Irby	(Principal Executive Officer)

/s/ Mark DiSiena	Chief Financial Officer	August 14, 2024
Mark DiSiena	(Principal Financial and Accounting Officer)

