Form 10-K/A
period 2023-12-31
AgEagle Aerial Systems Inc.
filed 2024-11-27
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of November 26, 2024, there were 4,768,308 (after a 50:1 reverse stock split effective October 15, 2024) shares of Common Stock, par value $0.001 per share, issued and outstanding

AGEAGLE AERIAL SYSTEMS INC.

EXPLANATORY NOTE

AgEagle Aerial Systems Inc. (the “Company”, “we”, “us”, and “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Form 10-K”) and filed quarterly reports on Form 10-Q for the three, six, and nine months ended March 31, 2023, June 30, 2023, and September 30, 2023 on May 15, 2023, August 14, 2023, and November 13, 2023, respectively, (collectively referred to has the “Original Forms 10-Q”). Subsequent to the filing of the Original Form 10-K and the Original Forms 10-Q for year end and interim periods during our fiscal year 2023, we identified an error that was present in all aforementioned filings.

Background of Restatement

Subsequent to the filing of our Original Form 10-K and Original Form 10-Qs, management identified an error in the computation of net loss attributable to common stockholders and total comprehensive loss as presented on our audited and unaudited consolidated statements of operations and comprehensive loss included in the Original Form 10-K and Original Forms 10-Q, respectively. The error in the computation of net loss attributable to common stockholders resulted in an understatement of net loss per common share basic and diluted as presented on our unaudited and audited consolidated statements of operations and comprehensive loss for all quarterly and year end reporting periods during our fiscal year 2023, respectively.

The net loss attributable to common stockholders erroneously excluded accrued cumulative dividends on outstanding Series F preferred stock and deemed dividends resulting from the triggering of down round features embedded within outstanding equity-linked financial instruments. Pursuant to ASC 260 Earnings Per Share, income available to common stockholders shall be computed by deducting dividends accumulated for the period on cumulative preferred stock. Also, the value of the effect of a down round feature shall be recognized in an equity-classified freestanding financial instrument when the down round feature is triggered. That effect shall be treated as a dividend and as an increase to net loss attributable to common stockholders in the computation of earnings per share.

Further, the accrued cumulative dividends and deemed dividends were included as a component of other comprehensive loss. However, pursuant to ASC 220 – Income Statement – Reporting Comprehensive Income items required to be reported as direct adjustments to additional paid-in capital and retained earnings are not considered to be components of other comprehensive income(loss).

        On November 7, 2024, the audit committee of the Company’s board of directors concluded, after discussion with the Company’s management, that the previously issued consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the Forms 10-Q for the quarterly periods March 31, 2023, June 30, 2023 and September 30, 2023 should no longer be relied upon due to the errors discussed above and required restatement. This Amendment No. 1 reflects the changes discussed above as of and for the years ended December 31, 2023, and 2022 and restates the Company’s consolidated statements of operations and comprehensive loss. This Amendment No. 1 also includes expanded financial and other disclosures in lieu of filing separate amended Form 10-Q/As for each of the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the amended filings described above.

Refer to Note 17 included in this Form 10-K/A to the accompanying consolidated financial statements for further details of the correction of the errors and a summary of the impact on the consolidated financial statements for all periods impacted by the error, which was isolated to the consolidated statements of operations and comprehensive loss.

In light of the errors, discovered in prior reporting period, we have also amended Item 9A Controls and Procedures to modify our original conclusion that our controls over financial reporting were effective.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, and concluded that the Company’s disclosure controls and procedures were not effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2023, based on these criteria.

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

Material Weakness over Financial Reporting

During the preparation of our interim condensed consolidated financial statements for the period ended September 30, 2024, management identified a material weakness in our internal controls related to the computation of net loss attributable to common stockholders resulting in an understatement of loss per share (“EPS”) as presented on our consolidated statements of operations and comprehensive loss. In addition to the EPS computation error, accrued dividends and deemed dividends were included as a component of other comprehensive loss instead of being included in net loss attributable to common stockholders.

We have amended the filings impacted by this identified error. The Company has also engaged an external consultant with technical accounting expertise to assist the Company with the technical documentation and accounting for significant and unusual transactions.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: November 27, 2024	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc., and subsidiaries, (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2023, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 17 to the consolidated financial statements, the Company has restated its 2023 and 2022 financial statements to correct an error.

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

Orlando, Florida

April 1, 2024, except for Note 17, as to which the date is November 27, 2024

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

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
	(Restated)	(Restated)
Revenues	$13,741,398	$19,094,425
Cost of sales	8,278,158	10,876,308
Gross Profit	5,463,240	8,218,117

Operating Expenses:
General and administrative	13,602,791	17,757,708
Research and development	5,523,541	8,113,774
Sales and marketing	3,731,660	4,935,601
Impairment	21,755,360	41,687,871
Total Operating Expenses	44,613,352	72,494,954
Loss from Operations	(39,150,112)	(64,276,837)

Other Income (Expense):
Interest expense, net	(948,564)	(59,785)
Gain (loss) on debt extinguishment	(1,933,368)	6,463,101
Loss on disposal of fixed assets	—	(25,960)
Other expense, net	(389,693)	(354,242)
Total Other Income (Expense), net	(3,271,625)	6,023,114
Net Loss Before Provision for Income Taxes	(42,421,737)	(58,253,723)
Provision for income taxes	—	—
Net Loss	$(42,421,737)	$(58,253,723)
Accrued dividends on Series F Preferred Stock (ii)	(339,631)	(172,596)
Deemed dividends on Series F Preferred Stock (ii)	(11,607,910)	(2,245,377)
Net loss attributable to common stockholders (ii)	$(54,369,278)	$(60,671,696)

Weighted Average Number of Shares Outstanding During the Year -- Basic(i)	5,279,595	4,168,521

Net Loss Per Common Share - Basic and Diluted (i) (ii)	$(10.30)	$(14.56)

Comprehensive Income (Loss):
Net Loss	$(42,421,737)	$(58,253,723)
Amortization of unrecognized periodic pension costs	(244,323)	135,439
Foreign currency cumulative translation adjustment	340,543	(54,762)
Total comprehensive loss, net of tax(ii)	$(42,325,517)	$(58,173,046)

See Accompanying Notes to Consolidated Financial Statements.

(i)	Adjusted for the effect of a reverse stock split that was effective February 9, 2024 (see Note 18)
(ii)	Amounts have been restated to correct an error as disclosed in the Explanatory Note included in this Form 10-K/A (see also Note 17)

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

All deemed dividends to the Series F stockholder were recorded as additional paid in capital and an increase to accumulated deficit and as an increase to loss attributable to Common Stockholders in computing earnings (loss) per share on the consolidated statements of operations and comprehensive loss.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 17 – Restatement

The restatement of the prior filings are a result of the transactions summarized below that led to errors in our previously filed Form 10-K filed with the SEC on April 1, 2024 and our Forms 10-Q for the quarterly periods March 31, 2023, June 30, 2023 and September 30, 2023. This Amendment No. 1 reflects the corrections for the errors discussed below as of and for the years ended December 31, 2023 and 2022 and restates the Company’s consolidated statements of operations and comprehensive loss. This Amendment No. 1 also includes expanded financial and other disclosures in lieu of filing separate amended Form 10-Q/As for each of the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023.

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

In addition to the above accrued cumulative dividends and deemed dividends were included as a component of other comprehensive loss. However, pursuant to ASC 220 – Income Statement – Reporting Comprehensive Income items required to be reported as direct adjustments to additional paid-in capital and retained earnings are not considered to be components of other comprehensive income (loss).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 17 – Restatement-Continued

The tables below reflects the restatements.

Impact of the Restatement - December 31, 2023

	For the Year Ended December 31, 2023
Statement of Operations Data	As Previously Reported	Adjustment	As Restated
Net loss attributable to common stockholders	$(42,421,737)	$(11,947,541)	$(54,369,278)
Net loss per common share – basic and diluted (i)	$(8.04)	$(2.26)	$(10.30)
Total comprehensive loss, net of tax	$(54,273,058)	$11,947,541	$(42,325,517)

	For the Year Ended December 31, 2022
Statement of Operations Data
Net loss attributable to common stockholders	$(58,253,723)	$(2,417,973)	$(60,671,696)
Net loss per common share – basic and diluted (i)	$(13.97)	$(0.59)	$(14.56)
Total comprehensive loss, net of tax	$(60,591,019)	$2,417,973	$(58,173,046)

	Three Months Ended March 31, 2023
Statement of Operations Data (Unaudited)
Net loss attributable to common stockholders	$(4,599,499)	$(322,897)	$(4,922,396)
Net loss per common share – basic and diluted (i)	$(1.03)	$(0.07)	$(1.10)
Total comprehensive loss, net of tax	$(4,827,792)	$322,897	$(4,504,895)

	Three Months Ended June 30, 2023
Statement of Operations Data (Unaudited)
Net loss attributable to common stockholders	$(5,290,583)	$(4,709,152)	$(9,999,735)
Net Loss Per Common Share – basic and diluted (i)	$(1.10)	$(0.98)	$(2.08)
Total comprehensive loss, net of tax	$(9,926,511)	$4,709,152	$(5,217,359)

	Six Months Ended June 30, 2023
Statement of Operations Data (Unaudited)
Net loss attributable to common stockholders	$(9,890,082)	$(5,032,050)	$(14,922,132)
Net Loss Per Common Share - basic and diluted (i)	$(2.13)	$(1.08)	$(3.21)
Total comprehensive loss, net of tax	$(14,754,304)	$5,032,050	$(9,722,254)

	Three Months Ended September 30, 2023
Statement of Operations Data (Unaudited)
Net loss attributable to common stockholders	$(8,020,128)	$(49,122)	$(8,069,250)
Net loss per common share – basic and diluted (i)	$(1.44)	$(0.01)	$(1.45)
Total comprehensive loss, net of tax	$(8,077,019)	$49,122	$(8,027,897)

	Nine Months Ended September 30, 2023
Statement of Operations Data (Unaudited)
Net loss attributable to common stockholders	$(17,910,210)	$(5,081,171)	$(22,991,381)
Net loss per common share – basic and diluted (i)	$(3.62)	$(1.03)	$(4.65)
Total comprehensive loss, net of tax	$(22,831,322)	$5,081,171	$(17,750,151)

(i)	Adjusted for the effect of a reverse stock split that was effective February 9, 2024.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 18 – Subsequent Events

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

Note 18 – Subsequent Events- Continued

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

