Form 10-K
period 2024-12-31
AgEagle Aerial Systems Inc.
filed 2025-03-31
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 E. 34th Street N, Suite 1307, Wichita, Kansas	67226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (620) 325-6363

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,919,353.

As of March 31, 2025, there were 12,820,421 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

AGEAGLE AERIAL SYSTEMS INC.

PART I

This Annual Report on Form 10-K (“Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to or relations with our resellers, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products;

●	increased competition, including from companies which may have substantially greater resources than we have, and, in the uncrewed aircraft systems segments from lower-cost commercial drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	uncertainty in the customer adoption rate of commercial use uncrewed aerial systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings to which we may be subject;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

ITEM 1. BUSINESS

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “we”, “our” or “us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture, and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

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

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we manufacture drones in Lausanne, Switzerland.

Product Lines

senseFly™, S.A. – Uncrewed Aerial Vehicles

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

MicaSense™, Inc. – Multi Spectral Cameras

In January 2021, AgEagle acquired MicaSense™, Inc. (“MicaSense”), a company that has been at the forefront of advanced drone sensor development since its founding in 2014. In early 2022, AgEagle completed development and brought to market the Altum-PT™ and RedEdge-P™ — next generation thermal and multispectral sensors which offer critical advancements on MicaSense’s legacy sensor products to customers primarily in agriculture, plant research, land management and forestry management. Today, AgEagle’s multispectral sensors are distributed in over 75 countries worldwide and help customers use drone-based imagery to make better and more informed business decisions.

Measure Global, Inc.

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”), a company founded in 2020. Measure offered a Software-as-a-Service (“SaaS”) product known as “Ground Control” as a cloud-based, plug-and-play operating system that enabled pilots and large enterprises to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. Measure ceased operations on December 31, 2024.

senseFly™, S.A. and SenseFly Inc.

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

Our Branded Line of Uncrewed Aerial Vehicles

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

In March 2022, AgEagle’s eBee TAC™ Uncrewed Aerial System was the first approved drone to be added to the U.S. Department of Defense’s (“DoD”) Defense Innovation Unit’s (“DIU”) Blue UAS Cleared List as part of Blue sUAS 2.0. The eBee TAC successfully completed a series of demonstrations in association with Blue sUAS 2.0 to provide the DIU with information and verification of the drone systems’ mission planning and launch capabilities, range and endurance, NDAA compliance, operational safety of flight procedures and cyber security, in addition to scripted and ad hoc flight profiles. Based on its evaluation, the DIU designated the eBee TAC as an approved light-weight, medium-range UAS available for immediate procurement by the DoD without a waiver to operate; and is also available for procurement by other Federal Government agencies. AgEagle’s success with Blue sUAS 2.0 follows eBee’s use as an integral asset for both conventional and unconventional Department of Defense units for over five years.

●	eBee X – the eBee X has been recognized as the fixed-wing drone that revolutionized the uncrewed aerial vehicle sector with its ease-of-use and multiple, state-of-the-art sensors designed to suit a wide range of mapping jobs. At just 1.6 kg (3.5 lbs.), eBee X is a lightweight, ultra-portable solution that is easy for a single person to operate. With a unique Endurance Extension option enabling a flight time of up to 90 minutes and single-flight coverage of up to 500 ha at 122m (1,236 acres at 400 ft.), the eBee X is a premium drone that offers users the high-precision of on-demand RTK/PPK for achieving absolute accuracy of down to 1.5 cm (0.6 in) – without ground control points. This capability makes the eBee X ideal for BVLOS operations, such as long corridor mapping missions for utility companies, expansive crop scouting in agriculture and by enterprise customers who desire a robust and professional drone fleet.

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

In October 2022, the eBee X series of fixed wing uncrewed aircraft systems, including the eBee X, eBee Geo and eBee TAC, were the first and only drones on the market to comply with Category 3 of the Operations of Small Uncrewed Aircraft Systems Over People rules published in the Federal Registry by the FAA in March 2021. Securing a Part 107 certificate of waiver from the FAA is a long, arduous and costly process for sUAS users. Now that the eBee has proven compliant with Category 3 of the rules, eBee drone operators no longer need an FAA waiver for OOP or Operations Over Moving Vehicles. This major milestone was achieved by AgEagle following months of work, historic reliability review and extensive testing conducted by Virginia Tech Mid-Atlantic Aviation Partnership (“MAAP”).

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

As a result of the tests, European military units ordered multiple eBee VISION prototypes, with delivery having occurred in late 2023. Commercial production of eBee VISION began shortly thereafter, with successful deliveries to a number of global military forces.

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

In September 2022, the Drone Infrastructure Inspection Grant Act was passed by the U.S. House of Representatives. This bi-partisan bill establishes programs within the Department of Transportation (“DOT”) to support the use of drones and other sUAS when inspecting, repairing or constructing road infrastructure, electric grid infrastructure, water infrastructure or other critical infrastructure. Specifically, DOT must award grants in the aggregate of $100 million to state, tribal and local governments, metropolitan planning organizations, or groups of those entities to purchase or otherwise use drones to increase efficiency, reduce costs, improve worker and community safety, reduce carbon emissions, or meet other priorities related to critical infrastructure projects. Grant recipients must use domestically manufactured drones that are made by companies not subject to influence or control from certain foreign entities, including China and Russia. This legislation is supported by the U.S. Chamber of Commerce, National League of Cities, National Council of State Legislatures, American Association of State Highway and Transportation Officials, Commercial Drone Alliance and Association of Uncrewed Vehicle Systems International among others. This bill is currently pending approval by the U.S. Senate.

The Military Drone Market is expected to see substantial growth in the coming years. A recent report from Straits Research said that the global military drone market size was valued at USD 21.81 billion in 2024 and is expected to grow from USD 24.25 billion in 2025 to reach USD 56.69 billion by 2033, growing at a CAGR of 11.20% during the forecast period (2025-2033). The report said: “A military drone, also known as an uncrewed aerial vehicle (UAV), is a type of aircraft that operates without a human pilot on board. These drones are equipped with advanced technologies for surveillance, reconnaissance, intelligence gathering, and, in some cases, targeted strikes. Military drones are used extensively in modern warfare for a variety of roles, including combat, surveillance, logistical support, and search-and-rescue missions. The global market is experiencing rapid growth, driven by technological advancements and increasing global demand for enhanced surveillance, intelligence, and reconnaissance capabilities. As nations recognize the strategic advantages of uncrewed aerial systems (UAS) in military operations, drones are increasingly deployed in both combat and non-combat roles. This expansion is further supported by rising defense budgets, particularly in regions such as Asia-Pacific, Europe, and the Middle East. Despite the promising growth, there are significant challenges facing the global market, including complex regulatory issues and ethical concerns surrounding the use of autonomous weapons. However, innovations in artificial intelligence (AI), miniaturization, and battery life are expected to open new growth opportunities, enabling more advanced, efficient, and versatile drone capabilities in the near future.”

Straits Research continued: “Geopolitical tensions, especially in regions like Asia-Pacific, the Middle East, and Eastern Europe, are driving a significant demand for military drones. As nations seek to strengthen their surveillance, intelligence, and tactical capabilities, military drones have become integral to modern defense strategies. For example, the Indo-Pacific region increasingly views drones as vital for maintaining a strategic balance in contested areas. Similarly, Russia’s actions in Ukraine have highlighted the tactical advantages of drones, prompting Eastern European nations near the conflict zone to prioritize drone investments to enhance border security and ensure readiness in case of escalations.

Multi Spectral Cameras

Setting entirely new standards of excellence for high resolution aerial imaging solutions, our proprietary thermal and multispectral sensors are broadly recognized as the cameras of choice worldwide for advanced applications in agriculture, plant research, land management and forestry management.

●	Altum-PT – an optimized three-in-one solution for advanced remote sensing and agricultural research. It seamlessly integrates an ultra-high resolution panchromatic imager, a built-in 320X256 radiometric thermal imager and five discrete spectral bands to produce synchronized outputs such as RGB color, crop vigor, heat maps and high resolution panchromatic in just one flight. Offering twice the spatial resolution of the prior Altum™ sensor, Altum-PT, introduced in early 2022, the sensor that empowers users with deeper analytical capabilities and broader, more diverse applications; enable them to discern issues at the plant level, even in the early growth stages; and conduct early stage stand counting, as well as season-long soil monitoring, among other critical uses. Altum-PT also features a global shutter for distortion-free results, open APIs and a new storage device allowing for two captures per second.

●	RedEdge-P – Offering three times the capture speed and twice the spatial resolution of the RedEdge-MX, the all new RedEdge-P, launched in early 2022, the sensor that builds on the legacy of the rugged, high-quality, multispectral sensor that the industry has come to trust and adds the power of a higher resolution, panchromatic band to double the output data resolution. A single camera solution which is compatible with a wide array of drone aircraft ranging from large, fixed wing to small multirotor, RedEdge-P captures calibrated high-resolution multispectral and RGB imagery with an optimized field of view and capture rate for efficient flights. This solution seamlessly integrates a high resolution, all-color imager with synchronized multispectral imagers to enable pixel-aligned outputs at previously unattainable resolutions, while maintaining the efficiency and reliability of its RedEdge™ legacy. Processing of data outputs is enabled through industry standard software platforms, including AgEagle’s Ground Control flight management software. With RedEdge-P, agricultural professionals benefit from a sensor that can enable effective plant counting and spectral analysis of small plants. Likewise, federal, state and local government and commercial forestry enterprises will also benefit from precise, efficient data collection and tree-level analysis as opposed to being limited to analyzing large swaths of land to make critical forestry management decisions.

●

RedEdge-Pdual – A further specialized product, the RedEdge-Pdual offers a combined solution of the RedEdge-P and RedEdge-P blue cameras, this camera provides specialized insight into plant classification, weed identification, environmental research and vegetation analysis of water bodies, adding a coastal blue band.  The camera coves 10 multispectral bands, and a fast capture rate.  Additionally, it allows synchronized capture of all 10 bands, providing AI functions such as automatic triggering and geo-tagging for optimizing flight efficiency and easy post-processing.

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

AgEagle believes that these measures to ban China-manufactured drones and components not only protects our nation, but has fueled and will continue to fuel, demand for “Made in America” drones and components, creating a significant opportunity for U.S.-based drone manufacturers, like AgEagle. Consequently, it is AgEagle’s intention to establish best industry practices and define quality standards for manufacturing, assembly, design/engineering and testing of drones, drone subcomponents and related drone equipment in the Company’s U.S. facilities. The Company also has established manufacturing operations in its Lausanne, Switzerland facility, where it assembles its line of eBee-branded fixed wing drones for AgEagle’s international customer base.

AgEagle’s commitment to its discerning customers has driven its efforts to establish recognized centers of excellence in drone airframes, sensors and software, which, in turn, has driven the the Company’s drone production and distribution operations to actively seek ISO:9001 certification for its Quality Management System (“QMS”), a process that the Company expects to complete within the second quarter of 2025. Demonstrating that the Company delivers consistently high-quality products and services in every aspect of its fixed-wing drone operations, including design, manufacturing, marketing, sales and after-sales. An international certification, ISO:9001 recognizes organizational excellence and good quality practices based on a strong customer focus, robust process approach and proof of continual improvement.

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

Since launching our eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions, we have been awarded a contract from the U.S. Department of Defense’s Defense Innovation Unit (“DIU”), and secured purchase orders from a lead distributor in the United Arab Emirates, and a reseller for French Army surveillance operations.

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

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	Our eBee TAC UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●	Our eBee X series of fixed wing UAS, including the eBee X and eBee TAC, are the first drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament to our commitment to provide best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

●	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report (“DVR”) demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA. Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

●	Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. We leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

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

In April 2021, the FAA’s final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of small UAS over people also went into effect. This rule permits routine operations of small uncrewed aircraft over people, moving vehicles and at night under certain conditions, provided that the operation meets the requirements of one of four operational categories.

On October 27, 2022, AgEagle announced that the Company’s eBee X series of fixed wing UAS were the first and only drones on the market at that time to comply with Category 3 (as defined below) of the Operations of Small Uncrewed Aerial Systems Over People rules published by the FAA. Now that the eBee has proven compliant with Category 3 (as defined below) of the rules, eBee drone operators no longer need an FAA waiver for OOP or Operations Over Moving Vehicles. Category 3 eligible sUAS must not cause injury to a human being that is equivalent to or greater than the severity of injury caused by a transfer of 25 foot-pounds of kinetic energy upon impact from a rigid object, does not contain any exposed rotating parts that could lacerate human skin upon impact with a human being, and does not contain any safety defects. Category 3 aircraft also require FAA-accepted means of compliance and FAA-accepted declaration of compliance.

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

Suppliers

In 2024, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed-wing drones and sensors. As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market. In addition, we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. In 2023, we experienced some supply delays from in our inability to muster funds due to high interest rates and tighter borrowing requirements that continue to crimp borrowing capacity, and thereby hindering our ability to fulfill current and backorders of our products to convert accounts receivables into cash. We may continue to experience potential supply chain disruptions in 2025 for the same reason.

Operating Segment Revenues

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Type	2024	2023
Drones	$6,410,305	$6,197,049
Sensors	6,663,196	7,100,419
Software-as-a-Service (SaaS)	319,276	443,930
Total	$13,392,777	$13,741,398

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

On October 18, 2021 (the “senseFly S.A. Acquisition Date”), the Company entered into a stock purchase agreement with Parrot Drones S.A.S. pursuant to which the Company acquired 100% of the issued and outstanding capital stock of senseFly S.A. from Parrot Drones S.A.S. (the “senseFly S.A. Purchase Agreement”) The aggregate purchase price for the shares of senseFly S.A. is $21 million, less the amount of senseFly S.A.’s debt and subject to a customary working capital adjustment. senseFly S.A. became a wholly-owned subsidiary of the Company as a result.

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

Human Capital Resources

As of March 31, 2025, we employed 50 full-time employees and 2 part-time employees. We acknowledge that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of the Company’s products; and evolve and invest in technology, tools and resources to enable employees at work.

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

Talent Management

We recognize the importance of attracting and retaining the best employees. Our continued success is not only contingent upon seeking out the best possible candidates but also retaining and developing the talent that lies within the organization. We strive to attract, develop, and retain the best and brightest from all walks of life and backgrounds. Our goal is to offer opportunities for employees to improve their skills to achieve their career goals.

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

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of December 31, 2024, our trademark portfolio includes registered and/or pending in various countries and patents in various stages of the patent granting process. We also consider our UAV and sensor manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Registration No.	Registration Date	Status
(RE)DEFINING AGRICULTURAL DRONE SENSING	US	88 /521832	7/18/2019	6078193	6/16/2020	Registered
ALTUM	US	88 /412439	5/2/2019	6823409	8/23/2022	Registered
ALTUM-PT	US	97 /174411	12/15/2021	6918181	12/6/2022	Registered
	Canada	2198057	6/15/2022	1672211	6/15/2022	Registered
	China		6/15/2022	1672211	6/15/2022	Registered
	European Union		6/15/2022	1672211	6/15/2022	Registered
	Japan		6/15/2022		6/15/2022	Registered
	Mexico		6/15/2022		6/15/2022	Registered
	Madrid Protocol	A0124015	6/15/2022	1672211	6/15/2022	Registered
MICASENSE	US	86 /659942	6/11/2015	4922111	3/22/2016	Registered
REDEDGE	US	88 /749873	1/7/2020	6344611	5/11/2021	Registered
REDEDGE-MX	US	88 /749880	1/7/2020	6359035	5/25/2021	Registered
REDEDGE-P	US	97 /105307	11/2/2021	6917109	12/6/2022	Registered
	Canada	2189471	4/29/2022	1664529	4/29/2022	Registered

REDEDGE-P	European Union		4/29/2022	1664529	4/29/2022	Registered
	Japan		4/29/2022	1664529	4/29/2022	Registered
	Mexico		4/29/2022	1664529	4/29/2022	Registered
	Madrid Protocol	A0122452	4/29/2022	1664529	4/29/2022	Registered
THE SENSOR THAT DOESN’T COMPROMISE	US	88 /521846	7/18/2019	6062427	5/26/2020	Registered
AGEAGLE	US	90/837274	7/20/2021	6808302	8/2/2022	Registered
	Canada	2068393	12/3/2020			Pending
SENSEFLY, A KAMBILL COMPANY AND DESIGN	India	5249406	12/16/2021	3020013	7/23/2022	Registered
	Australia	1553690	3/13/2013	1156183	3/13/2013	Registered
	Brazil		3/25/2013	840461313	1/12/2016	Registered
	Brazil		3/25/2013	840461305	3/6/2018	Registered
	Canada	1618501	3/15/2013	TMA932233	3/21/2016	Registered
	China		3/13/2013	1156183	03/13/2013	Registered
	European Union		3/13/2013	1156183	3/13/2013	Registered
EBEE	Russia		3/13/2013	1156183	3/13/2013	Registered
	Switzerland	61158/2012	9/18/2012	638841	1/21/2013	Registered
	US	79128567	3/13/2013	4503673	4/1/2014	Registered
	WIPO		3/13/2013	1156183	3/13/2013	Registered
	United Kingdom	UK00801156183	3/13/2013	UK00801156183	9/21/2016	Registered
EXOM	Australia		1/22/2015	1241930	1/22/2015	Registered
	China		1/22/2015	1241930	1/22/2015	Registered
	European Union		1/22/2015	1241930	1/22/2015	Registered
	Russia		1/22/2015	1241930	1/22/2015	Registered
	South Africa	2015/01806	1/23/2015	2015/01806	6/19/2017	Registered
	Switzerland	59684/2014	8/20/2014	663964	9/24/2014	Registered
	WIPO		1/22/2015	1241930	1/22/2015	Registered
SENSEFLY	Australia		11/8/2011	1100123	11/8/2011	Registered
	Brazil		3/4/2016	910715637	4/17/2018	Registered
	Brazil		3/4/2016	910715580	4/17/2018	Registered
	Canada	1769512	2/25/2016	TMA1013787	1/24/2019	Registered
	China		11/8/2011	1100123	11/8/2011	Registered
	European Union		11/8/2011	1100123	11/8/2011	Registered
	Russia		11/8/2011	1100123	11/8/2011	Registered
	Switzerland	62950/2010	5/8/2011	615741	5/26/2011	Registered
	WIPO			1100123	11/8/2011	Registered
	United Kingdom	UK00801322220	9/9/2016	UK00801322220	5/11/2017	Registered
ALBRIS	Australia	1814255	9/9/2016	1322220	9/9/2016	Registered
	China			1322220	9/9/2016	Registered
	European Union			132220	9/9/2016	Registered
ALBRIS	Russia			132220	9/9/2016	Registered
	Switzerland	53355/2016	3/16/2016	685791	3/30/2016	Registered
	US	79197603	9/9/2016	5178765	4/11/2017	Registered
	WIPO			132220	9/9/2016	Registered
EBEE TAC	Switzerland	15306/2020	10/29/2020	754619	11/6/2020	Registered
	WIPO		4/21/2021	1615756	4/21/2021	Registered

Patents and Pending Patents
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date	Patent No.	Patent Date
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	NP-Filed	62/160732	5/13/15
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	Granted	15/154719	5/13/16	20170352110	12/7/17	10467711	11/5/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	Granted	15/620627	6/12/17	20170358105	12/14/17	10518900	12/31/19
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	NP-Filed	62/350116	6/14/16
MULTI-SENSOR IRRADIANCE ESTIMATION	PCT	Converted	US2017/066524	12/14/17	WO2018/136175	7/26/18
MULTI-SENSOR IRRADIANCE ESTIMATION	US	Granted	16/037952	7/17/18	20180343367	11/29/18	11290623	3/29/22
MULTI-SENSOR IRRADIANCE ESTIMATION	China	Published	201780083888.1	12/14/17	CN110291368A	9/27/19
AERIAL VEHICLE COMPRISING IRRADIANCE SENSOR AND IMAGING DEVICE	Europe	Converted	17892899.0	12/14/17	3571480	11/27/19	3571480	12/11/24
MULTI-SENSOR IRRADIANCE ESTIMATION	Austria Belgium Switzerland/Lichtenstein Germany Denmark Spain Finland France United Kingdom Netherlands Norway Sweden Japan	Granted	2019-529189	12/14/17	2020-515809	5/28/20	7321093	7/27/2023
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	Europe	Published	19892185.0	12/3/19	3890466	10/13/21
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	China	Granted	201980079714.7	12/3/19	CN113226007A	8/6/21	ZL201980079714.7	4/14/2023
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Granted	17 /299258	6/2/21	20220038644	2/3/22	12028588	7/2/2024
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	PCT	Converted	US2019/064296	12/3/19	WO2020/117847	6/11/20
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Allowed	18/744539	6/14/24	2019064296	12/3/19
DIFFUSER FOR IRRADIANCE SENSOR INCLUDING DIFFUSER PROTRUDING FROM EXTERIOR SURFACE	US	Granted	17 /720093	4/13/22	20220333979	10/20/22	12055434	8/6/2024
DIFFUSER FOR LIGHT SENSOR	US	NP-Filed	63 /174929	4/14/21
CAMERA	US	Granted	29/691510	5/16/19			D907099	1/5/21
CAMERA	US	Granted	29/691512	5/16/19			D907100	1/5/21
LIGHT SENSOR	US	Granted	29/691513	5/16/19			D906845	1/5/21
LENS HOUSING	US	Granted	29/691516	5/16/19			D907102	1/5/21

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other filings with the SEC. These filings are available free of charge on the Company’s website, www.ageagle.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

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

We have been operating through our wholly-owned subsidiary, AgEagle Aerial, Inc. for over ten years. It was not until 2021 that we acquired the latest go-to-market airframes, sensors and software technologies of our products. As of December 31, 2024, we had an accumulated deficit of approximately $218.4 million which included net losses of approximately $35.0 million and $42.4 million for the years ended December 31, 2024 and 2023, respectively. We are currently still incurring significant net losses as we continue to invest in our business strategy and grow our business as a result, we cannot guarantee that when we expect to generate sufficient cash flows from operations to be adequate to cover our operating business. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect our business, including our ability to raise additional funds.

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

On March 10, 2023, the Company issued and sold to the Alpha Capital Anstalt (“Alpha” or “Investor”) an additional 3,000 shares of Series F convertible into 2,381 shares of the Company’s common stock, per $1,000 Stated Value per share of Preferred Stock, at a conversion price of $420.00 per share and associated common stock warrant to purchase up to 7,143 shares of common stock at the exercise price of $420.00 per share warrant (the “Additional Warrant”) in a private placement and raised $3,000,000 in gross proceeds. The Additional Warrant is exercisable upon issuance and has a three-year term.

On June 5, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, which included Alpha, (the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company has agreed to issue and sell to Investors (i) 16,720 shares of Common Stock (the “Offering Shares”) at $250.00 per share and (ii) warrants to purchase up to 25,080 shares of common stock (the “Warrants”), exercisable at $380.00 per share (the “Warrant Shares” together with the Warrants and Offering Shares, the “Securities”) and raised gross sales proceeds of $4,180,000. The Warrant is for a term of 5.5 years commencing on the closing date but is not exercisable for the first six months after closing. As a result, pursuant to the Purchase Agreement the Company issued 16,720 shares of Common Stock for proceeds of $3,817,400, net of issuance costs from the offering and warrants to purchase up to 25,080 shares of common stock exercisable at $380.00 per share.

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

Pursuant to the investor notices received by the Company from Alpha and the Assignees on November 15, 2023, delivered in connection with the Assignment, the Investor and the Assignees have provided notices of their desire to purchase 1,850 shares of Preferred Stock (the “November Additional Series F Preferred”) convertible into 14,836 shares of Common Stock (the “November Conversion Shares”) at a conversion price of $124.70 per share and warrants (the “November Additional Warrants”) to purchase up to 14,836 shares of our Common Stock an exercise price of $124.70 per share for an aggregate purchase price of $1,850,000. The November Additional Warrants will be exercisable upon issuance and have a three-year term.

Pursuant to the Investor Notice received by the Company from Alpha, the Company sold to Alpha 650 shares of November Additional Series F Preferred, which are part of the 1,850 shares and are convertible into 5,213 shares of Common Stock at a conversion price of $124.70 per share (which was adjusted to $100.00 per share as a result of the Common Stock Offering) and November Additional Warrants to purchase up to 5,213 shares of our Common Stock an initial exercise price of $124.70 per share (which was adjusted to $100.00 per warrant as a result of the Common Stock Offering) for an aggregate purchase price of $650,000.

On March 6, 2024, in connection with the Assigned Rights, the Company received investor notices from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 16,588 shares of Common Stock at a conversion price of $60.29 and warrants to purchase up to 16,588 shares of Common Stock an exercise price of $60.29 per share for an aggregate purchase price of $1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On April 12, 2024, the Company received an investor notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 28,378 shares of Common Stock, in the aggregate, at a conversion price of $37.00 and warrants to purchase up to 28,378 shares of Common Stock at an exercise price of $37.00 per share (based on the VWAPs of the Company’s common stock for April 9, 2024, April 10, 2024, and April 11,2024) for an aggregate purchase price of $1,050,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On May 31, 2024, the Company received investor notices from Alpha and certain of the Assignees for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 32,659 shares of Common Stock at a conversion price of $32.15 and warrants to purchase up to 32,659 shares of Common Stock at an exercise price of $32.15 per share for an aggregate purchase price of $1,050,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 25, 2024, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 21,598 shares of Common Stock at a conversion price of $23.15 and warrants to purchase up to 21,598 shares of Common Stock at an exercise price of $23.15 per share for an aggregate purchase price of $500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On August 27, 2024, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 24,765 shares of Common Stock at a conversion price of $20.19 and warrants to purchase up to 24,765 shares of Common Stock at an exercise price of $20.19 per share for an aggregate purchase price of $500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On September 30, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Spartan Capital Securities, LLC (the “Placement Agent”) in connection with the issuance and sale by the Company in a public offering (the “Offering”) of 538,000 units (the “Units”), consisting of common units (“Common Units”), each consisting of one share of common stock of the Company, $0.001 par value per share, one Series A warrant (“Series A Warrant”) to purchase one share of common stock and one Series B warrant (“Series B Warrant”) to purchase one share of common stock and pre-funded Units (the “Pre-Funded Units” and together with the Common Units, the “Units”), with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock, resulting in net proceed of $5,677,739.

On October 7, 2024, as part of “October 2024 Offering”, the Company issued and delivered to Alpha 1,500 shares of Series F 5% Convertible Preferred Stock with an aggregate stated value of $1,500,000 and having all the rights and benefits of Series F 5% Convertible Preferred Stock convertible into 1,363,636 shares of Common Stock with a conversion price of $1.10 as of December 31, 2024.

On December 18, 2024, the Company received investor notice from Alpha for the aggregate purchase of 750 shares of Series F Convertible Preferred convertible into 142,857 shares of Common Stock at a conversion price of $5.25 and warrants to purchase up to 142,857 shares of Common Stock at an exercise price of $5.25 per share for an aggregate purchase price of $750,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

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

As of December 31, 2024, the Company had $3.6 million cash on hand and a working capital of $3.1 million. During the year ended December 31, 2024, the Company incurred a net loss of approximately $35.0 million and used cash in operating activities of approximately $6.6 million. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. As the Company will require additional liquidity to continue its operations and meet its financial obligations over the next twelve months, there is substantial doubt about the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

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

We have developed and sold products and services in circumstances where insurance or indemnification may not be available, for example, in connection with the collection and analysis of various types of information. In addition, our products and services raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts, which may create legal issues. Indemnification to cover potential claims or liabilities resulting from the failure of any technologies that we develop or deploy may be available in certain circumstances but not in others. Currently, the uncrewed aerial systems industry lacks a formative insurance market. We may not be able to maintain insurance to protect against all operational risks and uncertainties that our customers confront. Substantial claims resulting from an accident, product failure, or personal injury or property liability arising from our products and services in excess of any indemnity or insurance coverage (or for which indemnity or insurance coverage is not available or is not obtained) could harm our financial condition, cash flows and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

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

Expectations regarding future sales and expenses are largely fixed in the short term. We maintain raw materials and finish goods at a volume we feel is necessary for anticipated distribution and sales. Therefore, we may not be able to reduce costs in a timely manner to compensate for any unexpected shortfalls between forecasted and actual sales. Additionally, the countries in which we purchase raw materials from to manufacture our finished product could become subject to new trade restrictions, including increased taxation on imported goods, customs restrictions, tariffs or quotas.

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

These activities, if successful, create risks such as, among others: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) potential unknown or unquantifiable liabilities associated with the target company; and (v) diversion of management’s attention from other business concerns. Moreover, these transactions could involve: (a) substantial investment of funds or financings by issuance of debt or equity securities; (b) substantial investment with respect to technology transfers and operational integration; and (c) the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of our existing shareholders or result in the issuance of, or assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources. Any such activities may not be successful in generating revenue, income or other returns, and any resources we committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access the capital markets on acceptable terms or at all, we may not be able to consummate acquisitions or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities or address risks associated with acquisitions or investments in businesses may negatively affect our operating results.

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

Our Common Stock closed as high as $112.40 and as low as $1.61 per share between January 1, 2024 and December 31, 2024 on NYSE American, post-split.

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

These measures are to be seamlessly integrated into our broader operational risk management framework aimed at minimizing exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization. We are aware of the risks associated with third-party service providers and have implemented policies and processes to oversee and assist with managing these risks. Our management team evaluates third-party providers before engagement and monitors these providers on an ongoing basis commensurate with the level of risk and complexity of the relationship with, and the activities performed by, such providers. This approach is designed to help identify and mitigate risks related to data breaches or other cybersecurity incidents originating from third-parties in order to better protect our assets and data.

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

The Chief Operating Officer oversees our information security programs, including cybersecurity initiatives, and is integrated into our Cybersecurity Incident response process. The Audit committee oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

ITEM 2. PROPERTIES

As of December 31, 2024, the Company is a party to the following non-cancellable operating leases for manufacturing facilities and office space:

Location	Purpose	Initial Term (months)	Lease Expiration Date
8201 E. 34th North Suite 1307 Wichita, Kansas	Manufacturing Facility & Corporate Headquarters	36	October 31, 2026
Route de Genève 38 1033 Cheseaux-sur-Lausanne, Switzerland	Distribution & Assembly Facility & Offices	60	April 30, 2028
1300 N. Northlake Way Seattle, Washington (Subleased)	Offices	60	December 31, 2026

As of December 31, 2024, the Company held properties in Wichita, KS, Lausanne, Switzerland; and Seattle, WA and represent non-cancellable lease obligations assumed by the Company as a result of its 2021 business acquisitions of senseFly S.A., senseFly Inc., Measure Global Inc., and MicaSense, Inc., respectively.

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

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as reported by the New York Stock Exchange. The table represents the price closures for fiscal year 2024, prior to the approved reverse stock split as of October 14, 2024, as well as the adjusted 50 for 1 reverse stock split on an historical basis for comparison.

2024	High Pre Split	High Post Split 50:1	Low Pre Split	Low Post Split 50:1
First Quarter	$2.25	$112.40	$0.68	$34.00
Second Quarter	$0.79	$39.68	$0.49	$24.34
Third Quarter	$0.49	$24.42	$0.09	$4.71
Fourth Quarter	$0.18	$8.94	$0.03	$1.61

2023	High Pre Split	High Post Split 50:1	Low Pre Split	Low Post Split 50:1
First Quarter	$11.60	$580.00	$7.00	$350.00
Second Quarter	$10.00	$500.00	$4.40	$220.00
Third Quarter	$5.20	$260.00	$3.20	$160.00
Fourth Quarter	$3.60	$180.00	$2.00	$100.00

As of March 31, 2025, we had approximately 285 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table sets forth information as of the fiscal year ended December 31, 2024 about our equity compensation plan and arrangements.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,349	$33.63	3,473
Equity compensation plans not approved by stockholders	—	—	—
	7,349	$33.63	3,473

Recent Sales of Unregistered Securities

On March 6, 2024, the Company received an investor notice from Alpha and the Assignees for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 16,588 shares of Common Stock at an initial conversion price of $60.29 and warrants to purchase up to 16,588 shares of Common Stock at an initial exercise price of $60.29 (the “Warrants”) per share for an aggregate purchase price of $1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On April 12, 2024, the Company received an investor notice from Alpha for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 28,378 shares of Common Stock, in the aggregate, at an initial conversion price of $37.00 and warrants to purchase up to 28,378 shares of Common Stock at an initial exercise price of $37.00 per share (based on the VWAPs of the Company’s common stock for April 9, 2024, April 10, 2024, and April 11, 2024) for an aggregate purchase price of $1,050,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On May 31, 2024, the Company received investor notices from Alpha and certain of the Assignees for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 32,659 shares of Common Stock at an initial conversion price of $32.15 and warrants to purchase up to 32,659 shares of Common Stock at an initial exercise price of $32.15 per share for an aggregate purchase price of $1,050,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 25, 2024, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 21,598 shares of Common Stock at a conversion price of $23.15 and warrants to purchase up to 21,598 shares of Common Stock at an exercise price of $23.15 per share for an aggregate purchase price of $500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On August 27, 2024, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 24,765 shares of Common Stock at an initial conversion price of $20.19 and warrants to purchase up to 24,765 shares of Common Stock at an initial exercise price of $20.19 per share for an aggregate purchase price of $500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On December 18, 2024, the Company received investor notice from Alpha for the aggregate purchase of 750 shares of Series F Convertible Preferred convertible into 142,857 shares of Common Stock at an initial conversion price of $5.25 and warrants to purchase up to 142,857 shares of Common Stock at an initial exercise price of $5.25 per share for an aggregate purchase price of $750,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

The Series F Preferred Stock and the Warrants, except those issued pursuant to placement agent agreements, include pricing adjustments for stock splits, dividends, recapitalization and subsequent equity sales and issuance of equity-linked instruments.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2024 by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of the Exchange Act.

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

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

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we manufacture drones in Lausanne, Switzerland. We also operate a distribution and service center for our drone products in Raleigh, North Carolina. which supports our international business activities.

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

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

●	Innovation – committed to driving forward with positive change, our team is committed to innovate in technology, strategies, and cross-department initiatives.

●	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

●	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Establish three centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps attract and retain highly skilled professionals. We believe this culture is key to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

●	Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing, and potential for generation of returns, and thereby its priority. This process helps us make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs within our current target markets and in emerging markets that can benefit from innovations in artificial intelligence-enabled robotics and data capture and analytics.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we have earned ISO:9001 international certification for our Quality Management System.

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

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company and positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States. We further believe it will improve the business applications made possible by our drone platform for a wide range of commercial enterprises which stand to benefit from adoption of drones in their businesses – particularly those in industries such as insurance for assessment of storm damage, telecommunications for network coverage mapping and energy for powerline and pipeline inspections, just to name a few.

●	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA.Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the reserve for obsolete inventory, stock options and consideration, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

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

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Contract liabilities are short-term in nature and are expected to be recognized in the next fiscal year. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed.

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

As of December 31, 2024 and 2023, our goodwill balance was $4.5 million and $7.4 million, respectively, after goodwill impairment charges recognized during the years ended December 31, 2024 and 2023 of $2.9 million and $15.8 million, respectively. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available, and segment management regularly reviews the operating results which is referred to as a reporting unit.

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

As of December 31, 2024, we performed our annual goodwill impairment tests for our Sensor reporting unit. The results of our annual impairment test indicated that the fair value of the sensors reporting unit was less than their carrying amount, indicating an impairment. As of December 31, 2024, the Company recorded an aggregate goodwill impairment charge of $2.9 million. This impairment charge is based on the excess carrying value of the reporting units over their fair values.

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

Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings. Intangible assets balance as of December 31, 2024 and 2023 was $2.0 million and $2.6 million, respectively. Additionally, as of December 31, 2023 the Company recorded an aggregate intangible assets impairment of $5.9 million, no intangible impairment was recorded for the same period during the year ended December 31, 2024.

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

Results of Operations

Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023

Revenues

For the year ended December 31, 2024, revenues were $13.4 million as compared to $13.7 million during the year ended December 31, 2023, a decrease of $0.3 million, or 2.2%. The decline in revenues is mainly due to the, RedEdge-P and Altum-PT™ panchromatic sensors of $0.4 million, $0.1 million of our SaaS subscription services related to our HempOverview and Ground Control platforms, offsetting with the increase of the eBee drone products of $0.2 million. For the sensors, the declines are attributed to the challenge to secure financing for the component parts to meet demand while at the same time utilizing the operating capital to expedite the eBee VISION completion.

Cost of Sales

For the year ended December 31, 2024, cost of sales was $7.1 million as compared to $8.3 million during 2023, a decrease of $1.2 million, or 14.5%. The primary factors contributing to the decrease in our cost of sales and the increase gross profit margin were due to the historical inventory adjustments and new bill of material system implementation.

Gross Profit

For the year ended December 31, 2024, gross profit was $6.3 million as compared to $5.5 million for the year ended December 31, 2023, an increase of $0.8 million or 14.5%. For the year ended December 31, 2024, gross profit margin was 47.0% as compared to 39.8% for the year ended December 31, 2023. The increase in gross profit margin was a result of our drone products along with significant price reduction in the second and third quarter of 2023 to stimulate market demand and bring us in line specifically with competitive products manufactured in China. During the 2024 calendar year pricing of products stabilized increasing gross profit.

General and Administrative Expenses

For the year ended December 31, 2024, general and administrative expenses were $9.6 million as compared to $13.6 million for the prior year ended December 31, 2023, resulting in a decrease of $4.0 million, or 29.4%. The decrease was driven by reduction in employee payroll related costs due to integration of roles, ERP consulting integration costs, less stock compensation costs offset by increased shareholder annual meeting costs.

Research and Development

For the year ended December 31, 2024, research and development expenses were $4.0 million as compared to $5.5 million for the year ended December 31, 2023, a decrease of $1.5 million or 27.3%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the year ended December 31, 2024, sales and marketing expenses were $2.4 million as compared to $3.7 million for the year ended December 31, 2023, a decrease of $1.3 million, or 35.1%. The decrease was primarily due to a reduction in headcount, travel, tradeshows, general marketing activities, along with a decrease in consulting expenses offset by an increase with in-person demos, particularly for the new ebee VISON.

Impairment

Goodwill Impairment

For the year ended December 31, 2024, goodwill impairment was $2.9 million. The impairment was attributable to the goodwill related to our sensor reporting unit, specifically due to lower sales compared to forecasted sales along with the declining market conditions. For the year ending December 31, 2023, the company recorded a goodwill impairment of $15.8 million. The impairment was attributable to the goodwill related to our SaaS and sensor reporting units, specifically due to lower sales compared to forecasted sales along with the declining market conditions.

Intangible Impairment

The annual intangible impairment conducted during the fourth quarter of 2024 indicated no impairment. The annual intangible impairment conducted during the fourth quarter of 2023 indicated that the fair value of the SaaS and the Company’s Drones reporting units were less than carrying value. Accordingly, the Company recorded an impairment charge to SaaS and Drones units of $2.4 million and $3.5 million, respectively, which is included in “Impairment” on the accompanying consolidated statements of operations and comprehensive loss.

Other Income (Expenses), net

For the year ended December 31, 2024, other expenses, net for the Company reported a loss of $22.4 million as compared to a $3.3 million loss for the year ended December 31, 2023. The fluctuation of $19.1 million was primarily due to the $15.3 million on loss on equity financing, $1.6 million of loss on debt extinguishment, and $8.4 million interest on the Promissory Note and Note Payable, offset by the $3.1 million gain on change in fair value of warrant liabilities.

Net Loss

For the year ended December 31, 2024, the Company incurred a net loss of $35.0 million as compared to a net loss of $42.4 million for the year ended December 31, 2023, a decrease in loss of $7.4 million or 17.4%. Overall, the net loss decrease is primarily a result of a $25.7 million decrease in operating expenses from 2023 to 2024. This was offset with an increase of $15.3 million on loss of equity financing that was not recognized in 2023.

Cash Flows

For the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

As of December 31, 2024, cash on hand was $3.6 million, an increase of $2.8 million or 350%, as compared to $0.8 million as of December 31, 2023. For the year ended December 31, 2024, cash used in operations was $6.6 million, a decrease of $4.4 million, as compared to $11.0 million for the year ended December 31, 2023. The decrease in cash used in operating activities was principally driven by lower operating expenses which included significantly lower inventory purchases, prepaids, accounts payable, accrued expenses and contract liabilities.

For the year ended December 31, 2024, cash used in investing activities was $0.1 million, a decrease of $0.7 million as compared to $0.8 million for the year ended December 31, 2023. The decrease in cash used in our investing activities resulted mainly from a decrease in platform and internal-use software costs along with purchases of property and equipment.

For the year ended December 31, 2024, cash provided by financing activities was $9.5 million an increase of $0.9 million, or 10.5% as compared to cash provided of $8.6 million for the year ended December 31, 2023. The increase in cash provided by our financing activities was due to exercise of Series B warrants, conversion of warrants issued with Series F shares, sale of Common stock and warrant liabilities and the sale of Series F Preferred stock.

Liquidity and Capital Resources

As of December 31, 2024, we had a working capital of $3.1 million. For the year ended December 31, 2024, we incurred a loss from operations of $12.6 million, a decrease of $26.5 million, as compared to $39.2 million for the year ended December 31, 2023. Further, we utilized our cash in our operating activities of $6.6 million, a decrease of $4.4 million as compared to $11.0 million for the year ended December 31, 2023.

During the year ended December 31, 2024, we raised $15.7 million in equity from the additional sale of Series F Preferred Stock and The Offering of our Common Stock, sales of common stock offering, and for the conversion of warrants of Series B.

During the year ended December 31, 2023, we raised $8.6 million in equity from the additional sale of Series F Preferred Stock and Offering of our Common Stock and for the conversion of warrants.

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

Off-Balance Sheet Arrangements

On December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of principal and interest payments for loans made under the COVID program in Switzerland, defined benefit plan obligations, principal and interest payments for operating leases and other purchase obligations. See Notes 6, 10, 12 and 13 to the consolidated financial statements for amounts outstanding as of December 31, 2024, for these contractual obligations.

Inflation

During the year ended December 31, 2024, inflation has had a negative impact on the uncrewed aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-50, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, and concluded that the Company’s disclosure controls and procedures were not effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was not effective as of December 31, 2024, based on these criteria.

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

We have amended the 2024 filings impacted by this identified error. The Company has also engaged an external consultant with technical accounting expertise to assist the Company with the technical documentation and accounting for significant and unusual transactions.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Plan

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 (our “Proxy Statement”).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)
3.2	Certificate of Designation to Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated herein by reference as Exhibit 3.2 on Annual Report Form 10-K filed on April 4, 2023)
3.3	Certificate of Designation of Articles of Incorporation (incorporated by reference as Exhibit 3.3 on Annual Report Form 10-K filed on April 4, 2023)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated herein by reference as Exhibit 4.1 on Current Report Form 8-K filed on March 11, 2015)
3.5	Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)
3.6	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 on the Form 8-K filed on March 29, 2018)
3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2011)
3.8	Amendment to Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2018)
3.9	Amendment to Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 29, 2018)
3.10	Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)
3.11	Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 to the Form 8-K filed on March 29, 2018)
3.12	Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc. (incorporated by reference from Exhibit 3.6 on Form 8-K filed on March 29, 2018)
3.13	Second Amended and Restated Bylaws of AgEagle Aerial Systems, Inc., as currently in effect (incorporated by reference from Exhibit 3.1 on Form 8-K filed on January 25, 2023)
3.14	Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 10-K filed on April 4, 2023)
3.15	Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)
3.16	Certificate of Designation for the Series F 5% Convertible Preferred Stock filed with the Nevada Secretary of State on June 29, 2022 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 30, 2022)
3.17	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 9, 2024)
3.18	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on December 20, 2024 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 20, 2024)
3.19	Certificate of Change, as filed with the Secretary of State of Nevada on October 4, 2024 (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on October 15, 2024)
4.1*	Description of Registrant’s Securities
4.2	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2022)
4.3	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 14, 2023)
4.4	Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 6, 2023)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 16, 2023)
4.6	Form of Placement Agent Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.2 of Form 8-K filed on November 16, 2023)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K Filed on June 5, 2024)
4.8	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 On Form 8-K filed on October 2, 2024)
4.9	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 On Form 8-K filed on October 2, 2024)
4.10	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 On Form 8-K filed on October 2, 2024)

10.1+	2017 Equity Incentive Plan of the Registrant (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018)
10.2	Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)
10.3	8% Original Issue Discount Promissory Note, dated December 6, 2022 (Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 6, 2022)
10.4	Placement Agency Agreement, dated June 5, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed June 6, 2023).
10.5	Securities Purchase Agreement, dated June 5, 2023 (incorporated by reference to Exhibit 10.2 on Form 8-K filed June 6, 2023).
10.6	Warrant Exchange Agreement dated September 15, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 15, 2023)
10.7	Note Amendment Agreement, dated August 14, 2023 by and between AgEagle Aerial Systems Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 14, 2023)
10.8	Second Note Amendment Agreement dated October 5, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 6, 2023)
10.9	Engagement Agreement with Dawson James Securities Inc., dated November 15, 2023 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2023)
10.10	Form of Assignment, Waiver and Amendment Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 16, 2023)
10.11	Form of Securities Purchase Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 16, 2023)
10.12	Offer Letter, dated as of November 28, 2023, between AgEagle Aerial Systems, Inc. and Mark DiSiena (incorporated by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2023)
10.13	Executive Employment Agreement, dated as of December 28, 2023 between AgEagle Aerial Systems, Inc. and Mark DiSiena (incorporated by reference as Exhibit 10.1 on Form 8-K filed on December 29, 2023).
10.14	Interim CEO Agreement, dated as of December 28, 2023 between AgEagle Aerial Systems, Inc. and Concepts to Capabilities Consulting, LLC (incorporated by reference as Exhibit 10.2 on Form 8-K filed on December 29, 2023).
10.15	Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 30, 2024)
10.16	Series F Amendment Agreement dated February 8, 2024 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on February 8, 2024)
10.17	Securities Exchange Agreement dated February 8, 2024 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on February 8, 2024)
10.18	Convertible Promissory Note dated February 8, 2024 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on February 8, 2024)
10.19	Statement of Work Agreement by and between AgEagle Aerial Systems Inc. and Mark DiSiena, dated September 27, 2023 (incorporated by reference to Exhibit 10.1 on Form 10-K filed on October 19, 2023).
10.20	Form of Warrant Exercise Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 7, 2024)
10.21	Securities Purchase Agreement, dated June 26, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 30, 2022)

10.22	Lock-Up Agreement, dated June 26, 2022 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 30, 2022)
10.23	Consulting Agreement, dated November 14, 2024, by and between the Company and Adrienne Anderson (incorporated by reference to Exhibit 99.1 On Form 8-K filed on November 18, 2024)
10.24	Placement Agency Agreement, dated September 30, 2024, between AgEagle Aerial Systems Inc. and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 1.01 On Form 8-K filed on October 2, 2024)
10.25	SPA Amendment Agreement, dated July 25, 2024, by and between AgEagle Aerial Systems, Inc., and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 On Form 8-K filed on July 25, 2024)
10.26	Note Amendment Agreement, dated July 25, 2024, by and between AgEagle Aerial Systems, Inc., and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.2 On Form 8-K filed on July 25, 2024)
10.27	Agreement for the Future Purchase and Sale of Future Receipts, dated June 21, 2024 (incorporated by reference to Exhibit 10.1 On Form 8-K filed on June 26, 2024).
10.28	Form of Assignment, Waiver and Amendment Agreement, dated May 31, 2024, by and between AgEagle Aerial Systems Inc. and Alpha Capital Anstalt and the other parties thereto (incorporated by reference to Exhibit 10.1 On Form 8-K filed on June 5, 2024).
10.29	Executive Employment Agreement, dated April 15, 2024 between AgEagle Aerial Systems, Inc. and William Irby (incorporated by reference to Exhibit 10.1 On Form 8-K filed on April 18, 2024).
10.30	Series F SPA Amendment Agreement, dated February 8, 2024, by and between AgEagle Aerial Systems, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 On Form 8-K filed on February 8, 2024).
10.31	Securities Exchange Agreement, dated February 8, 2024, by and between AgEagle Aerial Systems, Inc. and the Holders set forth on the signature page thereto (incorporated by reference to Exhibit 10.2 On Form 8-K filed on February 8, 2024).
10.32	Convertible Note, dated January 8, 2024, issued by AgEagle Aerial Systems Inc. (incorporated by reference to Exhibit 10.3 On Form 8-K filed on February 8, 2024).
10.33	Omnibus Agreement, dated September 30, 2024, by and between AgEagle Aerial Systems, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 On Form 8-K filed on October 2, 2024).
14.1	Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018).
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of WithumSmith+Brown, PC., an independent registered public accounting firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: March 31, 2025	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: March 31, 2025	By:	/s/ Adrienne Anderson
Adrienne Anderson
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	March 31, 2025
William Irby	(Principal Executive Officer)

/s/ Adrienne Anderson	Interim Chief Financial Officer	March 31, 2025
Adrienne Anderson	(Principal Financial and Accounting Officer)

/s/ Brent Klavon	Director	March 31, 2025
Brent Klavon

/s/ Kevin Lowdermilk	Director	March 31, 2025
Kevin Lowdermilk

/s/ L B Day	Director	March 31, 2025
L B Day

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and other finite-lived intangibles – impairment assessment

As described in Note 2, Note 4, and Note 5 to the consolidated financial statements, management evaluates goodwill and other finite-lived intangible assets on an annual basis, or more frequently if impairment indicators exist, at each reporting unit level. The Company estimates the fair value of the equity related to each reporting unit by weighting the results from the income approach and the market approach. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on ten-year financial forecasts developed by management that include revenue projections, future operational costs, and investments in working capital to support anticipated revenue growth. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require investing their capital in its reporting units. The market approach utilizes the guideline public company and guideline transaction methods. Additionally, the fair value of the finite-lived intangible assets was valued using an undiscounted cash flow.

The determination of fair value of the asset requires significant judgement and estimation. Based on the methodology described above, the Company recorded an impairment adjustment to the goodwill asset.

Prior to the goodwill impairment adjustment, the fair value of the goodwill of the Sensors reporting unit amounted to $7.4 million. The Company determined that the reporting unit was impaired. Accordingly, the Company recorded a $2.9 million impairment charge.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment as a critical audit matter was the significant judgement by management to determine the fair value estimates, which in turn led to a high degree of auditor judgement, subjectivity and effort in performing procedures and in evaluating management’s significant assumptions in determining fair value, including the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

Our audit procedures related to the impairment assessment of the Company’s reporting units included the following, among others:

●	Evaluating management’s process for determining the fair value of its reporting unit.

●	Evaluating the appropriateness of the valuation methods utilized.

●	Evaluating management’s ability to accurately forecast future revenue and operational costs by comparing prior year forecasts to actual results in the current year.

●	Testing the reasonableness of the forecasts and consistency with the historical performance of the Company.

●	Evaluating the consistency of external market and industry data.

●	Testing the completeness and accuracy of the underlying data utilized by management in the methodologies to determine estimated fair value.

●	Evaluating the reasonableness of the discount rate utilized in the discounted cash flow model with the assistance of our internal valuation specialists.

Accounting for and Valuation of Liability Classified Derivative Financial Instruments

As described in Note 2, Note 9, and Note 11 to the consolidated financial statements, the Company accounts for its derivative financial instruments, which include Series A warrants and Series B warrants, based on an assessment of the instruments’ specific terms and the applicable accounting standards. The derivative financial instruments, classified as liabilities, are stated at fair value at each reporting period with the change in fair value recorded in the statement of operations. The fair value of the Series A warrants on the date of issuance and at year end as of December 31, 2024 were estimated using a Black Scholes model as compared to a current value model to capture the alternative cashless exercise value. The fair value of the Series B warrants on the date of issuance and at year end as of December 31, 2024 were estimated using a Black Scholes model and a Full-Ratchet Strike Reset Option model. At issuance, the fair value of the Series A and Series B warrants was approximately $19.5 million, which resulted in a loss on equity financing of approximately $15.3 million. As of December 31, 2024, the fair value of Series A warrants and Series B warrants was approximately $16.4 million, resulting in approximately $3.1 million of gain related to the change in fair value for the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the derivative financial instruments as a critical audit matter are: (i) the significant judgment used by management when determining the valuation method; (ii) management’s significant assumptions related to the implied volatility and probability of subsequent equity sales; (iii) the high degree of auditor judgment, subjectivity, and effort used in performing procedures and evaluating audit evidence related to the accounting for the fair value of the derivative financial instruments, and (iv) the audit effort involved in the use of professionals with specialized skill and knowledge.

Our audit procedures related to the accounting for and valuation of liability classified derivative financial instruments included the following, among others:

●	Obtaining an understanding of and evaluating management’s process for accounting for and determining the fair value of the derivative financial instruments.

●	Evaluating the appropriateness of the valuation methods and assumptions utilized to determine the fair value of the derivative financial instruments.

●	Evaluating the professional credentials of management’s valuation specialist.

●	Utilizing professionals with specialized skills and knowledge to assist in (i) evaluating management’s methodology to determine fair value (ii) testing the mathematical accuracy of the models; and (iii) evaluating the reasonableness of the significant assumptions related to implied volatility.

●	Testing the completeness and accuracy of the underlying data utilized by management in the models.

Accounting for Down Round Triggers and Deemed Dividends

As described in Note 9 to the consolidated financial statements, the Company has equity-linked instruments that include down round provisions in which the conversion or exercise price is adjusted down upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the conversion or exercise price of the equity-linked instrument. Upon a down round provision being triggered, the Company will compute the incremental value provided to the holder of the equity instrument for the reduction in the conversion or exercise price using a Black Scholes model. The Company determines the incremental value by computing the fair value of the equity-linked instrument prior to and after the down round provision trigger. During the year ended December 31, 2024, there were four down round triggers that occurred which resulted in deemed dividends totaling approximately $17.8 million.

The principal considerations for our determination that performing procedures relating to the accounting for down round triggers and deemed dividends as a critical audit matter are: (i) the significant judgment by management when determining the valuation method; (ii) management’s significant assumptions related to the implied volatility used in the Black Scholes model; and (iii) the high degree of auditor effort used in performing procedures and evaluating audit evidence related to the accounting for the down round triggers and the deemed dividends

Our audit procedures related to accounting for down round triggers and deemed dividends included the following, among others:

●	Obtaining an understanding of and evaluating management’s process for calculating and accounting for deemed dividends.

●	Evaluating the appropriateness of the valuation methods and assumptions utilized to determine the amount of deemed dividends.

●	Testing the mathematical accuracy of the Black Scholes calculation.

●	Evaluating the reasonableness of the assumptions related to implied volatility.

●	Testing the completeness and accuracy of the underlying data utilized by management in the models.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

Orlando, Florida

March 31, 2025

PCAOB ID Number 100

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$3,613,996	$819,024
Accounts receivable, net	1,432,470	2,057,546
Inventories, net	5,475,857	6,936,980
Prepaid and other current assets	425,182	548,561
Notes receivable	—	185,000
Total current assets	10,947,505	10,547,111

Property and equipment, net	455,592	799,892
Right-of-use assets	2,511,572	3,525,406
Intangible assets, net	1,956,304	2,615,281
Goodwill	4,459,644	7,402,644
Other assets	250,937	265,567
Total assets	$20,581,554	$25,155,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,786,492	$3,062,794
Accrued liabilities	2,360,775	1,944,352
Convertible note	1,333,333	4,504,500
Other short-term loan	99,735	—
Contract liabilities	148,054	226,316
Current portion of lease liabilities	921,038	901,925
Current portion of COVID loan	237,464	391,545
Total current liabilities	7,886,891	11,031,432

Long-term portion of lease liabilities	1,646,878	2,721,743
Long-term portion of COVID loan	274,389	489,037
Warrant liabilities	16,400,000	—
Defined benefit plan obligation	115,355	216,133
Total liabilities	26,323,513	14,458,345

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 5,935 shares issued and outstanding as of December 31, 2024, and 6,075 shares issued and outstanding as of December 31, 2023	6	6
Common Stock, $0.001 par value, 200,000,000 and 250,000,000 shares authorized as of December 31, 2024 and 2023, respectively, 9,661,664 (i) and 140,521 (i) shares issued and outstanding as of December 31, 2024 and 2023, respectively	9,662	141
Additional paid-in capital	212,715,967	176,174,197
Accumulated deficit	(218,381,218)	(165,583,091)
Accumulated other comprehensive income (loss)	(86,376)	106,303
Total stockholders’ equity (deficit)	(5,741,959)	10,697,556
Total liabilities and stockholders’ equity (deficit)	$20,581,554	$25,155,901

(i)	Adjusted for the effect of a 50:1 reverse stock split that was effective October 14, 2024 (see Note 1).

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Revenues	$13,392,777	$13,741,398
Cost of sales	7,104,141	8,278,158
Gross profit	6,288,636	5,463,240

Operating expenses:
General and administrative	9,580,137	13,602,791
Research and development	3,969,517	5,523,541
Sales and marketing	2,431,351	3,731,660
Impairment charge	2,943,000	21,755,360
Total operating expenses	18,924,005	44,613,352
Loss from operations	(12,635,369)	(39,150,112)

Other income (expense):
Interest expense	(8,387,794)	(948,564)
Loss on debt extinguishment	(1,572,512)	(1,933,368)
Loss on equity financing	(15,305,761)	—
Gain on change in fair value of warrant liabilities	3,094,000	—
Gain on disposal of fixed assets	13,522	—
Other expense, net	(247,759)	(389,693)
Total other expense, net	(22,406,304)	(3,271,625)
Net loss before provision for income taxes	(35,041,673)	(42,421,737)
Provision for income taxes	—	—
Net loss	(35,041,673)	(42,421,737)
Accrued dividends on Series F Preferred Stock	(234,439)	(339,631)
Deemed dividends on Series F Preferred Stock and Warrants	(17,756,454)	(11,607,910)
Net loss attributable to common stockholders	$(53,032,566)	$(54,369,278)

Net loss per common share - Basic and Diluted - (i)	$(46.24)	$(514.90)

Weighted average number of shares outstanding during the period — Basic and Diluted (i)	1,146,981	105,592

Comprehensive loss:
Net loss	$(35,041,673)	$(42,421,737)
Amortization of unrecognized periodic pension costs	10,246	(244,323)
Foreign currency cumulative translation adjustment	(202,925)	340,543
Total comprehensive loss, net of tax	$(35,234,352)	$(42,325,517)

(i)	Adjusted for the effect of a 50:1 reverse stock split that was effective October 14, 2024 (see Note 1)

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	5,863	$6	88,466,613	$88,467	$154,679,363	$10,083	$(111,553,444)	$43,224,475
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(84,043,282)	(84,043)	84,043	—	—	—
Effect on existing shares due to Reverse Split on October 14, 2024			(4,334,864)	(4,335)	4,335	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	4,850	5	—	—	4,674,995	—	—	4,675,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(4,638)	(5)	27,805	28	(23)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(339,631)	—	—	(339,631)
Deemed dividend on Series F Preferred Stock	—	—	—	—	11,607,910	—	(11,607,910)	—
Sale of Common Stock, net of issuance costs	—	—	18,220	18	3,967,382	—	—	3,967,400
Conversion of warrants issued with promissory note and incremental value modification	—	—	5,000	5	190,495	—	—	190,500
Issuance of restricted Common Stock	—	—	1,029	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	1,305,329	—	—	1,305,329
Amortization of unrecognized periodic pension costs	—	—	—	—	—	(244,323)	—	(244,323)
Foreign currency cumulative translation adjustment	—	—	—	—	—	340,543	—	340,543
Net loss	—	—	—	—	—	—	(42,421,737)	(42,421,737)
Balance as of December 31, 2023	6,075	$6	140,521	$141	$176,174,197	$106,303	$(165,583,091)	$10,697,556
Fractional effect on existing shares due to Reverse Split on October 14, 2024	—	—	321	—	—	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	6,350	6	—	—	4,774,994	—	—	4,775,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(6,490)	(6)	200,645	201	(195)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	1,597	2	99,998	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(234,439)	—	—	(234,439)
Exercise of warrants issued with Series F	—	—	16,590	17	497,684	—	—	497,701
Stock-based compensation expense	—	—	—	—	80,606	—	—	80,606
Issuance of Restricted Common Stock	—	—	688	—	—	—	—	—
Reduction of Conversion Price on Convertible Note	—	—	—	—	6,351,221	—	—	6,351,221
Debt Extinguishment on modification of Convertible Note	—	—	—	—	1,572,512	—	—	1,572,512
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	17,756,454	—	(17,756,454)	—
Sale of Common Stock and warrant liabilties, net of issuance costs	—	—	538,000	538	(538)	—	—	—
Legal fees incurred on financing activities	—	—	—	—	(615,082)	—	—	(615,082)

Alternate Cashless Exercise of Series A Warrants	—	—	6,309,074	6,309	(6,309)	—	—	—
Exercise of Series B Warrants	—	—	2,454,228	2,454	4,764,864	—	—	4,767,318
Issuance Cost on Series F as consideration for Omnibus Agreement	—	—	—	—	1,500,000	—	—	1,500,000
Amortization of unrecognized periodic pension costs	—	—	—	—	—	10,246	—	10,246
Foreign currency cumulative translation adjustment	—	—	—	—	—	(202,925)	—	(202,925)
Net loss	—	—	—	—	—	—	(35,041,673)	(35,041,673)
Balance as of December 31, 2024	5,935	$6	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,041,673)	$(42,421,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	2,943,000	15,776,767
Intangibles impairment	—	5,899,307
Lease impairment	—	79,287
Stock-based compensation	80,606	1,305,329
Depreciation and amortization	1,076,081	3,811,770
Defined benefit plan obligation and other	(88,777)	93,692
Gain on disposal of property and equipment	(13,522)	—
Interest added to convertible note payable	1,164,590	—
Interest expense for reduction in convertible note conversion price	6,351,221	—
Amortization of debt discount and warrant modification	1,116,735	612,712
Loss on equity financing	15,305,761	—
Gain on change in fair value of warrant liabilities	(3,094,000)	—
Loss on debt extinguishment	1,572,512	1,933,368
Changes in assets and liabilities:
Accounts receivable	593,038	223,457
Inventories	1,248,186	53,178
Prepaid expenses and other current assets	199,652	543,703
Accounts payable	(281,367)	1,105,947
Accrued liabilities and other liabilities	185,000	44,499
Contract liabilities	(74,215)	(280,685)
Other	185,000	263,029
Net cash used in operating activities	(6,572,172)	(10,956,377)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(49,485)	(215,357)
Proceeds from the sale of property and equipment	27,510	-
Capitalization of platform development costs	—	(357,724)
Capitalization of internal-use software costs	(72,102)	(203,889)
Net cash used in investing activities	(94,077)	(776,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock and warrant liabilities	5,688,239	3,967,400
Exercise of Series B warrants	4,767,318	—
Sale of Series F preferred stock	4,775,000	4,675,000
Repayments on COVID loans	(318,793)	(91,856)
Payments on convertible note	(4,235,757)	—
Conversion of warrants issued with Series F shares	497,701	—
Other short-term loan	(1,017,000)	—
Legal fees incurred on financing activities	(615,082)	—
Net cash provided by financing activities	9,541,626	8,550,544

Effects of foreign exchange rates on cash flows	(80,405)	(348,010)

Net change in cash	2,794,972	(3,530,813)
Cash at beginning of year	819,024	4,349,837
Cash at end of year	$3,613,996	$819,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$2,281,325	$—
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset and liability	$—	$212,756
Conversion of Preferred Stock, Series F Convertible to Common Stock	201	27,805
Dividends on Series F Preferred Stock	$234,439	$339,631
Deemed dividend on Series F Preferred stock and warrant	$17,756,454	$11,607,910
Principal on convertible note converted to common stock	$100,000	—
Alternate cashless exercise of Series A Warrants	$6,309	—

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1 – Description of Business

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company” or “we”, “our”, or “us”) is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

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

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”). Founded in 2020, Measure served a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (“SaaS”), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. In 2024, we made the strategic decision to not renew any SaaS subscriptions. As of December 31, 2024, Measure no longer had operations. We do not anticipate this decision to have a significant effect on the Company’s consolidated financial position or financial results. In 2025, we sold the Measure domain name (see Note 17).

In October 2021, AgEagle acquired senseFly S.A. and concurrent with the acquisition, AgEagle Aerial, Inc. (“AgEagle Aerial”), a wholly owned subsidiary of AgEagle, acquired senseFly Inc. Collectively senseFly S.A. and senseFly, Inc. are referred to as “senseFly”. Founded in 2009, senseFly provides fixed-wing drone solutions for commercial and government markets that simplify the collection and analysis of geospatial data, allowing professionals to make better decisions, faster. senseFly develops and produces a proprietary line of eBee-branded, high performance, fixed-wing drones which have flown more than one million flights around the world.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On October 3, 2024, the Board approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every fifty (50) shares of common stock (the “Reverse Stock Split”). The Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate the Reverse Stock Split. The Reverse Stock Split was effective on October 14, 2024. All share and per share amounts have been retrospectively adjusted for the effect of the Reverse Stock Split.

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

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions the Company has sustained continued operating losses. During the year ended December 31, 2024, the Company incurred a net loss of $35.0 million and used cash in operating activities of $6.6 million. As of December 31, 2024, the Company has a working capital of $3.1 million. While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements were issued. The Company is evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

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

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, rising inflation supply-chain disruptions, and adverse labor market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remain uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties used in our manufacturing and assembly processes continue to be adversely impacted by these matters, the Company’s supply chain may be disrupted, limiting its ability to manufacture and assemble products. The Company expects inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for an extended period of time.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP which are included in accumulated other comprehensive income (loss), a component of equity within the consolidated balance sheets, rather than net loss in the consolidated statements of operations and comprehensive loss. Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses on foreign currency translation and prior service credit related to benefit plans.

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

As of December 31, 2024, the Company has classified common stock warrants issued in the October 2024 Offering as warrant liabilities due to the warrants including various settlement provisions that precluded equity classification and resulted in the warrants meeting the definition of a derivative liability. Therefore, the warrant liabilities have been reported at their fair value at issuance and subsequently as of December 31, 2024 using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy (see Note 8).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

For short-term classes of our financial instruments, which include cash, accounts receivable, notes receivable and accounts payable and accrued expenses, and which are not reported at fair value, the carrying amounts approximate fair value due to their short-term nature. The current outstanding loans, including the COVID Loans, are carried at face value, which approximates fair value, due to the government backed security which requires payments. The convertible note is carried at face value and approximates fair value due to its prevailing interest rate.

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

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of December 31, 2024, 2023 and 2022, the Company had an accounts receivable balance of $1.4 million, $2.1 million and $2.2 million, respectively. In addition, as of December 31, 2024, 2023 and 2022, the Company had an allowance for credit losses balance of $0.02 million, $0.2 million and $0.5 million, respectively. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company estimates an allowance for credit losses based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change.

Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under ASC 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, age of the receivable, expected loss rates and general economic conditions.

A summary of activity related to our allowance for credit losses during the years ended December 31, 2024 and 2023 is summarized below:

	2024	2023

Allowance for credit losses, beginning balance	$158,689	$16,801
Credit loss provision	16,465	141,888
Write-offs	(158,689)	-
Recoveries	-	-
Allowance for credit losses, ending balance	$16,465	$158,689

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

Intangible Assets - Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, and intellectual property and technology. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from two to ten years.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

In accordance with ASC Topic 350-40, Software - Internal-Use Software, the Company capitalizes certain direct costs of developing internal-use software that are incurred in the application development stage, when developing or obtaining software for internal-use. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software (typically three to five years). Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Amortization expense related to capitalized internal-use software development costs is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, capitalized software development costs for internal-use software, net of accumulated amortization, totaled $273,094 and $582,148, respectively, relate to the Company’s implementation of its enterprise resource planning software. Internal-use software costs are included in intangibles, net on the consolidated balance sheets.

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

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses, and terminal growth rates. For the year ended December 31, 2024, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed. For the year ended December 31, 2023, the Company conducted an analysis of the intangibles, which indicated that the fair value was less than the current value, resulting in an impairment to our reporting units in the amount of $5,899,307.

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

During the fourth quarter of 2024 and 2023, respectively, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using both a discounted cash flow (“DCF”) (Level 3 input) analysis and market approach. Under the DCF analysis, determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance. The DCF analysis used a discount rate of 19%. The market approach entails using valuation metrics from companies that have been traded publicly, which are considered to be rightly similar to the subject entity. In most situations, direct comparability is hard to attain since a majority of public companies are not only larger but also more dissimilar to the subject so both metrics are used to find the most reasonable valuation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

Derivative Liabilities -The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Series A and Series B Warrants issued in the Company’s October 2024 Offering (see Note 9) are recognized as derivative liabilities in accordance with ASC 815 due to the contractual terms resulting in variability in the warrants ultimate settlement. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. We have classified the derivative warrant liabilities as a long-term liability as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue Recognition – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories, and software subscriptions. The Company utilized ASC Topic 606 and the related amendments, Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Revenue recognition under ASC 606 as described below creates the following revenue streams:

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

The Company recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the consolidated statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. As of December 31, 2024, we have approximately $148,000 of advanced customer payments presented as contract liabilities. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. During the year ended December 31, 2024, we recognized approximately $226,000 of revenue that was deferred as a contract liability as of December 31, 2023. Customer deposits represent customer prepayments and are recognized as revenue when the term of the sale or performance obligation is completed.

Provision for Warranty Expense - The Company provides warranties against defects in materials and workmanship of its drone systems for specified periods of time. For the years ended December 31, 2024 and 2023, drones and sensors sold are covered by the warranty for a period of up to one year from the date of sale by the Company. Estimated warranty expenses are recorded as an accrued expenses in the consolidated balance sheets with a corresponding provision to cost of sales in the consolidated statements of operations and comprehensive loss. This estimate is recognized concurrent with the recognition of revenue on the sale to a customer. The Company reserve for warranty expense is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of drone, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. An increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the reserve and a decrease in gross profit.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, shipping costs were $0.25 million and $0.26 million, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred. For the years ended December 31, 2024, and 2023, advertising costs, included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss, were $0.01 million and $0.10 million, respectively.

Research and Development – For the years ended December 31, 2024 and 2023, research and development expenses were $4.0 million and $5.5 million, respectively. Research and development costs are expensed as incurred and are included in the accompanying consolidated statements of operations and comprehensive loss.

Customer Concentrations - As of December 31, 2024 and 2023, we generated over 10% of our consolidated revenues from one significant customer.

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

Potentially Dilutive Securities – The Company has excluded all common equivalent shares outstanding for unvested restricted stock, warrants and options to purchase Common Stock from the calculation of diluted net loss per share, because all such securities are anti-dilutive for the periods presented. As of December 31, 2024, the Company had 3,850 unvested restricted stock units, and 56 options outstanding to purchase shares of Common Stock. The Company had an additional 317,664 common stock warrants from Series F, 331,192 from Series A (assumes alternate cashless exercise), and 4,462,716 from Series B, 5,935 of Series F Stock convertible into 4,856,492 shares of common stock. As of December 31, 2023, the Company had 193 unvested restricted stock units, 64,671 common stock warrants, 2,505 options outstanding to purchase shares of Common Stock and Series F Preferred Stock convertible into 60,750 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies – Continued

Leases – The Company accounts for its operating leases in accordance with ASC Topic 842, Leases, which requires that lessees recognize a right-of-use asset and a lease liability for virtually all their leases with lease terms of more than twelve months. Consistent with current US GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms at the commencement dates. The Company uses its incremental borrowing rates as the discount rate for its leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The incremental borrowing rate for all existing leases as of the opening balance sheet date was based upon the remaining terms of the leases; the incremental borrowing rate for all new or amended leases is based upon the lease terms. The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by options to extend the leases that the Company is reasonably certain to exercise at lease commencement.

Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The components of a lease are split into three categories: lease components, non-lease components and non-components; however, the Company has elected to combine lease and non-lease components into a single component. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expense on the consolidated statement of operations and comprehensive loss. Variable lease payments are expensed as incurred.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. All income tax returns not filed more than three years ago are subject to federal and state tax examinations by tax authorities.

Stock-Based Compensation Awards – The Company accounts for its stock-based awards in accordance with ASC Subtopic 718-10, Compensation – Stock Compensation, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. The estimated fair value is then expensed over the requisite service period of the award, which is generally the vesting period. Stock-based compensation expenses are presented in the consolidated statements of operations and comprehensive loss within general and administrative expenses. The Company recognizes forfeitures at the time they occur.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10-K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Effective January 1, 2024, we adopted ASU 2023-07 and evaluated the application of ASU 2023-07 to these consolidated financial statements. We have included expanded disclosures in Note 16 to provide further information regarding the measure of our three operating segment’s gross profit and significant segment expenses as required by ASU 2023-07.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

Other recent accounting pronouncements issued by FASB did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 3 - Balance Sheet Accounts

Accounts Receivable, Net

As of December 31, 2024 and 2023, accounts receivable, net consist of the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$1,448,935	$2,216,235
Less: Allowance for credit losses*	(16,465)	(158,689)
Accounts receivable, net	$1,432,470	$2,057,546

*	Allowance for credit losses - Accounts receivable, net represent amounts billed and due from customers. Substantially all accounts receivable on December 31, 2024 are expected to be collected in 2025.

Customer Concentration

Customers comprising more than 10% of the Company’s total revenue are summarized below:

	Percent of total accounts receivable for years ended December 31,
Customers	2024	2023
Customer A	15.7%	—
Customer B	—	10.1%

Inventories, Net

As of December 31, 2024 and 2023, inventories, net consist of the following:

	December 31,
	2024	2023
Raw materials	$3,488,703	$4,648,966
Work in process	912,397	903,217
Finished goods	1,527,975	1,806,239
Gross inventories	5,929,075	7,358,422
Less: Provision for obsolescence	(453,218)	(421,442)
Inventories, net	$5,475,857	$6,936,980

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 3 - Balance Sheet Accounts– Continued

Property and Equipment, Net

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Expenses for maintenance and repairs are charged to expenses as incurred.

As of December 31, 2024 and 2023, property and equipment, net consist of the following:

	Estimated Useful Life	December 31,
Type	(Years)	2024	2023
Leasehold improvements	3	$89,272	$136,382
Production tools and equipment	5	874,995	1,003,726
Computer and office equipment	3-5	359,113	407,747
Furniture	5	58,880	74,420
Drone equipment	3	130,163	170,109
Total property and equipment		1,512,423	1,792,384
Less: Accumulated depreciation		(1,056,831)	(992,492)
Total property and equipment, net		$455,592	$799,892

For the years ended December 31, 2024 and 2023, depreciation expense is classified within the consolidated statements of operations and comprehensive loss as follows:

	For the Years Ended December 31,
Type	2024	2023
General and administrative	$345,002	$257,092

Accrued Liabilities

As of December 31, 2024 and 2023, accrued liabilities consist of the following:

	December 31,
	2024	2023
Accrued purchases	$—	$290,126
Accrued compensation and related liabilities	569,079	278,794
Provision for warranty expense	258,122	303,217
Accrued dividends	746,666	512,227
Accrued professional fees	652,530	211,086
Accrued interest	47,123	326,945
Other	87,255	21,957
Total accrued liabilities	$2,360,775	$1,944,352

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 4 – Intangible Assets, Net

As of December 31, 2024, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2023	Additions	Amortization	Impairment	Balance as of December 31, 2024
Intellectual property/technology	5-7	$606,354	$—	$(148,495)	$—	$457,859
Customer base	3-10	999,774	—	(141,145)	—	858,629
Tradenames and trademarks	5-10	427,005	—	(60,283)	—	366,722
Internal-use software costs	3	582,148	72,102	(381,156)	—	273,094
Total intangible assets, net		$2,615,281	$72,102	$(731,079)	$—	$1,956,304

As of December 31, 2024, the gross carrying intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2024
Intellectual property/technology	3.25	$5,671,026	$(2,154,628)	$(3,058,539)	$457,859
Customer base	6.17	4,411,499	(2,804,650)	(748,220)	858,629
Tradenames and trademarks	6.17	2,082,338	(592,674)	(1,122,942)	366,722
Internal-use software costs	1.96	1,172,316	(899,222)	—	273,094
Total intangible assets, net	2.30	$13,337,179	$(6,451,174)	$(4,929,701)	$1,956,304

As of December 31, 2023, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2022	Additions	Amortization	Impairment	Balance as of December 31, 2023
Intellectual property/technology	5-7	$4,473,861	$—	$(808,968)	$(3,058,539)	$606,354
Customer base	3-10	2,885,657	—	(1,137,663)	(748,220)	999,774
Tradenames and trademarks	5-10	1,757,891	—	(207,944)	(1,122,942)	427,005
Non-compete agreement	—	335,933	—	(335,933)	—	—
Platform development costs	—	1,332,516	357,724	(720,634)	(969,606)	—
Internal use software costs	3	721,795	203,889	(343,536)	—	582,148
Total intangible assets, net		$11,507,653	$561,613	$(3,554,678)	$(5,899,307)	$2,615,281

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 4 – Intangible Assets, Net- Continued

As of December 31, 2023, the gross carrying intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2023
Intellectual property/technology	4.25	$5,671,026	$(2,006,133)	$(3,058,539)	$606,354
Customer base	7.17	4,411,499	(2,663,505)	(748,220)	999,774
Tradenames and trademarks	7.17	2,082,338	(532,391)	(1,122,942)	427,005
Non-compete agreement	—	901,198	(901,198)	—	—
Platform development costs	—	2,345,459	(1,375,853)	(969,606)	—
Internal-use software costs	2.34	1,100,212	(518,064)	—	582,148
Total intangible assets, net	3.42	$16,511,732	$(7,997,144)	$(5,899,307)	$2,615,281

As of December 31, 2024 and 2023, the weighted average remaining amortization period in years was 2.30 and 3.42 years, respectively. Amortization expense for the years ended December 31, 2024 and 2023 was $731,079 and $3,554,678, respectively. For the year, ended December 31, 2024 and 2023, amortization expense of $0 and $720,635 related to the platform development costs were included as part of the cost of goods sold, respectively.

For the year ended December 31, 2024, the Company reviewed the indicators for impairment and concluded that no impairment of its finite-lived intangible assets existed. The annual intangible impairment conducted during the fourth quarter of 2023 indicated that the fair value of the SaaS and Drones reporting units were less than carrying value. Accordingly, the Company recorded an impairment charge to SaaS and Drones units for $2,398,618 and $3,500,689, respectively, which was included in “Impairment” on the accompanying consolidated statements of operations and comprehensive loss.

For the following years ending, the future amortization expenses consist of the following:

	For the Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Intellectual property/ technology	$148,495	$148,495	$148,495	$12,374	$—	$—	$457,859
Customer base	141,145	141,145	141,145	141,145	141,145	152,904	858,629
Trade names and trademarks	60,283	60,283	60,283	60,283	60,283	65,307	366,722
Internal-use software costs	214,653	48,520	9,921	—	—	—	273,094
Total Intangible Assets, Net	$564,576	$398,443	$359,844	$213,802	$201,428	$218,211	$1,956,304

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 5 – Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2024, the goodwill balance relates to business acquisitions completed in 2021.

The annual impairment assessment conducted during the fourth quarter of 2024 indicated that the fair value of the Company’s Sensor reporting unit was less than the carrying value. The impairment assessment of the Sensor reporting unit considered the lower than forecasted sales and profitability along with declining markets conditions, declining stock price and changes in our technologies. Accordingly, the Company recorded an impairment charge of $2,943,000. The annual impairment assessment conducted during the third and fourth quarter of 2023 indicated that the fair value of the SaaS and the Sensor reporting units were less than the carrying value. The impairment assessment of the SaaS and the Company’s Sensor reporting units was considered lower than forecasted sales and profitability along with declining markets conditions, declining stock price and changes in our technologies. Accordingly, the Company recorded an impairment charge to SaaS and Sensor for $4,206,515 and $11,570,252, respectively, during the year ended December 31, 2023.

As of December 31, 2024 and 2023, the change in the carrying value of goodwill for our operating segments (as defined in Note 16) is listed below:

	Drones	Sensors	SaaS	Total
Balance as of December 31, 2020	$—	$—	$3,108,000	$3,108,000
Acquisitions	12,655,577	18,972,896	42,488,730	74,117,203
Impairment	—	—	(12,357,921)	(12,357,921)
Balance as of December 31, 2021	12,655,577	18,972,896	33,238,809	64,867,282
Impairment	(12,655,577)	—	(29,032,294)	(41,687,871)
Balance as of December 31, 2022	—	18,972,896	4,206,515	23,179,411
Impairment	—	(11,570,252)	(4,206,515)	(15,776,767)
Balance as of December 31, 2023	—	7,402,644	—	7,402,644
Impairment	—	(2,943,000)	—	(2,943,000)
Balance as of December 31, 2024	$—	$4,459,644	$—	$4,459,644

Note 6 – COVID Loan

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of the senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the years ended December 31, 2024 and 2023, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $318,793 and $91,856, respectively. As of December 31, 2024, the Company’s outstanding obligations under the senseFly COVID Loans are $511,853. On August 25, 2023, the Company modified one (1) of its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2025. The other COVID loan remains unchanged.

As of December 31, 2024, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year Ending December 31,
2025	$237,464
2026	91,473
2027	182,916
Total	$511,853

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 7 – Promissory Note and Convertible Note

On December 6, 2022, the Company entered into a Securities Purchase Agreement (the “Promissory Note Purchase Agreement”) with an institutional Alpha Capital Anstalt (“Alpha”) which has an existing shareholder of the Company. Pursuant to the terms of the Promissory Note Purchase Agreement, the Company has agreed to issue to Alpha (i) an 8% original issue discount promissory note (the “Note”) in the aggregate principal amount of $3,500,000, and (ii) a common stock purchase warrant (the “Promissory Note Warrant”) to purchase up to 5,000 shares of the Company’s Common Stock (the “Shares”) at an initial exercise price of $440.00 per share, subject to standard anti-dilution adjustments. The Note was an unsecured obligation of the Company. It had an original issue discount of 4% and bore interest at 8% per annum. The Company received net proceeds of $3,285,000 net of the original issue discount of $140,000 and $75,000 of issuance costs. As disclosed below, this Note was exchanged for a Convertible Note in February 2024.

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

Pursuant to the original terms of the Note beginning June 1, 2023, and on the first business day of each month thereafter, the Company shall pay 1/20th of the original principal amount of the Note plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the maturity date of December 31, 2024 or the occurrence of an Event of Default (as defined in the Note). Prior to February 2024, the Company and the Alpha entered into a series of Note Amendment Agreements as the Company was not able to make the agreed upon monthly payments. A summary of these amendments is as follows:

On August 14, 2023, the Company and Alpha entered into a Note Amendment Agreement and the parties agreed to amend the Note as follows:

(i)	defer payment of the Monthly Amortization Payments for June 2023, July 2023 and August 2023 in the aggregate amount of $525,000 (the “Deferred Payments”), and the September Monthly Amortization Payment, in the amount of $175,000, until September 15, 2023. The Company was not able to make the September 15, 2023 payment; and

(ii)	increase the principal amount of the Note by $595,000.

On October 5, 2023, the Company and Alpha entered into a Second Note Amendment Agreement (the “Second Amendment”), which provided for the following:

(i)	the Deferred Payments were extended from September 15, 2023 to December 15, 2023; As of December 15, 2023, the Company was unable to meet its payment obligation as prescribed in the Second Amendment.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 7 – Promissory Note and Convertible Note- Continued

The Note Amendment Agreement and the Second Amendment resulted in a debt extinguishment due to the modified terms of the Note being substantially different than the original terms primarily due to the substantial aggregate increase in principal of $1,004,500. In accordance with ASC 470-50-40-2, the Company recorded a loss on debt extinguishment of $1,933,368 which is presented on the consolidated statements of operations and comprehensive loss for the difference between the reacquisition price of the debt, of $4,504,500 and the net carrying amount of the extinguished debt of $2,571,133 comprised of $3,500,000 of principal less $928,867 of unamortized debt discounts and issuance costs on the original debt.

Further, on September 15, 2023, the Company and Alpha entered into a Warrant Exchange Agreement pursuant to which the Company agreed to issue to the Alpha 5,000 shares of common stock in exchange for the Warrant for no consideration. The Company accounted for the incremental value of the Promissory Note Warrant modification of $190,500 as an increase in additional paid-in capital and interest expense on the consolidated statements of operations and comprehensive loss. The incremental value was computed using a Black-Scholes pricing model pre and post modification and the following inputs: stock price $190.00, exercise price $440.00 (pre modification) and $0 (post modification), volatility of 129%, and discount rate of 4.45%.

During the year ended December 31, 2023, the Company recognized $412,188 of interest expense related to the amortization of the discounts prior to the debt extinguishment which has been included in interest expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the unamortized discount was $0.

On February 8, 2024, the Company and Alpha entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the parties agreed to exchange the Note for a Convertible Note due January 8, 2025 (“Maturity Date”) in the principal amount of $4,849,491 (the “Convertible Note”), convertible into Common Stock at the initial conversion price of $100.00 per share of Common Stock, subject to adjustment based on the effectiveness of the Company’s Reverse Stock Split which became effective on February 9, 2024. On February 16, 2024, the conversion price was adjusted downward to $62.64 pursuant to the terms of the Convertible Note and is subject to adjustment pursuant to dilutive protection terms included in the Convertible Note. The conversion price was adjusted downward several times during the year due to down round trigger events that occurred (see below).

The principal amount of the Convertible Note did not change and includes: (i) the initial principal amount of the Original Note of $3,500,000, (ii) the additional $595,000 in principal added pursuant to the 1st Amendment, (iii) $192,111 in accrued interest at the rate of 8% from December 6, 2022 through August 13, 2023 on the original principal amount of $3,500,000, (iv) $152,880 in accrued interest at the rate of 8% from August 14, 2023 through February 8, 2024 on the original principal amount of $4,095,000, and (v) an additional principal amount of $409,500. The Convertible Note accrues interest at 12% per annum versus 8% on the Note Payable Purchase Agreement. The interest rate will increase to the lesser of 18% per annum or the maximum rate permitted under applicable law upon an Event of Default as defined under the Convertible Note. Commencing April 1, 2024, and on the first business day of each calendar month thereafter, the Company shall pay $484,949, plus any accrued but unpaid interest, with any remaining principal plus accrued interest payable in full upon the Maturity Date.

On February 16, 2024, the Company received a notification from Alpha to convert $100,000 into 1,597 shares of common stock at an exercise price of $62.64, reducing the principal balance to $4,749,491.

On April 12, 2024, the Company received an investor notice for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 28,378 shares of Common Stock, in the aggregate, at a conversion price of $37.00 for an aggregate purchase price of $1,050,000, Alpha retained $569,091 as a payment on the Promissory Note which consisted of the scheduled principal payment of $484,950 for the month of April and $84,141 of interest, as result, the Company received $480,909.

The Company was not able to make the Amortization Payments required in the third quarter of 2024. Therefore $426,454 of accrued interest was added to principal due to this failure.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 7 – Promissory Note and Convertible Note- Continued

Pursuant to the Omnibus Agreement executed between the Company and Alpha in connection with the October 2024 Offering (see Note 9), Alpha agreed to purchase $3,000,000 of the units in the offering and the Company agreed to apply said $3,000,000 towards the repayment of the Convertible Note balance. Upon such repayment, $2,000,000 remained outstanding on the Convertible Note to be paid in six monthly installments consisting of $333,333 in principle plus all accrued interest commencing on October 15, 2024 and continuing on the 15th day of each calendar month until the Convertible Note is paid in full. The Company remitted the October and November 2024 monthly payments and the December 2024 payment was waived by the lender. As of December 31, 2024, the principal outstanding is $1,333,333 which is due March 2025.

During the year ended December 31, 2024, the Company recorded $884,769 of interest expense related to the Note in the consolidated statements of operations and comprehensive loss, and as of December 31, 2024, there is $47,123 of accrued interest included in accrued liabilities on the consolidated balance sheet.

Convertible Note Conversion Price Adjustments

On March 6, 2024, the conversion price of the Convertible Note was reduced from $62.50 to $30.00 pursuant to down round provisions triggered and due to the reduction in warrant exercise prices to $30.00 to induce exercise (see Note 9). The Company recognized interest expense in the amount of $3,488,851 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.92 years, risk free rate of 4.83%, volatility of 89.6%, and dividend rate of 0%.

On August 27, 2024, the Investor purchased 500 shares of Series F Convertible Preferred Stock and Series F Warrants, both convertible into 24,765 shares of Common Stock at an initial conversion and exercise price of $20.19. Therefore, the conversion price of the Convertible Note was reduced from $23.15 to $20.19. The Company recognized interest expense of $609,537 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rate of 4.34%, volatility of 101.70%, and dividend rate of 0%.

In October 2024, the conversion price of the Convertible Note was reduced twice (i) from $20.19 to $4.00 due to the effective price paid in the October 2024 Offering triggering the down round provision and (ii) from $4.00 to $1.10 due to an agreed upon modification to the conversion price due to the Share Combination Event that occurred on October 14, 2024 (see Note 9). The Company recognized interest expense of $2,252,833 for the incremental value of the conversion feature due to the reduced conversion price from the October 2024 Offering (see Note 9) to $4. The modification was deemed to be a debt extinguishment due to the conversion price reduction being substantive. The incremental value of $1,572,512 has been presented on the statement of operations and comprehensive as a loss on debt extinguishment.

The October 2024 incremental values above were determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rates ranging from 3.96% - 4.24%, volatilities of 130.57% – 144.88%, and dividend rate of 0%.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 8 – Fair Value Measurements

In connection with the October 2024 Offering, we sold units comprised of common stock, Series A Warrants and a Series B Warrants (collectively referred to as the “Warrants”) (see Note 9). The Series A and B Warrants were deemed to be derivative liabilities due to variability in the ultimate settlement of the Series A and B Warrants caused by various settlement provisions embedded within the Warrants. Therefore, these Warrants meet the definition of a derivative liability requiring the Warrants to be reported at fair value upon issuance and subsequently at each reporting period.

The following tables present information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and October 1, 2024 (Issuance) and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at October 1, 2024 (Issuance)
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities - warrants	$—	$—	$19,494,000	$19,494,000
Total	$—	$—	$19,494,000	$19,494,000

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities - warrants	$—	$—	$16,400,000	$16,400,000
Total	$—	$—	$16,400,000	$16,400,000

The fair value of the warrants was determined using a Black-Scholes pricing model and the following assumptions:

	December 31, 2024	October 1, 2024
Exercise price	$1.9445	$12.00 - $25.00
Stock price	$3.47	$7.91
Expected term	4.75	5.00
Volatility	133.00%	108.00%
Risk-free rate	4.28%	3.45%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	100%	100%

As of December 31, 2024 and Issuance, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $13.1 million.  Inherent in a Black Scholes options pricing model are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The probability of a capital raise below the Warrants’ current exercise price is a significant unobservable input based on management’s estimate factoring in the Company’s capital needs and the Company’s stock price, which is volatile. Fluctuations to this estimate could significantly impact the fair value.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 8 – Fair Value Measurements- Continued

The initial fair value of the warrant liabilities of $19,494,000 exceeded the net proceeds received in the October 2024 Offering (see Note 9). Therefore, we recognized a loss in equity financing of $15,305,761 comprised of the following:

Amount
Gross proceeds	$6,466,500
Less: placement agent and legal fees	(778,261)
Net proceeds	5,688,239
Less: Series F issued for Alpha consent	(1,500,000)
Less: Fair value of warrant liabilities at Issuance	(19,494,000)
Loss on equity financing	$(15,305,761)

During the year ended December 31, 2024, we recognized a fair value gain on the warrant liabilities of $3,094,000 for the change in fair value between issuance and year end. A reconciliation of the warrant liabilities is below:

Amount
Balance, beginning of the year	$—
Warrant liabilities at issuance	19,494,000
Change in fair value of warrant liabilities	(3,094,00)
Balance, end of the year	$16,400,000

Note 9 – Equity

Capital Stock Issuances

Preferred Series F Convertible Stock

On June 26, 2022 (the “Series F Closing Date”), the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha. Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F. The sale of Series F includes 100% warrant coverage (“Series F Warrants”). The Series F Warrants are not exercisable for the first six months after its issuance and have a three-year term from its exercise date. The initial conversion and exercise price of the Series F and the Series F Warrants are based on the volume weighted average market price for the four days prior to the issuance of the Series F and Serries F Warrants. Conversion and exercise prices are subject to downward adjustment for any equity instrument or equity-linked instrument sold or granted at an effective price per share that is lower than the initial conversion and exercise price (“Down Round Provision”). See Note 11 for warrant related disclosures.

On the Series F Closing Date, the Company issued to Alpha 10,000 shares of Series F, initially convertible into 16,129 shares of Common Stock at $620 per share, subject to adjustment for subsequent equity sales, and a warrant to purchase 16,129 shares of Common Stock at $960 per shares and received net proceeds of $9,920,000. As of December 31, 2024, the Series F issued on the Series F Closing Date have all been converted into shares of common stock. The warrant to purchase 16,129 shares of common stock remains outstanding at an exercise price of $1.10 after several down round provision triggers (see below).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

Additional Investment Right

Alpha has the right, subject to certain conditions, including shareholder approval, to purchase up to $25,000,000 of additional shares of Series F and Series F Warrants (collectively, the “Series F Option”). The Series F Option will be available for an initial period of eighteen months, extended through June 1, 2026 (see Note 17). The Series F and Series F Warrants shall be identical to the initial purchase, except the conversion and exercise price shall be adjusted to the volume weighted average price for three trading days prior to the date that Alpha gives notice to the Company of its intent to exercise the Series F Option.

Since the Series F Closing Date, the Company has sold and issued Series F and Series F Warrants to Alpha or Investors that Alpha has assigned the Additional Investment Rights for cash proceeds through the exercise of their Series F Option. A summary of the Series F activity during the years ended December 31, 2024 and 2023 is as follows:

				Original		Shares Outstanding	Conversion Price	Shares Issuable
Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Conversion Price	Series F Converted	December 31, 2024	December 31, 2024	December 31, 2024
March 9, 2023	3,000	3,000,000	3,000,000	$420	(3,000)	-	1.1000	-
November 15, 2023	1,850	1,850,000	1,850,000	124.70	(1,700)	150	1.1000	136,364
December 31, 2023	4,850	$4,850,000	$4,850,000	-	(4,700)	150	-	136,364

March 6, 2024	1,000	1,000,000	950,000	$60.29	(565)	435	1.1000	395,455
April 12, 2024	1,050	1,050,000	1,050,000	37.00	-	1,050	1.1000	954,545
May 31, 2024	1,050	1,050,000	1,025,000	32.15	-	1,050	1.1000	954,545
July 25, 2024	500	500,000	500,000	23.15	-	500	1.1000	454,545
August 27, 2024	500	500,000	500,000	20.19	-	500	1.1000	454,545
October 1, 2024 (i)	1,500	-	-	12.00		1,500	1.1000	1,363,636
December 18, 2024	750	750,000	750,000	5.25	-	750	5.2500	142,857
December 31, 2024	6,350	$4,850,000	$4,775,000	-	(565)	5,785	-	4,720,128
Grand Total	11,200	$9,700,000	$9,625,000	$-	(5,265)	5,935	-	4,856,492

(i)	These shares were issued as consideration for executing the Omnibus Agreement in connection with the October 2024 Offering.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

During the year ended December 31, 2024, an aggregate of 269,583 Series F Warrants were issued with the sale and issuance of the Series F with initial exercise prices ranging from $20.19 and $60.29, subject to adjustment for subsequent equity sales or equity issuances below the initial exercise price.

During the years ended December 31, 2024 and 2023, a total of 6,490 and 4,638 Series F were converted into a total of 200,645 and 27,805 shares of common stock, respectively. As of December 31, 2024 and 2023, accrued dividends on the Series F total $746,666 and $512,227 which are included in accrued expenses on the consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first purchase date of June 30, 2022. As of December 31, 2024, a total of 13,800 Series F shares remain issuable on the Series F Option.

Common Stock and Warrant Transaction

2023 Issuances

On June 5, 2023, the Company entered into a Securities Purchase Agreement (the “June 2023 Purchase Agreement”) with certain accredited investors, including Alpha (the “Investors”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue and sell to Investors (i) 16,720 shares of Common Stock (the “Offering Shares”) at $250.00 per share and (ii) warrants to purchase up to 25,080 shares of common stock (the “Warrants”), exercisable at $380.00 per share and raised gross sales proceeds of $4,180,000. The Warrant is for a term of 5.5 years commencing on the closing date but is not exercisable for the first six months after closing. As a result, pursuant to the June 2023 Purchase Agreement the Company issued 16,720 shares of Common Stock for proceeds of $3,817,400, net of issuance costs from the offering and warrants to purchase up to 25,080 shares of common stock exercisable at $380.00 per share. The Offering Shares and Warrants triggered down round provisions embedded in outstanding Series F and Series F Warrants (the “June 2023 Down Round Trigger”).

For twelve (12) months following the closing date of the Purchase Agreement, in the event the Company or any of its subsidiaries proposes to offer and sell shares of Common Stock or common stock equivalents (the “Offered Securities”) to investors primarily for capital raising purposes (each, a “Future Offering”), the Investors shall have the right, but not the obligation, to participate in each such Future Offering in an amount of up to 50% in the aggregate of the Offered Securities.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

The Warrants were issued on the date of closing. The exercise price of the Warrants and the number of Warrant Shares issuable upon the exercise thereof will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization, or similar transaction, as described in the Warrants, but has no anti-dilution protection or down round provisions. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the Warrant Shares. The Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 4.99% or 9.99%, as determined by the Investor, of the Company’s outstanding shares of Common Stock following the exercise of such Warrant.

Pursuant to the terms of the Purchase Agreement, the Company filed a registration statement on Form S-1 Registration No. 333-273332), which was declared effective on July 27, 2023, providing for the resale by the Investors of the Warrant Shares issuable upon exercise of the Warrants.

2024 Issuances

On February 16, 2024, the Company received a notification from the holder of the Convertible Note to convert $100,000 of principal outstanding on a Convertible Note (see Note 7) into 1,597 shares of common stock at a conversion price of $62.62.

On March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors holding warrants issued to such investors pursuant to a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement. The warrant exercise agreement provides that for those Investors who exercise their existing warrants they will receive a reduction in the exercise price to $30 per share of Common Stock. The shares of Common Stock issuable upon exercise of the existing warrants were registered pursuant to a registration statement on Form S-1 File No. 333-273332 and declared effective on July 27, 2023. The Company received up to $497,701 from the exercise of 16,590 warrants converted to 16,590 shares of common stock. The reduction in exercise price (“March 2024 Down Round Trigger”) triggered down round provisions embedded in the outstanding Series F and Series F Warrants (see below).

October 2024 Unit Offering

We closed the following Offering on October 1, 2024.

The Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Spartan Capital Securities, LLC (the “Placement Agent”) in connection with the issuance and sale by the Company in a public offering (the “Offering”) of 538,000 units (the “Units”), consisting of common units (“Common Units”), each consisting of one share of common stock of the Company, $0.001 par value per share, one Series A warrant (“Series A Warrant”) to purchase one share of common stock and one Series B warrant (“Series B Warrant”) to purchase one share of common stock and pre-funded Units (the “Pre-Funded Units” and together with the Common Units, the “Units”), with each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock, one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock.

The purchase price of each Common Unit was $12.00, and the purchase price of each Pre-Funded Unit was $11.95, less Placement Agent fees and commissions.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

The Units have no stand-alone rights and will not be certificated or issued as stand-alone securities. Each Series A Warrant is immediately exercisable on the date of issuance at an exercise price of the public offering price of the Units of $12, or pursuant to an alternate cashless exercise option, and expires five years from the closing date of the Offering. Each Series B Warrant is immediately exercisable on the date of issuance at an exercise price of $25 and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”). Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant.

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

Upon completing the October 2024 Offering, the Company issued 538,000 shares of common stock, 538,000 Series A and 538,000 Series B warrants and received gross proceeds of $6,466,500 and paid issuance related costs for placement agent fees and legal fees totaling $778,261 resulting in net proceeds of $5,688,239 from the October 2024 Offering.

Reverse Stock Split and Share Combination Event

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

As a result of the Reverse Stock Split, the Share Combination Event embedded in the Series A and B warrants were triggered resulting in the exercise price of the Series A and B Warrants adjusting down to the lowest volume weighted average price for the five trading days immediately preceding and immediately following the effective date of the Reverse Stock Split. This resulted in the exercise prices in the Series A and B Warrants adjusting down from $12 and $25, respectively, to $1.9445 and the issuance of 2,782,133 of Series A and 6,378,944 of Series B to keep the aggregate exercise price constant. The Share Combination Event triggered down round provisions embedded within Series F, Series F warrants and a Convertible Note (the “Share Combination Event Down Round Trigger”) (see below – Down Round Triggers and Deemed Dividends).

Omnibus Agreement

The October 2024 Offering required the consent of Alpha, the holder of the Convertible Note (Note 7) and the primary holder of our issued and outstanding Series F and Series F Warrants.

Pursuant to the Omnibus Agreement, among other things, Alpha consented to the October 2024 Offering and agreed to purchase $3,000,000 of the units in the offering and the Company agreed to apply said $3,000,000 towards the repayment of the Convertible Note balance. The Company issued to Alpha 1,500 shares of Series F 5% Convertible Preferred Stock with an aggregate stated value of $1,500,000 as consideration for entering into the Omnibus Agreement. The estimated fair value of the Series F of $1,500,000 has been treated as an equity issuance cost and have been reflected in the loss on equity issuance on the consolidated statements of operations and comprehensive loss (see below).

Loss on the October 2024 Offering

As more fully disclosed in Note 8, the Series A and B Warrants were determined to meet the definition of derivative liabilities due to the variability embedded in the instruments due to multiple settlement scenarios which precludes the Series A and B Warrants from being equity classified. Pursuant to ASC 815-40-35-4, liability classified contracts are initially and subsequently measured at fair value. Changes in fair value are presented on the statements of operations and comprehensive loss within the other income (expense).

At issuance, the fair value of the Series A and B Warrants was determined to be an aggregate of $19,494,000. As noted above, the net proceeds received in the October 2024 Offering was $5,688,239. Therefore, the fair value of the warrants upon issuance exceeds the net proceeds. In such cases, a loss is recognized for the excess fair value of the derivative liabilities over the net proceeds received in the offering. Therefore, we have reflected such an excess of $15,305,761, inclusive of the $1,500,000 estimated fair value of the Series F issued to Alpha for their consent, as a loss on equity financing on the consolidated statements of operations and comprehensive loss.

Down Round Triggers and Deemed Dividends

We have several outstanding equity-linked instruments that include down round provisions in which the conversion or exercise price is adjusted down upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the conversion or exercise price of the equity-linked instruments. As of December 31, 2024, these equity-linked instruments include the Series F, Series F Warrants, Convertible Note and Series B Warrants. The down round provisions included in these equity-linked instruments have been triggered several times.

Upon a down round provision being triggered, we compute the incremental value provided to the holder for the reduction in conversion or exercise price using a Black-Scholes model to determine the fair value of the equity-linked instruments prior to and after the down round provision trigger. The incremental value is recorded within stockholders’ equity (deficit) as a deemed dividend and reduced from net loss available to common stockholders in our computation of earnings per share.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

During the years ended December 31, 2024 and 2023, we used the following assumptions in the Black-Scholes model used to compute the incremental value:

	December 31, 2024	December 31, 2023
Expected term (years)	1 - 3	2 - 3
Volatility	84.88 - 152.24%	89.35 - 149.26%
Risk-free rate	3.52 - 4.55%	4.10 - 4.90%
Dividend yield	0.00%	0.00%

During the year ended December 31, 2024, the following transactions resulted in down round triggers:

The March 2024 Down Round Trigger disclosed above resulted in the reduction of the conversion and exercise prices to $30.00.

On August 27, 2024, the Company issued 500 shares of Series F Convertible Preferred convertible into 24,765 shares of Common Stock, in the aggregate, at a conversion price of $20.19 and warrants to purchase up to 24,765 shares of Common Stock at an exercise price of $20.19 for an aggregate purchase price of $500,000 (the “August 2024 Down Round Trigger”).

The October 2024 Offering resulted in an effective price per share of $4.00 which resulted in another down round trigger as the effective price per share in the October 2024 Offering was lower than the previous $20.19 (the “October 2024 Down Round Trigger”).

The Share Combination Event Down Round Trigger resulted in the modification of the conversion and exercise prices of the Series F, Series F Warrants and Convertible Debt being reduced to $1.10 based on an acknowledgement and price reset executed between the Company and Alpha in connection with the Share Combination Event resulting in the reduction of the effective price per share paid in the October 2024 Offering.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

Below is a summary of the deemed dividends resulting from various down round triggers that occurred during the year ended December 31, 2024:

Deemed Dividends on Series F Preferred Stock
Date of	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Trigger Event	Trigger Event	Outstanding	Prior to Trigger	After Trigger	Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	3,945	$60.29 -124.50	$30.00	$5,102,674
August 27, 2024	August 2024 Down Round Trigger	3,755	$23.15 - 37.00	$20.19	$1,233,685
October 1, 2024	October 2024 Offering	5,200	$12.00 - 20.19	$4.00	$6,459,543
October 22, 2024	Share Combination Event	5,200	$4.00	$1.10	$4,159,552
	Deemed Dividends on Series F				$16,955,454

Deemed Dividends on Series F Warrants
Date of	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Trigger Event	Trigger Event	Warrants Outstanding	Prior to Trigger	After Trigger	Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	54,695	$60.29 - 124.50	$30.00	$147,030
August 27, 2024	August 2024 Down Round Trigger	137,331	$23.15 - 37 .00	$20.19	$216,546
October 1, 2024	October 2024 Offering	162,096	$20.19	$4.00	$365,665
October 22, 2024	Share Combination Event	162,096	$4.00	$1.10	$64,007
	Deemed Dividends on Series F Warrants				$793,248
	Warrant Modification (i)				$7,752
	Total Deemed Dividends				$17,756,454

(i)	On May 31, 2024, the Company agreed to reduce the exercise price of a warrant held by Alpha originally issued in June 2023 from $380.00 to $30.00. As result, the Company recorded a deemed dividend of $7,752 for the incremental value due to the modification.

During the year ended December 31, 2023, the following transactions resulted in down round triggers:

On March 9, 2023, the Company issued 3,000 shares of Series F Convertible Preferred convertible into 7,143 shares of Common Stock, in the aggregate, at an initial conversion price of $420 and warrants to purchase up to 7,143 shares of Common Stock at an initial exercise price of $420 for aggregate proceeds of $3,000,000. The transaction triggered several down round provisions embedded in the outstanding Series F and Series F warrants as the conversion price and exercise price of the Series and Series F Warrants issued in the purchase were less than the conversion and exercise price after the March 2024 Down Round Trigger of $30 (the “March 2023 Down Round Trigger”).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

The June 2023 Down Round Trigger discussed above.

On November 15, 2023, the Company issued 1,850 shares of Preferred Stock pursuant to an Assignment, Waiver and Amendment Agreement (the “Assignment Agreement”) with the Investor pursuant to which, among other things, (i) the Investor transferred and assigned to certain institutional and accredited investors (the “Assignees” or “Investors”), the rights and obligations to purchase up to $1,850,000 of Preferred Stock pursuant to the Additional Investment Right provided in the Original Purchase Agreement (the “Assigned Rights”), (ii) the Original Purchase Agreement was amended so that the Assignees are party thereto and have the same rights and obligations thereunder as the Investor to the extent of the Assigned Rights, (iii) the time period during which the Investor can provide an investor notice was extended from August 3, 2024 until February 3, 2025; and (iv) the Investor and the Company agreed to a onetime waiver of the Minimum Subscription Requirement to allow exercise of the Assigned Rights.

Pursuant to the Assignment Agreement, the Company issued 1,850 shares of Preferred Stock convertible into convertible into 14,835 shares of Common Stock at an initial conversion price of $124.70 per share and warrants to purchase up to 14,835 shares of our Common Stock an exercise price of $124.70 exercisable upon issuance for three years. The Assignment Agreement triggered down round provisions embedded in outstanding Series F and Series F Warrants (the “November 2023 Down Round Trigger”).

The below is a summary of the deemed dividends resulting from various down round triggers that occurred during the year ended December 31, 2023:

Deemed Dividends on Series F Preferred Stock
Date of	Description of		Conversion Prices	Conversion Price	Incremental Value
Trigger Event	Trigger Event	Series F Outstanding	Prior to Trigger	After Trigger	Deemed Dividend
March 9, 2023	March 2023 Down Round Trigger	5,159	$440.00	$420.00	$217,750
June 6, 2023	June 2023 Down Round Trigger	7,025	$420.00	$250.00	3,867,095
November 15, 2023	November 2023 Down Round Trigger	6,075	$250.00	$100.00	5,832,000
	Deemed Dividends on Series F				$9,916,845

Deemed Dividends on Series F Warrants
Date of	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Trigger Event	Trigger Event	Warrants Outstanding	Prior to Trigger	After Trigger	Deemed Dividend
March 9, 2023	March 2023 Down Round Trigger	16,129	$440.00	$420.00	$38,226
June 6, 2023	June 2023 Down Round Trigger	23,272	$420.00	$250.00	787,823
November 15, 2023	November 2023 Down Round Trigger	23,272	$250.00	$100.00	865,016
	Deemed Dividends on Series F Warrants				$1,691,065
	Total Deemed Dividends				$11,607,910

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

Stock-Based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

2017 Omnibus Equity Incentive Plan

On March 26, 2018, the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) became effective. Under the Equity Plan, the Company may grant equity-based and other incentive awards to officers, employees, and directors of, and consultants and advisers to, the Company. The purpose of the Equity Plan is to help the Company attract, motivate, and retain such persons and thereby enhance shareholder value. The Equity Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to awards outstanding on that date). The Board in its discretion may terminate the Equity Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Equity Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. As of December 31, 2024, 15,000 shares of common stock have been reserved for issuance under the Equity Plan which was approved at the Annual Shareholders’ Meeting held on November 14, 2023.

The Company determines the fair value of awards granted under the Equity Plan on the date of grant.

Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Restricted Stock Units (“RSUs”)

For the year ended December 31, 2024, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	3,054	$910.29
Granted	7,959	16.54
Canceled	(3,020)	25.16
Vested and released	(700)	782.79
Outstanding as of December 31, 2024	7,293	$324.64
Vested as of December 31, 2024	3,443	$661.60
Unvested as of December 31, 2024	3,850	$16.74

For the year ended December 31, 2024, the aggregate fair value of RSUs at the time of grant was $131,606 based on the market price of our common stock.

As of December 31, 2024, the Company had $40,969 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately eighteen months. During the year ended December 31, 2024, the Company recognized $80,606 of stock compensation related to restricted stock units.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

For the year ended December 31, 2023, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	1,029	$2,310
Granted	3,227	260
Canceled	(173)	1,450
Vested and released	(1,029)	210
Outstanding as of December 31, 2023	3,054	$910.29
Vested as of December 31, 2023	2,861	$930
Unvested as of December 31, 2023	193	$490

For the year ended December 31, 2023, the aggregate fair value of RSUs at the time of vesting was $839,247.

As of December 31, 2023, the Company had $39,280 of unrecognized stock-based compensation expense related to RSUs, which was amortized over approximately eleven months. During the year ended December 31, 2023, the Company recognized $975,282 of stock compensation related to restricted stock units.

Issuance of RSUs to Current Officers and Directors of the Company

For the year ended December 31, 2024, the Company granted 6,000 RSUs to officers, equal to $95,970 as compensation, which vest over two years.

For the year ended December 31, 2024, the Company granted 500 RSUs equal to $7,560 to the four non-executive directors as quarterly board compensation, which vested immediately.

On December 29, 2023, upon recommendation of the Compensation Committee of the Board (“Compensation Committee”), in lieu of the payment of $55,133 for the three Board members as quarterly cash compensation, three (3) non-executive directors received 551 RSUs equal to $55,133, which were immediately vested, also in lieu of the issuance of stock options for the purchase of 30 shares of common stock, for each of these three (3) non-executive directors received a total of 90 in restricted stock awards, which vested immediately for a fair value of $9,000 in the aggregate or $3,000 each.

On December 22, 2023, the Company granted its former chief commercial officer 580 RSUs as part of the resignation agreement. Mr. O’Sullivan’s termination was effective December 8, 2023.

On September 29, 2023, upon recommendation of the Compensation Committee, in lieu of the payment of $15,000 for each Board member or a total of $45,000 as quarterly cash compensation, three (3) non-executive directors each received 88, totaling 265 RSUs equal to $45,000, which were immediately vested, also in lieu of the issuance of stock options for the purchase of 30 shares of common stock, for each of these three (3) non-executive directors received a total of 90 in restricted stock awards, which vested immediately for a fair value of $15,300 in the aggregate or $5,100 each.

On May 11, 2023, upon recommendation of the Compensation Committee, the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 969 RSUs, which vested immediately.

On March 29, 2023, upon recommendation of the Compensation Committee, the Board granted to the officers of the Company in connection with the 2022 executive compensation plan 640 RSUs, which vested immediately.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $828,130, based upon the market price of its Common Stock between $100.00 and $420.00 per share on the date of grant of these RSUs.

Stock Options

For the year ended December 31, 2024, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,505	$2,000	$1,080	1.49	$2,294
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/forfeited	(2,449)	1,953	1,060	—	—
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Exercisable as of December 31, 2024	56	$5,342	$2,874	1.23	$—

For the year ended December 31, 2023, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,561	$2,180	$1,190	3.33	$31,124
Granted	325	320	150	3.02	—
Exercised	—	—	—	—	—
Expired/forfeited	(381)	1,830	990	—	—
Outstanding as of December 31, 2023	2,505	$2,000	$1,080	1.49	$2,294
Exercisable as of December 31, 2023	2,309	$2,130	$1,160	1.27	$2,294

As of December 31, 2024, the Company had no unrecognized compensation cost related to stock options.

As of December 31, 2023, the Company has $37,409 of total unrecognized compensation cost related to stock options, which was amortized over approximately twenty-eight months.

During the years ended December 31, 2024 and 2023, the Company recognized $0 and $330,047 of stock compensation related to stock options, respectively.

The Company uses the Black-Scholes valuation model to estimate the fair market value of the stock options at the grant date as of December 31, 2024.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 9 – Equity- Continued

For the years ended December 31, 2024 and 2023, the significant weighted average assumptions relating to the valuation of the Company’s stock options granted were as follows:

	Years Ended December 31,
	2024	2023
Stock price	$—	$0.32
Dividend yield	—%	—%
Expected life (years)	—	3.02
Expected volatility	—%	63.64%
Risk-free interest rate	—%	4.22%

Issuances of Options to Officers and Directors

On September 30, 2023, the Company issued to officers options to purchase 50 shares of Common Stock at an exercise price of $170.00 per share, which vests over a period of two years from the date of grant and expires on September 29, 2028. The Company determined the fair market value of these unvested options to be $3,750. For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $234, based upon the fair value market price of $80.00.

On June 30, 2023, the Company issued to directors and officers options to purchase 125 shares of Common Stock at an exercise price of $230.00 per share, which vests over a period of two years from the date of grant and expires on June 29, 2028. The Company determined the fair market value of these unvested options to be $13,000. For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $2,945, based upon the fair value market price of $100.00.

On March 31, 2023, the Company issued to directors and officers options to purchase 150 shares of Common Stock at an exercise price of $450.00 per share, which vests over a period of two years from the date of grant, and expires on March 30, 2028. The Company determined the fair market value of these unvested options to be $31,350. For the year ended December 31, 2023, the Company recognized stock-based compensation expense of $11,158, based upon the fair value market price of $210.00.

Cancellations of Options

During the year ended December 31, 2024, 2,449 options were cancelled with a grant-date fair value $2,554,225 due to employee terminations. During the year ended December 31, 2023, as a result of employee terminations and options expirations, stock options aggregating 381, with estimated values of approximately $378,869, were cancelled.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Projected Benefit Obligation (“PBO”) includes in full the accrued liability for the plan death and disability benefits, irrespective of the extent to which these benefits may be reinsured with an insurer. The actuarial valuations are based on the census data as of December 31, 2024, provided by GMP.

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

The net periodic benefit cost of the Defined Benefit Plan for the period from January 1, 2024 through December 31, 2024 was as follows:

2024
Service cost	$201,383
Interest cost	38,252
Expected return on plan assets	(95,629)
Amortization of prior service cost (credit)	(2,250)
Loss recognized due to settlements and curtailments	68,628
Net periodic pension benefit cost	$210,384

The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The changes in the projected benefit obligation for the period from January 1, 2024 through December 31, 2024 were as follows:

2024
PBO, beginning of period	$2,877,851
Service cost	201,383
Interest cost	38,252
Plan participation contributions	154,131
Actuarial (gains) / losses	(27,001)
Benefits paid through plan assets	14,626
Curtailments, settlements and special contractual termination benefits	(1,175,674)
Foreign currency exchange rate changes	(169,230)
PBO, end of period	1,914,338
Component representing future salary increases	(88,911)
Accumulated benefit obligation (“ABO”), end of period	$1,825,427

For the period from January 1, 2024 through December 31, 2024, the change in fair value of the Pension Plan assets was as follows:

2024
Fair value of plan assets, beginning of period	$2,661,718
Expected return on plan assets	95,629
Gain / (losses) on plan assets	(38,252)
Employer contributions	230,635
Plan participant contributions	154,131
Benefits paid through plan assets	14,626
Settlements	(1,175,674)
Foreign currency exchange rate changes	(156,902)
Fair value of plan assets, end of period	$1,785,911

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 10 – Retirement Plans- Continued

senseFly S.A.’s investment objectives are to ensure that the assets of its Defined Benefit Plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. senseFly S.A. believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. senseFly’s investment strategy with respect to the Defined Benefit Plan is to invest in accordance with the following allocation: 32.6% in equities, 36.3% in bonds, 17.3% in real estate, 9.4% in alternative investments and 4.4% in cash and cash equivalents.

The following table presents the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$79,032	$-	$-	$79,032
Equity securities	581,766	-	-	581,766
Bonds	647,626	-	-	647,626
Real estate	-	309,543	-	309,543
Alternative investments	-	167,944	-	167,944
Total fair value of plan assets	$1,308,424	$477,487	$-	$1,785,911

The following tables present the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$117,463	$-	$-	$117,463
Equity securities	846,910	-	-	846,910
Bonds	942,056	-	-	942,056
Real estate	-	454,853	-	454,583
Alternative investments	-	300,706	-	300,706
Total fair value of plan assets	$1,906,429	$755,289	$-	$2,661,718

The following table shows the unfunded status of the Defined Benefit Plan, defined as plan assets less the projected benefit obligation as of December 31, 2024:

Fair value of plan assets	$1,785,911
Less: PBO	(1,914,338)
Underfunded status, end of period	$(128,427)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 10 – Retirement Plans- Continued

As of December 31, 2024 and 2023, the underfunded status is included in defined plan obligation on the consolidated balance sheets.

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the period from January 1, 2024 through December 31, 2024, the amounts recognized in accumulated other comprehensive income (loss) related to the defined benefit plan were as follows:

2024
Net prior service (cost) / credit	$-
Net gain / (loss)	(128,427)
Accumulated other comprehensive income (loss), net of tax	$(128,427)

The net prior service credit included in accumulated other comprehensive income (loss) as of December 31, 2024, is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2025.

The actuarial assumptions for the Defined Benefit Plan were as follows:

Benefit obligations:
Discount rate	1.50%
Estimated rate of compensation increase	1.25%
Periodic costs:
Discount rate	1.50%
Estimated rate of compensation increase	1.25%
Expected long term rate of return on plan assets	3.79%
Cash balance interest credit rate	1.50%

The following table shows expected benefit payments from the Defined Benefit Plan for the next five fiscal years and the aggregate five years thereafter:

Year Ending December 31:	Expected Plan Benefit Payments
2025	$336,985
2026	286,492
2027	243,683
2028	210,753
2029	185,506
Thereafter	803,495
Total expected benefit payments by the plan	$2,066,914

Defined Contribution Plan

The Company sponsors the AgEagle Aerial Systems 401(k) Plan (the “401(k) Plan”) that covers substantially all eligible employees in the United States. The Company matches contributions made by eligible employees, subject to certain percentage limits of the employees’ earnings. For the years ended December 31, 2024 and 2023, the Company’s employer contribution to the 401(k) Plan totaled $97,845 and $77,240, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 11 – Warrants

Warrants Issued

As disclosed in Note 9, the Series F Agreement with Alpha includes 100% warrant coverage. Therefore, anytime we receive an investor notice to purchase Series F Convertible Preferred Stock, we also issue Series F Warrants. The exercise price on all Series F Warrants outstanding on October 22, 2024, the date of the Share Combination Event, were reduced to $1.10.

Additionally, on March 6, 2024 and November 24, 2023, pursuant to an engagement letter entered with a sole placement agent, the Company issued 2,737 and 1,484 common stock warrants to the placement agent, in connection with the sale of Series F and Series F Warrants, respectively. The warrants have an initial exercise price of $75.50 and $124.70, respectively, per share are exercisable for five years from the date of issuance and do not include any anti-dilution protection provisions in connection with a subsequent equity issuance, or otherwise.

On June 5, 2023, the Company issued warrants to purchase 25,080 shares of common stock at an exercise price of $380.00 per share in connection with the June 2023 Purchase Agreement executed (see Note 9 for further disclosures). On March 6, 2024, the exercise price of these warrants was reduced to $30.00 to induce exercise by interested Investors. The exercise price reduction resulted in the exercise of 16,590 warrants and the receipt of gross proceeds of $497,701. On May 31, 2024, the Company agreed to reduce the exercise price on the warrants remaining outstanding issued in June 2023 to $30.00 (see incremental value for modification above).

The warrants exercise price and warrants shares issuable issued to the placement agent and on June 5, 2023 will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants, but has no anti-dilution protection provisions. The Warrants will be exercisable on a “cashless” basis only in the event there is no effective registration statement registering, or the prospectus contained therein is not available for the sale of the Warrant Shares.

All the Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 4.99% or 9.99%, as determined by the holder, of the Company’s outstanding shares of Common Stock following the exercise of such Warrant (the “Beneficial Ownership Limitation”).

As disclosed in Notes 8 and 9 above, we issued Series A and B Warrants in the October 2024 Offering that were deemed to be derivative liabilities. As of December 31, 2024, the fair value of the Series A and B Warrants has been classified and presented within long-term liabilities.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 11 – Warrants- Continued

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the years presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2022	21,129	$1.10	*	—
Issued – March 2023	7,143	1.10	*	—
Issued – June 2023	25,080	30.00	**	—
Issued – November 2023	14,836	1.10	*	—
Issued – November 2023	1,484	124.70
Exercised	(5,000)	—		—
Outstanding as of December 31, 2023	64,672	$15.23		3.43
Exercised	(16,590)	30.00	**	—
Issued – March 6, 2024	16,588	1.10	*	—
Issued – March 7, 2024	2,737	75.50		—
Issued – April 12, 2024	28,378	1.10	*	—
Issued – May 31, 2024	32,659	1.10	*	—
Issued – July 29, 2024	21,598	1.10	*	—
Issued – August 27, 2024	24,765	1.10	*
Issued – December 18, 2024	142,857	5.25
Outstanding as of December 31, 2024	317,664	$4.96		2.60
Exercisable as of December 31, 2024	317,664	$4.96		2.60

*	Reflects the exercise price after a modification executed on May 31, 2024.

**	Reflects the exercise price after the Down Round Trigger events (see Note 9).

A summary of activity related to the Series A and B warrants, classified as liabilities, for the year ended December 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	-	$-		-
Issued - October 2024 Offering	1,076,000	1.94	*	-
Issued - Share Combination Event	9,161,077	1.94		-
Exercises Series A	(3,154,537)	-	**	-
Exercises Series B	(2,454,228)	1.94		-
Outstanding as of December 31, 2024	4,628,312	$1.94		4.75

*	Reflects the reduction in exercise price triggered by the Share Combination Event.

**	The Series A Warrants were exercised under the Alternate Cashless exercise provision resulting in the issuance of 6,309,074 shares of common stock and no cash proceeds.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 12 – Leases

The Company has an operating lease in Wichita, Kansas, which serves as its corporate offices. The lease commencement date was November 1, 2023, and will expire on October 31, 2025, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $146,674.

As a result of the MicaSense Acquisition, the Company assumed an operating lease for office space in Seattle, Washington, that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. The estimated cash rent payments due through the expiration of this operating lease total approximately $246,396. Starting late 2022, the Company engaged in consolidating its business and manufacturing operations from multiple offices to two centralized locations in Wichita, Kansas and Lausanne, Switzerland. In May 2023, the Company executed a sublease agreement for their facility located in Seattle, Washington; however, the Company remains the primary obligor under the original lease.

As a result of the senseFly Acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh expired in July 2023 and the operating lease in Lausanne was set to expire in April 2023. The Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification, therefore, a five year renewal option was automatically triggered in March 2022. The Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of this operating lease total approximately $2,408,227.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 12 – Leases – Continued

As of December 31, 2024 and 2023, balance sheet information related to the Company’s operating leases is as follows:

		December 31,
	Balance Sheet Location	2024	2023
Right-of-use assets	Right-of-use assets	$2,511,572	$3,525,406
Current portion of operating lease liability	Current portion of lease liabilities	$921,038	$901,925
Long-term portion of operating lease liability	Long-term portion of lease liabilities	$1,646,878	$2,721,743

For the years ended December 31, 2024 and 2023, operating lease expense payments were $1,054,116 and $1,039,685, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2024, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2025	$1,048,440
2026	826,617
2027	740,993
2028	185,248
Total future minimum lease payments, undiscounted	2,801,298
Less: Amount representing interest	(233,382)
Present value of future minimum lease payments	2,567,916
Present value of future minimum lease payments – current	921,038
Present value of future minimum lease payments – long-term	$1,646,878

As of December 31, 2024 and 2023, the weighted average lease-term and discount rate of the Company’s leases are as follows:

	Years Ended December 31,
Other Information	2024	2023
Weighted-average remaining lease terms (in years)	3.0	3.9
Weighted-average discount rate	6.1%	6.1%

For the years ended December 31, 2024 and 2023, supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
Other Information	2024	2023
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$1,060,847	$1,054,847

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 13 – Commitments and Contingencies

Legal Matters

We note that in the ordinary course of business that we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damages may not be estimable. We do not believe any legal action would have a significant impact on the financials other than the matter disclosed above. However, there is inherent uncertainty regarding such matters.

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of December 31, 2024, the Company had purchase commitments of approximately $1,723,399. These purchase commitments are expected to be realized during the year ending December 31, 2025. As of December 31, 2023, the Company had purchase commitments of $1,387,303 which were realized during the year ending December 31, 2024.

Note 14 – Related Party Transactions

The following reflects the related party transactions during the years ended December 31, 2024 and 2023, respectively:

One of the Company’s former directors, Mr. Thomas Gardner, is one of the principals of NeuEon, Inc., which provides services to the Company as the Chief Technology Officer. For the years ended December 31, 2024 and 2023, the expenses related to services provided by NeuEon, Inc. to the Company were $0 and $42,500, respectively. These expenses are included within the general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

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

As of December 31, 2024 and 2023, the total of all net deferred tax assets was $20,169,952 and $18,331,594 respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $19,672,250 and $17,794,764 as of December 31, 2024 and 2023, respectively. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was $1,877,486 and $6,624,099, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15 – Income Taxes - Continued

As of December 31, 2024, the Company has a federal and state net operating loss carryforward of approximately $61,117,035 and $26,659,210, respectively. Of those balances, the Company has $6,296,936 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carryforward of $36,139,319 which expire in 2028-2030. The Company has state net operating carryforwards of $7,213,814 which expire between 2024-2041, and the remaining amounts have no expiration.

As of December 31, 2023, the Company has a federal and state net operating loss carryforward of approximately $55,288,195 and $20,863,524, respectively. Of those balances, the Company has $6,296,936 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carryforward of $32,403,001 which expire in 2028-2029. The Company has state net operating carryforwards of $15,181,695 which expire between 2024-2041, and the remaining amounts have no expiration.

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

As of December 31, 2024, the Company determined it is more likely than not that it will not realize our temporary deductible differences and net operating loss carryforwards, and as such, has provided a full valuation allowance on our net deferred tax asset.

During the years ended December 31, 2024 and 2023, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. AgEagle files U.S. federal and state income tax returns, as required by law. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. We currently do not have any open income tax audits. The Company is open to federal and state examination on the 2020 through 2022 income tax returns filed.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15 – Income Taxes - Continued

For the years ended December 31, 2024 and 2023, a reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2024		2023
	Amount	Rate	Rate	Amount
Computed tax at the expected statutory rate	$(7,358,751)	21.00%	$(8,931,931)	21.00%
State and local income taxes, net of federal	(89,564)	0.26%	(152,856)	0.36%
Goodwill impairment	618,030	(1.76)%	3,313,121	(7.79)%
Other permanent items	1,818	0.01)%	41,757	(0.10)%
Other adjustments	175,593	(0.50)%	(1,762,090)	4.14%
Stock compensation	—	0.0%	(12,606)	0.03%
Return to provision adjustment	(39,243)	0.11%	196,163	(0.46)%
Loss on equity financing	4,413,006	(12.59)%	—	0.00%
Foreign tax differential	401,625	(1.15)%	684,343	(1.61)%
Change in valuation allowance	1,877,486	(5.36)%	6,624,099	(15.57)%
Income tax expense (benefit)	$—	0.00%	$—	0.00%

As of December 31, 2024 and 2023, the temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities):

Deferred Tax Assets:	2024	2023
Other current liabilities	$—	$17,806
Equity compensation	1,144,145	1,109,854
Other accrued expenses	15,602	16,406
Net operating loss carry forward	18,745,081	16,889,316
Tax credits	150,351	150,351
Right of use (ROU) - liability	87,795	147,861
Property and equipment	26,978	—
Total deferred tax assets	$20,169,952	$18,331,594

Valuation allowance	(19,672,250)	(17,794,764)

Deferred Tax Liabilities:
Property and equipment	—	(1,183)
Intangible assets	(423,135)	(410,463)
Right of use (ROU) - asset	(74,567)	(125,184)
Total deferred tax liabilities	$(497,702)	$(536,830)
Net deferred tax	$—	$—

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15 – Income Taxes- Continued

The Company’s provision is primarily driven by the full valuation allowance in 2024 and 2023.

The provision for income taxes consisted of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Current
U.S. Federal	$—	$—
U.S. State	—	(5,750)
U.S. Foreign		—
Total current provision	—	(5,750)
Deferred	—	—
U.S. Federal	—	—
U.S. State	—	—
U.S. Foreign	—	—
Total deferred benefit	—	—
Change in valuation allowance	—	—
Total provision for income taxes	$—	$(5,750)

The Company’s loss before provision for incomes taxes consisted of the following amounts:

	For the Years Ended December 31,
	2024	2023
United States	$(29,471,281)	$(32,930,150)
International	(5,570,392)	(9,491,587)
Total net loss before provision for income taxes	$(35,041,673)	$(42,421,737)

Note 16 – Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented by operating segment in making operating decisions, allocating resources, and evaluating financial performance.

The Company conducts the business through the following three operating segments: Drones, Sensors and SaaS.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of December 31, 2024 and 2023 and for the years then ended, operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of December 31, 2024
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,804,628	$7,028,158	$9,744,152	$4,616	$20,581,554

As of December 31, 2023
Goodwill	$—	$—	$7,402,644	$—	$7,402,644
Assets	$1,148,638	$8,666,641	$15,260,263	$80,359	$25,155,901

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 16 – Segment Information- Continued

Net (Loss) Income

	Corporate	Drones	Sensors	SaaS	Total
Year ended December 31, 2024
Revenues	$—	$6,410,305	$6,663,196	$319,276	$13,392,777
Cost of sales	—	3,288,665	3,534,296	281,180	7,104,141
Compensation and related expenses	457,324	5,643,297	1,325,552	827,418	8,253,591
Professional fees	656,699	794,842	634,186	271,888	2,357,615
Other operating expenses	2,701,359	1,946,947	451,447	270,046	5,369,799
Impairment charge	—	—	2,943,000	—	2,943,000
Loss from operations	$(3,815,382)	$(5,263,446)	$(2,225,285)	$(1,331,256)	$(12,635,369)
Other income (expense), net	(22,331,474)	(60,841)	(13,989)	—	(22,406,304)
Net loss	$(26,146,856)	$(5,324,287)	$(2,239,274)	$(1,331,256)	$(35,041,673)

Year ended December 31, 2023
Revenues	$—	$6,197,049	$7,100,419	$443,930	$13,741,398
Cost of sales	—	3,770,886	3,439,350	1,067,922	8,278,158
Compensation and related expenses	687,487	7,292,243	2,438,643	406,682	10,825,055
Professional fees	268,439	824,207	479,912	—	1,572,558
Other operating expenses	6,473,857	3,597,527	373,887	15,108	10,460,379
Impairment charge	—	—	15,856,055	5,899,305	21,755,360
Loss from operations	$(7,429,783)	$(9,287,814)	$(15,487,428)	$(6,945,087)	$(39,150,112)
Other income (expense), net	(2,060,844)	(211,698)	(998,580)	(503)	(3,271,625)
Net loss	$(9,490,627)	$(9,499,512)	$(16,486,008)	$(6,945,590)	$(42,421,737)

Other segment expenses are primarily comprised of software and IT related subscriptions, rent, insurance, listing fees to be public, and other general and administrative costs.

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Year ended December 31, 2024
North America	$1,806,630	$1,956,620	$310,633	$4,073,883
Latin America	1,040,864	284,509	5,185	1,330,558
Europe, Middle East and Africa	3,299,302	2,863,566	495	6,163,363
Asia Pacific	263,509	1,367,301	2,468	1,633,278
Other	—	191,200	495	191,695
Total	$6,410,305	$6,663,196	$319,276	$13,392,777

Year ended December 31, 2023
North America	$2,169,983	$2,655,443	$407,490	$5,232,916
Latin America	1,571,956	256,524	28,671	1,857,151
Europe, Middle East and Africa	2,183,763	2,957,644	1,254	5,142,661
Asia Pacific	271,347	1,117,485	6,515	1,395,347
Other	—	113,323	—	113,323
Total	$6,197,049	$7,100,419	$443,930	$13,741,398

Note 17 – Subsequent Events

On February 7, 2025, the Company entered into a Funding Agreement with Alpha Capital Anstalt to provide quarterly financing to the Company for the next twelve months, with such amounts and timing of funding to be agreed to by the parties.

In consideration for Alpha’s commitment to additional funding, the Company has agreed to extend the period in which Alpha can exercise its Additional Investment Right by extending the termination date of December 31, 2025 to June 1, 2026 and grant Alpha certain registration rights related to the Series F Convertible Preferred it currently holds and will receive upon further exercises of its Additional Investment Right. The Company has agreed to use its best efforts to register 5,500,000 shares of common stock underlying the Series F Convertible Preferred stock.

On February 7, 2025, Alpha exercised its Additional Investment Right for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 450,390 shares of Common Stock, in the aggregate, at a conversion price of $2.2203 and warrants to purchase up to 450,390 shares of Common Stock at an exercise price of $2.2203 per share for an aggregate purchase price of $1,000,000. The Warrants will be immediately exercisable upon issuance and have a three-year term.

On March 17, 2025, Alpha exercised its Additional Investment Right for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 415,420 shares of Common Stock, in the aggregate, at a conversion price of $1.2036 and warrants to purchase up to 415,420 shares of Common Stock at an exercise price of $1.2036 per share for an aggregate purchase price of $500,000. The Warrants will be immediately exercisable upon issuance and have a three-year term.

On February 4, 2025, the Company entered into an asset purchase agreement for the sale of the Measure domain name and received cash proceeds of $250,000.

As of March 31, 2025, Alpha has converted 2,410 shares of Preferred Stock Series F into 2,190,909 shares of Common Stock, post reverse split. In addition, Alpha converted $770,000 worth of principle of the Promissory Note into 700,000 shares of Common Stock, at a conversion price of $1.10 post reverse split.

