Form 10-Q
period 2025-03-31
AgEagle Aerial Systems Inc.
filed 2025-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 13,925,727 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 (unaudited) and 2024 (restated)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2025 and 2024 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II	OTHER INFORMATION	32

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 1A.	RISK FACTORS	32

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	MINE SAFETY DISCLOSURES	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

SIGNATURES		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$3,784,659	$3,613,996
Accounts receivable, net	1,127,753	1,432,470
Inventories, net	5,391,863	5,475,857
Prepaid and other current assets	676,081	425,182
Total current assets	10,980,356	10,947,505

Property and equipment, net	411,852	455,592
Right-of-use assets	2,343,547	2,511,572
Intangible assets, net	1,771,130	1,956,304
Goodwill	4,459,644	4,459,644
Other assets	255,735	250,937
Total assets	$20,222,264	$20,581,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,686,591	$2,786,492
Accrued liabilities	2,027,887	2,360,775
Convertible note	563,333	1,333,333
Other short-term loan	—	99,735
Contract liabilities	220,987	148,054
Current portion of lease liabilities	911,496	921,038
Current portion of COVID loan	186,636	237,464
Total current liabilities	5,596,930	7,886,891

Long-term portion of lease liabilities	1,476,755	1,646,878
Long-term portion of COVID loan	233,733	274,389
Warrant liabilities	8,620,000	16,400,000
Defined benefit plan obligation	117,918	115,355
Total liabilities	16,045,336	26,323,513

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 5,025 shares issued and outstanding as of March 31, 2025, and 5,935 shares issued and outstanding as of December 31, 2024	5	6
Common Stock, $0.001 par value, 200,000,000 shares authorized, 12,820,421 and 9,661,664 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12,821	9,662
Additional paid-in capital	216,542,203	212,715,967
Accumulated deficit	(212,377,511)	(218,381,218)
Accumulated other comprehensive loss	(590)	(86,376)
Total stockholders’ equity (deficit)	4,176,928	(5,741,959)
Total liabilities and stockholders’ equity (deficit)	$20,222,264	$20,581,554

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2025 (unaudited)	2024 (restated)
Revenues	$3,649,410	$3,894,447
Cost of sales	1,515,592	1,940,025
Gross Profit	2,133,818	1,954,422

Operating expenses:
General and administrative	1,972,811	2,682,658
Research and development	736,411	1,130,229
Sales and marketing	427,141	535,423
Total operating expenses	3,136,363	4,348,310
Loss from operations	(1,002,545)	(2,393,888)

Other income (expense):
Interest expense	(57,529)	(3,785,344)
Gain on change in fair value of warrant liabilities	7,780,000	—
Gain (loss) on disposal of fixed assets	—	(13,988)
Other income (expense), net	340,113	(122,367)
Total other income (expense), net	8,062,584	(3,921,699)
Net income (loss) before provision for income taxes	7,060,039	(6,315,587)
Provision for income taxes	—	—
Net income (loss)	7,060,039	(6,315,587)
Accrued dividends on Series F Preferred Stock	(67,651)	(61,235)
Deemed dividends on Series F Preferred Stock and Warrants	(1,056,332)	(5,249,704)
Net income (loss) attributable to common stockholders	$5,936,056	$(11,626,526)

Net income (loss) per common share - Basic	$0.51	$(70.50)
Net loss per common share - Diluted	$(0.09)	$(70.50)

Weighted average number of shares outstanding during the period – Basic (i)	11,649,682	164,915 (i)
Weighted average number of shares outstanding during the period – Diluted (i)	20,194,461	164,915 (i)

Comprehensive income (loss):
Net income (loss)	$7,060,039	$(6,315,587)
Amortization of unrecognized periodic pension costs	107,565	—
Foreign currency cumulative translation adjustment	(21,779)	(163,653)
Total comprehensive income (loss), net of tax	$7,145,825	$(6,479,240)

(i)	Adjusted for the effect of a 1 to 50 reverse stock split that became effective on October 14, 2024 (see Note 1)

See accompanying notes to these condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2024	5,935	$6	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Preferred Stock, Series F Convertible	1,500	1	—	—	1,499,999	—	—	1,500,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(2,410)	(2)	2,190,908	2,191	(2,189)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(67,651)	—	—	(67,651)
Exercise of Series B Warrants	—	—	267,849	268	520,565	—	—	520,833
Stock-based compensation expense	—	—	—	—	49,880	—	—	49,880
Conversion of Convertible Note principal to Common Stock	—	—	700,000	700	769,300	—	—	770,000
Deemed dividend on Series F Preferred Stock and Warrants	—	—	—	—	1,056,332	—	(1,056,332)	—
Amortization of unrecognized periodic pension costs	—	—	—		—	107,565	—	107,565
Foreign currency cumulative translation adjustment	—	—	—	—	—	(21,779)	—	(21,779)
Net income	—	—	—	—	—	—	7,060,039	7,060,039
Balance as of March 31, 2025	5,025	$5	12,820,421	$12,821	$216,542,203	$(590)	$(212,377,511)	$4,176,928

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Common Stock	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(133,493,864)	(133,495)	133,495	—	—	—
Effect on existing shares due to Reverse Split on October 14, 2024	—	—	(6,885,773)	(6,886)	6,886	—	—	—
Issuance of Preferred Stock, Series F Convertible, net of issuance cost	1,000	1	—	—	949,999	—	—	950,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(3,130)	(3)	59,041	59	(56)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	1,597	2	99,998	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(61,235)	—	—	(61,235)
Exercise of warrants issued with Series F	—	—	16,590	17	497,684	—	—	497,701
Stock-based compensation expense	—	—	—	—	18,580	—	—	18,580
Issuance of Restricted Common Stock	—	—	75	—	—	—	—	—
Conversion Price of Promissory Note on Exchange Agreement	—	—	—	—	3,488,851	—	—	3,488,851
Deemed dividend on Series F Preferred Stock	—	—	—	—	5,249,704	—	(5,249,704)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(159,293)	—	—	(159,293)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(163,653)	—	(163,653)
Net loss	—	—	—	—	—	—	(6,315,587)	(6,315,587)
Balance as March 31, 2024	3,945	$4	217,829	$218	$186,258,430	$(57,350)	$(177,148,382)	$9,052,920

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,060,039	$(6,315,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	49,880	18,580
Depreciation and amortization	246,650	281,448
Loss on disposal of fixed assets	—	13,988
Interest added to convertible note payable	—	344,991
Interest expense for reduction in convertible note conversion price	—	3,488,851
Defined benefit plan obligation	—	(24,713)
Amortization of debt discount and warrant modification	35,265	164,572
Gain on change in fair value of warrant liabilities	(7,780,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	314,989	675,975
Inventories, net	(81,590)	278,062
Prepaid expenses and other assets	31,399	(181,493)
Accounts payable	(1,165,997)	(340,839)
Accrued expenses and other liabilities	(49,358)	195,473
Contract liabilities	44,167	(337,401)
Other	—	185,000
Net cash used in operating activities	(1,294,556)	(1,553,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,424)	(22,398)
Capitalization of internal use software costs	—	(20,683)
Net cash used in investing activities	(10,424)	(43,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series B warrants	170,833	—
Proceeds from the sale of Series F preferred stock	1,500,000	950,000
Repayments on COVID loans	(100,930)	(160,514)
Proceeds from the exercise of Series F warrants	—	497,701
Proceeds (repayments) on other short-term loans	(135,000)	514,000
Issuance costs for sale of preferred stock	—	(159,293)
Net cash provided by financing activities	1,434,903	1,641,894

Effects of foreign exchange rates on cash flows	40,740	(41,823)

Net change in cash	170,663	3,897
Cash at beginning of period	3,613,996	819,024
Cash at end of period	$3,784,659	$822,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$35,265	$164,572
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	2,191	59
Accrued dividends on Series F Preferred Stock	$67,651	$61,235
Deemed dividend on Series F Preferred stock and warrant	$1,056,332	$5,249,704
Accrued expense settled with Series B Warrant exercise	$350,000	$—

See accompanying notes to condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

Description of Business – AgEagle™ Aerial Systems Inc. and its wholly-owned subsidiaries (“AgEagle” or the “Company”, “we”, “our”), is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for its customers in a wide range of industry verticals, including energy/utilities, infrastructure, agriculture and government.

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced unmanned aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we operate drone distribution and coordinate global customer service operations out of Raleigh, North Carolina. In addition, the Company operates engineering and drone manufacturing operations in Lausanne, Switzerland in support of our international business activities.

Reverse Stock Splits - On February 8, 2024, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended to date, effecting a 1-for-20 reverse stock split (the “February Reverse Stock Split”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (the “Reverse Split Amendment”). The Reverse Split Amendment was approved by the Board of the Directors of the Company (the “Board”) and became effective on February 9, 2024. On October 3, 2024, the Board approved another reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every fifty (50) shares of Common Stock (the “October Reverse Stock Split”). The Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate the October Reverse Stock Split. The October Reverse Stock Split was effective on October 14, 2024. All share and per share amounts have been retrospectively adjusted for the effect of the February and October Reverse Stock Splits.

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2025. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

The condensed consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., Measure Global, Inc, currently inactive with no operations, and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation-Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the three months ended March 31, 2025, the Company had net income of $7,060,039 due to non-cash warrant valuation gain of $7,780,000 and used cash in operating activities of $1,294,556. As of March 31, 2025, the Company has a working capital of $5,383,426 and an accumulated deficit of $212,377,511. While the Company has historically been successful in raising capital to meet its working capital needs and executed a funding agreement on February 7, 2025 with Alpha Capital Anstalt (“Alpha”), pursuant to the Funding Agreement, among other things, Alpha agreed to provide quarterly financing for the Company for the next twelve months pursuant to their Additional Investment Rights (AIR), with such amounts and timing of funding to be agreed to by the parties (see Note 7). However, the amount of funding to be provided may not be sufficient for our working capital needs and we have minimal recourse if Alpha choices not to exercise their AIR.

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

Note 2 – Summary of Significant Accounting Policies

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine, rising inflation supply-chain disruptions, and adverse labor market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remain uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties used in our manufacturing and assembly processes continue to be adversely impacted by these matters, the Company’s supply chain may be disrupted, limiting its ability to manufacture and assemble products. The Company expects inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for an extended period of time. The company continues to monitor developments in trade policy and is evaluating alternatives to mitigate the impact of these tariffs, including supplier diversification. However, additional or sustained tariff actions could materially and adversely affect our operations, financial condition, and results of operations.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies-Continued

Summary of Significant Accounting Policies - A description of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 31, 2025, with the SEC on Form 10-K for the year ended December 31, 2024. These policies have been applied consistently in these unaudited condensed interim consolidated financial statements.

Per Common Share and Potentially Dilutive Securities – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus Common Stock, equivalents (if dilutive) related to warrants, options, and convertible instruments. For the three months ended March 31, 2024, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”), warrants and options to purchase Common Stock and convertible instruments from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented. As of March 31, 2024, the Company had 176 unvested RSUs, 67,406 warrants and 1,302 options outstanding to purchase shares of Common Stock, and 131,500 of issuable shares upon the conversion of Series F preferred stock that have been excluded from diluted earnings per share as their inclusion would be anti-dilutive.

Net income (loss) per common share basic and dilutive is as follows for the three months ended March 31, 2025 and 2024:

	2025	2024
Numerator:
Net income (loss)	$7,060,039	$(6,315,587)
Accrued dividends on Series F Preferred Stock	(67,651)	(61,235)
Deemed dividends	(1,056,332)	(5,249,704)
Numerator for basic EPS - net income (loss) available to common stockholders	5,936,056	(11,626,526)

Effect of convertible securities and liability classified equity instrument:
Accrued dividends on Series F Preferred Stock	67,651	—
Interest expense on convertible note payable	18,802	—
Gain on change in fair value of warrant liabilities	(7,780,000)	—
Numerator for diluted EPS - net loss available to common stockholders	$(1,757,491)	$(11,626,526)

Denominator:
Denominator for basic EPS - weighted average shares	11,649,682	164,915

Effect of dilutive securities:
Convertible note and accrued interest	572,054	—
Incremental shares for outstanding warrants	3,510,206	—
Convertible Series F Preferred Stock	4,392,119	—
Unvested restricted stock units	70,400	—
Denominator for diluted EPS - weighted average shares	20,194,461	164,915

Net income (loss) per common share - basic	$0.51	$(70.50)

Net loss per common share - diluted	$(0.09)	$(70.50)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

The Company has determined that it operates in three segments:

●	Drones, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications.

●	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

●	Corporate, which comprises corporate costs only.

Recently Issued Accounting Pronouncements Not Yet Adopted – In March 2024, the Securities and Exchange Commission (“SEC”) released a final rule that requires registrants to provide comprehensive climate-related disclosures in their annual reports and registration statements, including those for IPOs, beginning with annual reports for the year ending December 31, 2027, for smaller reporting companies (“SRC”). Registrants must disclose climate-related financial metrics and impacts on their financial estimates and assumptions in a footnote to the audited financial statements. The disclosures will also need to be addressed as part of management’s internal control over financial reporting (“ICFR”) and will be subject to the financial statement and ICFR audit (if applicable) of an independent registered public accounting firm. We are currently evaluating the impacts of the improvements to our disclosure.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present and future condensed consolidated financial statements.

Note 3 – Inventories, Net

Inventories, Net

As of March 31, 2025 and December 31, 2024, inventories, net consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$3,468,535	$3,488,703
Work in process	914,195	912,397
Finished goods	1,470,594	1,527,975
Gross inventories	5,853,324	5,929,075
Less: Provision for obsolescence	(461,461)	(453,218)
Inventories, net	$5,391,863	$5,475,857

Note 4 – COVID Loans

The Company assumed the obligations for two COVID Loans originally made by the Small Business Administration to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three months ended March 31, 2025, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $100,930. As of March 31, 2025, the Company’s outstanding obligations under the senseFly COVID Loans are $420,369.

As of March 31, 2025, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2025 (remaining)	$139,884
2026	93,505
2027	186,980
Total	$420,369

Note 5 – Convertible Note

As of March 31, 2025, the Company has a Convertible Note outstanding with Alpha Capital Anstalt (“Alpha”) which was due January 8, 2025 (the “Note”) and is considered in default. The Note is a result of an exchange agreement executed on February 8, 2024 in which the parties agreed to exchange the then outstanding promissory note into a convertible note. The Note accrues interest at 12% per annum and will increase to the lesser of 18% or the maximum rate permitted under applicable law upon an Event of Default as defined under the Note. As of March 31, 2025, the Note is convertible into shares of Common Stock at a conversion ratio of $1.10, subject to adjustment pursuant to dilutive protection terms included in the Note.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

During the three months ended March 31, 2025 and 2024, Alpha converted $770,000 and $100,000 of outstanding principal into 700,000 and 1,597 into shares of Common Stock at a conversion rate of $1.10 and $62.50, respectively.

As of March 31, 2025 and March 31, 2024, the outstanding principal and accrued interest on the Note was $563,333 and $4,749,491 and $65,926 and $69,659, respectively.

For the three months ended March 31, 2025 and 2024, we recognized interest expense on the Note of $18,802 and $106,000, respectively.

During the three months ended March 31, 2024, the conversion price of the Note was reduced from $62.50 to $30.00 pursuant to dilution protection provisions and due to the reduction in warrant exercise prices to $30.00 to induce exercise (see Note 7). The Company recognized in interest expense the amount of $3,488,851 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.92 years, risk free rate of 4.83%, volatility of 89.6%, and dividend rate of 0%.

During the three months ended March 31, 2025, there were no adjustments to the conversion price on the Note.

Note 6 – Fair Value Measurements

We closed on an offering of units consisting of Common Stock, Series A and B warrants in October 2024 (the “October 2024 Offering). In connection with the October 2024 Offering, we sold units comprised of Common Stock, Series A warrants and a Series B warrants (collectively referred to as the “Warrants”) (see Note 8). The Warrants were deemed to be derivative liabilities due to variability in the ultimate settlement of the Warrants caused by various settlement provisions embedded within the Warrants. Therefore, these Warrants meet the definition of a derivative liability requiring the Warrants to be reported at fair value upon issuance and subsequently at each reporting period.

The following tables present information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities - warrants	$—	$—	$8,620,000	$8,620,000
Total	$—	$—	$8,620,000	$8,620,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities - warrants	$—	$—	$16,400,000	$16,400,000
Total	$—	$—	$16,400,000	$16,400,000

Note 6 – Fair Value Measurements – Continued

The fair value of the warrants was determined by using a Black-Scholes pricing model and the following assumptions:

	March 31, 2025	December 31, 2024
Exercise price	$1.2036	$1.9445
Stock price	$1.29	$3.47
Expected term	4.50	4.75
Volatility	123.00%	133.00%
Risk-free rate	3.86%	4.28%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	100%	100%

As of March 31, 2025 and December 31, 2024, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $8.6 and $16.4 million, respectively. Inherent in a option pricing models are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The probability of a capital raise below the Warrants’ current exercise price is a significant unobservable input based on management’s estimate factoring in the Company’s capital needs and the Company’s stock price, which is volatile. Fluctuations to this estimate could significantly impact the fair value.

During the three months ended March 31, 2025, we recognized a gain on the change in the fair value of the warrant liabilities of $7,780,000. A reconciliation of the warrant liabilities is below:

Amount
Balance as of December 31, 2024	$16,400,000
Warrant liabilities at issuance	—
Change in fair value of warrant liabilities	(7,780,000)
Balance as of March 31, 2025	$8,620,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit)

Preferred Series F Convertible Stock

Purchase History

On June 26, 2022, the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha. Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F”), and authorized the sale and issuance of up to 35,000 shares of Series F with a stated value of $1,000 per share. Pursuant to the Series F Agreement, sales of Series F are accompanied by warrants equal to the number of issuable shares upon conversion of the Series F to Common Stock (the “Series F Warrants”).

Alpha Investment Right

The Series F Agreement provides Alpha the right to purchase up to an additional $25,000,000 stated value of Series F, after their initial 10,000 Series F purchased on June 26, 2022, and accompanying warrants (the “Additional Investment Right” or “AIR”). Under the AIR, the Series F and Series F warrants are initially convertible and exercisable at a conversion and exercise price equal to the volume-weighted average price of the Company’s Common Stock for three trading days prior to the date Alpha gives notice to the Company that it will exercise its AIR. Under the terms of the AIR, conversion and exercise prices are subject to downward adjustment for any equity instrument or equity-linked instrument sold or granted at an effective price per share that is lower than the initial conversion and exercise price (“Down Round Provision”). See Note 8 for warrant related disclosures.

On February 7, 2025, Alpha and the Company executed a funding agreement in which Alpha agreed to exercise its AIR quarterly to provide financing the Company for the next twelve months, with such amounts and timing of funding to be agreed to by the parties.

As consideration for Alpha’s commitment to additional funding, the Company agreed to (i) extend the period in which Alpha can exercise its AIR by extending the termination date of December 31, 2025 to June 1, 2026 and (ii) granting Alpha certain registration rights related to the Series F Alpha currently holds and will receive upon further exercises of its AIR. The Company filed the required registration statement to register 6,500,000 shares of Common Stock which became effective by the Securities and Exchange Commission on April 25, 2025.

During the three months ended March 31, 2025, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

●	On February 7, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into 450,390 shares of Common Stock at an initial conversion price of $2.2203 and Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●	On March 17, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 415,420 shares of Common Stock at an initial conversion price of $1.2036 and Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F and Series F Warrants issued on February 7, 2025. See the deemed dividends resulting from the March 2025 Down Round Trigger below.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

During the three months ended March 31, 2024, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

●	On March 6, 2024, we issued 1,000 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $950,000 of net proceeds after deducting equity issuance costs for legal fees of $50,000. The Series F were initially convertible into 16,588 shares of Common Stock at an initial conversion price of $60.29 and warrants to purchase up to 16,588 shares of Common Stock at an initial exercise price of $60.29 and exercisable immediately for a period of three years.

Since the execution of the Series F Agreement, the Company has sold and issued Series F and Series F Warrants to Alpha or investors that Alpha has assigned the AIR for cash proceeds through the exercise of the AIR.

A summary of the Series F activity for the three months ended March 31, 2025 is as follows:

Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Original Conversion Price	Shares Outstanding December 31, 2024	Series F Converted	Shares Outstanding March 31, 2025	Conversion Price at March 31, 2025		Shares Issuable at March 31, 2025
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.70	150	—	150	$1.10		136,364
March 6, 2024	1,000	1,000,000	950,000	60.29	435	(335)	100	1.10		90,909
April 12, 2024	1,050	1,050,000	1,050,000	37.00	1,050	(1,050)	—	1.10		—
May 31, 2024	1,050	1,050,000	1,025,000	32.15	1,050	(525)	525	1.10		477,273
July 25, 2024	500	500,000	500,000	23.15	500	(500)	—	1.10		—
August 27, 2024	500	500,000	500,000	20.19	500	—	500	1.10		454,545
October 1, 2024 (i)	1,500	—	—	12.00	1,500	—	1,500	1.10		1,363,636
December 18, 2024	750	750,000	750,000	5.25	750	—	750	1.20	(ii)	623,131
February 7, 2025	1,000	1,000,000	1,000,000	2.22	—	—	1,000	1.20	(ii)	830,841
March 17, 2025	500	500,000	500,000	1.20	—	—	500	1.20		415,420
Total March 31, 2025	9,700	$8,200,000	$8,125,000	$—	5,935	(2,410)	5,025	$—		4,392,119

(i)	These shares were issued as consideration for executing the Omnibus Agreement in connection with the October 2024 Offering
(ii)	Reflects the conversion price after the March 2025 Down Round Trigger that was triggered with the Sale of Series F on March 17, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

A summary of the Series F activity for the three months ended March 31, 2024, is as follows:

Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Original Conversion Price	Shares Outstanding December 31, 2023	Series F Converted	Shares Outstanding March 31, 2024	Conversion Price at March 31, 2024	Shares Issuable at March 31, 2024
June 26, 2022	10,000	$10,000,000	$9,920,000	$620.00	2,925	(2,925)	—	$30.00	—
March 10, 2023	3,000	3,000,000	3,000,000	420.00	3,000	(205)	2,795	30.00	93,167
November 15, 2023	1,850	1,850,000	1,850,000	124.70	150	—	150	30.00	5,000
March 6, 2024	1,000	1,000,000	950,000	60.29	—	—	1,000	30.00	33,333
Total March 31, 2024	15,850	$15,850,000	$15,720,000	$—	6,075	(3,130)	3,945	$—	131,500

During the three months ended March 31, 2025 and 2024, a total of 2,410 and 3,130 Series F were converted into a total of 2,190,908 and 59,041 shares of Common Stock, respectively, and dividends accrued to the Series F were $67,651 and $61,235, respectively. As of March 31, 2025 and December 31, 2024, accrued dividends on the Series F total $814,317 and $746,666 which are included in accrued expenses on the unaudited consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the purchase date.

Common Stock Issuances

Conversions

During the three months ended March 31, 2025 and 2024, the Company issued 700,000 and 1,597 shares of Common Stock for the conversion of $770,000 and $100,000 of principal outstanding on a convertible note at a conversion ratio of $1.10 and $62.50, respectively (see Note 5).

During the three months ended March 31, 2025 and 2024, the Company issued 2,190,908 and 59,041 shares of Common Stock for the conversion of 2,410 and 3,130 shares of Series F with a stated value of $1,000 per share, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

Warrant Exercises

During the three months ended March 31, 2025, we issued 267,849 shares of Common Stock for the exercise of Series B warrants with an exercise price of $1.9445 and aggregate exercise price of $520,833. The Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B warrant holder over a dispute and received approximately $171,000 of cash proceeds.

On March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors holding warrants pursuant to a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement. The warrant exercise agreement provided that for those investors who exercised their existing warrants they would receive a reduction in the exercise price to $30.00 per share of Common Stock. During the three months ended March 31, 2024, the Company received $497,701 from the exercise of 16,590 warrants converted to 16,590 shares of Common Stock.

Down Round Triggers and Deemed Dividend

Below is a summary of the deemed dividends resulting from the March 2025 and 2024 Down Round Triggers:

Deemed Dividends on Series F Preferred Stock
Date of Trigger Event	Description of Trigger Event	Series F Triggered	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend
March 17, 2025	March 2025 Down Round Trigger	5,025	$2.22 - 5.25	$1.20	$976,637

Deemed Dividends on Series F Warrants
March 17, 2025	March 2025 Down Round Trigger	593,247	$2.22 - 5.25	$1.20	$79,695
Total Deemed Dividends					$1,056,332

Series F and Series F Warrants issued prior to December 2024 have conversion and exercise prices equal to $1.10 and were not impacted by the March 2025 Down Round Trigger.

Deemed Dividends on Series F Preferred Stock
Date of Trigger Event	Description of Trigger Event	Series F Triggered	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	3,945	$60.29 - 124.50	$30.00	$5,102,674

Deemed Dividends on Series F Warrants
March 6, 2024	March 2024 Down Round Trigger	54,695	$60.29 - 124.50	$30.00	$147,030
Total Deemed Dividends					$5,249,704

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

Deemed dividends are reflected as an increase to additional paid in capital and an increase to accumulated deficit and as an increase to total net loss or decrease to total net income attributable to Common Stockholders in computing earnings per share on the condensed consolidated statements of operations and comprehensive income (loss).

Stock-based Compensation

The Company determines the fair value of awards granted under the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation of $49,880 and $18,580, respectively.

Restricted Stock Units (“RSUs”)

For the three months ended March 31, 2025, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	7,293	$324.64
Granted	72,194	2.10
Cancelled	(1,072)	264.60
Vested and released	—	—
Outstanding as of March 31, 2025	78,415	28.57
Vested as of March 31, 2025	8,015	255.33
Unvested as of March 31, 2025	70,400	$2.75

For the three months ended March 31, 2025, the aggregate fair value of RSU awards at the time of grant was $151,640 based the market price of our Common Stock on the date of grant.

For the three months ended March 31, 2025, the Company recognized $49,880 of stock-based compensation expense, and had approximately $137,886 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately fifteen months.

For the three months ended March 31, 2024, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	3,054	$901.50
Granted	—	—
Cancelled	(9)	467.00
Vested and released	—	—
Outstanding as of March 31, 2024	3,045	903.00
Vested as of March 31, 2024	2,869	928.00
Unvested as of March 31, 2024	176	$494.50

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

For the three months ended March 31, 2024, no RSUs were awarded. The Company recognized $18,580 of stock compensation expense, and had $25,000 of unrecognized stock-based compensation expense related to RSUs.

Issuance of RSUs to Current Officers and Directors of the Company

For the three months ended March 31, 2025, the Company granted 5,000 RSUs to officers, equal to $11,200 as compensation, which vested immediately. For the three months ended March 31, 2024, no RSUs were granted to officers.

For the three months ended March 31, 2025, the Company granted 56,000 RSUs equal to $125,440 to the four non-executive directors as quarterly board compensation, which vest in 330 days. For the three months ended March 31, 2024, the Company assigned 2,000 RSUs equal to $74,000 to the four non-executive directors as quarterly board compensation, which were granted on April 1, 2024, and vested immediately

Stock Options

For the three months ended March 31, 2025 a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(5)	410	247	—	—
Outstanding as of March 31, 2025	51	$5,825	$3,131	0.95	$—
Exercisable as of March 31, 2025	51	$5,825	$3,131	0.95	$—

As of March 31, 2025, the Company had no unrecognized compensation cost related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of March 31, 2025 (for outstanding options), less the applicable exercise price.

For the three months ended March 31, 2025, there was no stock compensation expense related to the stock options.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

For the three months ended March 31, 2024, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,505	$2,000	$1,080	1.49	$2,294
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(1,203)	2,055	1,126	—	—
Outstanding as of March 31, 2024	1,302	$2,010	$1,082	2.36	$—
Exercisable as of March 31, 2024	1,177	$2,184	$1,178	2.19	$—

As of March 31, 2024, the Company had approximately $21,000 of total unrecognized compensation cost related to stock options, which will be amortized through June 30, 2025.

Cancellations of Options

For the three months ended March 31, 2025 and 2024, as a result of employee terminations and options expirations, stock options aggregating 5 and 1,203 with fair market values of $1,235 and $1,292,459 were canceled, respectively.

Note 8 – Warrants

Equity Classified Warrants

As previously disclosed in Note 7, we issued Series F Warrants in connection with the issuance of Series F Preferred Stock upon Alpha exercising their AIR on February 7, 2025 and March 17, 2025.

During the three months ended March 31, 2025, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock pursuant to the exercise of the AIR by Alpha:

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

●	On February 7, 2025, we issued Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●	On March 17, 2025, we issued Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F Warrants issued on February 7, 2025. See the deemed dividends resulting from the March 2025 Down Round Trigger above.

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the years presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	317,664	$4.96		2.60
Issued – February 7, 2025	450,390	1.20	*	—
Issued – March 17, 2025	415,420	1.20		—
Outstanding as of March 31, 2025	1,183,474	1.72	*	2.76
Exercisable as of March 31, 2025	1,183,474	$1.72	*	2.76

*	Reflects the exercise price after the March 2025 Down Round Trigger on March 17, 2025 as described above.

As of March 31, 2025, the intrinsic value of the warrants was nil based on the market price of our stock and the warrant exercise price.

Liability Classified Warrants

The Series A and B warrants issued in October 2024 pursuant to an offering have the following contractual terms.

Each Series A Warrant and B Warrant is immediately exercisable on the date of issuance and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”). Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its Common Stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant. As of December 31, 2024, the exercise price of the Series A and B Warrants was $1.9445. This was adjusted down to $1.20 with the March 2025 Down Round Trigger and an additional 2,582,234 warrants were issued.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

A summary of activity related to the Series A and B warrants, classified as liabilities, for the three months ended March 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	4,628,312	$1.9445		4.75
Issued – March 2025 Down Round Trigger	2,582,234	1.2036		—
Series B Exercised	(267,849)	1.9445		—
Outstanding as of March 31, 2025	6,942,697	1.2036	*	4.50
Exercisable as of March 31, 2025	6,942,697	$1.2036	*	4.50

*	Reflects the exercise price after the March 2025 Down Round Trigger on March 17, 2025 as described above.

Note 9 – Commitments and Contingencies

Legal Matters

We note that in the ordinary course of business that we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damage may not be estimable. We do not believe any legal action would have a significant impact on the financials other than the matter disclosed above. However, there is inherent uncertainty regarding such matters.

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of March 31, 2025, the Company had purchase commitments of $1,647,407.

Note 10 – Segment Information

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

During the three months ended March 31, 2025, the Company conducted the business through two primary operating segments: Drones and Sensors. During the year ended December 31, 2024, our SaaS segment ceased operations and did not renew any of its software subscription. Transactions in this segment during 2025 will consist of run off related expenses until this segment is fully shut down.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, right-of-use asset and other assets.

As of March 31, 2025 and December 31, 2024 and for the years then ended, operating information about the Company’s reportable segments consisted of the following:

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of March 31, 2025
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,997,838	$6,684,693	$9,539,733	$—	$20,222,264

As of December 31, 2024
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,804,628	$7,028,158	$9,744,152	$4,616	$20,581,554

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three months ended March 31, 2025
Revenues	$—	$2,233,409	$1,416,001	$—	$3,649,410
Cost of sales	—	847,202	668,390	—	1,515,592
Compensation and related expenses	299,012	959,694	321,400	—	1,580,106
Professional fees	83,938	115,847	64,213	—	263,998
Other operating expenses	548,002	476,942	241,837	25,478	1,292,259
Income (loss) from operations	$(930,952)	$(166,276)	$120,161	$(25,478)	$(1,002,545)
Other income (expense), net	7,885,614	(9,195)	186,165	—	8,062,584
Net income (loss)	$6,954,662	$(175,471)	$306,326	$(25,478)	$7,060,039

Three months ended March 31, 2024
Revenues	$—	$1,146,612	$2,633,540	$114,295	$3,894,447
Cost of sales	—	687,231	1,189,328	63,466	1,940,025
Compensation and related expenses	266,754	1,339,689	189,951	148,410	1,944,804
Professional fees	172,324	263,769	92,698	130,612	659,403
Other operating expenses	446,506	835,685	269,066	192,846	1,744,103
Income (loss) from operations	$(885,584)	$(1,979,762)	$892,497	$(421,039)	$(2,393,888)
Other income (expense), net	(3,961,907)	54,197	(13,989)	—	(3,921,699)
Net income (loss)	$(4,847,491)	$(1,925,565)	$878,508	$(421,039)	$(6,315,587)

Note 10 – Segment Information– Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2025
North America	$380,940	$419,091	$—	$800,031
Latin America	330,690	43,934	—	374,624
Europe, Middle East and Africa	1,484,547	750,191	—	2,234,738
Asia Pacific	37,232	149,992	—	187,224
Other	—	52,793	—	52,793
	$2,233,409	$1,416,001	$—	$3,649,410

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2024
North America	$575,143	799,551	106,745	1,481,439
Latin America	225,834	126,438	5,185	357,457
Europe, Middle East and Africa	331,443	1,360,879	247	1,692,569
Asia Pacific	14,192	321,279	1,870	337,341
Other	—	25,393	248	25,641
	$1,146,612	2,633,540	114,295	3,894,447

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 11 – Subsequent Events

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

On April 2, 2025, the Company and Alpha, the holder of a majority interest of the Series B Warrants (see Note 8), entered into an Amendment to the Series B Common Stock Purchase Warrant and Exchange Agreement (the “Warrant Amendment”), pursuant to which the contractual terms of the Series B Warrant was amended to (x) remove the Floor Price limitation that was no longer applicable and (y) remove the anti-dilution provision applicable in a Share Combination Event (as defined in the Series B Warrant), and (ii) Alpha exchanged 125,361 previously issued Series F Warrants with an exercise price of $1.10 for 88,908 shares of Common Stock for no consideration. The Warrant Amendment amends all outstanding Series B Warrants. The Warrant Amendment resulted in the reassessment of the Series B classification. Due to the contractual terms of the Series B Warrants being amended and the Share Combination Event being removed these Warrants will no longer be precluded from being classified as equity.

On April 14, 2025 (the “CFO Commencement Date”), the Board of Directors of the Company appointed Ms. Alison Burgett, age 47, to the position of Chief Financial Officer of the Company. As the Company’s Chief Financial Officer, she assumes the Company’s principal accounting officer duties from the Company’s Interim Chief Financial Officer, Adrienne Anderson. Ms. Anderson resigned from her position with the Company upon Ms. Burgett’s appointment to the position of Chief Financial Officer.

On the CFO Commencement Date, the Company entered into an executive employment agreement with Ms. Burgett (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Burgett is entitled to receive (i) compensation of $225,000 per year, (ii) an award of restricted stock units (“RSUs”) with a value rounded to the equivalent of $25,000 at the time of the award within 120 days of the CFO Commencement Date, (iii) an award of RSUs with a value rounded to the equivalent of $25,000 at the time of the award within 30 days of each anniversary of the CFO Commencement Date, so long as Ms. Burgett continues to serve in the role of Chief Financial Officer, and (iv) an annual performance bonus, which will be determined each year by the Compensation Committee of the Board and approved by the Board.

We have issued a total of 1,016,398 of shares of Common Stock for the conversion of 966 shares of Series F Preferred Stock with a stated value of $1,000 per share and conversion prices ranging from $0.82 - $1.10.

On May 5, 2025, Alpha exercised its Additional Investment Right for the aggregate purchase of 500 shares of Series F Convertible Preferred initially convertible into 602,846 shares of Common Stock, in the aggregate, at a conversion price of $0.8294 and warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $0.8294 per share for an aggregate purchase price of $500,000. The warrants will be immediately exercisable upon issuance and have a three-year term.

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “we”, “our” or “us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture, and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense.

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

Our core technological capabilities include robotics and robotics systems autonomy; advanced thermal and multispectral sensor design and development; embedded software and firmware; secure wireless digital communications and networks; lightweight airframes; small UAS (“UAS”) design, integration and operations; power electronics and propulsion systems; controls and systems integration; fixed wing flight; flight management software; data capture and analytics; human-machine interface development and integrated mission solutions.

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

Key Growth Strategies

We intend to materially grow our business by leveraging our proprietary, best-in-class, full-stack drone solutions, industry influence and deep pool of talent with specialized expertise in robotics, automation, custom manufacturing and data science to achieve greater penetration of the global UAS industry – with near-term emphasis on capturing larger market share of the agriculture, energy/utilities, infrastructure and government/military verticals. We expect to accomplish this goal by first bringing three core values to life in our day-to-day operations and aligning them with our efforts to earn the trust and continued business of our customers and industry partners:

●	Innovation – committed to driving forward with positive change, our team is committed to innovate in technology, strategies, and cross-department initiatives.

●	Passion – this fuels our obsession with excellence, our desire to try the difficult things and tackle big problems, and our commitment to meet our customers’ needs – and then surpass them.

●	Integrity – this is not optional or situational at AgEagle – it is the foundation for everything we do, even when no one is watching.

Key components of our growth strategy include the following:

●	Establish centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skillsets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

●	Deliver new and innovative solutions. AgEagle’s research and development efforts are critical building blocks of the Company, and we intend to continue investing in our own innovations, pioneering new and enhanced products and solutions that enable us to satisfy our customers – both in response to and in anticipation of their needs. AgEagle believes that by investing in research and development, the Company can be a leader in delivering innovative autonomous robotics systems and solutions that address market needs beyond our current target markets, enabling us to create new opportunities for growth.

●	Foster our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. AgEagle’s company culture encourages innovation and entrepreneurialism, which helps attract and retain highly skilled professionals. We believe this culture is key to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

●	Growth through acquisition. Through successful execution of our growth-through-acquisition strategies, we intend to acquire technologically advanced UAS companies and intellectual property that complement and strengthen our value proposition to the market. We believe that by investing in complementary acquisitions, we can accelerate our revenue growth and deliver a broader array of innovative autonomous flight systems and solutions that address specialized market needs.

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●	Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, we expect to earn ISO:9001 international certification for our Quality Management System in Q2 2025.

●	In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the DoD Robotic and Autonomous System-Air Interoperability Profile (“RAS-A IOP”). In addition, three branches of European military forces have taken delivery of eBee VISION drones in 2023. In support of its sales and pre-order efforts, AgEagle’s team has been engaged in numerous live demonstrations and intensive training sessions with officials from government and military agencies across the world seeking to leverage the power of eBee VISION in their respective drone operations. In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications.

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

●	We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers spanning surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, to name just a few. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●	AgEagle was awarded a Multiple Award Schedule (“MAS”) Contract by the U.S. federal government’s General Services Administration (“GSA”) – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●	Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company and positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System (“ARTEMIS”). Tough Stump is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●	Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the FAA. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States.

●	Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA.Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

●	|In August 2022, we announced that the eBee X, eBee GEO and eBee AG were the first commercial drones to be designated with the C2 class identification label in accordance with EASA regulations. As of August 22, 2022, drone operators flying C2 labeled eBees are able to conduct missions in the “Open Category” with all the advantages that this entails. The C2 certification allows the eBee X series, with correct labelling, to fly at a horizontal distance of 30 meters from uninvolved people. By contrast, heavy drones like VTOLs or quadcopters must maintain a distance of 150 meters from people and any residential, commercial, industrial and recreational areas, limiting their operational capabilities to remote zones.

●	In early October 2023, the eBee X series of drones were designated with the C6 class identification label in accordance with European Union regulations. As of January 1, 2024, drone operators of C6-labeled eBees will be able to conduct Beyond Visual Line of Sight (“BVLOS”) operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kg, all without the requirement for formal permissions or regulatory waivers.

●	Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 Acquisitions, we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

●	In late 2022, we partnered with government contractor Darley to expand the market reach of AgEagle’s high performance fixed wing drones and sensors to the U.S. first responder and tactical defense markets. Distinguished as one of the nation’s longest standing government contracting organizations, Darley is expected to become a key contributor to AgEagle’s success in delivering best-in-class UAS solutions to a wide range of state and federal agencies. Providing our best-in-class autonomous flight solutions for public safety applications through trusted resellers like Darley represents an entirely new market opportunity for AgEagle and one we intend to vigorously pursue in the coming year.

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

Critical Accounting Estimates

The condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the reserve for obsolete inventory, stock options and consideration, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

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

Three Months Ended Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024

Revenues

For the three months ended March 31, 2025, revenues were $3,649,410 as compared to $3,894,447 for the three months ended March 31, 2024, a decrease of $245,037, or 6.3%. The decrease of $245,037 was attributable to a decrease of approximately $1,217,539 revenues due to decreased sensor sales primarily related to expected seasonality, $114,295 decrease on our SaaS revenue due to us not renewing software subscriptions and ceasing the operations of this segment off set by an increase of approximately $1,086,797 in revenues of the drone products.

Cost of Sales and Gross Profit

For the three months ended March 31, 2025, cost of sales was $1,515,592 as compared to $1,940,025 for the three months ended March 31, 2024, a decrease of $424,433 or 21.9%. For the three months ended March 31, 2025, gross profit was $2,133,818 as compared to $1,954,422 for the three months ended March 31, 2024, an increase of $179,396, or 9.2%. The primary factors contributing to the decrease in our cost of sales and the increase in gross profit margin was due to the total mix of our product sales during the current period which had higher margin drone sales then the previous period.

Operating Expenses

For the three months ended March 31, 2025, operating expenses were $3,136,363, as compared to $4,348,310 for the three months ended March 31, 2024, a decrease of $1,211,947, or 27.9%. The primary driver for reduced operating expense related to staff attrition, reduced consulting, and professional fees.

Operating expenses comprise general and administrative, sales and marketing, and research and development.

General and Administrative Expenses

For the three months ended March 31, 2025, general and administrative expenses were $1,972,811 as compared to $2,682,658 for the three months ended March 31, 2024, a decrease of $709,847, or 26.5%. The decrease was primarily related to less compensation expense related to terminated employees, less intangible amortization during 2025 due to impairment charges recorded during the year ended December 31, 2024, less costs related to our annual shareholder meeting, legal fees, and accounting expenses.

Research and Development

For the three months ended March 31, 2025, research and development expenses were $736,411 as compared to $1,130,229 for the three months ended March 30, 2024, a decrease of $393,818, or 34.8%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended March 31, 2025, sales and marketing expenses were $427,141 as compared to $535,423 for the three months ended March 30, 2024, a decrease of $108,282, or 20.2%. The decrease was primarily due to the decrease in travel, and integration of sales and marketing teams that lead to a reduction of consulting expenses.

Other Income (Expense), net

For the three months ended March 31, 2025, other income, net was $8,062,584 as compared to other expense, net of $3,921,699 for the three months ended March 31, 2024, an increase of $11,984,283. The increase is primarily attributable to a gain on change in fair value of our outstanding warrant liabilities of $7,780,000 that were issued in October 2024 in an offering and a decrease in interest expense due to reduction in our principal balance on our outstanding convertible note as well as an approximate $3.7 million interest expense charge during the three months ended March 31, 2024 due to a reduction in the convertible notes’ conversion price.

Net Income (Loss)

For the three months ended March 31, 2025, we generated net income of $7,060,039 as compared to a net loss of $6,315,587 for the three months ended March 31, 2024, an increase of $13,375,626 or 211.8%. The increase in our net income is primarily attributable to the gain on change in fair value of our outstanding warrant liabilities and the above mentioned reductions of costs related to general and administrative, research and development, and sales and marketing.

Cash Flows

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

As of March 31, 2025, cash on hand was $3,784,659, as compared to $3,613,996 as of December 31, 2024, an increase of $170,663, or 4.7%.

For the three months ended March 31, 2025, cash used in operations was $1,294,556, a decrease of $258,537 or 16.6%, as compared to cash used of $1,553,093 for the three months ended March 31, 2024. The decrease in cash used in operating activities was principally driven by the reduction in our operating loss due to reduced expenses resulting in less cash used in operating activities.

For the three months ended March 31, 2025, cash used in investing activities was $10,424, a decrease of $32,657, or 75.8%, as compared to cash used of $43,081 for the three months ended March 31, 2025. The decrease is related to less purchases of property and equipment and internal software and platform costs in 2025 compared to 2024.

For the three months ended March 31, 2025, cash provided by financing activities was $1,434,903, a decrease of $206,991 or 12.6%, as compared to cash provided of $1,641,894 for the three months ended March 31, 2024. The decrease in cash provided by our financing activities was due to less proceeds from the exercise of warrants and other short-term loans, offset by an increase in proceeds from the sale of Series F Preferred Stock during 2025 as compared to 2024.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had a working capital of $5,383,426 and cash on hand of $3,784,659. For the three months ended March 31, 2025, we incurred a loss from operations of $1,002,545, a decrease of $1,391,343, or 58.1%, as compared to $2,393,888 for the three months ended March 31, 2024. During the three months ended March 31, 2025, we used cash in our operating activities of $1,294,556. As of March 31, 2025, we do not have sufficient cash on hand to meet our financial obligations for the next twelve months and will require additional working capital.

While we have historically been successful in raising capital to meet our working capital needs, the ability to continue raising such capital to enable us to continue our growth is not guaranteed. We will require additional liquidity to continue our operations and meet our financial obligations over the next twelve months, therefore is substantial doubt about our ability to continue as a going concern. We are evaluating strategies to obtain the required additional funding for future operations and the restructuring of operations to grow revenues and reduce expenses.

Off-Balance Sheet Arrangements

On March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 14, 2008)

3.2	Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 to the Form 8-K filed on March 29, 2018)

3.3	Certificate of Change, as filed with the Secretary of State of Nevada on October 4, 2024 (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on October 15, 2024).

3.4	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on December 20, 2024 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 20, 2024).

3.5	Second Amended and Restated Bylaws of AgEagle Aerial Systems, Inc., as currently in effect (incorporated by reference from Exhibit 3.1 on Form 8-K filed on January 25, 2023).

4.1	Amendment to Series B Common Stock Purchase Warrant and Exchange Agreement, dated April 2, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, field with the SEC on April 4, 2025).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: May 15, 2025	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: May 15, 2025	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	May 15, 2025
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	May 15, 2025
Alison Burgett	(Principal Financial and Accounting Officer)

