Form 10-Q
period 2025-06-30
AgEagle Aerial Systems Inc.
filed 2025-08-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 34,032,333 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31,
	(unaudited)	2024
ASSETS
CURRENT ASSETS:
Cash	$5,502,584	$3,613,996
Accounts receivable, net	2,493,173	1,432,470
Inventories, net	5,696,463	5,475,857
Prepaid and other current assets	403,952	425,182
Total current assets	14,096,172	10,947,505

Property and equipment, net	395,986	455,592
Right-of-use assets	2,320,236	2,511,572
Intangible assets, net	1,624,775	1,956,304
Goodwill	4,459,644	4,459,644
Other assets	285,597	250,937
Total assets	$23,182,410	$20,581,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,146,038	$2,786,492
Accrued liabilities	2,625,627	2,360,775
Convertible note	—	1,333,333
Other short-term loan	—	99,735
Contract liabilities	118,284	148,054
Current portion of lease liabilities	936,093	921,038
Current portion of COVID loan	164,852	237,464
Total current liabilities	4,990,894	7,886,891

Long-term portion of lease liabilities	1,416,398	1,646,878
Long-term portion of COVID loan	236,529	274,389
Warrant liabilities	128,000	16,400,000
Defined benefit plan obligation	129,932	115,355
Total liabilities	6,901,753	26,323,513

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 2,675 shares issued and outstanding as of June 30, 2025, and 5,935 shares issued and outstanding as of December 31, 2024	3	6
Common Stock, $0.001 par value, 200,000,000 shares authorized, 21,802,649 and 9,661,664 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	21,803	9,662
Additional paid-in capital	233,381,747	212,715,967
Accumulated deficit	(217,335,698)	(218,381,218)
Accumulated other comprehensive income (loss)	212,802	(86,376)
Total stockholders’ equity (deficit)	16,280,657	(5,741,959)
Total liabilities and stockholders’ equity (deficit)	$23,182,410	$20,581,554

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2025	2024		2025	2024
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$4,197,561	$3,392,538		$7,846,970	$7,286,985
Cost of sales	1,857,682	1,837,963		3,373,275	3,777,988
Gross Profit	2,339,879	1,554,575		4,473,695	3,508,997

Operating expenses:
General and administrative	2,534,170	2,359,105		4,506,980	5,041,763
Research and development	810,990	1,082,007		1,547,401	2,212,236
Sales and marketing	1,062,345	653,931		1,489,486	1,189,354
Total operating expenses	4,407,505	4,095,043		7,543,867	8,443,353
Loss from operations	(2,067,626)	(2,540,468)		(3,070,172)	(4,934,356)

Other income (expense):
Interest expense	(49,859)	(349,107)		(107,388)	(4,134,451)
Loss on debt extinguishment	(125,242)	—		(125,242)	—
Gain on change in fair value of warrant liabilities	726,000	—		8,506,000	—
Gain (loss) on disposal of fixed assets	—	—		—	(13,988)
Other income (expense), net	236,351	(40,133)		576,465	(162,500)
Total other income (expense), net	787,250	(389,240)		8,849,835	(4,310,939)
Net income (loss) before provision for income taxes	(1,280,376)	(2,929,708)		5,779,663	(9,245,295)
Provision for income taxes	—	—		—	—
Net income (loss)	(1,280,376)	(2,929,708)		5,779,663	(9,245,295)
Accrued dividends on Series F Preferred Stock	(52,038)	(49,748)		(119,688)	(110,983)
Deemed dividends on Series F Preferred Stock and Warrants	(3,677,811)	(7,751)		(4,734,143)	(5,257,455)
Net income (loss) attributable to common stockholders	$(5,010,225)	$(2,987,207)		$925,832	$(14,613,733)

Net income (loss) per common share - Basic	$(0.32)	$(12.06)		$0.07	$(71.01)
Net loss per common share - Diluted	$(0.32)	$(12.06)		$(0.35)	$(71.01)

Weighted average number of shares outstanding during the period – Basic	15,524,049	247,728	(i)	13,835,214	205,788	(i)
Weighted average number of shares outstanding during the period – Diluted	15,524,049	247,728	(i)	21,227,258	205,788	(i)

Comprehensive income (loss):
Net income (loss)	$(1,280,376)	$(2,929,708)		$5,779,663	$(9,245,295)
Amortization of unrecognized periodic pension costs	—	—		107,565	—
Foreign currency cumulative translation adjustment	213,392	11,158		191,613	(152,495)
Total comprehensive income (loss), net of tax	$(1,066,984)	$(2,918,550)		$6,078,841	$(9,397,790)

(i)	Adjusted for the effect of a 1 to 50 reverse stock split that became effective on October 14, 2024 (see Note 1)

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and six months ended June 30, 2025

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2025	5,025	$5	12,820,421	$12,821	$216,542,203	$(590)	$(212,377,511)	$4,176,928
Issuance of Series F Preferred Stock and warrants, net of issuance costs	3,000	3	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(5,350)	(5)	6,081,754	6,081	(6,076)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	88,908	89	(89)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(52,038)	—	—	(52,038)
Exercise of Series B Warrants	—	—	1,952,839	1,953	1,617,730	—	—	1,619,683
Stock-based compensation expense	—	—	—	—	111,832	—	—	111,832
Issuance of Restricted Common Stock	—	—	78,615	79	(79)	—	—	—
Conversion of Convertible Note principal and accrued interest to Common Stock	—	—	780,112	780	646,214	—	—	646,994
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	—	—	—	—	3,677,811	—	(3,677,811)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	7,766,000	—	—	7,766,000
Issuance costs for sale of preferred stock	—	—	—	—	(47,000)	—	—	(47,000)
Foreign currency cumulative translation adjustment	—	—	—	—	—	213,392	—	213,392
Net loss	—	—	—	—	—	—	(1,280,376)	(1,280,376)
Balance as of June 30, 2025	2,675	$3	21,802,649	$21,803	$233,381,747	$212,802	$(217,335,698)	$16,280,657

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and six months ended June 30, 2025

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated		Total
	Series F	Series F	Par $0.001	Common	Additional	Other		Stockholders’
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2024	5,935	$6	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Series F Preferred Stock and warrants, net of issuance costs	4,500	5	—	—	4,499,995	—	—	4,500,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(7,760)	(8)	8,272,662	8,273	(8,265)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	88,908	89	(89)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(119,688)	—	—	(119,688)
Exercise of Series B Warrants	—	—	2,220,688	2,220	2,138,296	—	—	2,140,516
Stock-based compensation expense	—	—	—	—	161,710	—	—	161,710
Issuance of Restricted Common Stock	—	—	78,615	79	(79)	—	—	—
Conversion of Convertible Note principal and accrued interest to Common Stock	—	—	1,480,112	1,480	1,415,515	—	—	1,416,995
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	—	—	—	—	4,734,143	—	(4,734,143)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	7,766,000			7,766,000
Issuance costs for sale of preferred stock	—	—	—	—	(47,000)			(47,000)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	107,565	—	107,565
Foreign currency cumulative translation adjustment	—	—	—	—	—	191,613	—	191,613
Net income	—	—	—	—	—		5,779,663	5,779,663
Balance as of June 30, 2025	2,675	$3	21,802,649	$21,803	$233,381,747	$212,802	$(217,335,698)	$16,280,657

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS EDED JUNE 30, 2024

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2024	3,945	$4	10,891,427	$10,892	$186,247,756	$(57,350)	$(177,148,382)	$9,052,920
Effect on existing shares due to Reverse Split on October 14, 2024	—	-	(10,673,599)	(10,674)	10,674	—	—	$—
Issuance of Series F Preferred Stock and warrants, net of issuance costs	2,100	2	—	—	2,074,998	—	—	2,075,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(1,750)	(2)	58,333	58	(56)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(49,748)	—	—	(49,748)
Stock-based compensation expense	—	—	—	—	28,535	—	—	28,535
Issuance of Restricted Common Stock	—	—	612	1	(1)	—	—	—
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	7,751	—	(7,751)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(113,683)	—	—	(113,683)
Foreign currency cumulative translation adjustment	—	—	—	—	—	11,158	—	11,158
Net loss	—	—	—	—	—	—	(2,929,708)	(2,929,708)
Balance as of June 30, 2024	4,295	$4	276,774	$277	$188,206,226	$(46,192)	$(180,085,841)	$8,074,474

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS EDED JUNE 30, 2024

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(133,493,864)	(133,495)	133,495	—	—	—
Effect on existing shares due to Reverse Split on October 14, 2024			(6,885,773)	(6,886)	6,886	—	—	—
Issuance of Series F Preferred Stock and warrants, net of issuance costs	3,100	3	—	—	3,024,997	—	—	3,025,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(4,880)	(5)	117,374	117	(112)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	1,597	2	99,998	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(110,983)	—	—	(110,983)
Exercise of warrants issued with Series F	—	—	16,590	17	497,684	—	—	497,701
Stock-based compensation expense	—	—	—	—	47,115	—	—	47,115
Issuance of Restricted Common Stock	—	—	687	1	(1)	—	—	—
Reduction of Conversion Price of Promissory Note on Exchange Agreement	—	—	—	—	3,488,851	—	—	3,488,851
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	5,257,455	—	(5,257,455)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(272,976)	—	—	(272,976)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(152,495)	—	(152,495)
Net loss	—	—	—	—	—	—	(9,245,295)	(9,245,295)
Balance as of June 30, 2024	4,295	$4	276,774	$277	$188,206,226	$(46,192)	$(180,085,841)	$8,074,474

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,779,663	$(9,245,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	161,710	47,115
Depreciation and amortization	574,002	675,544
Loss on disposal of fixed assets	—	13,988
Interest added to convertible note payable	35,265	344,991
Interest expense for reduction in convertible note conversion price	—	3,488,851
Defined benefit plan obligation	—	(48,377)
Amortization of debt discount and warrant modification	—	384,000
Gain on change in fair value of warrant liabilities	(8,506,000)	—
Loss on debt extinguishment	125,242	—
Changes in operating assets and liabilities:
Accounts receivable, net	(903,472)	487,262
Inventories, net	(384,090)	347,817
Prepaid expenses and other assets	454,235	180,109
Accounts payable	(1,657,616)	69,795
Accrued expenses and other liabilities	335,852	381,097
Contract liabilities	(54,476)	(295,327)
Other	—	185,000
Net cash used in operating activities	(4,039,685)	(2,983,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,882)	(34,692)
Capitalization of internal use software costs	—	(58,303)
Net cash used in investing activities	(23,882)	(92,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series B warrants	1,790,516	—
Proceeds from the sale of Series F preferred stock and warrants	4,500,000	3,025,000
Repayments on COVID loans	(162,770)	(213,517)
Payment to convertible note	—	(484,950)
Proceeds from the exercise of Series F warrants	—	497,701
Proceeds (repayments) on other short-term loans	(135,000)	738,000
Issuance costs for sale of Series F preferred stock and warrants	(47,000)	(272,976)
Net cash provided by financing activities	5,945,746	3,289,258

Effects of foreign exchange rates on cash flows	6,409	(54,649)

Net change in cash	1,888,588	158,184
Cash at beginning of period	3,613,996	819,024
Cash at end of period	$5,502,584	$977,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$35,265	$468,141
Income taxes paid	$—	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	$8,273	$117
Series F Warrants exchanged for shares of Common Stock	$89	$—
Issuance of vested restricted Common Stock	$79	$1
Amended Series B warrants reclassified to stockholders' equity	$7,766,000	$—
Conversion of Promissory Note and accrued interest to shares of Common Stock	$1,416,995	$100,000
Accrued dividends on Series F Preferred Stock	$119,688	$110,983
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	$4,734,143	$5,257,455
Accrued expense settled with Series B Warrant exercise	$350,000	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

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

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2025. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

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

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the six months ended June 30, 2025, the Company had net income of $5,779,663 due to non-cash warrant valuation gain of $8,506,000 and used cash in operating activities of $4,039,685. As of June 30, 2025, the Company has a working capital of $9,105,278 and an accumulated deficit of $217,335,698. While the Company has historically been successful in raising capital to meet its working capital needs and executed a funding agreement on February 7, 2025 with Alpha Capital Anstalt (“Alpha”), pursuant to the funding agreement, among other things, Alpha agreed to provide quarterly financing for the Company for the next twelve months pursuant to their Additional Investment Rights (AIR), with such amounts and timing of funding to be agreed to by the parties (see Note 7). However, the amount of funding to be provided may not be sufficient for our working capital needs and we have minimal recourse if Alpha chooses not to exercise their AIR.

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

Revenue Recognition – Most of the Company’s revenues are derived primarily through the sales of drones, sensors and related accessories. The Company utilized ASC Topic 606 and the related amendments, Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which occurs once controls transfer to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the consolidated statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns. Therefore, revenue is recognized at a point in time.

    Pursuant to ASC 606, we have the following revenue recognition policies:

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

Additionally, customer payments or deposits received in advance of the Company completing performance obligations are recorded as contract liabilities. As of June 30, 2025 and December 31, 2024, we have $118,284 and $148,054 of advanced customer payments presented as contract liabilities on the accompanying consolidated balance sheets, respectively. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. During the six months ended June 30, 2025, we recognized $84,548 of revenue that was deferred as a contract liability as of December 31, 2024.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Summary of Significant Accounting Policies - A description of all of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 31, 2025, with the SEC on Form 10-K for the year ended December 31, 2024. These policies have been applied consistently in these unaudited condensed interim consolidated financial statements.

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

For the three  months ended June 30, 2025, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”), warrants and options to purchase Common Stock and convertible instruments from the calculation of diluted net loss per share, because these securities are anti-dilutive for the three month period due to the net loss incurred.  As of June 30, 2025, the Company had 68,797 unvested RSUs, 11,597,104 warrants and  no options outstanding to purchase shares of Common Stock, and 2,485,654 of issuable shares upon the conversion of Series F preferred stock that have been excluded from diluted earnings per share as their inclusion would be anti-dilutive.

For the three and six months ended June 30, 2024 , the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”), options and warrants to purchase Common Stock and convertible instruments from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented which consisted of 548 unvested RSUs, 128,444 warrants, 65 options, 143,167 shares issuable upon the conversion of convertible preferred stock and 142,151 shares issuable upon the conversion of convertible debt.

For the three months ended June 30, 2025 and the three and six months ended June 30, 2024, no adjustments were made to the numerator or denominator in our computation of diluted earnings per share due to the net loss incurred during these periods. Therefore, any such adjustments would have an anti-dilutive effect.

Net income (loss) per common share basic and dilutive is as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,280,376)	(2,929,708)	5,779,663	$(9,245,295)
Accrued dividends on Series F Preferred Stock	(52,038)	(49,748)	(119,688)	(110,983)
Deemed dividends	(3,677,811)	(7,751)	(4,734,143)	(5,257,455)
Numerator for basic EPS - net income (loss) available to common stockholders	(5,010,225)	(2,987,207)	925,832	(14,613,733)

Effect of convertible securities and liability classified equity instrument:
Accrued dividends on Series F Preferred Stock	—	—	119,688	—
Interest expense on convertible note payable	—	—	45,150	—
Gain on change in fair value of warrant liabilities	—	—	(8,506,000)	—
Numerator for diluted EPS - net loss available to common stockholders	$(5,010,225)	$(2,987,207)	$(7,415,330)	$(14,613,733)

Denominator:
Denominator for basic EPS - weighted average shares	15,524,049	247,728	13,835,214	205,788

Effect of dilutive securities:
Incremental shares for outstanding warrants	—	—	4,837,593	—
Convertible Series F Preferred Stock	—	—	2,485,654	—
Unvested restricted stock units	—	—	68,797	—
Denominator for diluted EPS - weighted average shares	15,524,049	247,728	21,227,258	205,788

Net income (loss) per common share - basic	$(0.32)	$(12.06)	$0.07	$(71.01)

Net loss per common share - diluted	$(0.32)	$(12.06)	$(0.35)	$(71.01)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

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

The Company has determined that it operates in two segments:

●

Drones, which comprises revenues earned from contractual arrangements to develop, manufacture and /or modify complex drone related products, and to provide associated engineering, technical and other services according to customer specifications.

●	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

●	Corporate, which comprises corporate costs only, and is not considered an operating segment.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

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

Note 3 – Inventories, Net

Inventories, Net

As of June 30, 2025 and December 31, 2024, inventories, net consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$3,591,115	$3,488,703
Work in process	1,054,165	912,397
Finished goods	1,551,295	1,527,975
Gross inventories	6,196,575	5,929,075
Less: Provision for obsolescence	(500,112)	(453,218)
Inventories, net	$5,696,463	$5,475,857

Note 4 – COVID Loans

The Company assumed the obligations for two COVID Loans originally made by the Small Business Administration to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three and six months ended June 30, 2025, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $57,448 and $162,770 respectively. As of June 30, 2025, the Company’s outstanding obligations under the senseFly COVID Loans are $401,381.

As of June 30, 2025, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2025 (remaining)	$92,317
2026	103,033
2027	206,031
Total	$401,381

Note 5 – Convertible Note

The Company had a Convertible Note outstanding with Alpha Capital Anstalt (“Alpha”) which was due January 8, 2025 (the “Note”) and was considered in default. The Note was a result of an exchange agreement executed on February 8, 2024 in which the parties agreed to exchange the then outstanding promissory note into a convertible note. The Note accrued interest at 12% per annum and would increase to the lesser of 18% or the maximum rate permitted under applicable law upon an Event of Default as defined under the Note.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 5 – Convertible Note – Continued

During the six months ended June 30, 2025, the conversion price of the Note was reduced from $1.10 to $0.8294 pursuant to dilution protection provisions and due to the sale of Series F preferred stock and Series F warrants with a conversion price and exercise price of $0.8294 (see Note 8). The Company recognized a loss on debt extinguishment of $125,242 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rate of 4.27%, volatility of 203.53%, and dividend rate of 0.00%.

During the six months ended June 30, 2024, the conversion price of the Note was reduced from $62.50 to $30.00 pursuant to dilution protection provisions and due to the reduction in warrant exercise prices to $30.00 to induce exercise (see Note 7). The Company recognized in interest expense the amount of $3,488,851 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.92 years, risk free rate of 4.83%, volatility of 89.60%, and dividend rate of 0.00%.

During the  six months ended June 30, 2025 and 2024, Alpha converted $646,994 and $0 of outstanding principal and accrued interest into 780,112  and 0 shares of Common Stock at an average conversion rate of $0.8294 and $0, respectively. During the six months ended June 30, 2025 and 2024, Alpha converted $1,416,995 and $100,000 of outstanding principal and accrued interest into 1,480,112 and 1,597 shares of Common Stock at an average conversion rate of $0.9573 and $62.62, respectively. .

As of June 30, 2025 and December 31, 2024, the outstanding principal and accrued interest on the Note was $0 and $8,612 and $1,333,333 and $47,123, respectively.

For the six months ended June 30, 2025 and 2024, we recognized interest expense on the Note of $92,273 and $210,325, respectively.

Note 6 – Fair Value Measurements

We closed on an offering of units consisting of Common Stock, Series A and B warrants in October 2024 (the “October 2024 Offering). In connection with the October 2024 Offering, we sold units comprised of Common Stock, Series A warrants and a Series B warrants (collectively referred to as the “Warrants”) (see Note 8). The Warrants were deemed to be derivative liabilities, at issuance, due to variability in the ultimate settlement of the Warrants caused by various settlement provisions embedded within the Warrants. Liability classified warrants are reported at fair value upon issuance and subsequently at each reporting period.

On April 2, 2025, the Company and the majority holder of the Series B warrants, executed an Amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B warrants by removing Section 3.2 of the original warrant agreement in its entirety (the "Share Combination Event"). Pursuant to the Share Combination Event, if a share split, share dividend, share combination recapitalization or other similar transaction involving common stock occurred after the issuance date of the Series B warrants, the exercise price of the Series B warrants would be adjusted to the lowest volume weighted average price during the five days prior and after such a Share Combination Event if less than the exercise price in effect.  The Company reassessed the classification of the Series B warrants after the execution of the Series B Amendment and concluded that the Series B warrants were no longer precluded from being classified within stockholders' equity.  On April 2, 2025, we reclassified the fair value of the Series B warrants of $7,766,000 from warrant liability to additional paid-in capital. See Note 8 for further disclosures regarding the Series A and B warrants.

The following tables present information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2025
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities -Series A warrants	$—	$—	$128,000	$128,000
Total	$—	$—	$128,000	$128,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 6 – Fair Value Measurements – Continued

	Fair Value Measurements at December 31, 2024
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities -Series A and B warrants	$—	$—	$16,400,000	$16,400,000
Total	$—	$—	$16,400,000	$16,400,000

The fair value of the warrants was determined by using a Black-Scholes pricing model and the following assumptions:

	June 30, 2025	December 31, 2024
Exercise price	$—	$1.9445
Stock price	$1.03	$3.47
Expected term (years)	4.25	4.75
Volatility	131.98%	133.00%
Risk-free rate	3.74%	4.28%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	0.00%	100%

As of June 30, 2025 and December 31, 2024, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of approximately $0.128 million and $16.4 million, respectively. Inherent in option pricing models are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.  As of December 31, 2024, the probability of a capital raise below the Warrants’ current exercise price was a significant unobservable input based on management’s estimate factoring in the Company’s capital needs and the Company’s stock price, which is volatile. As of June 30, 2025, this estimate was no longer relevant as the Series A warrants include an alternate cashless exercise which allows the holder to exercise the warrant for no consideration and receive two shares of common stock. This settlement provision was given a 100% probability in the Black-Scholes computation as it is the most economically beneficial settlement scenario to the holder.

During the six months ended June 30, 2025, we recognized a gain on the change in the fair value of the warrant liabilities of $8,506,000 and reclassified the fair value of the Series B warrants to additional paid-in capital. A reconciliation of the warrant liabilities is below:

Amount
Balance as of December 31, 2024	$16,400,000
Amended Series B warrants reclassified to stockholders' equity	(7,766,000)
Change in fair value of warrant liabilities	(8,506,000)
Balance as of June 30, 2025	$128,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

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

Additional Investment Right

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

On February 7, 2025, Alpha and the Company executed a funding agreement in which Alpha agreed to exercise its AIR quarterly to provide financing to the Company for the next twelve months, with such amounts and timing of funding to be agreed to by the parties.

As consideration for Alpha’s commitment to additionally fund, the Company agreed to (i) extend the period in which Alpha can exercise its AIR by extending the termination date of December 31, 2025 to June 1, 2026 and (ii) granting Alpha certain registration rights related to the Series F Alpha currently holds and will receive upon further exercises of its AIR. The Company filed the required registration statement to register 6,500,000 shares of Common Stock which became effective by the Securities and Exchange Commission on April 25, 2025.

During the six months ended June 30, 2025, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

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

●

On March 17, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 415,420 shares of Common Stock at an initial conversion price of $1.2036 and Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F and Series F Warrants issued on February 7, 2025. See Down Round Triggers and Deemed Dividends in Note 7 below.

●

On May 5, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 602,846 shares of Common Stock at an initial conversion price of $.8294 and Series F Warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $.8294. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series B and F Warrants being triggered (the “May 2025 Down Round Trigger”). See Down Round Triggers and Deemed Dividends in Note 7 below.

●

On June 6 , 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 418,831 shares of Common Stock at an initial conversion price of $1.1938 and Series F Warrants to purchase up to 418,831 shares of Common Stock at an initial exercise price of $1.1938. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On June 9, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into an aggregate of 838,364 shares of Common Stock at an initial conversion price of $1.1928 and Series F Warrants to purchase up to 838,364 shares of Common Stock at an initial price of $1.1928. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On June 17, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Serie F are initially convertible into an aggregate of 797,067 shares of Common Stock at an initial conversion price of $1.2546 and Series F Warrants to purchase up to 797,067 share of Common Stock at an initial price of $1.2546. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

During the six months ended June 30, 2024, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

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

●  On April 12, 2024, we issued 1,050 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $1,050,000 of net proceeds. The Series F were initially convertible into 28,378 shares of Common Stock at an initial conversion price of $37.00 and warrants to purchase up to 28,378 shares of Common Stock at an initial exercise price of $60.29 and exercisable immediately for a period of three years.

●  On May 31, 2024, we issued 1,050 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $1,050,000 of net proceeds. The Series F were initially convertible into 14,189 shares of Common Stock at an initial conversion price of $32.15 and warrants to purchase up to 14,189 shares of Common Stock at an initial exercise price of $60.29 and exercisable immediately for a period of three years.

Since the execution of the Series F Agreement, the Company has sold and issued Series F and Series F Warrants to Alpha or investors that Alpha has assigned the AIR for cash proceeds through the exercise of the AIR.

A summary of the Series F activity for the six months ended June 30, 2025, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2024	Issued	Converted	June 30, 2025	June 30, 2025		June 30, 2025
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.70	150	—	—	150	$0.83	(ii)	180,854
March 6, 2024	1,000	1,000,000	950,000	60.29	435	—	(335)	100	0.83	(ii)	120,569
April 12, 2024	1,050	1,050,000	1,050,000	37.00	1,050	—	(1,050)	—	0.83		—
May 31, 2024	1,050	1,050,000	1,025,000	32.15	1,050	—	(525)	525	0.83	(ii)	632,988
July 25, 2024	500	500,000	500,000	23.15	500	—	(500)	—	0.83		—
August 27, 2024	500	500,000	500,000	20.19	500	—	(500)	—	0.83		—
October 1, 2024 (i)	1,500	—	—	12.00	1,500	—	(1,500)	—	0.83		—
December 18, 2024	750	750,000	750,000	5.25	750	—	(750)	—	0.83		—
February 7, 2025	1,000	1,000,000	1,000,000	2.22	—	1,000	(1,000)	—	0.83		—
March 17, 2025	500	500,000	500,000	1.20	—	500	(500)	—	0.83		—
May 5, 2025	500	500,000	500,000	0.83	—	500	(500)	—	0.83		—
June 6, 2025	500	500,000	500,000	1.19	—	500	—	500	1.19		418,831
June 9, 2025	1,000	1,000,000	1,000,000	1.19	—	1,000	(600)	400	1.19		335,345
June 17, 2025	1,000	1,000,000	1,000,000	1.25	—	1,000	—	1,000	1.25		797,067
Total June 30, 2025	12,700	$11,200,000	$11,125,000	$—	5,935	4,500	(7,760)	2,675	$—		2,485,654

(i)	These shares were issued as consideration for executing the Omnibus Agreement in connection with the October 2024 Offering.
(ii)	Reflects the conversion price after the May 2025 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on May 5, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

A summary of the Series F activity for the six months ended June 30, 2024, is as follows:

				Original	Shares			Shares	Conversion	Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at	Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2023	Issued	Converted	June 30, 2024	June 30, 2024	June 30, 2024
June 26, 2022	10,000	$10,000,000	$9,920,000	$620	2,925		(2,925)	—	$30.00	—
March 10, 2023	3,000	3,000,000	3,000,000	420.00	3,000		(1,405)	1,595	30.00	53,167
November 15, 2023	1,850	1,850,000	1,850,000	124.70	150		—	150	30.00	5,000
March 6, 2024	1,000	1,000,000	950,000	60.29	—	1,000	(550)	450	30.00	15,000
April 12, 2024	1,050	1,050,000	1,050,000	37.00	—	1,050	—	1,050	30.00	35,000
May 31, 2024	1,050	1,050,000	1,025,000	32.15	—	1,050	—	1,050	30.00	35,000
Total June 30, 2024	17,950	$17,950,000	$17,795,000	$—	6,075	3,100	(4,880)	4,295	$—	143,167

During the three months ended June 30, 2025 and 2024, a total of 5,350 and 1,750 Series F were converted into a total of 6,081,754 and 58,333 shares of Common Stock, respectively, and dividends accrued to the Series F were $52,038 and $49,748, respectively.  During the six months ended June 30, 2025 and 2024, a total of 7,760 and 4,880 Series F were converted into a total of 8,272,662 and 117,374 shares of Common Stock, respectively, and dividends accrued to the Series F were $119,688 and $110,983 respectively. As of June 30, 2025 and December 31, 2024, accrued dividends on the Series F total $814,317 and $746,666 which are included in accrued expenses on the unaudited consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the purchase date.

Common Stock Issuances

Conversions

During the six months ended June 30, 2025 and 2024, a total of 780,112 and 0 shares of Common Stock were issued for the conversion of $646,994 and $0 outstanding principal and accrued interest on a convertible note at an average conversion rate of $.8294 and $0, respectively. During the six months ended June 30, 2025 and 2024, a total of 1,480,112 and 1,597 shares of Common Stock were issued for the conversion of $1,416,994 and $100,000 of outstanding principal and accrued interest on a convertible note at an average conversion rate of $0.9573 and $62.6235, respectively (see Note 5).

During the  six months ended June 30, 2025 and 2024, a total of 6,081,754 and 58,333 shares of Common Stock were issued for the conversion of 5,350 and 1,750 Series F with a stated value of $1,000, respectively. During the six months ended June 30, 2025 and 2024, a total of  8,272,662 and 117,374 shares of Common Stock were issued for the conversion of 7,760 and 4,880 Series F with a stated value of $1,000, respectively.

Warrant Exercises

During the six months ended June 30, 2025, we issued 1,952,839 shares of Common Stock for the exercise of Series B warrants with an exercise price of $0.8294 and aggregate cash proceeds of $1,619,683. During the six months ended June 30, 2025, we issued 2,220,688 shares of Common Stock for the exercise of Series B warrants with an average exercise price of $0.9639 or aggregate exercise price of $2,140,516. The Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B warrant holder over a dispute and received and aggregate cash proceeds of $1,790,516.

On March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors holding warrants pursuant to a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement. The warrant exercise agreement provided that for those investors who exercised their existing warrants they would receive a reduction in the exercise price to $30.00 per share of Common Stock. During the six months ended June 30, 2024, the Company received $497,701 from the exercise of 16,590 warrants converted to 16,590 shares of Common Stock.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

Warrant Exchange

On April 2, 2025, the Company and the majority holder of the Series B warrants executed an Amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B warrants as disclosed in Note 6.  As consideration for the holder amending the contractual terms of the Series B warrants, we issued to the holder 88,908 shares of Common Stock for no consideration in exchange for 125,362 Series F warrants with a weighted average exercise price of $1.10 (see Note 8). We have included the fair value of these shares issued of $108,468, based on the market price of our stock on the date of the exchange, within stockholders' equity as a deemed dividend.

Restricted Common Stock

               During the three months ended June 30, 2025 and 2024, we issued 78,615 and 612 shares of fully vested restricted Common Stock to certain employees and service providers. During the six months ended June 30, 2025 and 2024, we issued 78,615 and 687 shares of fully vested restricted Common Stock to certain employees and service providers.

Down Round Triggers and Deemed Dividends

Below is a summary of the deemed dividends resulting from the March 2025 and May 2025 Down Round Triggers that reduced the conversion and exercise price of outstanding Series F Preferred Stock, Series F Warrants and Series B Warrants:

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 17, 2025	March 2025 Down Round Trigger	5,025	$2.22 - 5.25	$1.20	$976,637
May 5, 2025	May 2025 Down Round Trigger	1,045,402	$1.10	$0.83	1,105,871
	Deemed Dividends on Series F Preferred Stock				$2,082,508

Deemed Dividends on Series F Warrants
March 17, 2025	March 2025 Down Round Trigger	593,247	$2.22 - 5.25	$1.20	$79,695
May 5, 2025	May 2025 Down Round Trigger	593,247	$1.10	$0.83	36,504
	Deemed Dividends on Series F Warrants				$116,199

Deemed Dividends on Series B Warrants (see Note 8)
May 5, 2025	May 2025 Down Round Trigger	6,777,101	$1.94	$0.83	2,426,968
	Deemed Dividends on Series B Warrants				$2,426,968

	Total Deemed Dividends Series F PS, Series B and F Warrants				$4,625,675

Below is a summary of the deemed dividends resulting from the March 2024 Down Round Trigger that reduced the conversion and exercise price of outstanding Series F Preferred Stock and Series F Warrants:

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	3,945	$60.29 - 124.50	$30.00	$5,102,674

Deemed Dividends on Series F Warrants
`	March 2024 Down Round Trigger	54,695	$60.29 - 124.50	$30.00	$147,030
Total Deemed Dividends Series F PS and Series F Warrants					$5,249,704
Warrant Modification (i)					7,751
Total Deemed Dividends					$5,257,455

(i) On May 31, 2024, the Company agreed to reduce the exercise price of a warrant held by Alpha originally issued in June 2023 from $380.00 to $30.00. As result, the Company recorded a deemed dividend of $7,751 for the incremental value due to the modification.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

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

Restricted Stock Units (“RSUs”)

For the six months ended June 30, 2025, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	7,293	$324.64
Granted	142,730	1.54
Cancelled	(1,158)	284.01
Vested	(78,825)	5.07
Outstanding as of June 30, 2025	70,040	26.58
Vested as of June 30, 2025	1,243	1,363.11
Unvested as of June 30, 2025	68,797	$2.43

For the six months ended June 30, 2025, the aggregate fair value of RSU awards at the time of grant was $219,105 based the market price of our Common Stock on the date of grant.

For the three and six months ended June 30, 2025, the Company recognized $111,832 and $161,710 of stock-based compensation expense, and had approximately $93,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twelve months. As of June 30, 2025, 210 fully vested restricted Common Stock shares have not been issued and released.

For the six months ended June 30, 2024, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2023	3,054	$901.50
Granted	901	26.00
Cancelled	(20)	483.00
Vested and released	(687)	15.06
Outstanding as of June 30, 2024	3,249	709.00
Vested as of June 30, 2024	2,701	820.00
Unvested as of June 30, 2024	548	$162.00

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

For the six months ended June 30, 2024, no RSUs were awarded. The Company recognized $18,580 of stock compensation expense, and had $25,000 of unrecognized stock-based compensation expense related to RSUs.

Stock Options

For the six months ended June 30, 2025 a summary of the options activity is as follows:

Weighted Average
				Remaining	Aggregate
		Weighted Average	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	Fair Value	(Years)	Value
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(56)	5,342	2,874	—	—
Outstanding as of June 30, 2025	—	$—	$—	—	$—
Exercisable as of June 30, 2025	—	$—	$—	—	$—

As of June 30, 2025, the Company had no unrecognized compensation cost related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of June 30, 2025 (for outstanding options), less the applicable exercise price.

For the three and six months ended June 30, 2025, there was no stock compensation expense related to the stock options.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

For the six months ended June 30, 2024, a summary of the options activity is as follows:

				Weighted Average
				Remaining	Aggregate
		Weighted Average	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	Fair Value	(Years)	Value
Outstanding as of December 31, 2023	2,505	$2,000	$1,080.00	1.49	$2,294
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(2,440)	1,921	1,044	—	—
Outstanding as of June 30, 2024	65	$6,038	$3,246	1.49	$—
Exercisable as of June 30, 2024	65	$6,038	$3,246	1.49	$—

Note 8 – Warrants

Equity Classified Warrants

As previously disclosed in Note 7, we issued Series F Warrants in connection with the issuance of Series F Preferred Stock upon Alpha exercising their AIR on February 7, 2025, March 17, 2025, May 5, 2025, June 6, 2025, June  9, 2025 and June17, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 8 – Warrants – Continued

During the six months ended June 30, 2025, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock pursuant to the exercise of the AIR by Alpha:

●

On February 7, 2025, we issued Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On March 17, 2025, we issued Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F Warrants issued on February 7, 2025. See the deemed dividends resulting from the March 2025 Down Round Trigger above. See Down Round Triggers and Deemed Dividends in Note 7 above.

●

On May 5, 2025, we issued Series F warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $.8294. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “May 2025 Down Round Trigger”). See Down Round Triggers and Deemed Dividends in Note 7 above.

●	On June 6 , 2025, we issued an aggregate of 418,831 shares of Common Stock at an initial conversion price of $1.1938. The warrants are immediately exercisable upon issuance and have a three-year term.

●	On June 9, 2025, we issued an aggregate of 838,364 shares of Common Stock at an initial conversion price of $1.1928. The warrants are immediately exercisable upon issuance and have a three-year term.

●	On June 17, 2025, we issued an aggregate of 797,067 shares of Common Stock at an initial conversion price of $1.2546. The warrants are immediately exercisable upon issuance and have a three-year term.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the periods presented is as follows:

				Weighted Average
		Weighted Average		Remaining
	Shares	Exercise Price		Contractual Term
Outstanding as of December 31, 2024	317,664	$4.9600		2.60
Issued – February 7, 2025	450,390	0.8294	*	—
Issued – March 17, 2025	415,420	0.8294	*	—
Issued - May 5, 2025	602,846	0.8294		—
Issued - June 2025	2,054,262	1.2169		—
Warrants exchanged for common stock	(125,362)	1.1000		—
Reclassification of Series B Warrants	7,881,884	0.8294	*	—
Outstanding as of June 30, 2025	11,597,104	$0.9529	*	3.80
Exercisable as of June 30, 2025	11,597,104	$0.9529	*	3.80

*	Reflects the exercise price after the May 2025 Down Round Trigger on May 5, 2025 as described above.

As of June 30, 2025, the intrinsic value of the warrants was $330,639 based on the market price of our stock and the warrant exercise price.

Liability Classified Warrants

The Series A and B warrants issued in October 2024 pursuant to an offering have the following contractual terms.

Each Series A Warrant and B Warrant is immediately exercisable on the date of issuance and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”).  The Share Combination Event was eliminated from the contractual terms of the Series B Warrants with the execution of the Series B Amendment (see Note 6).  Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its Common Stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant. The exercise price was adjusted down to $1.20 and further adjusted down to $0.8294 with the March 2025 Down Round Trigger and May 2025 Down Round Triggers, respectively, and an additional 2,582,234 and 3,057,622, respectively warrants were issued in connection with the reduction so that the aggregate exercise price remains unchanged.  During the three months ended June 30, 2025, we recognized a deemed dividend of $2,426,968 which has been included on the statement of stockholders' equity as a reduction of accumulated deficit and as additional paid-in capital for the incremental value due to the May 2025 Down Round Trigger. the March 2025 Down Round Trigger was included in the change in fair value of warrants liabilities as the Series B Warrants were liability classified until April 2, 2025.

As disclosed in Note 6, the contractual terms of the Series B warrants were amended on April 2, 2025 which led to the reassessment of the Series B Warrants classification. The Series B amended contractual terms resulted in the Series B warrants no longer being precluded from being classified within stockholders' equity. Therefore, during the six months ended June 30, 2025, we reclassified the fair value of the Series B warrants of $7,766,000 from warrant liability to additional paid-in capital.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 8 – Warrants – Continued

A summary of activity related to the Series A and B warrants, initial classified as liabilities, for the six months ended June 30, 2025 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding as of December 31, 2024	4,628,312	$1.9445	4.75
Issued – March 2025 Down Round Trigger	2,582,234	1.2036	—
Issued – May 2025 Down Round Trigger	3,057,622	0.8294	—
Series B exercised	(2,220,688)	0.9639	—
Reclassification of Series B Warrants	(7,881,884)	0.8294	—
Outstanding as of June 30, 2025	165,596	$1.9445	4.25
Exercisable as of June 30, 2025	165,596	$1.9445	4.25

The outstanding and exercisable Series A Warrants provide for an alternative cashless exercise which allows the holder to exercise the Series A Warrant for no consideration and receive two shares of common stock for each warrant exercised.

Note 9 – Commitments and Contingencies

Legal Matters

We note that in the ordinary course of business that we may be the subject of, or party to, various pending or threatened legal actions which could result in a material adverse outcome for which the related damage may not be estimable. We do not believe any legal action would have a significant impact on the financials. However, there is inherent uncertainty regarding such matters.

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of June 30, 2025, the Company had purchase commitments of $1,321,230.

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

During the six months ended June 30, 2025, the Company conducted the business through two primary operating segments: Drones and Sensors. During the year ended December 31, 2024, our SaaS segment ceased operations and did not renew any of its software subscription. Transactions in this segment during 2025 will consist of run off related expenses until this segment is fully shut down. During the six months ended June 30, 2025, we sold the Measure domain name and received approximately $250,000 in cash proceeds which has been reflected within other income on the unaudited condensed consolidated statements of operations as the domain name had a net book value of $0.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, right-of-use asset and other assets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 10 – Segment Information – Continued

As of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024, operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of June 30, 2025
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$5,618,370	$8,004,599	$9,559,441	$—	$23,182,410

As of December 31, 2024
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,804,628	$7,028,158	$9,744,152	$4,616	$20,581,554

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2025
Revenues	$—	$2,737,498	$1,460,063	$—	$4,197,561
Cost of sales	—	1,094,662	763,020	—	1,857,682
Compensation and related expenses	219,835	1,162,894	413,421	—	1,796,150
Professional fees	172,900	172,316	73,858	—	419,074
Other operating expenses	650,353	1,195,163	308,910	37,855	2,192,281
Income (loss) from operations	$(1,043,088)	$(887,537)	$(99,146)	$(37,855)	$(2,067,626)
Other income (expense), net	433,464	67,644	286,142	—	787,250
Net income (loss)	$(609,624)	$(819,893)	$186,996	$(37,855)	$(1,280,376)

Three Months Ended June 30, 2024
Revenues	$—	$1,351,414	$1,952,534	$88,590	$3,392,538
Cost of sales	—	687,823	1,039,377	110,763	1,837,963
Compensation and related expenses	215,021	1,398,773	327,146	67,459	2,008,399
Professional fees	158,569	44,312	(14,130)	36,377	225,128
Other operating expenses	620,419	705,892	331,724	203,481	1,861,516
Income (loss) from operations	$(994,009)	$(1,485,386)	$268,417	$(329,490)	$(2,540,468)
Other income (expense), net	(347,363)	(41,877)	—	—	(389,240)
Net income (loss)	$(1,341,372)	$(1,527,263)	$268,417	$(329,490)	$(2,929,708)

	Corporate	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2025
Revenues	$—	$4,970,907	$2,876,063	$—	$7,846,970
Cost of sales	—	1,941,864	1,431,411	—	3,373,275
Compensation and related expenses	518,847	2,151,088	734,821	—	3,404,756
Professional fees	256,838	288,163	138,071	—	683,072
Other operating expenses	1,198,356	1,643,605	550,746	63,332	3,456,039
Income (loss) from operations	$(1,974,041)	$(1,053,813)	$21,014	$(63,332)	$(3,070,172)
Other income (expense), net	8,319,080	58,450	472,305	—	8,849,835
Net income (loss)	$6,345,039	$(995,363)	$493,319	$(63,332)	$5,779,663

Six Months Ended June 30, 2024
Revenues	$—	$2,498,026	$4,586,074	$202,885	$7,286,985
Cost of sales	—	1,375,054	2,228,705	174,229	3,777,988
Compensation and related expenses	481,774	2,738,461	517,102	215,870	3,953,207
Professional fees	330,894	308,081	78,568	166,989	884,532
Other operating expenses	1,066,927	1,541,576	600,786	396,325	3,605,614
Income (loss) from operations	$(1,879,595)	$(3,465,146)	$1,160,913	$(750,528)	$(4,934,356)
Other income (expense), net	(4,309,271)	12,320	(13,988)	—	(4,310,939)
Net income (loss)	$(6,188,866)	(3,452,826)	$1,146,925	$(750,528)	$(9,245,295)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

(UNAUDITED)

Note 10 – Segment Information – Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2025
North America	$130,464	$446,187	$—	$576,651
Latin America	339,155	23,910	—	363,065
Europe, Middle East and Africa	2,239,426	681,644	—	2,921,070
Asia Pacific	28,453	260,884	—	289,337
Other	—	47,438	—	47,438
	$2,737,498	$1,460,063	$—	$4,197,561

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2024
North America	$394,281	$569,291	$87,496	$1,051,068
Latin America	396,236	56,633	—	452,869
Europe, Middle East and Africa	383,010	835,624	248	1,218,882
Asia Pacific	177,887	398,734	598	577,219
Other	—	92,252	248	92,500
	$1,351,414	$1,952,534	$88,590	$3,392,538

	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2025
North America	$511,404	$865,278	$—	$1,376,682
Latin America	669,845	67,844	—	737,689
Europe, Middle East and Africa	3,723,973	1,431,834	—	5,155,807
Asia Pacific	65,685	410,876	—	476,561
Other	—	100,231	—	100,231
	$4,970,907	$2,876,063	$—	$7,846,970

	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2024
North America	$969,424	$1,368,842	$194,242	$2,532,508
Latin America	622,070	183,072	5,185	810,327
Europe, Middle East and Africa	714,453	2,196,503	495	2,911,451
Asia Pacific	192,079	720,013	2,468	914,560
Other	—	117,644	495	118,139
	$2,498,026	$4,586,074	$202,885	$7,286,985

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2025 and 2024

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

On July 11, 2025, Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 800 shares of Series F convertible into 671,818 shares of common stock, in the aggregate, at a conversion price of $1.1908 and warrants to purchase up to 671,818 shares of common stock at an exercise price of $1.1908 per share for an aggregate purchase price of $800,000.

On July 14, 2025, an investor exercised Series A Warrants in a alternate cashless exercise  and  63,017 shares of common stock were issued.

On July 18, 2025, Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 1,500 shares of Series F convertible into 1,071,429 shares of common stock, in the aggregate, at a conversion price of $1.40 and warrants to purchase up to 1,071,429 shares of common stock at an exercise price of $1.40 per share for an aggregate purchase price of $1,500,000.

On July 23, 2025, Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 1,000 shares of Series F convertible into 456,621 shares of common stock, in the aggregate, at a conversion price of $2.19 and warrants to purchase up to 456,621 shares of common stock at an exercise price of $2.19 per share for an aggregate purchase price of $1,000,000.

The Company has issued a total of 2,680,704 shares of Common Stock for the conversion of 3,279 shares of Series F Preferred Stock with a stated value of $1,000 per share and conversion prices ranging from $0.82 - $1.40.

During the month of July 2025, the Company received $6,526,485 related to the exercise of 7,868,924 Series B Warrants. As of July 31, 2025, there are 12,960 remaining Series B Warrants.

On July 3, 2025, Alpha converted $8,612 of outstanding accrued interest into 10,383 shares of Common Stock at an average conversion rate of $0.8294. There was no remaining principle or accrued interest remaining on this convertible note payable after this conversion (see Note 5).

On July 30, 2025 the Company filed a registration statement on Form S-3 (the "Resale Registration Statement") related to the resale of up to 7,700,000 shares of Common Stock that may be sold from time to time by Alpha (the "Selling Stockholder"). The 7,700,000 shares of Common Stock offered under this prospectus (the “Shares”) consist of (i) 456,621 shares of Common Stock underlying the Common Stock purchase warrant (an “Alpha Warrant”) at the exercise price of $2.19 per warrant share, issued and sold to the Selling Stockholder on July 23, 2025, in a private placement, (ii) 450,390 shares of Common Stock underlying an Alpha Warrant at the exercise price of $0.8294 per warrant share, issued and sold to the Selling Stockholder on February 7, 2025, in a private placement, (iii) 415,420 shares of Common Stock underlying an Alpha Warrant at the exercise price of $0.8294 per warrant share, issued and sold to the Selling Stockholder on March 17, 2025, in a private placement, (iv) 602,846 shares of Common Stock underlying an Alpha Warrant at the exercise price of $0.8294 per warrant share, issued and sold to the Selling Stockholder on May 5, 2025 in a private placement, (v) 418,831 shares of Common Stock underlying an Alpha Warrant at the exercise price of $1.1938 per warrant share, issued and sold to the Selling Stockholder on June 6, 2025, in a private placement, (vi) 838,364 shares of Common Stock underlying an Alpha Warrant at the exercise price of $1.1928 per warrant share, issued and sold to the Selling Stockholder on June 9, 2025, in a private placement, (vii) 797,067 shares of Common Stock underlying an Alpha Warrant at the exercise price of $1.2546 per warrant share, issued and sold to the Selling Stockholder on June 16, 2025, in a private placement, (viii) 357,143 shares of Common Stock underlying an Alpha Warrant at the exercise price of $1.400 per warrant share, issued and sold to the Selling Stockholder on July 18, 2025, in a private placement, and (ix) 714,286 shares of Common Stock underlying an Alpha Warrant at the exercise price of $1.400 per warrant share, issued and sold to the Selling Stockholder on July 18, 2025, in a private placement, 2,649,032 shares issuable upon conversion of Series F and exercise of the Alpha Warrants issued in connection with future exercises of the Selling Stockholder’s right to acquire additional shares of Series F and Alpha Warrants under the Series F Purchase Agreement.  The Company is not selling any shares of its Common Stock under the Resale Registration Statement and will not receive any proceeds from the sale of any of the shares of Common Stock by the Selling Stockholder.  The SEC declared the Resale Registration Statement effective on August 7, 2025.

    On August 8, 2025, as a result of the S-3, Alpha exercised their rights to convert 1,468,656 shares of Series F Warrants into 1,468,656 of Common Stock at an exercise price of $0.8294 for a gross proceeds of $1,218,103.

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “we”, “our” or “us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture, and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of Defense ("DoD").

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

We intend to grow our business and preserve our leadership position by developing new drones, sensors and software and capturing a significant share of the global drone market. In addition, we expect to accelerate our growth and expansion through strategic acquisitions of companies offering distinct technological and competitive advantages and have defensible intellectual property  protection in place, if applicable.

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

Key components of our growth strategy include the following:

●

Establish centers of excellence with respective expertise in UAS software, sensors and airframes. These centers of excellence cross pollinate ideas, industry insights and skill sets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

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

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●

Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skills et serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations, and we were recommended to receive the ISO 9001 international certification for our Quality Management System in June 2025.

●

In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the DoD Robotic and Autonomous System-Air Interoperability Profile . In addition, three branches of European military forces have accepted delivery of eBee VISION drones in 2023. In support of its sales and pre-order efforts, AgEagle’s team has been engaged in numerous live demonstrations and intensive training sessions with officials from government and military agencies across the world seeking to leverage the power of eBee VISION in their respective drone operations. In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications.

●

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

●

Our eBee TAC™ UAS has been approved by the Defense Innovation Unit (DIU) for procurement by the Department of Defense – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company and positively impact our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System. Tough Stump Technologies is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

●

Our eBee™ X series of fixed wing UAS, including the eBee X, eBee Geo and eBee TAC, are the first and only drones on the market to comply with Category 3 of the sUAS Over People rules published by the Federal Aviation Administration. It is another important testament of our commitment to providing best-in-class solutions to our commercial customers, and we believe it will serve as a key driver in the growth of eBee utilization in the United States.

●

Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from European Union Aviation Safety Agency (“EASA”). The EASA design verification report ("DVR") demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA.Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

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

●

In early October 2023, the eBee X series of drones were designated with the C6 class identification label in accordance with European Union regulations. As of January 1, 2024, drone operators of C6-labeled eBees are able to conduct BVLOS operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kilograms, all without the requirement for formal permissions or regulatory waivers.

●

Our global reseller network currently has more than 200 drone solutions providers in 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 strategic acquisitions, we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

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

Critical Accounting Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the reserve for obsolete inventory, stock options and consideration, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

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

Three and Six Months Ended June 30, 2025 as Compared to Three and Six Months Ended June 30, 2024

Revenues

For the three months ended June 30, 2025, revenues were $4,197,561 as compared to $3,392,538 for the three months ended June 30, 2024,  an increase of $805,023, or 23.7%. The increase of $805,023 was attributable to an increase of  $1,386,084 in revenues from our drone product, offset by a decrease of $492,471 revenues due to decreased sensor sales primarily related to expected seasonality, $88,590 decrease on our SaaS revenue due to us not renewing software subscriptions and ceasing the operations of this segment.

For the six months ended June 30, 2025, revenues were $7,846,970 as compared to $7,286,985 for the six months ended June 30, 2024, an increase of $559,985, or 7.7%. The increase of $559,985 was attributable to an increase of approximately $2,472,881 in revenues from our drone products off set by a decrease of $1,710,011 revenues due to decreased sensor sales related to expected seasonality and less investment in sales and marketing in this operating segment in 2025, additionally revenues decreased in 2025 due to us not renewing SaaS software subscriptions and ceasing operations of this segment resulting in a decrease of $202,885.

Cost of Sales and Gross Profit

For the three months ended June 30, 2025, cost of sales was $1,857,682 as compared to $1,837,963 for the three months ended June 30, 2024,  an increase of $19,719 or 1.1%. For the three months ended June 30, 2025, gross profit was $2,339,879 as compared to $1,554,575 for the three months ended June 30, 2024, an increase of $$785,304, or 50.5%. The primary factors contributing to the decrease in our cost of sales and the increase in gross profit margin was due to the total mix of our product sales during the current period which had higher margin drone sales than the previous period.

For the six months ended June 30, 2025, cost of sales was $3,373,275 compared to $3,777,988 the six months ended June 30, 2024, a decrease of $404,713 or 10.7%. For the six months ended June 30, 2025, gross profit was $4,473,695 as compared to $3,508,997 for the six months ended June 30, 2024, an increase of $964,698, or 27.5%. The primary factors contributing to the decrease in our cost of sales and the increase in gross profit margin was due to the total mix of our product sales during the current period which had higher margin drone sales than the previous period.

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses were $2,534,170 as compared to $2,359,105 for the three months ended June 30, 2024, an increase of $175,065, or 7.4%. The  increase was primarily related to, increased costs related to our annual shareholder meeting, legal fees, and accounting expenses, offset by decreases in compensation expense related to terminated employees, less amortization expense during 2025 due to impairment charges recorded during the year ended December 31, 2024

For the six months ended June 30, 2025, general and administrative expenses were $4,506,980 as compared to $5,041,763 for the six months ended June 30, 2024, a decrease of $534,783, or 10.6%. The decrease was primarily related to less compensation expense related to terminated employees, less intangible amortization during 2025 due to impairment charges recorded during the year ended December 31, 2024

Research and Development

For the three months ended June 30, 2025, research and development expenses were $810,990 as compared to $1,082,007 for the three months ended June 30, 2024, a decrease of $271,017, or 25.0%. The decrease was primarily due to the integration of research and development teams that provide development of our new airframe, sensor and software technologies, resulting in a reduction in our consultants and internal headcounts.

For the six months ended June 30, 2025, research and development expenses were $1,547,401 as compared to $2,212,236 for the six months ended June 30, 2024, a decrease of $664,835, or 30.1%. The decrease was primarily due to the integration of research and development teams for our new airframe, sensor, and software technologies, resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended June 30, 2025, sales and marketing expenses were $1,062,345 as compared to $653,931 for the three months ended June 30, 2024, an increase of $408,414, or 62.5%.  The increase was primarily due to the increase in headcount in this department and increased travel of  our sales and marketing team. Additional increases were related to trade show demos including, United States, Germany, and Indonesia.

For the six months ended June 30, 2025, sales and marketing expenses were $1,489,486 as compared to $1,189,354 for the six months ended June 30, 2024, an increase of $300,132, or 25.2%. The increase was primarily due to the increase in headcount in this department and increased travel of our sales and marketing team. Additional increases were related to trade show demonstrations including, United States, Germany, Indonesia, and elsewhere.

Other Income (Expense), net

For the three months ended June 30, 2025, other income, net was $787,250 as compared to other expense, net of $389,240 for the three months ended June 30, 2024, a decrease of other expenses of $1,176,490. The decrease was primarily attributable to a gain on change in fair value of our outstanding warrant liabilities of $726,000 that were issued in October 2024 in an offering and a decrease in interest expense due to a reduction in our principal balance on our outstanding convertible note. Lastly, $236,351 for an employee retention tax credit refund we received, offset by a loss on debt extinguishment of $125,242 due to substantial modification to the conversion price on our outstanding convertible note during the period.

For the six months ended June 30, 2025, other income, net was $8,849,835 as compared to other expense, net of $4,310,939 for the six months ended June 30, 2024 of a decrease in other expenses of  $ 13,160,774. The a decrease is primarily attributable to a gain on change in fair value of our outstanding warrant liabilities of $8,506,000 that were issued in October 2024 in an offering,  decrease in interest expense due to reduction in our principal balance on our outstanding convertible note and interest expense for the six months ended June 30, 2024 included $3.7 million due a substantial modification to the conversion price on a convertible debt note. Lastly, other income of $576,465 of other income was from the sale of our Measure domain name for $250,000 and $236,351 for an employee retention tax credit refund received for the six months ended June 30, 2025 compared to other expenses of $162,500 for the six months ended June 30, 2024.

Net Income (Loss)

For the three months ended June 30, 2025, we generated a net loss of $1,280,376 as compared to a net loss of $2,929,708 for the three months ended June 30, 2024, a decrease of $1,649,332 or 56.3%. The decrease in our net loss is primarily attributable to the gain on change in fair value of our outstanding warrant liabilities and the above-mentioned changes in our cost of sales, general and administrative, research and development, and sales and marketing.

For the six months ended June 30, 2025, we generated net income of $5,779,663 as compared to a net loss of $9,245,295 for the six months ended June 30, 2024, an increase  in net income of $15,024,958 or 162.5%. The increase in our net income is primarily attributable to the gain on change in fair value of our outstanding warrant liabilities and the above-mentioned changes in our cost of sales, general and administrative, research and development, and sales and marketing.

Cash Flows

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

As of June 30, 2025, cash on hand was $5,502,584, as compared to $3,613,996 as of December 31, 2024, an increase of $1,888,588 or 52.3%.

For the six months ended June 30, 2025, cash used in operations was $4,039,685, an increase of $1,056,255 or 35.4%, as compared to cash used of $2,983,430 for the six months ended June 30, 2024. The increase in cash used in operating activities was principally driven by the reduction in our net loss, after adjusting for non-cash operating activities, due to reductions in operating expenses and increase gross profit margins, as discussed above, offset by an increase in operating cash flows from changes in operating assets and liabilities, primarily the reduction of outstanding accountings payable. All of which resulted in an increase in cash used in operating activities.

For the six months ended June 30, 2025, cash used in investing activities was $23,882, a decrease of $69,113, or 74.3%, as compared to cash used of $69,113 for the six months ended June 30, 2024. The decrease is related to fewer purchases of property and equipment and internal software and platform costs in 2025 compared to 2024.

For the six months ended June 30, 2025, cash provided by financing activities was $5,945,746, an increase of $2,656,488 or 80.8%, as compared to cash provided of $3,289,258 for the six months ended June 30, 2024. The increase in cash provided by our financing activities was due to an increase in net proceeds from the exercise of Series B warrants and issuance of Series F preferred stock and warrants, offset by less net proceeds from short-term loans s and other short-term loans during 2025 as compared to 2024.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had a working capital of $9,105,278 and cash on hand of $5,502,584. For the six months ended June 30, 2025, we incurred a loss from operations of $3,070,172, a decrease of $ 1,864,184, or 37.8%, as compared to $4,934,356 for the six months ended June 30, 2024. During the three months ended June 30, 2025, we used cash in our operating activities of $4,039,685. As of June 30, 2025, we do not have sufficient cash on hand to meet our financial obligations for the next twelve months and will require additional working capital.

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

Off-Balance Sheet Arrangements

On June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Quarterly Report on the Company's Form 10-Q filed with the SEC on August 14, 2008)

3.2

Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the Company’s name (incorporated by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2018)

3.3

Certificate of Change, as filed with the Secretary of State of Nevada on October 4, 2024 (incorporated herein by reference to Exhibit 99.1 of the  Company's Current Report on Form 8-K filed  with the SEC on October 15, 2024).

3.4

Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on December 20, 2024 (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on December 20, 2024).

3.5

Second Amended and Restated Bylaws of AgEagle Aerial Systems, Inc., as currently in effect (incorporated by reference from Exhibit 3.1  of the Company's Current Report on Form 8-K filed with the SEC on January 25, 2023).

4.1

Amendment to Series B Common Stock Purchase Warrant and Exchange Agreement, dated April 2, 2025 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, field with the SEC on April 4, 2025).

10.1	Executive Employment Agreement, dated as of April 14, 2025, between AgEagle Aerial Systems Inc. and Alison Burgett (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2025).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: August 14, 2025	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: August 14, 2025	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	August 14, 2025
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	August 14, 2025
Alison Burgett	(Principal Financial and Accounting Officer)