Form 10-Q
period 2025-09-30
AgEagle Aerial Systems Inc.
filed 2025-11-14
CIK 8504

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2025, there were 40,072,588 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II	OTHER INFORMATION	38

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 1A.	RISK FACTORS	38

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	MINE SAFETY DISCLOSURES	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	39

SIGNATURES		40

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31,
	(unaudited)	2024
ASSETS
CURRENT ASSETS:
Cash	$16,628,558	$3,613,996
Accounts receivable, net	2,522,013	1,432,470
Inventories, net	5,987,114	5,475,857
Prepaid and other current assets	646,085	425,182
Total current assets	25,783,770	10,947,505

Property and equipment, net	349,422	455,592
Right-of-use assets	2,082,674	2,511,572
Intangible assets, net	1,504,018	1,956,304
Goodwill	4,459,644	4,459,644
Other assets	285,754	250,937
Total assets	$34,465,282	$20,581,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$744,220	$2,786,492
Accrued liabilities	2,650,262	2,360,775
Convertible note	—	1,333,333
Other short-term loan	—	99,735
Contract liabilities	70,602	148,054
Current portion of lease liabilities	893,906	921,038
Current portion of COVID loan	103,098	237,464
Total current liabilities	4,462,088	7,886,891

Long-term portion of lease liabilities	1,207,755	1,646,878
Long-term portion of COVID loan	206,184	274,389
Warrant liabilities	123,000	16,400,000
Defined benefit plan obligation	130,014	115,355
Total liabilities	6,129,041	26,323,513

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 2,697 shares issued and outstanding as of September 30, 2025, and 5,935 shares issued and outstanding as of December 31, 2024	3	6
Common Stock, $0.001 par value, 200,000,000 shares authorized, 36,734,690 and 9,661,664 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36,735	9,662
Additional paid-in capital	248,228,653	212,715,967
Accumulated deficit	(220,159,387)	(218,381,218)
Accumulated other comprehensive income (loss)	230,237	(86,376)
Total stockholders’ equity (deficit)	28,336,241	(5,741,959)
Total liabilities and stockholders’ equity (deficit)	$34,465,282	$20,581,554

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2025	2024		2025	2024
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues	$1,970,209	$3,284,984		$9,817,180	$10,571,969
Cost of sales	1,211,232	1,650,717		4,584,507	5,428,705
Gross Profit	758,977	1,634,267		5,232,673	5,143,264

Operating expenses:
General and administrative	2,229,820	1,889,733		6,736,799	6,931,496
Research and development	1,012,354	969,402		2,559,755	3,181,638
Sales and marketing	671,579	636,292		2,161,066	1,825,645
Total operating expenses	3,913,753	3,495,427		11,457,620	11,938,779
Loss from operations	(3,154,776)	(1,861,160)		(6,224,947)	(6,795,515)

Other income (expense):
Interest expense	(27,483)	(1,563,817)		(134,871)	(5,698,269)
Loss on debt extinguishment	—	—		(125,242)	—
Gain on change in fair value of warrant liabilities	5,000	—		8,511,000	—
Gain (loss) on disposal of fixed assets	—	11,000		—	(2,988)
Other income (expense), net	562,096	(45,777)		1,138,560	(208,277)
Total other income (expense), net	539,613	(1,598,594)		9,389,447	(5,909,534)
Net income (loss) before provision for income taxes	(2,615,163)	(3,459,754)		3,164,500	(12,705,049)
Provision for income taxes	—	—		—	—
Net income (loss)	(2,615,163)	(3,459,754)		3,164,500	(12,705,049)
Accrued dividends on Series F Preferred Stock	(36,112)	(47,879)		(155,800)	(158,862)
Deemed dividends on Series F Preferred Stock and Warrants	(208,526)	(1,450,232)		(4,942,669)	(6,707,687)
Net income (loss) attributable to common stockholders	$(2,859,801)	$(4,957,865)		$(1,933,969)	$(19,571,598)

Net loss per common share - Basic	$(0.09)	$(16.03)		$(0.10)	$(81.44)
Net loss per common share - Diluted	$(0.09)	$(16.03)		$(0.46)	$(81.44)

Weighted average number of shares outstanding during the period – Basic	32,171,261	309,350	(i)	19,888,046	240,309	(i)
Weighted average number of shares outstanding during the period – Diluted	32,171,261	309,350	(i)	22,199,793	240,309	(i)

Comprehensive income (loss):
Net income (loss)	$(2,615,163)	$(3,459,754)		$3,164,500	$(12,705,049)
Amortization of unrecognized periodic pension costs	(7,377)	—		100,188	—
Foreign currency cumulative translation adjustment	24,812	140,349		216,425	(12,146)
Total comprehensive income (loss), net of tax	$(2,597,728)	$(3,319,405)		$3,481,113	$(12,717,195)

(i)	Adjusted for the effect of a 1 to 50 reverse stock split that became effective on October 14, 2024 (see Note 1)

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2025

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2025	2,675	$3	21,802,649	$21,803	$233,381,747	$212,802	$(217,335,698)	$16,280,657
Issuance of Series F Preferred Stock and warrants, net of issuance costs	4,300	4	—	—	4,299,996	—	—	4,300,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(4,278)	(4)	3,228,799	3,229	(3,225)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	60,000	60	(60)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(36,111)	—	—	(36,111)
Exercise of Series A Warrants	—	—	63,017	63	(63)	—	—	—
Exercise of Series B Warrants	—	—	7,868,924	7,869	6,518,616	—	—	6,526,485
Exercise of Series F Warrants	—	—	3,622,918	3,623	3,800,695	—	—	3,804,318
Stock-based compensation expense	—	—	—	—	149,979	—	—	149,979
Issuance of Restricted Common Stock	—	—	78,000	78	(78)	—	—	—
Conversion of Convertible Note accrued interest into Common Stock	—	—	10,383	10	8,602	—	—	8,612
Deemed dividends on Series F Preferred Stock and Series F Warrants	—	—	—	—	208,526	—	(208,526)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	—	—	—	—
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	—	—	—	—
Issuance costs for sale of preferred stock	—	—	—	—	(99,971)	—	—	(99,971)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	(7,377)	—	(7,377)
Foreign currency cumulative translation adjustment	—	—	—	—	—	24,812	—	24,812
Net loss	—	—	—	—	—	—	(2,615,163)	(2,615,163)
Balance as of September 30, 2025	2,697	$3	36,734,690	$36,735	$248,228,653	$230,237	$(220,159,387)	$28,336,241

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2025

(UNAUDITED)

	Par $0.001
	Preferred	Preferred	10
	Stock,	Stock,				Accumulated		Total
	Series F	Series F	Par $0.001	Common	Additional	Other		Stockholders’
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2024	5,935	$6	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Series F Preferred Stock and warrants, net of issuance costs	8,800	9	—	—	8,799,991	—	—	8,800,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(12,038)	(12)	11,501,461	11,501	(11,489)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	148,908	149	(149)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	(155,800)	—	—	(155,800)
Exercise of Series A Warrants	—	—	63,017	63	(63)			—
Exercise of Series B Warrants	—	—	10,089,612	10,090	8,656,912	—	—	8,667,002
Exercise of Series F Warrants	—	—	3,622,918	3,623	3,800,695	—	—	3,804,318
Stock-based compensation expense	—	—	—	—	311,690	—	—	311,690
Issuance of Restricted Common Stock	—	—	156,615	157	(157)	—	—	—
Conversion of Convertible Note principal and accrued interest to Common Stock	—	—	1,490,495	1,490	1,424,116	—	—	1,425,606
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	—	—	—	—	4,942,669	—	(4,942,669)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	7,766,000			7,766,000
Issuance costs for sale of preferred stock	—	—	—	—	(146,971)			(146,971)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	100,188	—	100,188
Foreign currency cumulative translation adjustment	—	—	—	—	—	216,425	—	216,425
Net income	—	—	—	—	—		3,164,500	3,164,500
Balance as of September 30, 2025	2,697	$3	36,734,690	$36,735	$248,228,653	$230,237	$(220,159,387)	$28,336,241

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2024

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of June 30, 2024	4,295	$4	13,838,705	$13,840	$188,192,663	$(46,192)	$(180,085,841)	$8,074,474
Effect on existing shares due to Reverse Split on October 14, 2024	—	-	(13,561,931)	(13,563)	13,563	-	-	—
Issuance of Series F Preferred Stock and warrants, net of issuance costs	1,000	1	-	-	999,999	-	-	1,000,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(1,595)	(1)	69,635	70	(69)	-	-	—
Dividends on Series F Preferred Stock	—	—	-	-	(47,879)	-	-	(47,879)
Stock-based compensation expense	—	—	-	-	16,675	-	-	16,675
Reduction of Conversion Price on Convertible note	—	—	-	-	609,537	-	-	609,537
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	-	-	1,450,232	-	(1,450,232)	—
Issuance costs for sale of Preferred Stock	—	—	-	-	(100,233)	-	-	(100,233)
Foreign currency cumulative translation adjustment	—	—	-	-	-	140,349	-	140,349
Net loss	—	—	-	-	-	-	(3,459,754)	(3,459,754)
Balance as of September 30, 2024	3,700	$4	346,409	$347	$191,134,488	$94,157	$(184,995,827)	$6,233,169

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2024

(UNAUDITED)

	Par $0.001
	Preferred	Preferred
	Stock,	Stock,				Accumulated
	Series F	Series F	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	6,075	$6	140,520,163	$140,521	$176,033,817	$106,303	$(165,583,091)	$10,697,556
Effect on existing shares due to Reverse Split on February 9, 2024	—	—	(133,493,864)	(133,495)	133,495	—	—	—
Effect on existing shares due to Reverse Split on October 14, 2024			(6,885,773)	(6,886)	6,886	—	—	—
Issuance of Series F Preferred Stock and warrants, net of issuance costs	4,100	4	—	—	4,024,996	—	—	4,025,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(6,475)	(6)	187,009	187	(181)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	1,597	2	99,998	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	(158,862)	—	—	(158,862)
Exercise of warrants issued with Series F	—	—	16,590	17	497,684	—	—	497,701
Stock-based compensation expense	—	—	—	—	63,791	—	—	63,791
Issuance of Restricted Common Stock	—	—	687	1	(1)	—	—	—
Reduction of Conversion Price of Promissory Note on Exchange Agreement	—	—	—	—	4,098,388	—	—	4,098,388
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	6,707,687	—	(6,707,687)	—
Issuance costs for sale of Preferred Stock	—	—	—	—	(373,210)	—	—	(373,210)
Foreign currency cumulative translation adjustment	—	—	—	—	—	(12,146)	—	(12,146)
Net loss	—	—	—	—	—	—	(12,705,049)	(12,705,049)
Balance as of September 30, 2024	3,700	$4	346,409	$347	$191,134,488	$94,157	$(184,995,827)	$6,233,169

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,164,500	$(12,705,049)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	311,690	63,791
Depreciation and amortization	816,538	815,285
Loss on disposal of fixed assets	—	2,988
Interest added to convertible note payable	—	771,445
Interest expense for reduction in convertible note conversion price	—	4,098,388
Defined benefit plan obligation	—	(73,099)
Amortization of debt discount and warrant modification	35,265	768,000
Gain on change in fair value of warrant liabilities	(8,511,000)	—
Loss on debt extinguishment	125,242	—
Changes in operating assets and liabilities:
Accounts receivable, net	(951,818)	(41,322)
Inventories, net	(742,773)	1,035,334
Prepaid expenses and other assets	345,081	151,675
Accounts payable	(2,100,335)	366,162
Accrued expenses and other liabilities	265,001	745,348
Contract liabilities	(92,493)	(240,646)
Other	—	185,000
Net cash used in operating activities	(7,335,102)	(4,056,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,338)	(34,985)
Proceeds of sales of asset	—	11,000
Capitalization of internal use software costs	—	(72,102)
Net cash used in investing activities	(38,338)	(96,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series B warrants	8,317,002	—
Proceeds from the sale of Series F preferred stock and warrants	8,800,000	4,025,000
Proceeds from the exercise of Series F warrants	3,804,318	497,701
Repayments on COVID loans	(254,885)	(212,392)
Payment to convertible note	—	(325,117)
Proceeds (repayments) on other short-term loans	(135,000)	(4,500)
Issuance costs for sale of Series F preferred stock and warrants	(146,971)	(373,210)
Net cash provided by financing activities	20,384,464	3,607,482

Effects of foreign exchange rates on cash flows	3,538	(8,593)

Net change in cash	13,014,562	(553,898)
Cash at beginning of period	3,613,996	819,024
Cash at end of period	$16,628,558	$265,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$35,265	$852,141
Income taxes paid	$—	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	11,501	9,350
Series F Warrants exchanged for shares of Common Stock	149	—
Issuance of vested restricted Common Stock	157	35
Amended Series B warrants reclassified to stockholders' equity	$7,766,000	$—
Conversion of Promissory Note and accrued interest to shares of Common Stock	$1,425,606	$—
Accrued dividends on Series F Preferred Stock	$155,800	$158,862
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	$4,942,669	$6,707,687
Accrued expense settled with Series B Warrant exercise	$350,000	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

On September 11, 2025 the Company rebranded to EagleNXT. The rebrand to EagleNXT underscores the Company’s commitment to advancing best-in-class drones, sensors, and software that serve both government and commercial markets. With over one million global flights, record-setting contracts, and industry-first regulatory approvals, EagleNXT is well positioned to expand its leadership in rapidly growing markets including defense, public safety, agriculture, and environmental monitoring and research.

The Company’s mission statement- EagleNXT protects what matters most: lives, land, and the pursuit of peace– serves as the foundation of the rebrand and communicates EagleNXT’s focus on innovation, resilience, and long-term value creation.

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

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2025. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

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

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the nine months ended September 30, 2025, the Company had net income of $3,164,500 due to non-cash warrant valuation gain of $8,511,000 and used cash in operating activities of $7,335,102. As of September 30, 2025, the Company has a working capital of $21,321,682, an accumulated deficit of $220,159,387, and a cash balance of approximately $16,629,000. As disclosed in Note 11, we closed on a Securities Purchase Agreement for the sale and issuance of up to 100,000 shares of Series G preferred stock with a state value of $1,000 on November 10, 2025. At the closing, we issued a total of 12,000 shares and received net proceeds of approximately $11,500,000.

We believe our current cash balance, working capital, Securities Purchase Agreement and the initial Series G closing, help alleviate previous doubt regarding our ability to continue as a going concern. As of September 30, 2025, our cash balance is sufficient enough to meet our financial obligations for at least the next twelve months from the date these condensed consolidated financial statements are issued and we have access to sufficient capital to implement our business strategy while meeting our financial obligations via the Securities Purchase Agreement.

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

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of September 30, 2025, December 31, 2024, and January 1, 2024, the Company had an accounts receivable balance of approximately $2.5 million, $1.4 million and $2.1 million, respectively. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

        Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under ASC 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, age of the receivable, expected loss rates and general economic conditions. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. As of September 30, 2025, December 31, 2024 and January 1, 2024, the Company had an allowance for credit losses balance of $0.22 million, $0.02 million and $0.16 million, respectively.

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

Pursuant to ASC 606, we have the following revenue recognition policies:

●

Sensor Sales – sales are recognized on products when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of sales.

●

Drone Sales - sales are recognized on products when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of sales.

Additionally, customer payments or deposits received in advance of the Company completing performance obligations are recorded as contract liabilities. As of September 30, 2025, December 31, 2024, and January 1, 2024 we have $70,602, $148,054 and $226,316 of advanced customer payments presented as contract liabilities on the accompanying consolidated balance sheets, respectively. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. During the nine months ended September 30, 2025, we recognized $96,781 of revenue that was deferred as a contract liability as of December 31, 2024.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

For the nine months ended September 30, 2025, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”), warrants and options to purchase Common Stock and convertible instruments from the calculation of diluted net loss per share, because these securities are anti-dilutive for the three month period due to the net loss incurred.  As of September 30, 2025, the Company had 106,797 unvested RSUs, 2,710,369 warrants and no options outstanding to purchase shares of Common Stock, and 2,143,977 of issuable shares upon the conversion of Series F preferred stock that have been excluded from diluted earnings per share as their inclusion would be anti-dilutive.

For the three and nine months ended September 30, 2024, the Company has excluded all common equivalent shares outstanding for restricted stock units (“RSUs”), options and warrants to purchase Common Stock and convertible instruments from the calculation of diluted net loss per share, because these securities are anti-dilutive for the periods presented which consisted of 7,325 unvested RSUs, 174,807 warrants, 55 options, 183,259 shares issuable upon the conversion of convertible preferred stock and 242,707 shares issuable upon the conversion of convertible debt.

For the three months ended September 30, 2025 and the three and nine months ended September 30, 2024, no adjustments were made to the numerator or denominator in our computation of diluted earnings per share due to the net loss incurred during these periods. Therefore, any such adjustments would have an anti-dilutive effect.

Net income (loss) per common share basic and dilutive is as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(2,615,163)	$(3,459,754)	$3,164,500	$(12,705,049)
Accrued dividends on Series F Preferred Stock	(36,112)	(47,879)	(155,800)	(158,862)
Deemed dividends	(208,526)	(1,450,232)	(4,942,669)	(6,707,687)
Numerator for basic EPS - net income (loss) available to common stockholders	(2,859,801)	(4,957,865)	(1,933,969)	(19,571,598)

Effect of convertible securities and liability classified equity instrument:
Accrued dividends on Series F Preferred Stock	—	—	155,800	—
Interest expense on convertible note payable	—	—	45,150	—
Gain on change in fair value of warrant liabilities	—	—	(8,511,000)	—
Numerator for diluted EPS - net loss available to common stockholders	$(2,859,801)	$(4,957,865)	$(10,244,019)	$(19,571,598)

Denominator:
Denominator for basic EPS - weighted average shares	32,171,261	309,350	19,888,046	240,309

Effect of dilutive securities:
Incremental shares for outstanding warrants	—	—	—	—
Convertible Series F Preferred Stock	—	—	2,143,977	—
Series A Warrants outstanding alternate cashless exercise	—	—	60,973	—
Unvested restricted stock units	—	—	106,797	—
Denominator for diluted EPS - weighted average shares	32,171,261	309,350	22,199,793	240,309

Net loss per common share - basic	$(0.09)	$(16.03)	$(0.10)	$(81.44)

Net loss per common share - diluted	$(0.09)	$(16.03)	$(0.46)	$(81.44)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the U.S. statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

Note 3 – Inventories, Net

Inventories, Net

As of September 30, 2025 and December 31, 2024, inventories, net consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$3,901,573	$3,488,703
Work in process	836,163	912,397
Finished goods	1,749,754	1,527,975
Gross inventories	6,487,490	5,929,075
Less: Provision for obsolescence	(500,376)	(453,218)
Inventories, net	$5,987,114	$5,475,857

Note 4 – COVID Loans

The Company assumed the obligations for two COVID Loans originally made by the Small Business Administration to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the three and nine months ended September 30, 2025, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $92,115 and $254,885 respectively. As of September 30, 2025, the Company’s outstanding obligations under the senseFly COVID Loans are $309,282.

As of September 30, 2025, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2025 (remaining)	$—
2026	103,098
2027	206,184
Total	$309,282

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 5 – Convertible Note – Continued

During the nine months ended September 30, 2025, the conversion price of the Note was reduced from $1.10 to $0.8294 pursuant to dilution protection provisions and due to the sale of Series F preferred stock and Series F warrants with a conversion price and exercise price of $0.8294 (see Note 8). The Company recognized a loss on debt extinguishment of $125,242 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rate of 4.27%, volatility of 203.53%, and dividend rate of 0.00%.

During the nine months ended September 30, 2024, the conversion price of the Note was reduced from $62.50 to $30.00 pursuant to dilution protection provisions and due to the reduction in warrant exercise prices to $30.00 to induce exercise (see Note 7). The Company recognized in interest expense the amount of $3,488,851 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.92 years, risk free rate of 4.83%, volatility of 89.60%, and dividend rate of 0.00%.

During the three months ended September 30, 2025, $8,612 accrued interest was converted into 10,383 shares of common stock at a conversion price of $.8294.  During the nine months ended September 30, 2025 and 2024, Alpha converted $1,425,606 and $100,000 of outstanding principal and accrued interest into 1,490,495 and 1,597 shares of Common Stock, respectively.

As of September 30, 2025, the company no longer had outstanding principal and accrued interest on the Note. As of September 30,2025, and December 31, 2024, the outstanding principal and accrued interest were $1,333,333 and $47,123, respectively.

For the nine months ended September 30, 2025 and 2024, we recognized interest expense on the Note of $92,273 and $778,874, respectively.

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

On April 2, 2025, the Company and the majority holder of the Series B warrants, executed an Amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B warrants by removing Section 3.2 of the original warrant agreement in its entirety (the "Share Combination Event"). Pursuant to the Share Combination Event, if a share split, share dividend, share combination recapitalization or other similar transaction involving common stock occurred after the issuance date of the Series B warrants, the exercise price of the Series B warrants would be adjusted to the lowest volume weighted average price during the five days prior and after such a Share Combination Event if less than the exercise price in effect.  The Company reassessed the classification of the Series B warrants after the execution of the Series B Amendment and concluded that the Series B warrants were no longer precluded from being classified within stockholders' equity.  On April 2, 2025, we reclassified the fair value of the outstanding Series B warrants of $7,766,000 from warrant liability to additional paid-in capital. See Note 8 for further disclosures regarding the Series A and B warrants.

The following tables present information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at September 30, 2025
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities -Series A warrants	$—	$—	$123,000	$123,000
Total	$—	$—	$123,000	$123,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 6 – Fair Value Measurements – Continued

	Fair Value Measurements at December 31, 2024
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities -Series A and B warrants	$—	$—	$16,400,000	$16,400,000
Total	$—	$—	$16,400,000	$16,400,000

The fair value of the warrants was determined by using a Black-Scholes pricing model and the following assumptions:

	September 30, 2025	December 31, 2024
Exercise price	$—	$1.9445
Stock price	$2.01	$3.47
Expected term	4.00	4.75
Volatility	137.15%	133.00%
Risk-free rate	3.74%	4.28%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	0.00%	100%

As of September 30, 2025 and December 31, 2024, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $123,000 and $16,400,000, respectively. Inherent in option pricing models are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.  As of December 31, 2024, the probability of a capital raise below the Warrants’ current exercise price was a significant unobservable input based on management’s estimate factoring in the Company’s capital needs and the Company’s stock price, which is volatile. As of September 30, 2025, this estimate was no longer relevant as the Series A warrants include an alternate cashless exercise which allows the holder to exercise the warrant for no consideration and receive two shares of common stock. This settlement provision was given a 100% probability in the Black-Scholes computation as it is the most economically beneficial settlement scenario to the holder.

During the nine months ended September 30, 2025, we recognized a gain on the change in the fair value of the warrant liabilities of $8,511,000. A reconciliation of the warrant liabilities is below:

Amount
Balance as of December 31, 2024	$16,400,000
Amended Series B warrants reclassified to stockholders' equity	(7,766,000)
Change in fair value of warrant liabilities	(8,511,000)
Balance as of September 30, 2025	$123,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

During the nine months ended September 30, 2025, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

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

●

On May 5, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 602,846 shares of Common Stock at an initial conversion price of $0.8294 and Series F Warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $0.8294. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series B and F Warrants being triggered (the “May 2025 Down Round Trigger”). See Down Round Triggers and Deemed Dividends in Note 7 below.

●

On June 6, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 418,831 shares of Common Stock at an initial conversion price of $1.1938 and Series F Warrants to purchase up to 418,831 shares of Common Stock at an initial exercise price of $1.1938. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

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

●

On June 17, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into an aggregate of 797,067 shares of Common Stock at an initial conversion price of $1.2546 and Series F Warrants to purchase up to 797,067 shares of Common Stock at an initial price of $1.2546. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On July 11, 2025, we issued 800 Series F to Alpha upon the exercise of their AIR and received $800,000 of gross proceeds. The Series F are initially convertible into an aggregate of 671,818 shares of Common Stock at an initial conversion price of $1.1908 and Series F Warrants to purchase up to 671,818 shares of Common Stock at an initial price of $1.1908. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and F Warrants being triggered (the “July 2025 Down Round Trigger”), specifically the issuances on June 6, 9, and 17, which reduced the conversion and exercise prices on all of these issuances down to $1.1908. See Down Round Triggers and Deemed Dividends in Note 7 below.

●

On July 18, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into an aggregate of 714,286 shares of Common Stock at an initial conversion price of $1.400 and Series F Warrants to purchase up to 714,286 shares of Common Stock at an initial price of $1.400. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On July 21, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 357,143 shares of Common Stock at an initial conversion price of $1.400 and Series F Warrants to purchase up to 357,143 shares of Common Stock at an initial price of $1.400. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On July 24, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into an aggregate of 456,621 shares of Common Stock at an initial conversion price of $2.19 and Series F Warrants to purchase up to 456,621 shares of Common Stock at an initial price of $2.19. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On August 22, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 275,497 shares of Common Stock at an initial conversion price of $1.8149 and Series F Warrants to purchase up to 275,497 shares of Common Stock at an initial price of $1.8149. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.  This issuance resulted in down round provisions embedded within previously issued Series F and F Warrants being triggered (the “August 2025 Down Round Trigger”), specifically the issuances on July 24, 2025 which reduced the conversion and exercise prices on these issuances down to $1.8149 from $2.19. See Down Round Triggers and Deemed Dividends in Note 7 below.

●

On September 19, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 272,599 shares of Common Stock at an initial conversion price of $1.8342 and Series F Warrants to purchase up to 272,599 shares of Common Stock at an initial price of $1.8342. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

During the nine months ended September 30, 2024, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

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

●  On April 12, 2024, we issued 1,050 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $1,050,000 of net proceeds. The Series F were initially convertible into 28,378 shares of Common Stock at an initial conversion price of $37.00 and warrants to purchase up to 28,378 shares of Common Stock at an initial exercise price of $37.00 and exercisable immediately for a period of three years.

●  On May 31, 2024, we issued 1,050 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $1,050,000 of net proceeds. The Series F were initially convertible into 32,659 shares of Common Stock at an initial conversion price of $32.15 and warrants to purchase up to 32,659 shares of Common Stock at an initial exercise price of $32.15 and exercisable immediately for a period of three years.

●  On July 25, 2024, we issued 500 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $500,000 of net proceeds. The Series F were initially convertible into 21,598 shares of Common Stock at an initial conversion price of $23.15 and warrants to purchase up to 21,598 shares of Common Stock at an initial exercise price of $23.15 and exercisable immediately for a period of three years.

●  On August 26, 2024, we issued 500 Series F to Alpha or assignees of Alpha upon the exercise of their AIR and received $500,000 of net proceeds. The Series F were initially convertible into 24,765 shares of Common Stock at an initial conversion price of $20.19 and warrants to purchase up to 24,765 shares of Common Stock at an initial exercise price of $20.19 and exercisable immediately for a period of three years.

     As of December 31, 2024, the conversion and exercise prices on the above issuances were reduced to $1.10 in connection with the October 2024 Offering. The May 2025 Down Round Trigger further reduced the conversion and exercise price on all outstanding Series F and Series F warrants from the issuances above from $1.10 to $0.8294.

Since the execution of the Series F Agreement, the Company has sold and issued Series F and Series F Warrants to Alpha or investors that Alpha has assigned the AIR for cash proceeds through the exercise of the AIR.

A summary of the Series F activity for the nine months ended September 30, 2025, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2024	Issued	Converted	September 30, 2025	September 30, 2025		September 30, 2025
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.7000	150	—	—	150	$0.8294	(ii)	180,854
March 6, 2024	1,000	1,000,000	950,000	60.2900	435	—	(335)	100	0.8294	(ii)	120,569
April 12, 2024	1,050	1,050,000	1,050,000	37.0000	1,050	—	(1,050)	—	0.8294		—
May 31, 2024	1,050	1,050,000	1,025,000	32.1500	1,050	—	(525)	525	0.8294	(ii)	632,988
July 25, 2024	500	500,000	500,000	23.1500	500	—	(500)	—	0.8294		—
August 27, 2024	500	500,000	500,000	20.1900	500	—	(500)	—	0.8294		—
October 1, 2024 (i)	1,500	—	—	12.0000	1,500	—	(1,500)	—	0.8294		—
December 18, 2024	750	750,000	750,000	5.2500	750	—	(750)	—	0.8294		—
February 7, 2025	1,000	1,000,000	1,000,000	2.2203	—	1,000	(1,000)	—	0.8294		—
March 17, 2025	500	500,000	500,000	1.2036	—	500	(500)	—	0.8294		—
May 5, 2025	500	500,000	500,000	0.8294	—	500	(500)	—	0.8294		—
June 6, 2025	500	500,000	500,000	1.1938	—	500	(500)	—	1.1938		—
June 9, 2025	1,000	1,000,000	1,000,000	1.1928	—	1,000	(1,000)	—	1.1928		—
June 17, 2025	1,000	1,000,000	1,000,000	1.2546	—	1,000	(1,000)	—	1.2546		—
July 11, 2025	800	800,000	800,000	1.1908	—	800	(800)	—	1.1908	(iii)	—
July 18, 2025	1,000	1,000,000	1,000,000	1.4000	—	1,000	(578)	422	1.4000		301,428
July 21, 2025	500	500,000	500,000	1.4000	—	500	—	500	1.4000		357,143
July 24, 2025	1,000	1,000,000	1,000,000	2.1900	—	1,000	—	1,000	1.8149		550,995
August 22, 2025	500	500,000	500,000	1.8149	—	500	(500)	—	1.8149	(iv)	—
September 19, 2025	500	500,000	500,000	1.8342	—	500	(500)	—	1.8342		—
Total September 30, 2025	17,000	$15,500,000	$15,425,000	$—	5,935	8,800	(12,038)	2,697	$—		2,143,977

(i) - These shares were issued as consideration for executing the Omnibus Agreement in connection with the October 2024 Offering.
(ii) - Reflects the conversion price after the May 2025 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on May 5, 2025.
(iii) - Reflects the conversion price after the July 2025 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on July 11, 2025.
(iv) - Reflects the conversion price after the August 2025 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on August 22, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

A summary of the Series F activity for the nine months ended September 30, 2024, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2023	Issued	Converted	September 30, 2024	September 30, 2024		September 30, 2024
June 26, 2022	10,000	$10,000,000	$9,920,000	$620.0000	2,925		(2,925)	—	$20.1900	(i)	—
March 10, 2023	3,000	3,000,000	3,000,000	420.0000	3,000		(3,000)	—	20.1900	(i)	—
November 15, 2023	1,850	1,850,000	1,850,000	124.7000	150		—	150	20.1900	(i)	7,429
March 6, 2024	1,000	1,000,000	950,000	60.2900	—	1,000	(550)	450	20.1900	(i)	22,288
April 12, 2024	1,050	1,050,000	1,050,000	37.0000	—	1,050	—	1,050	20.1900	(i)	52,006
May 31, 2024	1,050	1,050,000	1,025,000	32.1500	—	1,050	—	1,050	20.1900	(i)	52,006
July 25, 2024	500	500,000	500,000	23.1500	—	500		500	20.1900	(i)	24,765
August 26, 2024	500	500,000	500,000	20.1900	—	500		500	20.1900		24,765
Total September 30, 2024	18,950	$18,950,000	$18,795,000	$—	6,075	4,100	(6,475)	3,700	$—		183,259

(i) - Reflects the conversion price after the August 2024 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on August 27, 2024.

During the three months ended September 30, 2025 and 2024, the dividends accrued for the Series F were $36,111 and $47,879, respectively. During the nine months ended September 30, 2025 and 2024, the dividends accrued for series F were $155,800 and  $158,862. As of September 30, 2025 and December 31, 2024, accrued dividends on the Series F total $902,466 and $746,666 which are included in accrued expenses on the unaudited consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the purchase date.

Common Stock Issuances

Conversions

During the three months ended September 30, 2025 and 2024, a total of 10,383 and 0 shares of Common Stock were issued for the conversion of $8,612 and $0 of outstanding accrued interest on a convertible note at an average conversion rate of $0.8294 and $0, respectively. During the nine months ended September 30, 2025 and 2024, a total of 1,490,495 and 1,597 shares of Common Stock were issued for the conversion of $1,425,606 and $100,000 of outstanding principal and accrued interest on a convertible note at an average conversion rate of $0.9573 and $62.6235, respectively (see Note 5).

During the three months ended September 30, 2025 and 2024, a total of 4,278 and 1,595 Series F were converted into a total of 3,228,799 and 69,635 shares of Common Stock, respectively.  During the nine months ended September 30, 2025 and 2024, a total of 12,038 and 6,475 Series F were converted into a total of 11,501,461 and 187,009 shares of Common Stock, respectively.

Warrant Exercises

During the three months ended September 30, 2025, we issued 7,868,924 shares of Common Stock for the exercise of Series B warrants with an exercise price of $0.8294 and received aggregate cash proceeds of $6,526,485 During the nine months ended September 30, 2025, we issued 10,089,612 shares of Common Stock for the exercise of Series B warrants with exercise prices ranging from  $0.8294 to $1.10 and received aggregate cash proceeds of  $8,317,002.  In connection with one of the Series B exercises, the Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B warrant holder over a dispute.

During the three and nine months ended September 30, 2025, we issued 3,622,918 shares of common stock for the exercise of Series F warrants with exercise prices ranging from $0.8294 to $1.4000 and received aggregate cash proceeds of $3,804,318. Further, during the three and nine months ended September 30, 2025 we issued 60,000 shares of common stock for the cashless exercise of 142,857 Series F warrants with an exercise price of $0.8294.

During the three and nine months ended September 30, 2025, we issued 63,017 shares of common stock for the alternate cashless exercise of Series A warrants with an exercise price of $1.9445.

During the three and nine months ended September 30, 2024, we issued 16,590 shares of common stock for the exercise of Series F warrants with an exercise price of $30.00 and received cash proceeds of $497,701.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

Restricted Common Stock

               During the three months ended September 30, 2025 and 2024, we issued 78,000 and 0 shares of fully vested restricted Common Stock to certain employees and service providers. During the nine months ended September 30, 2025 and 2024, we issued 156,615 and 687 shares of fully vested restricted Common Stock to certain employees and service providers, respectively.

Down Round Triggers and Deemed Dividends

Below is a summary of the deemed dividends resulting from the March 2025, May 2025, July 2025 and August 2025 Down Round Triggers that reduced the conversion and exercise price of outstanding Series F Preferred Stock, Series F Warrants and Series B Warrants during the nine months ended September 30, 2025:

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 17, 2025	March 2025 Down Round Trigger	5,025	$2.22 - 5.25	$1.2000	$976,637
May 5, 2025	May 2025 Down Round Trigger	1,045,402	$1.10	$0.8294	1,105,871
July 11, 2025	July 2025 Down Round Trigger	1,551,243	$1.19 - 1.25	$1.1908	55,202
August 22, 2025	August 2025 Down Round Trigger	456,621	$2.19	$1.8149	130,710
	Deemed Dividends on Series F Preferred Stock				$2,268,420

Deemed Dividends on Series F Warrants
March 17, 2025	March 2025 Down Round Trigger	593,247	$2.22 - 5.25	$1.2000	$79,695
May 5, 2025	May 2025 Down Round Trigger	593,247	$1.10	$0.8294	36,504
July 11, 2025	July 2025 Down Round Trigger	2,054,762	$1.19 - 1.26	$1.1908	6,555
August 22, 2025	August 2025 Down Round Trigger	456,621	$2.19	$1.8149	16,059
	Deemed Dividends on Series F Warrants				$138,813

Deemed Dividends on Series B Warrants (see Note 8)
May 5, 2025	May 2025 Down Round Trigger	6,777,101	$1.9445	$0.8294	2,426,968
	Deemed Dividends on Series B Warrants				$2,426,968
	Warrant Modification (i)				$108,468
	Total Deemed Dividends Series F PS, Series B and F Warrants				$4,942,669

(i) Reflects the fair value of 88,908 shares of common stock issued for no consideration in exchange for 125,362 Series F warrants in connection with the Series B Amendment (see Note 6).

Below is a summary of the deemed dividends resulting from the March and August 2024 Down Round Trigger that reduced the conversion and exercise price of outstanding Series F Preferred Stock and Series F Warrants during the nine months ended September 30, 2024:

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	3,945	$60.29 - 124.50	$30.00	$5,102,674
August 27, 2024	August 2024 Down Round Trigger	143,803	$23.15 - 37.00	$20.19	$1,233,686
	Deemed Dividends on Series F Warrants				$6,336,360

Deemed Dividends on Series F Warrants
March 6, 2024	March 2024 Down Round Trigger	54,695	$60.29 - 124.50	$30.00	$147,030
August 27, 2024	August 2024 Down Round Trigger	137,334	$23.15 - 37.00	$20.19	216,546
	Deemed Dividends on Series F Warrants				$363,576
	Total Deemed Dividends Series F PS and Series F Warrants				$6,699,936
	Warrant Modification (ii)				$7,751
	Total Deemed Dividends				$6,707,687

(ii) On May 31, 2024, the Company agreed to reduce the exercise price of a warrant held by Alpha originally issued in June 2023 from $380.00 to $30.00. As result, the Company recorded a deemed dividend of $7,751 for the incremental value due to the modification

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

Deemed dividends are reflected as an increase to additional paid in capital and an increase to accumulated deficit and as an increase to total net loss or decrease to total net income attributable to Common Stockholders in computing earnings per share on the condensed consolidated statements of operations and comprehensive income (loss).

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

Restricted Stock Units (“RSUs”)

For the nine months ended September 30, 2025, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	7,293	$324.64
Granted	258,730	1.40
Cancelled	(1,158)	284.01
Vested	(147,825)	3.28
Outstanding as of September 30, 2025	117,040	16.40
Vested as of September 30, 2025	10,243	166.50
Unvested as of September 30, 2025	106,797	$2.01

For the nine months ended September 30, 2025, the aggregate fair value of RSU awards at the time of grant was $362,945 based on the market price of our Common Stock on the date of grant.

For the three and nine months ended September 30, 2025, the Company recognized $149,979 and $311,690 of stock-based compensation expense and had approximately $87,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twelve months. As of September 30, 2025, 210 fully vested restricted Common Stock shares have not been issued and released.

For the nine months ended September 30, 2024, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2023	3,054	$901.50
Granted	7,981	16.50
Cancelled	(43)	504.50
Vested and released	(687)	753.00
Outstanding as of September 30, 2024	10,306	233.00
Vested as of September 30, 2024	2,981	820.00
Unvested as of September 30, 2024	7,325	$25.50

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

Stock Options

For the nine months ended September 30, 2025 a summary of the options activity is as follows:

Weighted Average
				Remaining	Aggregate
		Weighted Average	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	Fair Value	(Years)	Value
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(56)	5,342	2,874	—	—
Outstanding as of September 30, 2025	—	$—	$—	—	$—
Exercisable as of September 30, 2025	—	$—	$—	—	$—

As of September 30, 2025, the Company had no unrecognized compensation cost related to stock options.

Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or as of September 30, 2025 (for outstanding options), less the applicable exercise price.

For the three and nine months ended September 30, 2025, there was no stock compensation expense related to the stock options.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 7 – Stockholders’ Equity (Deficit) – Continued

For the nine months ended September 30, 2024, a summary of the options activity is as follows:

				Weighted Average
				Remaining	Aggregate
		Weighted Average	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	Fair Value	(Years)	Value
Outstanding as of December 31, 2023	2,505	$2,000	$1,080.00	1.49	$2,294
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/Forfeited	(2,450)	1,956	1,062	—	—
Outstanding as of September 30, 2024	55	$5,298	$2,851	1.78	$—
Exercisable as of September 30, 2024	55	$5,298	$2,851	1.78	$—

For the three and nine months ended September 30, 2024, the Company recognized $0 and $16,042, respectively, of stock compensation expense.

Note 8 – Warrants

Equity Classified Warrants

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 8 – Warrants – Continued

During the nine months ended September 30, 2025, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock (see Note 7) pursuant to the exercise of the AIR by Alpha:

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

●

On May 5, 2025, we issued Series F warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $0.8294. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “May 2025 Down Round Trigger”). See Down Round Triggers and Deemed Dividends in Note 7 above.

●

On June 6, 2025, we issued Series F warrants to purchase up to 418,831 shares of Common Stock at an initial conversion price of $1.1938. The Series F warrants are immediately exercisable upon issuance and have a three-year term.

●

On June 9, 2025, we issued Series F warrants to purchase up to 838,364 shares of Common Stock at an initial conversion price of $1.1928. The Series F warrants are immediately exercisable upon issuance and have a three-year term.

●

On June 17, 2025, we issued Series F warrants to purchase up to 797,067 shares of Common Stock at an initial conversion price of $1.2546. The Series F warrants are immediately exercisable upon issuance and have a three-year term.

●

On July 11, 2025, we issued Series F warrants to purchase up to 671,818 shares of Common Stock at an initial exercise price of $1.1908. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “July 2025 Down Round Trigger”), specifically impacting the issuances on June 6, 9, and 17, resulting in these exercise prices of $1.1938, $1.1928, and $1.2546, respectively, being reduced to $1.1908. See summary of Down Round Triggers and Deemed Dividends in Note 7 above.

●

On July 18 and 21, 2025, we issued Series F warrants to purchase up to 714,286 and 357,143, respectively, shares of Common Stock at an initial conversion price of $1.4000 The warrants are immediately exercisable upon issuance and have a three-year term.

●

On July 24, 2025, we issued Series F warrants to purchase up to 456,621 shares of Common Stock at an initial conversion price of $2.1900. The warrants are immediately exercisable upon issuance and have a three-year term.

●

On August 22, 2025, we issued Series F warrants to purchase 275,497 shares of Common Stock at an initial conversion price of $1.8149. The warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “August 2025 Down Round Trigger”), specifically impacting the issuance on July 24, 2025, resulting in the exercise price of $2.1900 being reduced to $1.8149. See summary of Down Round Triggers and Deemed Dividends in Note 7 above.

●

On September 19, 2025, we issued Series F warrants to purchase 272,598 shares of Common Stock at an initial conversion price of $1.8342. The warrants are immediately exercisable upon issuance and have a three-year term.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the periods presented is as follows:

				Weighted Average
		Weighted Average		Remaining
	Shares	Exercise Price		Contractual Term
Outstanding as of December 31, 2024	317,664	$4.9600		2.60
Series F Issued – February 7, 2025	450,390	0.8294	*	—
Series F Issued – March 17, 2025	415,420	0.8294	*	—
Series F Issued - May 5, 2025	602,846	0.8294		—
Series F Issued - June 2025	2,054,262	1.2169	**	—
Series F Issued - July 11, 2025	671,818	1.1908		—
Series F Issued - July 18, 2025	714,286	1.4000		—
Series F Issued - July 21, 2025	357,143	1.4000		—
Series F Issued - July 24, 2025	456,621	1.8149	***	—
Series F Issued - August 22, 2025	275,497	1.8149		—
Series F Issued - September 19, 2025	272,599	1.8342		—
Series F warrants exchanged for common stock - April	(125,362)	1.1000		—
Series F warrants exchanged for common stock - July	(142,857)	0.8294		—
Exercise of Series F Warrants	(3,622,918)	1.0400		—
Reclassification of Series B Warrants	7,881,884	0.8294	*	—
Exercise of Series B Warrants	(7,868,924)	0.8294	*	—
Outstanding as of September 30, 2025	2,710,369	$1.7296	*	2.81
Exercisable as of September 30, 2025	2,710,369	$1.7296	*	2.81

*	Reflects the exercise price after the May 2025 Down Round Trigger on May 5, 2025 as described above.
**	Reflects the exercise price after the July 2025 Down Round Trigger on July 11, 2025 as described above.
***	Reflects the exercise price after the August 2025 Down Round Trigger on August 22, 2025 as described above.

In connection with the execution of the Series B Amendment (see Note 6), the total Series B common stock warrants outstanding as of September 30, 2025, of 12,960 with an exercise price of $0.8294, are reflected as equity-classified warrants.

During the three and nine months ended September 30, 2025, 3,622,918 Series F warrants were exercised, and the Company issued 3,622,918 shares of common stock and received cash proceeds of $3,804,318. During the three months ended September 30, 2025, 7,868,924 Series B warrants were exercised and the Company issued 7,868,924 shares of common stock and received cash proceeds of $6,526,485.  During the nine months ended September 30, 2025, 10,089,612 Series B warrants were exercised and the Company issued 10,089,612 shares of common stock and received cash proceeds of $8,317,002. During the nine months ended September 30, 2025, the Company agreed to credit $350,000 of the aggregate exercise price, at the time of exercise, associated with 267,849 Series B warrants, pursuant to a settlement reached with the Series B warrant holder over a dispute.

As of September 30, 2025, the intrinsic value of the warrants was $1,365,692 based on the market price of our stock and the warrant exercise price.

Liability Classified Warrants

The Series A and B warrants issued in October 2024, pursuant to an offering, have the following contractual terms.

Each Series A Warrant and B Warrant was immediately exercisable on the date of issuance and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”).  The Share Combination Event was eliminated from the contractual terms of the Series B Warrants with the execution of the Series B Amendment (see Note 6).  Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its Common Stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant. The exercise price was adjusted down to $1.20 and further adjusted down to $0.8294 with the March 2025 Down Round Trigger and May 2025 Down Round Triggers, respectively, and an additional 2,582,234 and 3,057,622, respectively warrants were issued in connection with the reduction so that the aggregate exercise price remains unchanged.  During the nine months ended September 30, 2025, we recognized a deemed dividend of $4,942,669 which has been included on the statement of stockholders' equity as a reduction of accumulated deficit and as additional paid-in capital for the incremental value due to the May, July, and August 2025 Down Round Triggers. The March 2025 Down Round Trigger was included in the change in fair value of warrant liabilities as the Series B Warrants were liability classified until April 2, 2025 (see Note 6).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 8 – Warrants – Continued

A summary of activity related to the Series A and B warrants, initially classified as liabilities, for the nine months ended September 30, 2025 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding as of December 31, 2024	4,628,312	$1.9445	4.75
Issued – March 2025 Down Round Trigger	2,582,234	1.2036	—
Issued – May 2025 Down Round Trigger	3,057,622	0.8294	—
Exercise of Series A Warrants	(63,017)	1.9445	—
Exercise of Series B Warrants	(2,220,688)	0.9639	—
Reclassification of Series B Warrants	(7,881,884)	0.8294	—
Outstanding as of September 30, 2025	102,579	$1.9445	4.00
Exercisable as of September 30, 2025	102,579	$1.9445	4.00

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of September 30, 2025, the Company had purchase commitments of $1,875,361.

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

During the nine months ended September 30, 2025, the Company conducted the business through two primary operating segments: Drones and Sensors. During the year ended December 31, 2024, our SaaS segment ceased operations and did not renew any of its software subscriptions. Transactions in this segment during 2025 will consist of run off related expenses until this segment is fully shut down. During the nine months ended September 30, 2025, we sold the Measure domain name and received approximately $250,000 in cash proceeds which has been reflected within other income on the unaudited condensed consolidated statements of operations as the domain name had a net book value of $0.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, right-of-use asset and other assets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 10 – Segment Information – Continued

As of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of September 30, 2025
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$16,923,685	$8,042,744	$9,498,853	$—	$34,465,282

As of December 31, 2024
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,804,628	$7,028,158	$9,744,152	$4,616	$20,581,554

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended September 30, 2025
Revenues	$—	$1,057,717	$912,492	$—	$1,970,209
Cost of sales	—	660,843	550,389	—	1,211,232
Compensation and related expenses	182,105	1,417,201	439,857	—	2,039,163
Professional fees	231,099	91,384	40,166	—	362,649
Other operating expenses	582,418	571,158	333,612	24,753	1,511,941
Income (loss) from operations	$(995,622)	$(1,682,869)	$(451,532)	$(24,753)	$(3,154,776)
Other income (expense), net	752,117	(212,504)	—	—	539,613
Net income (loss)	$(243,505)	$(1,895,373)	$(451,532)	$(24,753)	$(2,615,163)

Three Months Ended September 30, 2024
Revenues	$—	$2,146,151	$1,070,396	$68,437	$3,284,984
Cost of sales	—	968,869	627,279	54,569	1,650,717
Compensation and related expenses	215,676	1,300,355	372,987	100,579	1,989,597
Professional fees	85,168	75,339	13,647	13,647	187,801
Other operating expenses	380,409	525,491	242,698	169,431	1,318,029
Income (loss) from operations	$(681,253)	$(723,903)	$(186,215)	$(269,789)	$(1,861,160)
Other income (expense), net	(1,549,866)	(48,728)	—	—	(1,598,594)
Net income (loss)	$(2,231,119)	$(772,631)	$(186,215)	$(269,789)	$(3,459,754)

	Corporate	Drones	Sensors	SaaS	Total
Nine Months Ended September 30, 2025
Revenues	$—	$6,028,625	$3,788,555	$—	$9,817,180
Cost of sales	—	2,602,707	1,981,800	—	4,584,507
Compensation and related expenses	700,952	3,539,789	1,174,679	—	5,415,420
Professional fees	487,937	379,547	178,237	—	1,045,721
Other operating expenses	1,780,774	2,243,263	884,356	88,086	4,996,479
Income (loss) from operations	$(2,969,663)	$(2,736,681)	$(430,517)	$(88,086)	$(6,224,947)
Other income (expense), net	9,071,197	(154,056)	472,306	—	9,389,447
Net income (loss)	$6,101,534	$(2,890,737)	$41,789	$(88,086)	$3,164,500

Nine Months Ended September 30, 2024
Revenues	$—	$4,644,177	$5,656,471	$271,321	$10,571,969
Cost of sales	—	2,343,923	2,855,984	228,798	5,428,705
Compensation and related expenses	697,451	4,038,815	890,090	316,449	5,942,805
Professional fees	416,062	383,420	92,214	180,635	1,072,331
Other operating expenses	1,447,334	2,067,068	843,486	565,755	4,923,643
Income (loss) from operations	$(2,560,847)	$(4,189,049)	$974,697	$(1,020,316)	$(6,795,515)
Other income (expense), net	(5,859,141)	(36,408)	(13,985)	—	(5,909,534)
Net income (loss)	$(8,419,988)	$(4,225,457)	$960,712	$(1,020,316)	$(12,705,049)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

(UNAUDITED)

Note 10 – Segment Information – Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended September 30, 2025
North America	$494,389	$302,807	$—	$797,196
Latin America	220,466	—	—	220,466
Europe, Middle East and Africa	266,013	220,053	—	486,066
Asia Pacific	76,849	334,719	—	411,568
Other	—	54,913	—	54,913
	$1,057,717	$912,492	$—	$1,970,209

	Drones	Sensors	SaaS	Total
Three Months Ended September 30, 2024
North America	$338,685	$290,642	$68,437	$697,764
Latin America	131,117	40,912	—	172,029
Europe, Middle East and Africa	1,659,481	321,382	—	1,980,863
Asia Pacific	16,868	367,896	—	384,764
Other	—	49,564	—	49,564
	$2,146,151	$1,070,396	$68,437	$3,284,984

	Drones	Sensors	SaaS	Total
Nine Months Ended September 30, 2025
North America	$1,005,792	$1,168,085	$—	$2,173,877
Latin America	890,311	67,844	—	958,155
Europe, Middle East and Africa	3,989,986	1,651,887	—	5,641,873
Asia Pacific	142,536	745,596	—	888,132
Other	—	155,143	—	155,143
	$6,028,625	$3,788,555	$—	$9,817,180

	Drones	Sensors	SaaS	Total
Nine Months Ended September 30, 2024
North America	$1,308,109	$1,659,485	$262,678	$3,230,272
Latin America	753,187	223,983	5,185	982,355
Europe, Middle East and Africa	2,373,934	2,517,885	495	4,892,314
Asia Pacific	208,947	1,087,910	2,468	1,299,325
Other	—	167,208	495	167,703
	$4,644,177	$5,656,471	$271,321	$10,571,969

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2025 and 2024

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

On October 3, 2025, Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 2,000 shares of Series F convertible into 967,165 shares of common stock, in the aggregate, at a conversion price of $2.0679 and warrants to purchase up to 967,165 shares of common stock at an exercise price of $2.0679 per share for an aggregate purchase price of $2,00,000.

On October 6, 2025, Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 1,000 shares of Series F convertible into 426,857 shares of common stock, in the aggregate, at a conversion price of $2.3427 and warrants to purchase up to 426,857 shares of common stock at an exercise price of $2.3427 per share for an aggregate purchase price of $1,000,000.

On November 5, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) with the Secretary of State of the State of Nevada in connection with the Purchase Agreement. Pursuant to the Series G Certificate of Designation, subject to the rights of holders of preferred stock of senior rank to the Series G Preferred Stock, holders of Series G Preferred Stock are entitled to receive dividends when and as declared by the board of directors of the Company. Except as otherwise required by law, the Series G Preferred Stock does not have voting rights. Following its issuance, the Series G Preferred Stock with a stated value of $1,000 is immediately convertible into shares of the Company’s Common Stock at an initial conversion price equal 25% of the minimum price (as defined in section 713(c) of the NYSE American LLC Company Guide) on the trading day immediately preceding the subscription date (the "Conversion Price"). The Conversion Price is subject to adjustment for additional preferred share issuances at the lesser of (i) the Conversion Price and (ii) the initial Conversion Price on the additional preferred shares. However, the Conversion Price shall not be less than $1.00.

On November 5, 2025, we executed a Securities Purchase Agreement (the “Purchase Agreement”) with Alpha and another investor (the “Buyers”), pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to issue and sell to the Buyers an aggregate of up to 100,000 shares of the Company’s Series G Convertible Preferred Stock, $0.001 par value per share (the “Series G Preferred Stock”). Subject to the terms and conditions of the Certificate of Designation, the Series G Preferred Stock is convertible immediately upon issuance, at the Conversion Price defined above.  On November 5, 2025, (the “Initial Closing Date”), the Company agreed to sell, and the Buyers, severally and not jointly, agreed to purchase an aggregate of 12,000 shares of Series G Preferred Stock for gross proceeds of $12,000,000. Following the approval by the Company’s stockholders with respect to the transactions contemplated by the Purchase Agreement and the Certificate of Designation, including the issuance of all of the shares of the Company’s common stock, par value $0.001 per share, issuable upon conversion of the shares of the Series G Preferred Stock in accordance with the terms of the Purchase Agreement in excess of 19.99% of the issued and outstanding Common Stock on the Initial Closing Date, the Buyers may, subject to the terms and conditions of the Purchase Agreement, purchase up to a total aggregate of 88,000 shares of Series G Preferred Stock in addition to the 12,000 shares purchased on the Initial Closing Date.

On November 10, the Company executed the Security Purchase Agreement, receiving net cash proceeds of approximately $11,500,000 after the equity issuance cost of approximately $500,000. The company issued 12,000 shares of Series G Preferred Stock to the Buyers.

Subsequent to September 30, 2025, through the date of this filing, the Company has issued a total of 1,117,574 shares of Common Stock for the conversion of 2,185 shares of Series F Preferred Stock with a stated value of $1,000 per share at a conversion price of $1.23 and $2.0679, also, the Company has issued a total of 1,920,324 shares of Common Stock for the conversion of 2,362 shares of Series G Preferred Stock at a conversion price of $1.23.

Subsequent to September 30, 2025, through the date of this filing, the Company has issued a total of 300,000 shares of Common Stock for the conversion of warrants related to Series F Preferred Stock with an exercise price of $1.400 and received cash proceeds of $420,000.

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

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products, an established global network of over 200 UAS resellers, and enterprise customers worldwide, these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company successfully integrated all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

Our core technological capabilities include robotics and robotics systems autonomy; advanced thermal and multispectral sensor design and development; embedded software and firmware; lightweight airframes; small UAS (“UAS”) design, integration and operations; power electronics, controls and systems integration; fixed wing flight; flight management software; data capture and analytics; human-machine interface development and integrated mission solutions.

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

Three and Nine Months Ended September 30, 2025 as Compared to Three and Nine Months Ended September 30, 2024

Revenues

For the three months ended September 30, 2025, revenues were $1,970,209 as compared to $3,284,984 for the three months ended September 30, 2024, a decrease of $1,314,775, or 40.0%. The decrease of $1,314,775 was attributable to a decrease of  $1,088,434 in revenues from our drone product related to the timing of national contracts and additional time each contract takes to close,  a decrease of $157,904  in the sensor revenues due to sales mix and product repricing and $68,437 decrease in our SaaS revenue due to us not renewing software subscriptions and ceasing the operations of this segment.

For the nine months ended September 30, 2025, revenues were $9,817,180 as compared to $10,571,969 for the nine months ended September 30, 2024, a decrease of $754,789, or 7.1%. The decrease of $754,789 was offset by an increase of  $1,384,448 in revenues from our drone products offset by a decrease of $1,867,916 revenues due to declining sensor sales related to expected seasonality and reduced investment in sales and marketing in this operating segment in 2025, additionally revenues decreased in 2025 due to the Company ceasing operations for the SaaS software subscriptions for this segment resulting in a decrease of $271,321.

Cost of Sales and Gross Profit

For the three months ended September 30, 2025, cost of sales was $1,211,232 as compared to $1,650,717 for the three months ended September 30, 2024, a decrease of $439,485 or 26.6%. For the three months ended September 30, 2025, gross profit was $758,977 as compared to $1,634,267 for the three months ended September 30, 2024, a decrease of $$875,290, or 53.6%. The primary factors contributing to the decrease in our cost of sales and gross profit margin was due to the total mix of our product sales during the current period which had higher margin drone sales than the previous period.

For the nine months ended September 30, 2025, cost of sales was $4,584,507 compared to $5,428,705 the nine months ended September 30, 2024, a decrease of $844,198 or 15.6%. For the nine months ended September 30, 2025, gross profit was $5,232,673 as compared to $5,143,264 for the nine months ended September 30, 2024, an increase of $89,409, or 1.7%. The primary factors contributing to the decrease in our cost of sales and the increase in gross profit margin were due to the total mix of our product sales during the current period which had higher margin drone sales than the previous period.

General and Administrative Expenses

For the three months ended September 30, 2025, general and administrative expenses were $2,229,820 as compared to $1,889,733 for the three months ended September 30, 2024, an increase of $340,087, or 18.0%. The increase was primarily related to professional fees, legal fees, and accounting expenses, offset by less amortization expense during 2025 due to impairment charges recorded during the year ended December 31, 2024

For the nine months ended September 30, 2025, general and administrative expenses were $6,736,799 as compared to $6,931,496 for the nine months ended September 30, 2024, a decrease of $194,697, or 2.8%. The decrease was primarily related to depreciation expense and less intangible amortization during 2025 due to impairment charges recorded during the year ended December 31, 2024

Research and Development

For the three months ended September 30, 2025, research and development expenses were $1,012,354 as compared to $969,402 for the three months ended September 30, 2024, an increase of $42,952, or 4.4%. The increase was primarily due to the Company reinvesting in research and development staff.

For the nine months ended September 30, 2025, research and development expenses were $2,559,755 as compared to $3,181,638 for the nine months ended September 30, 2024, a decrease of $621,883, or 19.5%. The decrease was primarily due to the integration of research and development teams for our new airframe, sensor, and software technologies, resulting in a reduction in our consultants and internal headcounts.

Sales and Marketing

For the three months ended September 30, 2025, sales and marketing expenses were $671,579 as compared to $636,292 for the three months ended September 30, 2024, an increase of $35,287, or 5.5%.  The increase was primarily due to the increase in headcount in this department and increased travel of our sales and marketing team.

For the nine months ended September 30, 2025, sales and marketing expenses were $2,161,066 as compared to $1,825,645 for the nine months ended September 30, 2024, an increase of $335,421, or 18.4%. The increase was primarily due to the increase in headcount in this department and increased travel of our sales and marketing team associated with anticipated growing demand in the defense space, as we anticipate, consistent with plans announced by the U.S. government accelerated purchases of Group 1 drones.

Other Income (Expense), net

For the three months ended September 30, 2025, other income, was $539,613 as compared to other expenses, of $1,598,594 for the three months ended September 30, 2024, a decrease of other expenses of $2,138,207. The decrease was primarily attributable to a decrease in interest expense and debt discount due to a reduction in our principal balance on our outstanding convertible note of $1,560,736. Lastly, $744,357 for an employee retention tax credit refund we received.

For the nine months ended September 30, 2025, other income, net was $9,389,447 as compared to other expenses, net of $5,909,534 for the nine months ended September 30, 2024 of a decrease in other expenses of $ 15,298,981. The decrease is primarily attributable to a gain on change in fair value of our outstanding warrant liabilities of $8,511,000 that were issued in October 2024 in an offering, decrease in interest expense due to reduction in our principal balance on our outstanding convertible note and interest expense for the nine months ended September 30, 2024 included $3.7 million due a substantial modification to the conversion price on a convertible debt note. Lastly, other income increased due to the sale of our Measure domain name for $250,000 and $1,197,734 for an employee retention tax credit refund received for the nine months ended September 30, 2025 compared to other expenses of $5,909,534 for the nine months ended September 30, 2024.

Net Income (Loss)

For the three months ended September 30, 2025, we generated a net loss of $2,615,163 as compared to a net loss of $3,459,754 for the three months ended September 30, 2024, a decrease of $844,591 or 24.4%. The decrease in our net loss is primarily attributable to the above-mentioned changes in our cost of sales, general and administrative, research and development, sales and marketing, and other net income (expense).

For the nine months ended September 30, 2025, we generated net income of $3,164,500 as compared to a net loss of $12,705,049 for the nine months ended September 30, 2024, an increase in net income of $15,869,549 or 124.9%. The increase in our net income is primarily attributable to the gain on change in fair value of our outstanding warrant liabilities and the above-mentioned changes in our cost of sales, general and administrative, research and development, and sales and marketing.

Cash Flows

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

As of September 30, 2025, cash on hand was $16,628,558, as compared to $3,613,996 as of December 31, 2024, an increase of $13,014,562 or 360.0%.

For the nine months ended September 30, 2025, cash used in operations was $7,335,102, an increase of $3,278,402 or 80.8%, as compared to cash used of $4,056,700 for the nine months ended September 30, 2024. The increase in cash used in operating activities was principally driven by the reduction in our net loss, after adjusting for non-cash operating activities, due to reductions in operating expenses and an increase in gross profit margins, as discussed above, offset by an increase in operating cash flows from changes in operating assets and liabilities, primarily the reduction of outstanding accounts payable. All of which resulted in an increase in cash used in operating activities.

For the nine months ended September 30, 2025, cash used in investing activities was $38,338, a decrease of $57,749, or 60.1%, as compared to cash used of $96,087 for the nine months ended September 30, 2024. The decrease is related to fewer purchases of property and equipment and internal software and platform costs in 2025 compared to 2024.

For the nine months ended September 30, 2025, cash provided by financing activities was $20,384,464, an increase of $16,776,982 or 465.1%, as compared to cash provided of $3,607,482 for the nine months ended September 30, 2024. The increase in cash provided by our financing activities was due to an increase in net proceeds from the exercise of Series B warrants and issuance of Series F preferred stock and warrants, offset by less net proceeds from short-term loans and other short-term loans during 2025 as compared to 2024.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, we had a working capital of $21,321,682 and cash on hand of $16,628,558. For the nine months ended September 30, 2025, we incurred a loss from operations of $6,224,947, a decrease of $ 570,568, or 8.4%, as compared to $6,795,515 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we used cash in our operating activities of $7,335,102. As of September 30, 2025, we have sufficient cash on hand to meet our financial obligations for the next twelve months.

Off-Balance Sheet Arrangements

On September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: November 14, 2025	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: November 14, 2025	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	November 14, 2025
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	November 14, 2025
Alison Burgett	(Principal Financial and Accounting Officer)