Form 10-K
period 2025-12-31
AgEagle Aerial Systems Inc.
filed 2026-03-31
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,750,213.

As of March 31, 2026 there were 57,246,783 shares of Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

AGEAGLE AERIAL SYSTEMS INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

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

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry information that we have obtained from third-party sources, including, without limitation, industry publications and quotations, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable as of the date hereof, neither we nor our management have independently verified any of the data or other information from such sources referred to in this Annual Report or ascertained the underlying assumptions relied upon by such sources and therefore cannot guarantee that such information is accurate or complete. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there may be differences between the prospective and actual results because events and circumstances may not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, reports, surveys or articles. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

ITEM 1. BUSINESS

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, "EagleNXT",“we”, “our” or “us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture, and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of War.

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In 2025, the Company re-focused on its two primary product lines – Uncrewed Aircraft Systems and Multispectral Sensors.  In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 165 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science.

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

The Company rebranded as EagleNXT in 2025. As the Company pursues its strategy to grow its business and improve its operations and cost structure, it is focused on evaluating merger and acquisition opportunities in closely related products categories, while also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain technologies, such as use of autonomous vehicles, remote-controlled equipment, virtual reality, automation and artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. As such, the Company is developing and securing technology that aims to secure against hacking and malicious attacks. As the software that drives our drones and cameras become more autonomous and interconnected, they become potential targets for cyber threats. Ensuring the security of data transmission and control systems has been and continue to be critical in preventing unauthorized access and misuse.

The Company is currently headquartered in Wichita, Kansas, where we house our sensor manufacturing operations, and we manufacture drones in Lausanne, Switzerland. The Company intends to relocate its headquarters to Allen, Texas in 2026.

Product Lines

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

In October 2021, the Company acquired senseFly, S.A. and senseFly Inc. (collectively “senseFly”), a global leader in fixed-wing drones that simplify the collection and analysis of geospatial data, allowing professionals to make better and faster decisions. Founded in 2009, senseFly develops and produces a proprietary line of eBee™- branded, high performance, fixed-wing drones which have flown more than one million flights around the world. Safe, ultra-light and easy to use, these autonomous drones are utilized by thousands of customers around the world in agriculture, government/defense, engineering, and construction, among other industry verticals, to collect actionable aerial data intelligence.

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

In March 2022, AgEagle’s eBee TAC™ Uncrewed Aerial System was the first approved drone to be added to the U.S. Department of War's Defense Innovation Unit’s Blue UAS Cleared List as part of Blue sUAS 2.0. The eBee TAC successfully completed a series of demonstrations in association with Blue sUAS 2.0 to provide the Defense Innovation Unit with information and verification of the drone systems’ mission planning and launch capabilities, range and endurance, NDAA compliance, operational safety of flight procedures and cyber security, in addition to scripted and ad hoc flight profiles. Based on its evaluation, the Defense Innovation Unit designated the eBee TAC as an approved light-weight, medium-range UAS available for immediate procurement by the U.S. Department of War without a waiver to operate; and is also available for procurement by other Federal Government agencies. AgEagle’s success with Blue sUAS 2.0 follows eBee’s use as an integral asset for both conventional and unconventional U.S. Department of War units for over five years.

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

On June 21, 2022, the Company announced that the eBee X was the first drone in its class to receive design verification essential for BVLOS and OOP from the European Union Aviation Safety Agency, enabling drone operations to seek Specific Operations Risk Assessment authorization to fly BVLOS and OOP with eBee X in 27 European Union member states, as well as Iceland, Lichtenstein, Norway and Switzerland.

In October 2022, the eBee X series of fixed wing uncrewed aircraft systems, including the eBee X, and eBee TAC, were the first and only drones on the market to comply with Category 3 of the Operations of Small Uncrewed Aircraft Systems Over People rules published in the Federal Registry by the FAA in March 2021. Securing a Part 107 certificate of waiver from the Federal Aviation Administration ("FAA) is a long, arduous and costly process for sUAS users. Now that the eBee has proven compliant with Category 3 of the rules, eBee drone operators no longer need an FAA waiver for OOP or Operations Over Moving Vehicles. This major milestone was achieved by AgEagle following months of work, historic reliability review and extensive testing conducted by Virginia Tech Mid-Atlantic Aviation Partnership.

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

The Military Drone Market is expected to see substantial growth in the coming years. A recent report from Straits Research said that the global military drone market size was valued at  $21.81 billion in 2024 and is expected to grow from $24.25 billion in 2025 to reach $56.69 billion by 2033, growing at a CAGR of 11.20% during the forecast period (2025-2033). The report said: “A military drone, also known as an uncrewed aerial vehicle (UAV), is a type of aircraft that operates without a human pilot on board. These drones are equipped with advanced technologies for surveillance, reconnaissance, intelligence gathering, and, in some cases, targeted strikes. Military drones are used extensively in modern warfare for a variety of roles, including combat, surveillance, logistical support, and search-and-rescue missions. The global market is experiencing rapid growth, driven by technological advancements and increasing global demand for enhanced surveillance, intelligence, and reconnaissance capabilities. As nations recognize the strategic advantages of uncrewed aerial systems (UAS) in military operations, drones are increasingly deployed in both combat and non-combat roles. This expansion is further supported by rising defense budgets, particularly in regions such as Asia-Pacific, Europe, and the Middle East. Despite the promising growth, there are significant challenges facing the global market, including complex regulatory issues and ethical concerns surrounding the use of autonomous weapons. However, innovations in artificial intelligence (AI), miniaturization, and battery life are expected to open new growth opportunities, enabling more advanced, efficient, and versatile drone capabilities in the near future.”

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

Recent drone policies issued by both the U.S. Department of War and the Federal Communications Commission emphasize a strong need to advancing drone manufacturing and supply chain capabilities within the United States. To support these initiatives, EagleNXT announced the opening of a drone and camera manufacturing operation in Texas, in January 2026.  Additionally, the U.S. Department of War reconfirmed the approval and listing of our eBee Vision and eBee TAC in 2025, meaning that they are available for immediate purchase and use by U.S. entities.

Multi Spectral Cameras

Setting entirely new standards of excellence for high resolution aerial imaging solutions, our proprietary thermal and multispectral sensors are broadly recognized as the cameras of choice worldwide for advanced applications in agriculture, plant research, land management and forestry management.

●

Altum-PT – an optimized three-in-one solution for advanced remote sensing and agricultural research. It seamlessly integrates an ultra-high resolution panchromatic imager, a built-in 320X256 radiometric thermal imager and five discrete spectral bands to produce synchronized outputs such as RGB color, crop vigor, heat maps and high resolution panchromatic in just one flight. Offering twice the spatial resolution of the prior Altum™ sensor, Altum-PT, introduced in early 2022, the sensor that empowers users with deeper analytical capabilities and broader, more diverse applications; enable them to discern issues at the plant level, even in the early growth stages; and conduct early stage stand counting, as well as season-long soil monitoring, among other critical uses. Altum-PT also features a global shutter for distortion-free results, open APIs and a new storage device allowing for two captures per second. The Altum-PT was also granted UAS Blue certification in late 2024, which made it available for immediate purchase by U.S. government entities.”

●

RedEdge-P – Offering three times the capture speed and twice the spatial resolution of the RedEdge-MX, the all new RedEdge-P, launched in early 2022, the sensor that builds on the legacy of the rugged, high-quality, multispectral sensor that the industry has come to trust and adds the power of a higher resolution, panchromatic band to double the output data resolution. A single camera solution which is compatible with a wide array of drone aircraft ranging from large, fixed wing to small multirotor, RedEdge-P captures calibrated high-resolution multispectral and RGB imagery with an optimized field of view and capture rate for efficient flights. This solution seamlessly integrates a high resolution, all-color imager with synchronized multispectral imagers to enable pixel-aligned outputs at previously unattainable resolutions, while maintaining the efficiency and reliability of its RedEdge™ legacy. Processing of data outputs is enabled through industry standard software platforms, including AgEagle’s Ground Control flight management software. With RedEdge-P, agricultural professionals benefit from a sensor that can enable effective plant counting and spectral analysis of small plants. Likewise, federal, state and local government and commercial forestry enterprises will also benefit from precise, efficient data collection and tree-level analysis as opposed to being limited to analyzing large swaths of land to make critical forestry management decisions. Versions  of this product include the RedEdge-P, RedEdge-P Blue, and RedEdge-P Green which was released in 2025.

●

RedEdge-PDual and REdEdge PTriple – A further specialized product, the RedEdge-PDual offers a combined solution of the RedEdge-P and RedEdge-P blue cameras, this camera provides specialized insight into plant classification, weed identification, environmental research and vegetation analysis of water bodies, adding a coastal blue band. The camera covers 10 multispectral bands, and a fast capture rate.  Additionally, it allows synchronized capture of all 10 bands, providing AI functions such as automatic triggering and geo-tagging for optimizing flight efficiency and easy post-processing. With the release of the RedEdge-P Green, the Company also created and released two new dual camera options (Red/Green and Blue/Green) and the RedEdge-P Triple, thereby providing 15-band super-spectral coverage from a single product.

AgEagle’s Manufacturing Operations

AgEagle believes that the recent measures to ban China-manufactured drones and components  in the United States, not only protects our nation, but has fueled and will continue to fuel, demand for “Made in America” drones and components, creating a significant opportunity for U.S.-based drone manufacturers, like AgEagle. Consequently, it is AgEagle’s intention to establish best industry practices and define quality standards for manufacturing, assembly, design/engineering and testing of drones, drone subcomponents and related drone equipment in the Company’s U.S. facilities. The Company continues its manufacturing operations in its Lausanne, Switzerland facility, where it assembles its line of eBee-branded fixed wing drones for AgEagle’s international customer base and announced a new facility in Texas that is expected to begin production operations in 2026.

AgEagle’s commitment to its discerning customers has driven its efforts to establish recognized centers of excellence in drone airframes, sensors and software, which, in turn, has driven the Company’s drone production and distribution operations to complete ISO:9001 certification for its Quality Management System, a process that senseFly SA completed during the second quarter of 2025. Demonstrating that the Company delivers consistently high-quality products and services in every aspect of its fixed-wing drone operations, including design, manufacturing, marketing, sales and after-sales. An international certification, ISO:9001 recognizes organizational excellence and good quality practices based on a strong customer focus, robust process approach and proof of continual improvement.

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

Since launching our eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions, we have been awarded a contract from the U.S. Department of War’s Defense Innovation Unit, and secured purchase orders from a lead distributor in the United Arab Emirates, and a reseller for French Army surveillance operations.

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

●

We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – through successful execution of our acquisition strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. Moving forward, we may evaulate acquisition opportunities to expand our solutions offerings in closely related product areas.

●

Our eBee TAC and eBee Vision UAS’ have been approved by the U.S. government for procurement by the Department of War, has been accepted as Blue-listed products – We believe that both systems are ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and we expect that this will prove to be a major growth catalyst for our Company positively impacting our financial performance in the years ahead.

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

●

Our global reseller network currently has more than 165 drone solutions providers in 80+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. We leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions. In addition, we envision further expanding our partnerships with domestic and international partners.

Government Regulation

UAV Regulation

AgEagle is subject to industry-specific regulations due to the nature of the products we sell to our customers. For example, certain aspects of our U.S. business are subject to regulation by the “FAA”, which regulates airspace for all air vehicles in the U.S. National Airspace System.

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

In late 2025, the FAA published a draft Part 108 National Proposed Rule Making (NPRM) regulation ("Part 108") to the public.  EagleNXT provided comments and input along with its peers in the industry.  Part 108, when final, will formalize a rule set for Beyond Visual Line of Site ("BVLOS") drone operation in the United States. As of the date of this Annual Report, the FAA is in the process of considering and prioritizing all interested party inputs prior to publication of the final Part 108.  This final regulation is expected to increase the level of drone operations across U.S. airspace, given that the rule will remove the need for waivers to be submitted for each flight.

Our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

Environmental Regulation

AgEagle is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to the Earth's climate, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations historically, it is reasonably possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, or if new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

Suppliers

In 2025, we maintained strong relationships established with companies that provide many of the parts and services necessary to construct our advanced fixed-wing drones and sensors. As our Company grows, we expect to pursue additional supplier relationships from which we can source less costly and better supplies to stay ahead of the needs of the market. In addition, we have forged strong relationships with key suppliers in the U.S. and in U.S.-allied countries based on their ability to meet our needs and delivery timelines. We will continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions.

Operating Segment Revenues

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Type	2025	2024
Drones	$7,857,059	$6,410,305
Sensors	4,954,023	6,663,196
Software-as-a-Service (SaaS)	—	319,276
Total	$12,811,082	$13,392,777

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

On October 18, 2021 (the “senseFly Inc. Acquisition Date), AgEagle Aerial and the Company entered into a stock purchase agreement (the “senseFly Inc. Purchase Agreement”) with Parrot Inc. pursuant to which AgEagle Aerial agreed to acquire 100% of the issued and outstanding capital stock of senseFly Inc. from Parrot Inc. The aggregate purchase price for the shares of senseFly Inc. is $2 million, less the amount of senseFly Inc.’s debt and subject to a customary working capital adjustment. senseFly Inc. became a wholly-owned subsidiary of the Company as a result.

Our Headquarters

Our principal executive offices are located at 8201 E. 34th Street North, Suite 1307, Wichita, Kansas 67226 and our telephone number is 620-325-6363. Our website address is www.eaglenxt.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Human Capital Resources

As of March 31, 2026, we employed 58 full-time employees and 1 part-time employee. We acknowledge that our employees are the Company’s most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment, one that fosters growth, and provides a safe place to work. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of the Company’s products; and evolve and invest in technology, tools and resources to enable employees at work.

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

Employee Health and Safety

The health and safety of our employees is a priority for the Company. Our operations include the design, manufacture, and testing of unmanned aerial systems and related technologies, which require adherence to established safety procedures and regulatory requirements. We maintain policies and procedures designed to promote a safe working environment across our manufacturing, engineering, and field operations.

Our safety practices include employee training, equipment and facility safety protocols, and procedures intended to identify and mitigate workplace risks. Employees involved in manufacturing and testing activities receive safety guidance related to equipment operation, product testing, and field activities. We seek to maintain compliance with applicable federal, state, and local health and safety regulations.

We encourage employees to report safety concerns or incidents and maintain processes for reviewing such reports. When incidents occur, we assess the circumstances and implement corrective measures where appropriate. Management periodically reviews safety practices to support continuous improvement and to help protect the well-being of our workforce.

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of December 31, 2025, our trademark portfolio includes registered and/or pending in various countries and patents in various stages of the patent granting process. We also consider our UAV and sensor manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Registration No.	Registration Date	Status
(RE)DEFINING AGRICULTURAL DRONE SENSING	US	88 /521832	7/18/2019	6078193	6/16/2020	Registered
ALTUM	US	88 /412439	5/2/2019	6823409	8/23/2022	Registered
ALTUM-PT	US	97 /174411	12/15/2021	6918181	12/6/2022	Registered
	Canada	2198057	6/15/2022	1672211	6/15/2022	Registered
	China		6/15/2022	1672211	6/15/2022	Registered
	European Union		6/15/2022	1672211	6/15/2022	Registered
	Japan		6/15/2022		6/15/2022	Registered
	Mexico		6/15/2022		6/15/2022	Registered
	Madrid Protocol	A0124015	6/15/2022	1672211	6/15/2022	Registered
MICASENSE	US	86 /659942	6/11/2015	4922111	3/22/2016	Registered
REDEDGE	US	88 /749873	1/7/2020	6344611	5/11/2021	Registered
REDEDGE-MX	US	88 /749880	1/7/2020	6359035	5/25/2021	Registered
REDEDGE-P	US	97 /105307	11/2/2021	6917109	12/6/2022	Registered
	Canada	2189471	4/29/2022	1664529	4/29/2022	Registered
EAGLENXT	US	99/385821	9/10/2025			Pending
EAGLENXT Logo	US	99/385846	9/10/2025			Pending

REDEDGE-P	European Union		4/29/2022	1664529	4/29/2022	Registered
	Japan		4/29/2022	1664529	4/29/2022	Registered
	Mexico		4/29/2022	1664529	4/29/2022	Registered
	Madrid Protocol	A0122452	4/29/2022	1664529	4/29/2022	Registered
THE SENSOR THAT DOESN’T COMPROMISE	US	88 /521846	7/18/2019	6062427	5/26/2020	Registered
AGEAGLE	US	90/837274	7/20/2021	6808302	8/2/2022	Registered
	Canada	2068393	12/3/2020			Pending
SENSEFLY, A KAMBILL COMPANY AND DESIGN	India	5249406	12/16/2021	3020013	7/23/2022	Registered
	Australia	1553690	3/13/2013	1156183	3/13/2013	Registered
	Brazil		3/25/2013	840461313	1/12/2016	Registered
	Brazil		3/25/2013	840461305	3/6/2018	Registered
	Canada	1618501	3/15/2013	TMA932233	3/21/2016	Registered
	China		3/13/2013	1156183	3/13/2013	Registered
	European Union		3/13/2013	1156183	3/13/2013	Registered
EBEE	Russia		3/13/2013	1156183	3/13/2013	Registered
	Switzerland	61158/2012	9/18/2012	638841	1/21/2013	Registered
	US	79128567	3/13/2013	4503673	4/1/2014	Registered
	WIPO		3/13/2013	1156183	3/13/2013	Registered
	United Kingdom	UK00801156183	3/13/2013	UK00801156183	9/21/2016	Registered
EXOM	Australia		1/22/2015	1241930	1/22/2015	Registered
	China		1/22/2015	1241930	1/22/2015	Registered
	European Union		1/22/2015	1241930	1/22/2015	Registered
	Russia		1/22/2015	1241930	1/22/2015	Registered
	South Africa	2015/01806	1/23/2015	2015/01806	6/19/2017	Registered
	Switzerland	59684/2014	8/20/2014	663964	9/24/2014	Registered
	WIPO		1/22/2015	1241930	1/22/2015	Registered
SENSEFLY	Australia		11/8/2011	1100123	11/8/2011	Registered
	Brazil		3/4/2016	910715637	4/17/2018	Registered
	Brazil		3/4/2016	910715580	4/17/2018	Registered
	Canada	1769512	2/25/2016	TMA1013787	1/24/2019	Registered
	China		11/8/2011	1100123	11/8/2011	Registered
	European Union		11/8/2011	1100123	11/8/2011	Registered
	Russia		11/8/2011	1100123	11/8/2011	Registered
	Switzerland	62950/2010	5/8/2011	615741	5/26/2011	Registered
	US	79106546	11/8/2011	4166369	7/3/2012	Registered
	South Africa	2016/05251	2/29/2016			Pending
	South Africa	2016/05250	2/29/2016			Pending
	WIPO			1100123	11/8/2011	Registered
	United Kingdom	UK00801322220	9/9/2016	UK00801322220	5/11/2017	Registered
ALBRIS	Australia	1814255	9/9/2016	1322220	9/9/2016	Registered
	China			1322220	9/9/2016	Registered
	European Union			132220	9/9/2016	Registered
ALBRIS	Russia			132220	9/9/2016	Registered
	US	79197603	9/9/2016	5178765	4/11/2017	Registered
	WIPO			132220	9/9/2016	Registered
EBEE TAC	Switzerland	15306/2020	10/29/2020	754619	11/6/2020	Registered
	WIPO		4/21/2021	1615756	4/21/2021	Registered

Patents and Pending Patents
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date	Patent No.	Patent Date
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	NP-Filed	62/160732	5/13/2015
REFLECTANCE PANELS FEATURING MACHINE-READABLE SYMBOL AND METHODS OF USE	US	Granted	15/154719	5/13/2016	20170352110	12/7/2017	10467711	11/5/2019
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	Granted	15/620627	6/12/2017	20170358105	12/14/2017	10518900	12/31/2019
THERMAL CALIBRATION OF AN INFRARED IMAGE SENSOR	US	NP-Filed	62/350116	6/14/2016
MULTI-SENSOR IRRADIANCE ESTIMATION	PCT	Converted	US2017/066524	12/14/2017	WO2018/136175	7/26/2018
MULTI-SENSOR IRRADIANCE ESTIMATION	US	Granted	16/037952	7/17/2018	20180343367	11/29/2018	11290623	3/29/2022
MULTI-SENSOR IRRADIANCE ESTIMATION	China	Pending	202511547456.4	12/14/2017
AERIAL VEHICLE COMPRISING IRRADIANCE SENSOR AND IMAGING DEVICE	Europe	Converted	17892899	12/14/2017	3571480	11/27/2019	3571480	12/11/2024
	Austria
	Belgium
	Switzerland/Lichtenstein
	Germany
	Denmark
	Spain
	Finland
	France
	United Kingdom
	Netherlands
	Norway
	Sweden
MULTI-SENSOR IRRADIANCE ESTIMATION	Japan	Granted	2019-529189	12/14/2017	2020-515809	5/28/2020	7321093	7/27/2023
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	Europe	Published	19892185	12/3/2019	3890466	10/13/2021
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	China	Granted	201980079714.7	12/3/2019	CN113226007A	8/6/2021	ZL201980079714.7	4/14/2023
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Granted	17 /299258	6/2/2021	20220038644	2/3/2022	12028588	7/2/2024
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	PCT	Converted	US2019/064296	12/3/2019	WO2020/117847	6/11/2020
IMAGE SENSOR AND THERMAL CAMERA DEVICE, SYSTEM AND METHOD	US	Granted	18/744539	6/14/2024	250088721	3/13/2025	12279028	4/15/2025
DIFFUSER FOR IRRADIANCE SENSOR INCLUDING DIFFUSER PROTRUDING FROM EXTERIOR SURFACE	US	Granted	17 /720093	4/13/2022	20220333979	10/20/2022	12055434	8/6/2024
DIFFUSER FOR LIGHT SENSOR	US	NP-Filed	63 /174929	4/14/2021
CAMERA	US	Granted	29/691510	5/16/2019			D907099	1/5/2021
CAMERA	US	Granted	29/691512	5/16/2019			D907100	1/5/2021
LIGHT SENSOR	US	Granted	29/691513	5/16/2019			D906845	1/5/2021
LENS HOUSING	US	Granted	29/691516	5/16/2019			D907102	1/5/2021
UNMANNED AERIAL VEHICLE SYSTEM AND METHOD FOR CONTROLLING AN UNMANNED AERIAL VEHICLE	EP	Converted	16719250.9	4/11/2016			3288828	3/7/2018
	Switzerland/Lichtenstein
	Germany
	France
AIRCRAFT WITH DETACHABLE WINGS	Europe	Converted	13763040.6	9/13/2013			2903892	8/12/2015
	France
METHOD OF CAPTURING AERIAL IMAGES OF A GEOGRAPHICAL AREA, METHOD FOR THREE-DIMENSIONAL MAPPING OF A GEOGRAPHICAL AREA AND AIRCRAFT FOR IMPLEMENTING SUCH METHODS	Europe	Converted	18306166.2	9/4/2018			3620852	3/11/2020
	Switzerland/Lichtenstein
	Germany
METHOD AND AIRCRAFT FOR CAPTURING AERIAL IMAGES AND THREE-DIMENSIONAL MAPPING OF A GEOGRAPHICAL AREA	US	Granted	16/559411	9/3/2019	20200077028	3/5/2020	10999517	5/4/2021
METHOD FOR ACQUIRING IMAGES FROM ARBITRARY PERSPECTIVES WITH UAVS EQUIPPED WITH FIXED IMAGERS	Europe	Converted	12728595.5	6/21/2012			2724204	4/30/2014
	Switzerland/Lichtenstein
	Germany
	France
METHOD FOR ACQUIRING IMAGES FROM ARBITRARY PERSPECTIVES WITH UAVS EQUIPPED WITH FIXED IMAGERS	Europe	Converted	19162238	6/21/2012			3540550	11/10/2021
	Switzerland/Lichtenstein
	Germany
	France
METHOD FOR ACQUIRING IMAGES FROM ARBITRARY PERSPECTIVES WITH UAVS EQUIPPED WITH FIXED IMAGERS	United States	Granted	14/233290	1/16/2014	20140192193	7/10/2014	9641810	5/2/2017
DRONE INSPECTION ANALYTICS FOR ASSET DEFECT DETECTION	United States	Granted	16/805138	2/28/2020	20200279367	9/3/2020	11508056	11/22/2022
DRONE	United States	Granted	29/512682	12/22/2014			D741751	10/27/2015

Where You Can Find Additional Information

The Company is subject to the reporting requirements under the Exchange Act. The Company files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and other filings with the SEC. These filings are available free of charge on the Company’s website, www.eaglenxt.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Exchange Act. As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including the exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2022, reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our common stock held by non-affiliates) less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

We have been operating through our wholly-owned subsidiary, AgEagle Aerial, Inc. for over ten years. It was not until 2021 that we acquired the latest go-to-market airframes, sensors and software technologies of our products. As of December 31, 2025, we had an accumulated deficit of approximately $231.2 million which included a net loss of approximately $5.3 million and a net loss of $35.0 million for the years ended December 31, 2025 and 2024, respectively. We are currently still incurring significant net losses as we continue to invest in our business strategy and grow our business as a result, we cannot guarantee that when we expect to generate sufficient cash flows from operations to be adequate to cover our operating business. Moreover, even if we achieve profitability, given the competitive and evolving nature of the industries in which we operate, we may be unable to sustain or increase profitability and failure to do so would adversely affect our business, including our ability to raise additional funds.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts on product and software development. We will require additional funds to support our continued research and development activities, as well as the costs of commercializing, marketing and selling any existing and new products and/or services resulting from those activities. Until such time, that we can generate sufficient revenue and achieve profitability, we will need to meet our future cash needs through equity or debt financing. There can be no assurance that we will be successful in our capital raising efforts.

On June 26, 2022, the Company entered into a Securities Purchase Agreement (the “Series F Agreement”) with Alpha (as defined below). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board” or the “Board of Directors”) designated a new series of Preferred Stock, the Series F 5% Preferred Convertible Stock (“Series F Convertible Preferred”), and authorized the sale and issuance of up to 35,000 shares of Series F Convertible Preferred. On June 5, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), which included Alpha Capital Anstalt (“Alpha”). Pursuant to the terms of the Purchase Agreement, the Company has agreed to issue and sell to Investors (i) 16,720 shares of common stock at $250.00 per share and (ii) warrants to purchase up to 25,080 shares of common stock (the “Warrants”), exercisable at $380.00 per share and raised gross sales proceeds of $4,180,000. The Warrant is for a term of 5.5 years commencing on the closing date but is not exercisable for the first six months after closing. As a result, pursuant to the Purchase Agreement the Company issued 16,720 shares of common stock for proceeds of $3,817,400, net of issuance costs from the offering and warrants to purchase up to 25,080 shares of common stock exercisable at $380.00 per share.

On November 15, 2023, the Company and the Investors entered into an assignment agreement, pursuant to which, among other things, Alpha transferred and assigned to certain Investors (the “Assignees”) the rights and obligations to purchase up to $1,850,000, or 1,850 shares at a price of $1,000 per share, of Series F Convertible Preferred pursuant to the additional investment right provided in the Series F Agreement (the “Assigned Rights”).

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

On February 7, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 450,390 shares of Common Stock at a conversion price of $2.22 and warrants to purchase up to 450,390 shares of Common Stock at an exercise price of $2.22 per share for an aggregate purchase price of $1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On March 17, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 415,420 shares of Common Stock at a conversion price of $1.20 and warrants to purchase up to 415,420 shares of Common Stock at an exercise price of $1.20 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On May 5, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 602,846 shares of Common Stock at a conversion price of $0.83 and warrants to purchase up to 602,846 shares of Common Stock at an exercise price of $0.83 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On June 6, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 418,831 shares of Common Stock at a conversion price of $1.19 and warrants to purchase up to 418,831 shares of Common Stock at an exercise price of $1.19 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On June 9, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 838,364 shares of Common Stock at a conversion price of $1.19 and warrants to purchase up to 838,364 shares of Common Stock at an exercise price of $1.19 per share for an aggregate purchase price of $ 1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On June 17, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 797,067 shares of Common Stock at a conversion price of $1.26 and warrants to purchase up to 797,067 shares of Common Stock at an exercise price of $1.26 per share for an aggregate purchase price of $ 1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 11, 2025, the Company received investor notice from Alpha for the aggregate purchase of 800 shares of Series F Convertible Preferred convertible into 671,818 shares of Common Stock at a conversion price of $1.19 and warrants to purchase up to 671,818 shares of Common Stock at an exercise price of $1.19 per share for an aggregate purchase price of $ 800,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 18, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 714,286 shares of Common Stock at a conversion price of $1.40 and warrants to purchase up to 714,286 shares of Common Stock at an exercise price of $1.40 per share for an aggregate purchase price of $ 1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 21, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 357,143 shares of Common Stock at a conversion price of $1.40 and warrants to purchase up to 357,143 shares of Common Stock at an exercise price of $1.40 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On July 24, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 456,621 shares of Common Stock at a conversion price of $2.19 and warrants to purchase up to 456,621 shares of Common Stock at an exercise price of $2.19 per share for an aggregate purchase price of $ 1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On August 22, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 275,497 shares of Common Stock at a conversion price of $1.82 and warrants to purchase up to 275,497 shares of Common Stock at an exercise price of $1.82 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On September 19, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 272,598 shares of Common Stock at a conversion price of $1.83 and warrants to purchase up to 272,598 shares of Common Stock at an exercise price of $1.832 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On October 3, 2025, the Company received investor notice from Alpha for the aggregate purchase of 2,000 shares of Series F Convertible Preferred convertible into 967,165 shares of Common Stock at a conversion price of $2.07 and warrants to purchase up to 967,165 shares of Common Stock at an exercise price of $2.07 per share for an aggregate purchase price of $ 2,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On October 6, 2025, the Company received investor notice from Alpha for the aggregate purchase of 1,000 shares of Series F Convertible Preferred convertible into 426,857 shares of Common Stock at a conversion price of $2.34 and warrants to purchase up to 426,857 shares of Common Stock at an exercise price of $2.34 per share for an aggregate purchase price of $ 1,000,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On November 24, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 440,645 shares of Common Stock at a conversion price of $1.14 and warrants to purchase up to 440,645 shares of Common Stock at an exercise price of $1.14 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On December 22, 2025, the Company received investor notice from Alpha for the aggregate purchase of 500 shares of Series F Convertible Preferred convertible into 520,021 shares of Common Stock at a conversion price of $0.96 and warrants to purchase up to 520,021 shares of Common Stock at an exercise price of $0.96 per share for an aggregate purchase price of $ 500,000. The Warrants were immediately exercisable upon issuance and have a three-year term.

On November 5, 2025, the Company executed a certificate of designation of preferences, rights and limitations of the Series G Convertible Preferred Stock (the “Certificate of Designation”), designating 100,000 shares of Series G Convertible Preferred Stock ("Series G"), with a par value of $0.001 and a stated value of $1,000.

On November 10, 2025, the Company received investor notice from Alpha for the aggregate purchase of 10,000 shares of Series G Convertible Preferred convertible into 8,130,081 shares of Common Stock at a conversion price of $1.23  for an aggregate purchase price of $ 10,000,000. Also, on this date, the Company received notice from another investor to buy 2,000 shares of Series G Convertible Preferred into 1,626,016 shares of Common Stock at the same conversion price for an aggregate purchase price of $2,000,000.

 In addition to sales of Series F Convertible Preferred Stock and Series G Convertible Preferred in 2025,we believe our current cash balance, and working capital, help to alleviate previous doubt regarding our ability to continue as a going concern. As of  December 31, 2025, our cash balance was expected to be sufficient enough to meet our financial obligations for at least the next twelve months from the date these consolidated financial statements are issued and we believe we have access to sufficient capital to implement our business strategy while meeting our financial obligations under the Purchase Agreement.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

AgEagle’s drone, sensors and software technologies are and will be sold in new and rapidly evolving markets. The commercial UAV industry is in the early stages of customer adoption and the FAA’s definition of regulations relating to the integration of commercial drones into the U.S. National Airspace System is rapidly evolving. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our drone systems and solutions will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

The markets in which we compete are subject to technological changes, introduction of new products, changes in customer demands and evolving industry standards. Our future success will depend upon our ability to keep pace with technological developments and to timely address the increasingly sophisticated needs of our customers by supporting existing and new technologies and by developing and introducing enhancements to our current products and services and new products and services. We may not be successful in developing and marketing enhancements to our products that will respond to technological change, evolving industry standards or customer requirements. In addition, we may experience difficulties internally or in conjunction with key vendors and partners that could delay or prevent the successful development, introduction and sale of such enhancements and such enhancements may not adequately meet the requirements of the market and may not achieve any significant degree of market acceptance. If the release dates of our new products or enhancements are delayed or, if when released, they fail to achieve market acceptance, our business, operating results, and financial condition may be adversely affected.

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

Significant portions of our business are conducted in Europe, Asia, and other international geographies. Interruptions in international relationships such as the exit by the U.K., commonly referred to as “Brexit” from the EU, or the rapidly evolving conflicts between Russia and Ukraine, Israel and Hamas, Isreal, the United States and Iran and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, disruption of our manufacturing or commercial operations, our inability to timely engage with and collect payment from customers in Russia and other affected regions, or otherwise affect our ability to do business. Although these global problems transcend our company and afflict companies across industries and borders, these and similar events could adversely affect us, or our business partners or customers.

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

There has been volatility in financial markets as a result of a number of factors, including, but not limited to, banking instability, global conflict, including the wars in Iran, Ukraine, and the Israel-Hamas war, inflation, changes in interest rates, and volatile markets. There is a risk that as a result of these macroeconomic factors, we could experience declines in all, or in portions of our business. Economic uncertainty may cause some of our current or potential customers to curtail spending in our marketplace and may ultimately result in cost challenges to our operations. Any resulting adverse effects to our customers’ liquidity or financial performance could reduce the demand for our products or affect our allowance for collectability of accounts receivable. These adverse conditions could result in reductions in revenue, increased operating expenses, longer sales cycles, slower adoption of new technologies, and increased competition. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally. If general economic conditions significantly deviate from present levels, our business, financial condition, and operating results could be adversely affected.

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

Our products are subject to export control and import laws, tariffs, and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws, tariffs, and regulations. If we fail to comply with these laws, tariffs, and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, changes in our products or changes in applicable export or import laws, tariffs, and regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws, tariffs, and regulations, or change in the countries, governments, persons, products, or technologies targeted by such laws, tariffs, and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers. Any decreased use of our products or limitations on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	potential stock splits;

●	announcements about us or about our competitors or new product introductions;

●	developments concerning our product manufacturers;

●	the loss or unanticipated underperformance of our global distribution channel;

●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions, including Russia’s invasion of Ukraineand conflicts in the Middle East.

Our Common Stock closed as high as $3.40 and as low as $0.75 per share between January 1, 2025 and December 31, 2025 on NYSE American.

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

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, please see "Cyberattacks and other security breaches of network or information technology security could have an adverse effect on our business" to Item 1A: Risk Factors for further insights into cyber attack-related risks.

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

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. For more information on our cybersecurity-related risks, see “Cyberattacks and other security breaches of network or information technology security could have an adverse effect on our business” in Item 1A Risk Factors of this Annual Report.

Risk Management and Strategy

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests. This cybersecurity policy is designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization.

The Company is in the process of establishing a cybersecurity policy which implements protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own.

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

Cybersecurity threats have not significantly impacted our operations, and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. See “Cyberattacks and other security breaches of network or information technology security could have an adverse effect on our business” in Item 1A, “Risk Factors” for further discussion of cyber attack-related risks.

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

ITEM 2. PROPERTIES

As of December 31, 2025, the Company is a party to the following non-cancellable operating leases for manufacturing facilities and office space:

Location	Purpose	Initial Term (months)	Lease Expiration Date
8201 E. 34th Street North
Suite 1307
Wichita, Kansas	Manufacturing Facility & Corporate Headquarters	36	October 31, 2026
Route de Genève 38
1033 Cheseaux-sur-Lausanne, Switzerland	Distribution & Assembly Facility & Offices	60	April 30, 2028
1300 N. Northlake Way
Seattle, Washington (Subleased)	Offices	60	January 30, 2026

As of December 31, 2025, the Company held properties in Wichita, KS, Lausanne, Switzerland; and Seattle, Washington and represent non-cancellable lease obligations assumed by the Company as a result of its 2021 business acquisitions of senseFly S.A., senseFly Inc., Measure Global Inc., and MicaSense, Inc., respectively. The Company intends to relocate its headquarters to Allen, Texas in 2026.

ITEM 3. LEGAL PROCEEDINGS

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

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as reported by the New York Stock Exchange. The first table represents the price closures for fiscal year 2025, while the second table represents the price closures for fiscal year 2024 prior to the approved reverse stock split as of October 14, 2024 as well as the adjusted 50 for 1 reverse stock split on a historical basis for comparison.

2025	High	Low
First Quarter	$3.40	$1.18
Second Quarter	$1.53	$0.75
Third Quarter	$2.98	$1.08
Fourth Quarter	$2.89	$0.81

	High Pre	High Post	Low Pre	Low Post
2024	Split	Split 50:1	Split	Split 50:1
First Quarter	$2.25	$112.40	$0.68	$34.00
Second Quarter	$0.79	$39.68	$0.49	$24.34
Third Quarter	$0.49	$24.42	$0.09	$4.71
Fourth Quarter	$0.18	$8.94	$0.03	$1.61

As of March 31, 2026, we had approximately 294 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of shares of our Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table sets forth information as of the fiscal year ended December 31, 2025 about our equity compensation plan and arrangements.

Plan Category	Number of shares to be issued upon exercise of outstanding options, and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	52,040	$33.63	8,491
Equity compensation plans not approved by stockholders	—	—	—
	52,040	$33.63	8,491

Recent Sales of Unregistered Securities

As of December 31,2025 there were no sales of unregistered securities.

Issuer Purchases of Securities

There were no repurchases of the Company’s securities during the year ended December 31, 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of the Exchange Act.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report. This discussion contains forward-looking statements. Please see the explanatory note concerning "Cautionary Note Regarding Forward-Looking Statements” in Part I of this Annual Report and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Overview

AgEagle, through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones, sensors and software that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous UAS which drive revenue at the intersection of flight hardware, sensors and software for industries that include agriculture, military/defense, public safety, surveying/mapping and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, earning governmental approvals for its commercial and tactical drones to fly BVLOS and/or OOP in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of War.

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 165 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

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

●

Effectively manage our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing, and potential for generation of returns, and thereby its priority. This process helps us make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to shift our focus on the highest potential growth opportunities.

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

Competitive Strengths

AgEagle believes the following attributes and capabilities provide us with long-term competitive advantages:

●

Proprietary technologies, in-house capabilities and industry experience – We believe our decade of experience in commercial UAS design and engineering; in-house manufacturing, assembly and testing capabilities; and advanced technology development skillset serve to differentiate AgEagle in the marketplace. In fact, approximately 70% of our Company’s global workforce is comprised of engineers and data scientists with deep experience and expertise in robotics, automation, custom manufacturing, and data analytics. In addition, AgEagle is committed to meeting and exceeding quality and safety standards for manufacturing, assembly, design and engineering and testing of drones, drone subcomponents and related drone equipment in our U.S. and Swiss-based manufacturing operations. As a result, our Switzerland-based operations have earned ISO:9001 international certification for our Quality Management System.

●

In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the U.S. Department of War Robotic and Autonomous System-Air Interoperability Profile. In addition, three branches of European military forces accepted delivery of eBee VISION drones in 2023. In support of its sales and pre-order efforts, AgEagle’s team has been engaged in numerous live demonstrations and intensive training sessions with officials from government and military agencies across the world seeking to leverage the power of eBee VISION in their respective drone operations. In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications.

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

●

We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2022, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers across, among others, the surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring industries. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have helped to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

●

AgEagle was awarded MAS contract by the GSA – In April 2023, the centralized procurement arm of the federal government, the GSA, awarded us with a five-year MAS contract. The GSA Schedule Contract is a highly coveted award in the government contracting space and is the result of a rigorous proposal process involving the demonstration of products and services in-demand by government agencies, and the negotiation of their prices, qualifications, terms and conditions. Contractors selling through the GSA Contract are carefully vetted and must have a proven track record in the industry. We believe that this will serve to advance our efforts to achieve deeper penetration of the government sector over the next five years.

●

Our eBee TAC™ UAS has been approved by the Defense Innovation Unit  for procurement by the Department of War – We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company and positively impacting our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System. Tough Stump technologies is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

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

●

Our eBee X series of drones are the world’s first UAS in its class to receive design verification for BVLOS and OOP from EASA. The EASA design verification report demonstrates that the eBee X meets the highest possible quality and ground risk safety standards and, thanks to its lightweight design, effects of ground impact are reduced. As such, drone operators conducting advanced drone operations in 27 European Member States, Iceland, Liechtenstein, Norway, and Switzerland can obtain the HIGH or MEDIUM robustness levels of the M2 mitigation without additional verification from EASA.Regulatory constraints relating to limitations of BVLOS and OOP have continued to be a gating factor to widespread adoption of commercial drone technologies across a wide range of industry sectors worldwide. Being the first company to receive this DVR from EASA for M2 mitigation is a milestone for AgEagle and our industry in the European Union and will be key to fueling growth of our international customer base.

In August 2022, we announced that the eBee X, and eBee AG were the first commercial drones to be designated with the C2 class identification label in accordance with EASA regulations. As of August 22, 2022, drone operators flying C2 labeled eBees are able to conduct missions in the “Open Category” with all the advantages that this entails. The C2 certification allows the eBee X series, with correct labelling, to fly at a horizontal distance of 30 meters from uninvolved people. By contrast, heavy drones like VTOLs or quadcopters must maintain a distance of 150 meters from people and any residential, commercial, industrial and recreational areas, limiting their operational capabilities to remote zones.

In early October 2023, the eBee X series of drones were designated with the C6 class identification label in accordance with European Union regulations. As of January 1, 2024, drone operators of C6-labeled eBees will be able to conduct BVLOS operations with airspace observers over a controlled ground area in a sparsely populated environment throughout Europe. Operators simply need to submit a required declaration with their applicable National Aviation Authority indicating whether they intend to fly missions in accordance with the European Standard Scenario- (“STS-”) 01 or STS-02. The inclusion of the C6 marking alongside our C2-labeled eBee drones will significantly enhance the market advantages for our European customers. It grants access to areas and operational modes restricted to drones weighing over 4 kg, all without the requirement for formal permissions or regulatory waivers. Currently, only eBee drones possess both the C2 and C6 marking, helping to affirm their status as the safest choice for flying over people and conducting BVLOS operations.

●

Our global reseller network currently has more than 165 drone solutions providers in 80+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 acquisitions, we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

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

As of December 31, 2025 our goodwill balance was fully impaired compared to the December 31, 2024 balance of $4.5 million, after goodwill impairment charges recognized during the years ended December 31, 2025 and 2024 of $4.5 million and $2.9 million, respectively. We perform an annual impairment test of our goodwill at least annually in the fourth quarter or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, and reorganizations of our business. Our goodwill has been allocated to and is tested for impairment at a level referred to as the business segment. The level at which we test goodwill for impairment requires us to determine whether the operations below the business segment constitute a self-sustaining business for which discrete financial information is available, and segment management regularly reviews the operating results which is referred to as a reporting unit.

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

As of December 31, 2025, we performed our annual goodwill impairment tests for our Sensor reporting unit. The results of our annual impairment test indicated that the fair value of the sensors reporting unit was less than their carrying amount, indicating an impairment. As of December 31, 2025, the Company recorded an aggregate goodwill impairment charge of $4.5 million. This impairment charge is based on the excess carrying value of the reporting unit over its fair value which resulted in a full impairment charge of the goodwill balance.

As of December 31, 2024, we performed our annual goodwill impairment tests for our three reporting units. The results of our annual impairment test indicated that the fair value of the sensors reporting unit and the fair value of the SaaS reporting units were less than their carrying amount, indicating an impairment. As of December 31, 2024, the Company recorded an aggregate goodwill impairment charge of $2.9 million on the two impaired reporting units. This impairment charge is based on the excess carrying value of the reporting units over their fair values.

Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to ten years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group is compared to the asset group’s carrying value. If the asset group’s carrying amount exceeds the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss in net earnings. The intangible assets related to the historical acquisitions were fully impaired as of December 31, 2025, leaving a balance of $56,850 for internal use software, compared to the balance of $2.0 million as of December 31,2024.

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

Results of Operations

Year Ended December 31, 2025 as Compared to Year Ended December 31, 2024

Revenues

For the year ended December 31, 2025, revenues were $12.8 million as compared to $13.4 million during the year ended December 31, 2024, a decrease of $0.6 million, or 4.3%. The decline in revenues is mainly due to the RedEdge-P and Altum-PT™ panchromatic sensors of $1.7 million, $0.3 million of our SaaS subscription services related to our HempOverview and Ground Control platforms, offsetting with the increase of the eBee drone products of $1.6 million. For the sensors, the declines are attributed to staffing challenges and rebuilding a best in class sales team along with delayed R&D activity which impeded our ability to market new versions of our sensors.

Cost of Sales

For the year ended December 31, 2025, cost of sales was $6.2 million as compared to $7.1 million during 2024, a decrease of $0.9 million, or 13.1%. The primary factors contributing to the decrease in our cost of sales and the increase gross profit margin were due to better inventory management sourcing and having a full year of automated processes in the new bill of material system.

Gross Profit

For the year ended December 31, 2025, gross profit was $6.6 million as compared to $6.3 million for the year ended December 31, 2024, an increase of $0.4 million or 5.6%. For the year ended December 31, 2025, gross profit margin was 51.8% as compared to 47.0% for the year ended December 31, 2024. The increase in gross profit margin was a result of cost of sales decreasing, during 2025 resale agreements were renegotiated to limit discounts on product sales and encourage resellers to achieve hit certain sales targets to achieve larger discounts. During the 2025 calendar year pricing of products stabilized increasing gross profit.

General and Administrative Expenses

For the year ended December 31, 2025, general and administrative expenses were $9.0 million as compared to $9.6 million for the prior year ended December 31, 2024, resulting in a decrease of $0.6 million, or 6.4%. The decrease was driven by reductions in legal fees, consulting fees, stock compensation costs and the decrease in shareholder special meeting costs.

Research and Development

For the year ended December 31, 2025, research and development expenses were $3.6 million as compared to $4.0 million for the year ended December 31, 2024, a decrease of $0.4 million or 9.0%. The decrease was primarily due to the reduction of staff related to the Measure business unit that ceased operations in December 2024.

Sales and Marketing

For the year ended December 31, 2025, sales and marketing expenses were $3.1 million as compared to $2.4 million for the year ended December 31, 2024, an increase of $0.6 million, or 25.5%. The increase was primarily due to increased in headcount, travel, tradeshows, general marketing activities, along with in-person demos, particularly for the eBee VISON.

Impairment

Goodwill Impairment

For the year ended December 31, 2025, goodwill impairment was $4.5 million. The impairment was attributable to the goodwill related to our sensor reporting unit, specifically due to lower sales compared to forecasted sales along with the declining market conditions. The goodwill on the sensor's reporting unit was deemed fully impaired. For the year ending December 31, 2024, the Company recorded a partial goodwill impairment of $2.9 million. The impairment was attributable to the goodwill related to our sensor reporting unit, specifically due to lower sales compared to forecasted sales along with the declining market conditions.

Intangible Impairment

The annual intangible impairment conducted during the fourth quarter of 2025 indicated an impairment of $1.3 million related to the sensor reporting unit. Accordingly, the Company recorded a full impairment charge to sensor units of $1.3 million, which is included in “Impairment” on the accompanying consolidated statements of operations and comprehensive loss.

The goodwill and intangible impairment recorded on the sensor reporting unit resulted in a full impairment charges. As of December 31, 2025, the carrying value of goodwill and intangible assets, after the impairment charges, is zero for the sensor's reporting unit.

Other Income (Expenses), net

For the year ended December 31, 2025, other income, net for the Company reported a gain of $9.5 million as compared to a loss of  $22.4 million for the year ended December 31, 2024. The fluctuation of $31.9 million was primarily due to the 2024 $15.3 million on loss on equity financing, $1.6 million of loss on debt extinguishment, and $8.4 million interest on promissory note, offset by the 2024 $3.1 million gain and the 2025 gain of $8.6 million on change in fair value of warrant liabilities.

Net Loss

For the year ended December 31, 2025, the Company incurred a net loss of $5.3 million as compared to a net loss of $35.0 million for the year ended December 31, 2024, a decrease in loss of $29.8 million or 84.9%. Overall, the net loss decrease is primarily a result of a $15.3 million loss on equity financing that was not recorded in 2025 along with 2025 gain on fair value or warrant liabilities of $8.6 million.  The Company also incurred impairment of goodwill and intangible assets of $5.8 million related to the sensor reporting until offset by $1.4 million credit for the employee retention credit.

Cash Flows

For the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

As of December 31, 2025, cash on hand was $29.9 million, an increase of $26.2 million or 726.2%, as compared to $3.6 million as of December 31, 2024. For the year ended December 31, 2025, cash used in operations was $9.9 million, an increase of $3.3 million, as compared to $6.6 million for the year ended December 31, 2024. The increase in cash used in operating activities was driven by $8.6 million warrant liability change offset by $5.8 million impairment expense and paydown of accounts payable of $1.3 million.

For the year ended December 31, 2025, cash used in investing activities was $0.1 million, as compared to $0.1 million for the year ended December 31, 2024. These costs are related to property and equipment.

For the year ended December 31, 2025, cash provided by financing activities was $36.2 million an increase of $26.7 million, or 279.4% as compared to cash provided of $9.5 million for the year ended December 31, 2024. The increase in cash provided by our financing activities was due to exercise of Series B Warrants, sale and conversion of warrants issued with Series F Convertible Preferred shares, sale of Series F Preferred stock, and the sale of Series G Preferred stock.

Liquidity and Capital Resources

As of December 31, 2025, we had a working capital of $34.5 million. For the year ended December 31, 2025, we incurred a loss from operations of $14.8 million, a increase of $2.2 million, as compared to $12.6 million for the year ended December 31, 2024. Further, we utilized our cash in our operating activities of $9.9 million, an increase of $3.3 million as compared to $6.6 million for the year ended December 31, 2024.

During the year ended December 31, 2025, we raised $36.8 million in equity from the additional sale of Series F and Series G Preferred Stock, and for the conversion of warrants of Series B and Series F.

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

In addition to sales of Series F Preferred and Series F Preferred in 2025, we believe our current cash balance, and working capital, help alleviate previous doubt regarding our ability to continue as a going concern. As of December 31, 2025, our cash balance was sufficient enough to meet our financial obligations for at least the next twelve months from the date the consolidated financial statements are issued, and we believe we have access to sufficient capital to implement our business strategy while meeting our financial obligations under the Purchase Agreement.

Off-Balance Sheet Arrangements

On December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of principal and interest payments for loans made under the COVID program in Switzerland, defined benefit plan obligations, principal and interest payments for operating leases and other purchase obligations. See Notes 6, 10, 12 and 13 to the consolidated financial statements for amounts outstanding as of December 31, 2025, for these contractual obligations.

Inflation

During the year ended December 31, 2025, inflation has had a negative impact on the uncrewed aerial vehicle systems industry, our customers, and our business globally. Specifically, our ability to access components and parts needed in order to manufacture our proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of the third-parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting its ability to manufacture and assemble products. In addition, the eventual implications of higher government deficits and debt, tighter monetary policies and potentially higher, long-term interest rates may drive a higher cost of raising capital in the future.

Environmental Regulations

AgEagle is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to the Earth’s climate, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations historically, it is reasonably possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, or if new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

Recent Events

On March 4, 2026, the Company entered into a private placement subscription (the “Aerodrome Agreement”) with Aerodrome Group Ltd. (“Aerodrome”). Pursuant to the Aerodrome Agreement, the Company purchased 11,523,750 ordinary shares of Aerodrome at a price of 0.80 new Israeli shekels (“NIS”) per share for an aggregate of 9,219,000 NIS. The Aerodrome Agreement also outlined the framework for the creation of a joint venture between EagleNXT and Aerodrome that would distribute advanced autonomous uncrewed systems in the United States and Canada. The formation of the joint venture is subject to the execution of mutually acceptable definitive documents setting forth the terms and conditions governing the joint venture and applicable regulatory approvals. The Aerodrome Agreement is subject to customary closing conditions.

[1] Note to AgEagle: Language duplicated from the Business section.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-50, which appear at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025, and concluded that the Company’s disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting were effective as of December 31, 2025, based on these criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report.

Material Weakness over Financial Reporting

During the preparation of our interim condensed consolidated financial statements for the period ended September 30, 2024, management identified a material weakness in our internal controls related to the computation of net loss attributable to common stockholders resulting in an understatement of loss per share (“EPS”) as presented on our consolidated statements of operations and comprehensive income loss. In addition to the EPS computation error, accrued dividends and deemed dividends were included as a component of other comprehensive loss instead of being included in net loss attributable to common stockholders.

We have amended the 2024 filings impacted by this identified error. The Company has also engaged an external consultant with technical accounting expertise to assist the Company with the technical documentation and accounting for significant and unusual transactions.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Plan

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of  December 31, 2025 (our “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in the sections entitled “Compensation Discussion and Analysis” and “Executive Officers” in our Proxy Statement and is incorporated in this Annual Report by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed on August 14, 2008)
3.2

Certificate of Designation to Articles of Incorporation as filed with the Nevada Secretary of State on May 29, 2014 (incorporated by reference to Exhibit 3.2 of the Annual Report Form 10-K filed on April 4, 2023)

3.3	Certificate of Designation of Articles of Incorporation (incorporated by reference as Exhibit 3.3 on Annual Report Form 10-K filed on April 4, 2023)
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report Form 8-K filed on March 11, 2015)

3.5

Certificate of Designation of Series C Preferred Stock filed with the Nevada Secretary of State on April 27, 2017 (incorporated herein of reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 28, 2017)

3.6	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed on March 29, 2018)
3.7	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 6, 2011)
3.8

Amendment to Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on March 29, 2018)

3.9

Amendment to Certificate of Designation of Preferences, Rights and Limitations of the 10% Series A Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.2 of the Current Report the Form 8-K filed on March 29, 2018)

3.10

Certificate of Amendment to the Articles of Incorporation of Energex Resources, Inc. to change the company’s name (incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed on March 29, 2018)

3.11

Certificate of Amendment to the Articles of Incorporation of EnerJex Resources, Inc. to effect a 1-for-25 reverse stock split (incorporated by reference to Exhibit 3.5 of the Current Report Form 8-K filed on March 29, 2018)

3.12

Articles of Merger, dated March 26, 2018, by and between AgEagle Aerial Systems, Inc. and AgEagle Merger Sub, Inc. (incorporated by reference from Exhibit 3.6 of the Current Report Form 8-K filed on March 29, 2018)

3.13	Second Amended and Restated Bylaws of AgEagle Aerial Systems, Inc., as currently in effect (incorporated by reference from Exhibit 3.1 of the Current Report Form 8-K filed on January 25, 2023)
3.14

Certificate of Designation of Series D 8% Preferred Stock filed with the Nevada Secretary of State on December 26, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-K filed on April 4, 2023)

3.15

Certificate of Designation for the Series E Convertible Preferred Stock filed with the Nevada Secretary of State on April 2, 2020 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on April 8, 2020)

3.16

Certificate of Designation for the Series F 5% Convertible Preferred Stock filed with the Nevada Secretary of State on June 29, 2022 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 30, 2022)

3.17	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on February 9, 2024)
3.18

Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of Nevada on December 20, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on December 20, 2024)

3.19	Certificate of Change, as filed with the Secretary of State of Nevada on October 4, 2024 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on October 15, 2024)
3.20	Certificate of Designation of Series G Convertible Preferred Stock filed with the Nevada Secretary of State on November 7, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed on November 10, 2025)
4.1	Description of Registrant's Securities
4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 30, 2022)
4.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 14, 2023)
4.4	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 6, 2023)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on November 16, 2023)
4.6	Form of Placement Agent Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on November 16, 2023)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K Filed on June 5, 2024)
4.8	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on October 2, 2024)
4.9	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 on the Current Report on Form 8-K filed on October 2, 2024)
4.10	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed on October 2, 2024)

4.11	Amendment to Series B Common Stock Purchase Warrant and Exchange Agreement, dated April 2, 2025 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 4, 2025).
10.1+	2017 Equity Incentive Plan of the Registrant (incorporated by reference to the Registration Statement on Form S-1 (File. No. 333-226324) originally filed on July 24, 2018)
10.2

Lease Agreement, dated August 3, 2020, by and among AgEagle Aerial Systems Inc. and U.S. Business Centers, L.L.C. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on August 7, 2020)

10.3	Securities Purchase Agreement, dated June 5, 2023 (incorporated by reference to Exhibit 10.2 on the Current Report on Form 8-K filed June 6, 2023).
10.4	Warrant Exchange Agreement dated September 15, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 15, 2023)
10.5	Form of Assignment, Waiver and Amendment Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on November 16, 2023)
10.6	Form of Securities Purchase Agreement, dated November 15, 2023 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 16, 2023)
10.7	Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on January 30, 2024)
10.8	Series F Amendment Agreement dated February 8, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2024)
10.9	Securities Exchange Agreement dated February 8, 2024 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2024)
10.10	Convertible Promissory Note dated February 8, 2024 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2024)
10.11	Form of Warrant Exercise Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 7, 2024)
10.12	Securities Purchase Agreement, dated June 26, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2022)

10.13	Consulting Agreement, dated November 14, 2024, by and between the Company and Adrienne Anderson (incorporated by reference to Exhibit 99.1 of the current Report on Form 8-K filed on November 18, 2024)
10.14

SPA Amendment Agreement, dated July 25, 2024, by and between AgEagle Aerial Systems, Inc., and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 25, 2024)

10.15

Note Amendment Agreement, dated July 25, 2024, by and between AgEagle Aerial Systems, Inc., and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 25, 2024)

10.16	Agreement for the Future Purchase and Sale of Future Receipts, dated June 21, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 26, 2024).
10.17

Form of Assignment, Waiver and Amendment Agreement, dated May 31, 2024, by and between AgEagle Aerial Systems Inc. and Alpha Capital Anstalt and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 5, 2024).

10.18

Executive Employment Agreement, dated April 15, 2024 between AgEagle Aerial Systems, Inc. and William Irby (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 18, 2024).

10.19

Series F SPA Amendment Agreement, dated February 8, 2024, by and between AgEagle Aerial Systems, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 8, 2024).

10.20

Securities Exchange Agreement, dated February 8, 2024, by and between AgEagle Aerial Systems, Inc. and the Holders set forth on the signature page thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 8, 2024).

10.21	Convertible Note, dated January 8, 2024, issued by AgEagle Aerial Systems Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 8, 2024).
10.22

Omnibus Agreement, dated September 30, 2024, by and between AgEagle Aerial Systems, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 2, 2024).

10.23	Funding Agreement, dated February 7, 2025 by and between AgEagle Aerial Systems Inc., and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-k filed on February 10,2025).
10.24	Executive Employment Agreement, Dated April 14,2025, by and between AgEagle Aerial Systems Inc. and Alison Burgett (incorporated b reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 16, 2025).
10.25	Form of Securities Purchase Agreement, dated November 5, 2025, by and between AgEagle Aerial Systems Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Current Report on the Form 8-K filed on November 6, 2025).
14.1

Code of Ethics of the Registrant Applicable To Directors, Officers And Employees (incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-226324) originally filed on July 24, 2018).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the annual report on Form 10-K filed on March 31,2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on March 31,2025).
23.1	Consent of WithumSmith+Brown an independent registered public accounting firm
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: March 31, 2026	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: March 31, 2026	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	March 31, 2026
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	March 31, 2026
Alison Burgett	(Principal Financial and Accounting Officer)
March 31, 2026
/s/ Grant Begley	Director
Grant Begley

/s/ Brent Klavon	Director	March 31, 2026
Brent Klavon

/s/ Kevin Lowdermilk	Director	March 31, 2026
Kevin Lowdermilk

/s/ L B Day	Director	March 31, 2026
L B Day

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AgEagle Aerial Systems Inc. and Subsidiaries (the Company) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Liability Classified Derivative Financial Instruments

As described in Note 2, Note 8, Note 9, and Note 11 to the financial statements, the Company accounts for its derivative financial instruments, which include Series A warrants and Series B warrants, based on an assessment of the instruments’ specific terms and the applicable accounting standards. The derivative financial instruments, classified as liabilities, are stated at fair value at each reporting period with the change in fair value recorded in the statement of operations. The fair value of the Series A warrants on the date of issuance and at year end as of December 31, 2025 were estimated using a Black Scholes model. During 2025, the contractual terms of the Series B were amended resulting in the Series B being reclassified to stockholders' equity (deficit) (see Note 8). As of December 31, 2025, the fair value of Series A warrants was approximately $50.0 thousand, resulting in approximately $8.5 million of gain related to the change in fair value for the year ended December 31, 2025.

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

●

Utilizing professionals with specialized skills and knowledge to assist in (i) evaluating management methodology to determine fair value (ii) testing the mathematical accuracy of the models; and (iii) evaluating the reasonableness of the significant assumptions related to implied volatility.

●	Testing the completeness and accuracy of the underlying data utilized by management in the models.

Accounting for Down Round Triggers and Deemed Dividends

As described in Note 9 to the financial statements, the Company has equity-linked instruments that include down round provisions in which the conversion or exercise price is adjusted down upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the conversion or exercise price of the equity-linked instrument. Upon a down round provision being triggered, the Company will compute the incremental value provided to the holder of the equity instrument for the reduction in the conversion or exercise price using a Black Scholes model. The Company determines the incremental value by computing the fair value of the equity-linked instrument prior to and after the down round provision trigger. During the year ended December 31, 2025, there were six down round triggers that occurred which resulted in deemed dividends totaling approximately $7.6 million.

The principal considerations for our determination that performing procedures relating to the accounting for down round triggers and deemed dividends as a critical audit matter are: (i) the significant judgment by management when determining the valuation method; (ii) management’s significant assumptions related to the implied volatility used in the Black Scholes model; (iii) the high degree of auditor effort used in performing procedures and evaluating audit evidence related to the accounting for the down round triggers and the deemed dividends, and (iv) the audit effort involved in the use of professionals with specialized skill and knowledge.

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

●

Utilizing professionals with specialized skills and knowledge to assist in (i) evaluating management methodology to determine fair value (ii) testing the mathematical accuracy of the models; and (iii) evaluating the reasonableness of the significant assumptions related to implied volatility.

●	Testing the completeness and accuracy of the underlying data utilized by management in the models.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2025.

Glastonbury, Connecticut

March 31, 2026

PCAOB ID Number 606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AgEagle Aerial Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AgEagle Aerial Systems, Inc. and subsidiaries, (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and comprehensive loss and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WithumSmith+Brown, PC

We served as the Company’s auditor from 2020 to July 2025

Orlando, Florida

March 31, 2025

PCAOB ID Number 100

AGEAGLE AERIAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$29,858,655	$3,613,996
Accounts receivable, net	3,448,909	1,432,470
Inventories, net	5,662,384	5,475,857
Prepaid and other current assets	556,655	425,182
Total current assets	39,526,603	10,947,505

Property and equipment, net	331,818	455,592
Right-of-use assets	1,869,589	2,511,572
Intangible assets, net	56,850	1,956,304
Goodwill	—	4,459,644
Other assets	444,481	250,937
Total assets	$42,229,341	$20,581,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,610,229	$2,786,492
Accrued liabilities	2,300,684	2,360,775
Convertible note	—	1,333,333
Other short-term loan	—	99,735
Contract liabilities	127,874	148,054
Current portion of lease liabilities	849,599	921,038
Current portion of COVID loan	104,787	237,464
Total current liabilities	4,993,173	7,886,891

Long-term portion of lease liabilities	1,024,878	1,646,878
Long-term portion of COVID loan	209,563	274,389
Warrant liabilities	50,000	16,400,000
Defined benefit plan obligation	215,021	115,355
Total liabilities	6,492,635	26,323,513

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 4,122 shares issued and outstanding as of December 31, 2025, and 5,935 shares issued and outstanding as of December 31, 2024	4	6
Preferred Stock, Series G Convertible, $0.001 par value, 100,000 shares authorized, 6,190 shares issued and outstanding as of December 31, 2025, and 0 shares issued and outstanding as of December 31, 2024	6	—
Common Stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2025 and December 31,2024, respectively, 43,613,800 and 9,661,664 shares issued and outstanding as of December 31, 2025 and 2024 respectively	43,614	9,662
Additional paid-in capital	266,736,538	212,715,967
Accumulated deficit	(231,234,641)	(218,381,218)
Accumulated other comprehensive income (loss)	191,185	(86,376)
Total stockholders’ equity (deficit)	35,736,706	(5,741,959)
Total liabilities and stockholders’ equity (deficit)	$42,229,341	$20,581,554

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
Revenues	$12,811,082	$13,392,777
Cost of sales	6,171,168	7,104,141
Gross profit	6,639,914	6,288,636

Operating expenses:
General and administrative	8,914,384	9,580,137
Research and development	3,612,211	3,969,517
Sales and marketing	3,051,104	2,431,351
Impairment charge	5,792,932	2,943,000
Total operating expenses	21,370,631	18,924,005
Loss from operations	(14,730,717)	(12,635,369)

Other income (expense):
Interest expense	(9,593)	(8,387,794)
Loss on debt extinguishment	(125,242)	(1,572,512)
Loss on equity financing	—	(15,305,761)
Gain on change in fair value of warrant liabilities	8,584,000	3,094,000
Gain (loss) on disposal of fixed assets	(1,385)	13,522
Other income (expense), net	1,003,220	(247,759)
Total other income (expense), net	9,451,000	(22,406,304)
Net loss before provision for income taxes	(5,279,717)	(35,041,673)
Provision for income taxes	—	—
Net loss	(5,279,717)	(35,041,673)
Accrued dividends on Series F Preferred Stock	(201,867)	(234,439)
Deemed dividends on Series F and G Preferred Stock and Warrants	(7,573,706)	(17,756,454)
Net loss attributable to common stockholders	$(13,055,290)	$(53,032,566)

Net loss per common share - Basic and Diluted	$(0.52)	$(46.24)

Weighted average number of shares outstanding during the period — Basic and Diluted	25,052,955	1,146,981

Comprehensive loss:
Net loss	$(5,279,717)	$(35,041,673)
Amortization of unrecognized periodic pension costs	16,012	10,246
Foreign currency cumulative translation adjustment	261,549	(202,925)
Total comprehensive loss, net of tax	$(5,002,156)	$(35,234,352)

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2025 and 2024

	Par $0.001 Preferred Stock, Series F Convertible Shares	Preferred Stock, Series F Convertible Amount	Par $0.001 Preferred Stock, Series G Convertible Shares	Preferred Stock, Series G Convertible Amount	Par $0.001 Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2023	6,075	$6	—	$—	140,521	$141	$176,174,197	$106,303	$(165,583,091)	$10,697,556
Fractional effect on existing shares due to Reverse Split on October 14, 2024	—	—	—	—	321	—	—	—	—	—
Issuance of Series F Preferred Stock and warrants, net of issuance costs	6,350	6	—	—	—	—	4,774,994	—	—	4,775,000
Conversion of Preferred Stock, Series F Convertible shares to Common Stock	(6,490)	(6)	—	—	200,645	201	(195)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	—	—	1,597	2	99,998	—	—	100,000
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(234,439)	—	—	(234,439)
Exercise of warrants issued with Series F	—	—	—	—	16,590	17	497,684	—	—	497,701
Stock-based compensation expense	—	—	—	—	—	—	80,606	—	—	80,606
Issuance of Restricted Common Stock	—	—	—	—	688	—	—	—	—	—
Reduction of Conversion Price on Convertible Note	—	—	—	—	—	—	6,351,221	—	—	6,351,221
Debt Extinguishment on Modification of Convertible Note	—	—	—	—	—	—	1,572,512	—	—	1,572,512
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	17,756,454	—	(17,756,454)	—
Sale of Common Stock and warrant liabilities, net of issuance costs	—	—	—	—	538,000	538	(538)	—	—	—
Legal fees incurred on financing activities	—	—	—	—	—	—	(615,082)	—	—	(615,082)
Alternate Cashless Exercise of Series A Warrants	—	—	—	—	6,309,074	6,309	(6,309)	—	—	—
Exercise of Series B Warrants	—	—	—	—	2,454,228	2,454	4,764,864	—	—	4,767,318
Issuance Cost on Series F as consideration for Omnibus Agreement	—	—	—	—	—	—	1,500,000	—	—	1,500,000
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	10,246	—	10,246
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(202,925)	—	(202,925)
Net loss	—	—	—	—	—	—	—	—	(35,041,673)	(35,041,673)
Balance as of December 31, 2024	5,935	$6	—	$—	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Series F Preferred Stock and warrants	12,800	13	—	—	—	—	12,799,987	—	—	12,800,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(14,613)	(15)	—	—	13,089,255	13,089	(13,074)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	—	—	88,908	89	(89)	—	—	—
Conversion of Convertible Note principal and accrued interest to Common Stock	—	—	—	—	1,490,495	1,490	1,424,116	—	—	1,425,606
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(201,867)	—	—	(201,867)
Exercise of Series F Warrants	—	—	—	—	3,982,918	3,983	4,220,336	—	—	4,224,319
Issuance of Series G Preferred Stock , net of issuance costs	—	—	12,000	12	—	—	11,507,338	—	—	11,507,350
Conversion of Preferred Stock, Series G Convertible to shares of Common Stock	—	—	(5,810)	(6)	4,912,784	4,913	(4,907)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	417,747	—	—	417,747
Issuance of Restricted Common Stock	—	—	—	—	235,147	235	(235)	—	—	—
Debt Extinguishment on Modification of Convertible Note	—	—	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity (deficit)	—	—	—	—	—	—	7,766,000	—	—	7,766,000
Deemed dividends on Series F and G Preferred Stock and Series F Warrants	—	—	—	—	—	—	7,573,706	—	(7,573,706)	—
Alternate Cashless Exercise of Series A Warrants	—	—	—	—	63,017	63	(63)	—	—	—
Exercise of Series B Warrants	—	—	—	—	10,089,612	10,090	8,656,912	—	—	8,667,002
Legal fees incurred on financing activities	—	—	—	—	—	—	(250,578)	—	—	(250,578)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	16,012	—	16,012
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	261,549	—	261,549
Net loss	—	—	—	—	—	—	—	—	(5,279,717)	(5,279,717)
Balance as of December 31, 2025	4,122	$4	6,190	$6	43,613,800	$43,614	$266,736,538	$191,185	$(231,234,641)	$35,736,706

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,279,717)	$(35,041,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill and Intangible impairment	5,792,932	2,943,000
Stock-based compensation	417,747	80,606
Depreciation and amortization	809,731	1,076,081
Defined benefit plan obligation and other	(82,877)	(88,777)
Loss (gain) on disposal of property and equipment	1,385	(13,522)
Interest added to convertible note payable	—	1,164,590
Interest expense for reduction in convertible note conversion price	—	6,351,221
Amortization of debt discount and warrant modification	35,265	1,116,735
Loss on equity financing	—	15,305,761
Gain on change in fair value of warrant liabilities	(8,584,000)	(3,094,000)
Loss on debt extinguishment	125,242	1,572,512
Changes in assets and liabilities:
Accounts receivable	(1,834,573)	593,038
Inventories	(160,734)	1,248,186
Prepaid expenses and other current assets	286,520	199,652
Accounts payable	(1,327,451)	(281,367)
Accrued liabilities and other liabilities	(45,729)	185,000
Contract liabilities	(112,274)	(74,215)
Other	—	185,000
Net cash used in operating activities	(9,958,533)	(6,572,172)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(74,658)	(49,485)
Proceeds from the sale of property and equipment	—	27,510
Capitalization of internal-use software costs	—	(72,102)
Net cash used in investing activities	(74,658)	(94,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Common Stock and warrant liabilities	—	5,688,239
Proceeds from exercise of Series B warrants	8,317,002	4,767,318
Proceeds from the sale of Series F preferred stock and warrants	12,800,000	4,775,000
Proceeds from the exercise of Series F warrants	4,224,319	—
Proceeds from the sale of Series G preferred stock, net of issuance costs	11,507,350	—
Repayments on COVID loans	(258,118)	(318,793)
Payments on convertible note	—	(4,235,757)
Conversion of warrants issued with Series F shares	—	497,701
Repayments on other short-term loan	(135,000)	(1,017,000)
Issuance costs for sale of Series F preferred stock and warrants	(250,578)	(615,082)
Net cash provided by financing activities	36,204,975	9,541,626

Effects of foreign exchange rates on cash flows	72,875	(80,405)

Net change in cash	26,244,659	2,794,972
Cash at beginning of year	3,613,996	819,024
Cash at end of year	$29,858,655	$3,613,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$35,265	$2,281,325
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	$13,089	$201
Conversion of Preferred Stock Series G to Common Stock	$4,913	$—
Series F Warrants exchanged for shares of Common Stock	$89	$—
Issuance of vested restricted Common Stock	$235	$—
Amended Series B warrants reclassified to stockholders' equity (deficit)	$7,766,000	$—
Conversion of Convertible Note and accrued interest to shares of Common Stock	$1,425,606	$100,000
Accrued dividends on Series F Preferred Stock	$201,867	$234,439
Deemed dividends on Series F and G Preferred Stock, Series B and F Warrants and warrant exchange	$7,573,706	$17,756,454
Accrued expense settled with Series B Warrant exercise	$350,000	$—
Alternate cashless exercise of Series A Warrants	$—	$6,309

See Accompanying Notes to Consolidated Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 165 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing, and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level.

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

In April 2021, AgEagle acquired Measure Global, Inc. (“Measure”). Founded in 2020, Measure served a world class customer base, Measure enables its customers to realize the transformative benefits of drone technology through its Ground Control solution. Offered as Software-as-a-Service (“SaaS”), Ground Control is a cloud-based, plug-and-play operating system that empowers pilots and large enterprises with everything they need to operate drone fleets, fly autonomously, collaborate globally, visualize data, and integrate with existing business systems and processes. In 2024, we made the strategic decision to not renew any SaaS subscriptions. As of December 31, 2024, Measure no longer had operations. We do not anticipate this decision to have a significant effect on the Company’s consolidated financial position or financial results. In 2025, we sold the Measure domain name with a net book value of zero and received cash proceeds of $250,000 which has been included in other income on the accompanying statements of operations and comprehensive loss.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On October 3, 2024, the Board approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every fifty (50) shares of common stock (the “Reverse Stock Split”). The Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate the Reverse Stock Split. The Reverse Stock Split was effective on October 14, 2024. All share and per share amounts have been adjusted for the effect of the Reverse Stock Split.

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

The consolidated financial statements include the accounts of AgEagle and its wholly owned subsidiaries, AgEagle Aerial, Inc., Measure (currently inactive) and senseFly. All significant intercompany balances and transactions have been eliminated in consolidation. As of January 1, 2023, MicaSense ceased to exist as a standalone entity and was merged into AgEagle Aerial Systems, Inc. (AgEagle).

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions the Company has sustained continued operating losses. During the year ended December 31, 2025, the Company generated a net loss of $5.3 million and used cash in operating activities of $10.0 million. As of December 31, 2025, the Company has working capital of $34.5 million, accumulated deficit of $(231,234,641), cash balance of $29,858,655. During the year ended  December 31, 2025 Company received cash proceeds from financing activities of $36,204,975 primarily from the sale of Series F and G preferred stock and the exercise of warrants.  We believe our current cash balance, working capital help alleviate previous substantial doubt regarding our ability to continue as a going concern. As of  December 31, 2025, our cash balance is sufficient enough to meet our financial obligations for at least the next twelve months from the date of these consolidated financial statements are issued and we have access to sufficient capital to implement our business strategy while meeting our financial obligations via the Securities Purchase Agreement executed in November of 2025 (see Note 9).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2 – Summary of Significant Accounting Policies – Continued

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine and Iran, rising inflation supply-chain disruptions, and adverse labor market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and the Company’s operational and financial performance remain uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties used in our manufacturing and assembly processes continue to be adversely impacted by these matters, the Company’s supply chain may be disrupted, limiting its ability to manufacture and assemble products. The Company expects inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for an extended period of time.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory, valuation of intangible assets, fair value of derivative liabilities, and the value of deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) refers to revenues, expenses, gains and losses which are included in accumulated other comprehensive income (loss), a component of equity within the consolidated balance sheets, rather than net loss in the consolidated statements of operations and comprehensive income (loss). Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses on foreign currency translation and prior service credit related to benefit plans.

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

As of December 31, 2025 and 2024, the Company has classified common stock warrants issued in the October 2024 Offering (see Note 9) as warrant liabilities due to the warrants including various settlement provisions that precluded equity classification and resulted in the warrants meeting the definition of a derivative liability. Therefore, the warrant liabilities have been reported at their fair value at issuance and subsequently as of  December 31, 2025 and 2024, using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy (see Note 8).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Accounts Receivable and Credit Policy – Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of December 31, 2025, 2024 and 2023, the Company had an accounts receivable balance of $3.4 million, $1.4 million and $2.1 million, respectively. In addition, as of December 31, 2025, 2024 and 2023, the Company had an allowance for credit losses balance of $0.04 million, $0.02 million and $0.2 million, respectively. The Company generally does not charge interest on overdue customer account balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company estimates an allowance for credit losses based upon an evaluation of the current status of trade receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change.

Allowance for Credit Losses – We establish allowances for credit losses on accounts receivable, under ASC 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, age of the receivable, expected loss rates based on historical trends and general economic conditions. We have elected to apply the practical expedient provisions eligible to public entities that are included in ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) in our December 31, 2025 credit loss assessment. Under ASC 2025-05, entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Therefore, an entity will no longer need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient applies only to current accounts receivable (due in less than twelve months from the balance sheet).

A summary of activity related to our allowance for credit losses during the years ended  December 31, 2025 and 2024 is summarized below:

	2025	2024

Allowance for credit losses, beginning balance	$16,465	$158,689
Credit loss provision	25,641	16,465
Write-offs	—	(158,689)
Allowance for credit losses, ending balance	$42,106	$16,465

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

Intangible Assets – Intangible assets from acquired businesses are recognized at fair value on the acquisition date and consist of customer programs, trademarks, customer relationships, and intellectual property and technology. Customer programs include values assigned to major programs of acquired businesses and represent the aggregate value associated with the customer relationships, contracts, technology, and trademarks underlying the associated program and are amortized on a straight-line basis over a period of expected cash flows used to measure fair value, which ranges from two to ten years.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying values of assets are supported by their undiscounted future cash flows. In estimating future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, operating expenses, and terminal growth rates.  As of December 31, 2025, the Company reviewed the impairment indicators for potential impairment and concluded that its finite-lived intangible assets were impaired on its sensor reporting unit, primarily due to declining revenues and the unit's overall operating results compared to forecasts. In  assessing the recoverability of the intangible assets, the carrying value of the intangible assets exceeded the estimated undiscounted cash flows. Therefore, as of December 31, 2025, we recognized a full impairment charge for the finite-lived intangible assets of approximately $1.3 million in our sensor reporting unit.

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

During the fourth quarter of 2025 and 2024, respectively, and in accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performed its annual goodwill impairment test using a quantitative approach by comparing the carrying value of the reporting unit, including goodwill, to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. The Company estimates the fair value of each reporting unit using both a discounted cash flow (“DCF”) (Level 3 input) analysis and market approach. Under the DCF analysis, determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, discount rates and relevant comparable public company earnings multiples and relevant trading multiples. The cash flows employed in the DCF analysis are based on estimates of future sales, earnings and cash flows after considering factors such as general market conditions, existing firm orders, expected future orders, changes in working capital, long term business plans and recent operating performance.  As of December 31, 2025 and 2024, the DCF analysis used a discount rate of 23% and 19%, respectively. The market approach entails using valuation metrics from companies that have been traded publicly, which are considered to be rightly similar to the subject entity. In most situations, direct comparability is hard to attain since a majority of public companies are not only larger but also more dissimilar to the subject so both metrics are used to find the most reasonable valuation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2 – Summary of Significant Accounting Policies – Continued

Derivative Liabilities – The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The Series A and Series B Warrants issued in the Company’s October 2024 Offering (see Note 9) were recognized as derivative liabilities, at issuance, in accordance with ASC 815 due to the contractual terms resulting in variability in the warrants ultimate settlement. Accordingly, the Company recognized the warrants as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding or liability classified.  During 2025, the contractual terms of the Series B were amended resulting in the Series B being reclassified to stockholders' equity (deficit) (see Note 8).  We have classified the derivative warrant liabilities as a long-term liability as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Revenue recognition under ASC 606 as described below creates the following revenue streams:

●

Sensor Sales – sales are recognized on products, at a point in time, when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of revenue.

●	Software Subscriptions - are subscription fees are recognized ratably over each monthly membership period as the services are provided.

●

Drone Sales – sales are recognized on products, at a point in time, when the related goods have been shipped, title has passed to the customer, and there are no undeliverable elements or uncertainties. Amounts incurred related to shipping and handling are included in cost of revenue.

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2 – Summary of Significant Accounting Policies – Continued

Additionally, customer payments received in advance of the Company completing performance obligations are recorded as contract liabilities. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. As of December 31, 2025, we have $127,874 of advanced customer payments presented as contract liabilities. As of December 31, 2024, we have $148,054 of advanced customer payments presented as contract liabilities, which were recognized in revenue during the year ended December 31, 2025.  During the year ended December 31, 2024, we recognized approximately $226,000 of revenue that was deferred as a contract liability as of December 31, 2023. Customer deposits which represent customer prepayments which were recognized in revenue during the year ended December 31,2025.

Provision for Warranty Expense – The Company provides warranties against defects in materials and workmanship of its drone systems for specified periods of time. For the years ended December 31, 2025 and 2024, drones and sensors sold are covered by the warranty for a period of up to one year from the date of sale by the Company. Estimated warranty expenses are recorded as an accrued expenses in the consolidated balance sheets with a corresponding provision to cost of sales in the consolidated statements of operations and comprehensive loss. This estimate is recognized concurrent with the recognition of revenue on the sale to a customer. The Company reserve for warranty expense is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of drone, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. An increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the reserve and a decrease in gross profit.

Shipping Costs – All shipping costs billed directly to the customer are directly offset to shipping costs resulting in a net expense to the Company, which is included in cost of sales in the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, shipping costs were approximately $285,000 and approximately $252,000, respectively.

Advertising Costs – Advertising costs are charged to operations as incurred. For the years ended December 31, 2025, and 2024, advertising costs, included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss, were approximately $44,000 and $11,000, respectively.

Research and Development – For the years ended December 31, 2025 and 2024, research and development expenses were $3.6 million and $4.0 million, respectively. Research and development costs are expensed as incurred and are included in the accompanying consolidated statements of operations and comprehensive loss.

Defined Benefit Plan – The Company estimates liabilities and expenses for its defined benefit plan. Estimated amounts are based on historical information, current information, and estimates regarding future events and circumstances. Significant assumptions used in the valuation of these benefit plan liabilities include the expected return on plan assets, discount rate, and rate of increase in compensation levels.

Income (Loss) Per Common Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, options, unvested restricted stock and convertible instruments.

Potentially Dilutive Securities – The Company excludes common stock equivalents from the computation of diluted net income (loss) per share if the inclusion of such common stock equivalents would be anti-dilutive.  As of December 31, 2025, the Company had the following common stock equivalents: 50,797 unvested restricted stock units, 60,983 Series A warrants (assumes alternate cashless exercise), 12,290 Series B Warrants, 4,752,096 Series F Warrants,  10,788,684 shares of common stock issuable upon the conversion of our outstanding Series F preferred stock shares of 4,122 and outstanding Series G preferred stock shares of 6,190 which were excluded from the diluted net loss per share due to their inclusion being anti-dilutive.

As of December 31, 2024, the Company had the following common stock equivalents: 3,850 unvested restricted stock units, 56 options outstanding to purchase shares of common stock. The Company had an additional 317,664 common stock warrants from Series F, 331,192 from Series A (assumes alternate cashless exercise), 4,462,716 from Series B, and 5,935 of Series F Stock convertible into 4,856,492 shares of common stock which were excluded from the diluted net loss per share due to their inclusion being anti-dilutive.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

●	Sensors, which comprises the revenue earned through the sale of sensors, cameras, and related accessories.

●	SaaS, which comprises revenue earned through the offering of online-based subscriptions (currently inactive).

Contingencies – In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued and Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-5). The ASU 2025 -05 relates to estimating credit losses under the calculation of current expected credit losses (CECL) for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers. For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. This policy election is available only if the entity elects the practical expedient. The date selected must be when or before financial statements are available to be issued. Under this accounting policy election, no credit loss would be recorded on balances that have been collected through subsequent receipts. Remaining uncollected amounts would be evaluated for credit losses using the practical expedient.  The provisions of ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company has elected to apply the practical expedient in its assessment of an allowance for credit losses as of December 31, 2025.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company has applied the provisions of ASU 2023-09 these consolidated financial statements see Note 15 for our Income Tax footnote.

Recently Issued Accounting Pronouncements Not Yet Adopted

               ASU 2025-06, Goodwill and Other – Internal-Use Software. In September 2025, the FASB issued a new accounting standard to modernize the accounting guidance for costs to develop internal use software. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming.  Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software.  The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 3 – Balance Sheet Accounts

Accounts Receivable, Net

As of December 31, 2025 and 2024, accounts receivable, net consist of the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$3,491,015	$1,448,935
Less: Allowance for credit losses*	(42,106)	(16,465)
Accounts receivable, net	$3,448,909	$1,432,470

*

Allowance for credit losses - Accounts receivable, net, represents amounts billed and due from customers. Substantially all accounts receivable on  December 31, 2025 are expected to be collected in 2026.

As of December 31, 2025, one customer made up 65.8% of the Company's accounts receivable balance, this balance was received and fully paid as of January 5, 2026.

Customer Concentration

Customers comprising more than 10% of the Company’s total revenue are summarized below:

	Percent of total revenue for years ended December 31,
Customers	2025	2024
Customer A	11.0%	15.7%
Customer B	17.0%	—%

Inventories, Net

As of December 31, 2025 and 2024, inventories, net consist of the following:

	December 31,
	2025	2024
Raw materials	$3,788,631	$3,488,703
Work in process	820,398	912,397
Finished goods	1,522,861	1,527,975
Gross inventories	6,131,890	5,929,075
Less: Provision for obsolescence	(469,506)	(453,218)
Inventories, net	$5,662,384	$5,475,857

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 3 – Balance Sheet Accounts – Continued

Property and Equipment, Net

Property and Equipment is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Expenses for maintenance and repairs are charged to expenses as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term, or the estimated useful life of the related asset.

As of December 31, 2025 and 2024, property and equipment, net consist of the following:

	Estimated Useful Life	December 31,
Type	(Years)	2025	2024
Leasehold improvements	3	$89,272	$89,272
Production tools and equipment	5	1,020,815	874,995
Computer and office equipment	3 - 5	377,058	359,113
Furniture	5	60,559	58,880
Drone equipment	3	83,733	130,163
Total property and equipment		1,631,437	1,512,423
Less: Accumulated depreciation		(1,299,619)	(1,056,831)
Total property and equipment, net		$331,818	$455,592

For the years ended December 31, 2025 and 2024, depreciation expense totaled $243,566 and $345,002, respectively.

For the years ended December 31, 2025 and 2024, depreciation and amortization (see Note 4) expense is classified within the consolidated statements of operations and comprehensive loss as follows:

	For the Years Ended December 31,
Type	2025	2024
General and administrative	$809,731	$1,076,081

Accrued Liabilities

As of December 31, 2025 and 2024, accrued liabilities consist of the following:

	December 31,
	2025	2024
Accrued compensation and related liabilities	828,006	569,079
Provision for warranty expense	242,705	258,122
Accrued dividends	948,532	746,666
Accrued professional fees	172,036	652,530
Accrued interest	—	47,123
Other	109,405	87,255
Total accrued liabilities	$2,300,684	$2,360,775

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 4 – Intangible Assets, Net

Current year activity of, intangible assets, net, other than goodwill, consisted of following:

Name	Estimated Life (Years)	Balance as of December 31, 2024	Additions	Amortization	Impairment	Balance as of December 31, 2025
Intellectual property/technology	5 - 7	$457,859	$—	$(148,495)	$(309,364)	$—
Customer base	3 - 10	858,629	—	(141,145)	(717,484)	—
Tradenames and trademarks	5 - 10	366,722	—	(60,282)	(306,440)	—
Internal-use software costs	3	273,094	—	(216,244)	—	56,850
Total intangible assets, net		$1,956,304	$—	$(566,166)	$(1,333,288)	$56,850

As of December 31, 2025, the gross carrying amount of intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2025
Intellectual property/technology	2.25	$5,671,026	$(2,303,123)	$(3,367,903)	$—
Customer base	5.17	4,411,499	(2,945,795)	(1,465,704)	—
Tradenames and trademarks	5.17	2,082,338	(652,956)	(1,429,382)	—
Internal-use software costs	0.96	1,172,316	(1,115,466)	—	56,850
Total intangible assets, net	1.44	$13,337,179	$(7,017,340)	$(6,262,989)	$56,850

As of December 31, 2024, intangible assets, net, other than goodwill, consist of following:

Name	Estimated Life (Years)	Balance as of December 31, 2023	Additions	Amortization	Impairment	Balance as of December 31, 2024
Intellectual property/technology	5 - 7	$606,354	$—	$(148,495)	$—	$457,859
Customer base	3 - 10	999,774	—	(141,145)	—	858,629
Tradenames and trademarks	5 - 10	427,005	—	(60,283)	—	366,722
Internal use software costs	3	582,148	72,102	(381,156)	—	273,094
Total intangible assets, net		$2,615,281	$72,102	$(731,079)	$—	$1,956,304

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 4 – Intangible Assets, Net – Continued

As of December 31, 2024, the gross carrying intangible assets, accumulated amortization, impairments, and net book value, consist of following:

Name	Weighted Average Estimated Used Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value as of December 31, 2024
Intellectual property/technology	3.25	$5,671,026	$(2,154,628)	$(3,058,539)	$457,859
Customer base	6.17	4,411,499	(2,804,650)	(748,220)	858,629
Tradenames and trademarks	6.17	2,082,338	(592,674)	(1,122,942)	366,722
Internal-use software costs	1.96	1,172,316	(899,222)	—	273,094
Total intangible assets, net	2.3	$13,337,179	$(6,451,174)	$(4,929,701)	$1,956,304

As of December 31, 2025 and 2024, the weighted average remaining amortization period in years was 0.96 and 2.30 years, respectively. Amortization expense for the years ended  December 31, 2025 and 2024 was $566,166 and $731,079, respectively, which is included in general and administrative expenses on the statement of operations and comprehensive loss (see Note 3).

As of December31, 2025, the Company recognized an impairment charge of $1,333,288 on the finite-lived intangible assets held by our sensor reporting unit due to the carrying value of the intangible asset exceeding the units estimated undiscounted cash flows. As of December 31, 2025, after the impairment, our intangible assets consist of our internal-use software.

For the following years ending, the future amortization expense of our finite-lived intangible assets is as follows:

	For the Years Ending December 31,
	2026	2027	2028	2029	Total
Internal-use software costs	48,520	8,330	—	—	56,850
Total Intangible Assets, Net	$48,520	$8,330	$—	$—	$56,850

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 5 – Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of net assets acquired, when accounted for by the acquisition method of accounting. As of December 31, 2025 and 2024, the goodwill balance relates to a business acquisition completed in 2021 of MicaSense.

The annual impairment assessment conducted during the fourth quarter of 2025 and 2024 indicated that the fair value of the Company’s Sensor reporting unit was less than the carrying value. The impairment assessment of the Sensor reporting unit considered the lower than forecasted sales and profitability along with declining markets conditions, declining stock price and changes in our technologies. Accordingly, the Company recorded an impairment charge for 2025 of $4,459,644 and in 2024 an impairment charge of $2,943,000.

As of December 31, 2025 and 2024, the change in the carrying value of goodwill for our one operating segment with goodwill balance remaining, Sensors, is as follows:

	Sensors	Total
Balance as of December 31, 2023	$7,402,644	$7,402,644
Impairment	(2,943,000)	(2,943,000)
Balance as of December 31, 2024	4,459,644	4,459,644
Impairment	(4,459,644)	(4,459,644)
Balance as of December 31, 2025	$—	$—

Note 6 – COVID Loan

In connection with the senseFly Acquisition, the Company assumed the obligations for two COVID Loans originally made by the SBA to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”). As of the senseFly Acquisition Date, the fair value of the COVID Loan was $1,440,046 (“senseFly COVID Loans”). For the years ended December 31, 2025 and 2024, senseFly S.A. made the required payments on the senseFly COVID Loans, including principal and accrued interest, aggregating approximately $258,000 and $318,793, respectively. As of December 31, 2025, the Company’s outstanding obligations under the senseFly COVID Loans are $314,350. On August 25, 2023, the Company modified one (1) of its existing agreements to extend the repayment period of the COVID Loan from a maturity date of December 2023 to June 2027. The other COVID loan remains unchanged.

As of December 31, 2025, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year Ending December 31,
2026	$104,787
2027	209,563
Total	$314,350

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 7 – Convertible Note

The Company had a Convertible Note outstanding with Alpha Capital Anstalt (“Alpha”) which was due  January 8, 2025 and went into default upon maturing.  The Convertible Note was a result of an exchange agreement executed on  February 8, 2024 in which the parties agreed to exchange the then outstanding promissory note into a convertible note in the principal amount of $4,849,491 convertible into Common Stock at the initial conversion price of $100.00 (the "Convertible Note"),  subject to adjustment based on the effectiveness of the Company’s Reverse Stock Split which became effective on February 9, 2024. On February 16, 2024, the conversion price was adjusted downward to $62.64 pursuant to the terms of the Convertible Note. The conversion price was adjusted downward several times during the year due to down round trigger events that occurred (see below).

On February 16, 2024, the Company received a notification from Alpha to convert $100,000 into 1,597 shares of common stock at an exercise price of $62.64, reducing the principal balance to $4,749,491.

On April 12, 2024, the Company received an investor notice for the aggregate purchase of 1,050 shares of Series F Convertible Preferred convertible into 28,378 shares of Common Stock, in the aggregate, at a conversion price of $37.00 for an aggregate purchase price of $1,050,000, Alpha retained $569,091 as a payment on the Convertible Note which consisted of the scheduled principal payment of $484,950 for the month of April 2024 and $84,141 of interest, as result, the Company received $480,909.

The Company was not able to make the Amortization Payments required in the third quarter of 2024. Therefore $426,454 of accrued interest was added to principal due to this failure.

Pursuant to the Omnibus Agreement executed between the Company and Alpha in connection with the October 2024 Offering (see N ote 9), Alpha agreed to purchase $3,000,000 of the units in the offering and the Company agreed to apply said $3,000,000 towards the repayment of the Convertible Note balance. Upon such repayment, $2,000,000 remained outstanding on the Convertible Note to be paid in six monthly installments consisting of $333,333 in principle plus all accrued interest commencing on October 15, 2024 and continuing on the 15th day of each calendar month until the Convertible Note was paid in full. The Company remitted the October and November 2024 monthly payments and the December 2024 payment was waived by the lender.

During the year ended December 31, 2024, $1,164,590 of interest was added to the principal balance,  payments of $4,235,757 were made on the principal balance of the Convertible Note and Alpha converted $100,000 of principal into 1,597 shares of common stock at a conversion price of $62.64.

As of December 31, 2024, the principal outstanding was  $1,333,333. During the year ended December 31, 2024, the Company recorded $884,769 of interest expense related to the Convertible Note in the consolidated statements of operations and comprehensive loss, and as of December 31, 2024, there was $47,123 of accrued interest included in accrued liabilities on the consolidated balance sheets.

During the year ended December 31, 2025, the remaining principal and accrued interest of $1,425,606 was converted into 1,490,495 of shares of common stock and we recognized $92,273 of interest expense prior to conversion. As of December 31, 2025, there were no amounts outstanding due on the Convertible Note.

Convertible Note Conversion Price Adjustments

During the year ended December 31 2025 and prior to repayment, the conversion price of the Convertible Note was reduced from $1.10 to $0.8294  due to the sale of Series F preferred stock and Series F warrants with a conversion price and exercise price of $0.8294 (see Note 9) which resulted in the reduction of the Convertible Note's conversion price.  The Company recognized a loss on debt extinguishment of $125,242 for the incremental value of the conversion feature due to the reduced conversion price. The incremental value was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rate of 4.27%, volatility of 203.53%, and dividend rate of 0.00%.

During the year ended December 31, 2024, the conversion price of the Convertible Note was reduced on March 6, August 27, and October 1, 2024 due to equity or equity-linked issuances or modifications which triggered reductions in the conversion price from $62.50 to $30.00  to $20.19 and to $4.00, respectively.   Upon the conversion price reductions , the Company determined the incremental value using a Black-Scholes pricing model pre and post reduction and the following inputs: expected term 0.50 - 0.92 years, risk free rate of  3.96% - 4.83% , volatility of 89.6% - 130.57% and dividend rate of 0.00%.  During the year ended December 31, 2024, the Company recognized a total of $6,351,221 of expense due to the incremental value received by Alpha related to the conversion price reductions.

Further, in October 2024, the conversion price of the Convertible Note was reduced again from $4.00 to $1.10 due to an agreed upon modification to the conversion price due to the Share Combination Event that occurred on October 14, 2024 (see Note 9). The modification was deemed to be a debt extinguishment due to the conversion price reduction being substantive. The incremental value of $1,572,512 has been reflected on the statement of operations and comprehensive loss as a loss on debt extinguishment.

The October 2024 incremental value from the modification was determined using a Black-Scholes pricing model pre and post modification and the following inputs: expected term 0.50 years, risk free rate 4.24%, volatility 144.88%, and dividend rate of 0.00%.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 8 – Fair Value Measurements

In connection with the October 2024 Offering, we sold units comprised of common stock, Series A Warrants and a Series B Warrants  ( the Series A and B Warrants are collectively referred to as the “Warrants”) (see Note 9). At issuance, the Warrants were deemed to be derivative liabilities due to variability in the ultimate settlement of the Series A and B Warrants caused by various settlement provisions embedded within the Warrants. Therefore, the Series A and B Warrants met the definition of a derivative liability requiring the Warrants to be reported at fair value upon issuance and subsequently at each reporting period.

On  April 2, 2025, the Company and the majority holder of the Series B warrants, executed an Amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B warrants by removing Section 3.2 of the original warrant agreement in its entirety (the "Share Combination Event"). Pursuant to the Share Combination Event, if a share split, share dividend, share combination recapitalization or other similar transaction involving common stock occurred after the issuance date of the Series B warrants, the exercise price of the Series B warrants would be adjusted to the lowest volume weighted average price during the five days prior and after such a Share Combination Event if less than the exercise price in effect.  The Company reassessed the classification of the Series B warrants after the execution of the Series B Amendment and concluded that the Series B warrants were no longer precluded from being classified within stockholders' equity (deficit).  On  April 2, 2025, we reclassified the fair value of the outstanding Series B warrants of $7,766,000 from warrant liability to additional paid-in capital. See Note 9 for further disclosures regarding the Series A and B warrants.  The Series A warrants remain liability classified as the terms include an alternate cashless exercise provision that allows the holder to exercise the Series A with no consideration and receive two shares of common stock.

The following tables present information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of  December 31, 2025 and 2024 and October 1, 2024 (Issuance) and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at October 1, 2024 (Issuance)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liabilities - warrants	$—	$—	$19,494,000	$19,494,000
Total	$—	$—	$19,494,000	$19,494,000

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liabilities - warrants	$—	$—	$16,400,000	$16,400,000
Total	$—	$—	$16,400,000	$16,400,000

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liabilities - warrants	$—	$—	$50,000	$50,000
Total	$—	$—	$50,000	$50,000

The fair value of the warrants was determined using a Black-Scholes pricing model and the following assumptions:

	December 31, 2025	December 31, 2024	October 1, 2024 (Issuance)
Exercise price	$—	$1.9445	$12.00 - $25.00
Stock price	$0.8138	$3.4700	$7.9100
Expected term (year)	3.75	4.75	5.00
Volatility	140.18%	133.00%	108.00%
Risk-free rate	3.64%	4.28%	3.45%
Dividend yield	—%	—%	—%
Probability of capital raise below exercise price	100%	100%	100%

As of  December 31, 2025  and 2024 and Issuance, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy.  Inherent in a Black Scholes option pricing model are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The probability of a capital raise below the Warrants’ current exercise price is a significant unobservable input based on management’s estimate factoring in the Company’s capital needs and the Company’s stock price, which is volatile. Fluctuations to this estimate could significantly impact the fair value.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 8 – Fair Value Measurements – Continued

The initial fair value of the warrant liabilities of $19,494,000 exceeded the net proceeds received in the October 2024 Offering (see Note 9). Therefore, we recognized a loss in equity financing of $15,305,761 during the year ended December 31, 2024, comprised of the following:

Amount
Gross proceeds	$6,466,500
Less: placement agent and legal fees	(778,261)
Net proceeds	5,688,239
Less: Series F issued for Alpha consent	(1,500,000)
Less: Fair value of warrant liabilities at Issuance	(19,494,000)
Loss on equity financing	$(15,305,761)

During the year ended December 31, 2025 and 2024, we recognized a change in fair value gain on the warrant liabilities of $8,584,000 and $3,094,000, respectively.  A reconciliation of the warrant liabilities for the years ended December 31, 2025 and 2024 is below:

December 31, 2024	Amount
Balance, beginning of the year	$—
Warrant liabilities at issuance	19,494,000
Change in fair value of warrant liabilities	(3,094,000)
Balance, end of the year	$16,400,000

December 31, 2025	Amount
Balance, beginning of the year	$16,400,000
Amended Series B warrants reclassified to stockholders' equity (deficit)	(7,766,000)
Change in fair value of warrant liabilities	(8,584,000)
Balance, end of the year	$50,000

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

Additional Investment Right ("AIR")

Alpha has the right, subject to certain conditions, including shareholder approval, to purchase up to $25,000,000 of additional shares of Series F and Series F Warrants (collectively, the “Series F Option”). The Series F Option will be available for an initial period of eighteen months, extended through June 1, 2026 (see Note 17). The Series F and Series F Warrants shall be identical to the initial purchase, except the conversion and exercise price shall be adjusted to the volume weighted average price for three trading days prior to the date that Alpha gives notice to the Company of its intent to exercise the Series F Option. As of December 31, 2025, 1,000 additional Series F shares remain for purchase under the AIR for $1,000,000.

Since the Series F Closing Date, the Company has sold and issued Series F and Series F Warrants to Alpha or Investors that Alpha has assigned the AIR for cash proceeds through the exercise of their Series F Option. A summary of the Series F activity during the years ended  December 31, 2025 and 2024 is as follows:

Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Original Conversion Price	Series F Outstanding December 31, 2023	Issuances	Series F Converted	Shares Outstanding December 31, 2024	Conversion Price December 31, 2024	Shares Issuable December 31, 2024
March 9, 2023	3,000	3,000,000	3,000,000	420.00	3,000	-	(3,000)	—	$1.1000	-
November 15, 2023	1,850	1,850,000	1,850,000	124.70	1,850	-	(1,700)	150	1.1000	136,364
	4,850	$4,850,000	$4,850,000	—	4,850	-	(4,700)	150	—	136,364

March 6, 2024	1,000	1,000,000	950,000	60.29	—	1,000	(565)	435	1.1000	395,455
April 12, 2024	1,050	1,050,000	1,050,000	37.00	—	1,050	—	1,050	1.1000	954,545
May 31, 2024	1,050	1,050,000	1,025,000	32.15	—	1,050	—	1,050	1.1000	954,545
July 25, 2024	500	500,000	500,000	23.15	—	500	—	500	1.1000	454,545
August 27, 2024	500	500,000	500,000	20.19	—	500	—	500	1.1000	454,545
October 1, 2024 (i)	1,500	—	—	12.00	—	1,500	—	1500	1.1000	1,363,636
December 18, 2024	750	750,000	750,000	5.25	—	750	—	750	5.2500	142,857
2024 Activity	6,350	$4,850,000	$4,775,000	—	—	6,350	(565)	5,785	—	4,720,128

	11,200	$9,700,000	$9,625,000		4,850	6,350	(5,265)	5,935		4,856,492

Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Original Conversion Price	Series F Outstanding December 31, 2024	Issuances	Series F Converted	Shares Outstanding December 31, 2025	Conversion Price December 31, 2025	Shares Issuable December 31, 2025
November 15, 2023	1,850	1,850,000	1,850,000	$124.70	150	—	—	150	$0.8294	180,854
March 6, 2024	1,000	1,000,000	950,000	60.29	435	—	(335)	100	0.8294	120,569
April 12, 2024	1,050	1,050,000	1,050,000	37.00	1,050	—	(1,050)	—	0.8294	—
May 31, 2024	1,050	1,050,000	1,025,000	32.15	1,050	—	(915)	135	0.8294	162,768
July 25, 2024	500	500,000	500,000	23.15	500	—	(500)	—	0.8294	—
August 27, 2024	500	500,000	500,000	20.19	500	—	(500)	—	0.8294	—
October 1, 2024 (i)	1,500	—	—	12.00	1,500	—	(1,500)	—	0.8294	—
December 18, 2024	750	750,000	750,000	5.25	750	—	(750)	—	0.8294	—
	8,200	$6,700,000	$6,625,000	—	5,935	—	(5,550)	385	—	464,191

February 7, 2025	1,000	1,000,000	1,000,000	2.2203	—	1,000	(1,000)	—	0.8294	—
March 17, 2025	500	500,000	500,000	1.2036	—	500	(500)	—	0.8294	—
May 5, 2025	500	500,000	500,000	0.8294	—	500	(500)	—	0.8294	—
June 6, 2025	500	500,000	500,000	1.1938	—	500	(500)	—	1.1938	—
June 9, 2025	1,000	1,000,000	1,000,000	1.1928	—	1,000	(1,000)	—	1.1928	—
June 17, 2025	1,000	1,000,000	1,000,000	1.2546	—	1,000	(1,000)	—	1.2546	—
July 11, 2025	800	800,000	800,000	1.1908	—	800	(800)	—	1.1908	—
July 18, 2025	1,000	1,000,000	1,000,000	1.4000	—	1,000	(578)	422	0.9615	438,898
July 21, 2025	500	500,000	500,000	1.4000	—	500	—	500	0.9615	520,021
July 24, 2025	1,000	1,000,000	1,000,000	2.1900	—	1,000	—	1,000	0.9615	1,040,042
August 22, 2025	500	500,000	500,000	1.8149	—	500	(500)	—	0.9615	—
September 19, 2025	500	500,000	500,000	1.8342	—	500	(500)	—	0.9615	—
October 3, 2025	2,000	2,000,000	2,000,000	2.0679	—	2,000	(2,000)	—	0.9615	—
October 6, 2025	1,000	1,000,000	1,000,000	2.3427	—	1,000	(185)	815	0.9615	847,634
November 24, 2025	500	500,000	500,000	1.1347	—	500	—	500	0.9615	520,021
December 22, 2025	500	500,000	500,000	0.9615	—	500	—	500	0.9615	520,021
Total 2025 Activity	12,800	$12,800,000	$12,800,000	—	—	12,800	(9,063)	3,737	-	3,886,636

Grand Total Activity	21,000	$19,500,000	$19,425,000	-	5,935	12,800	(14,613)	4,122	-	4,350,827

(i)	These shares were issued as consideration for executing the Omnibus Agreement in connection with the October 2024 Offering.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

During the years ended December 31, 2025 and 2024, the Company issued an aggregate of 12,800 and 6,350 shares of Series F and Series F Warrants (see Note 11), respectively, and received total proceeds $12,800,000 and $4,775,000, respectively. The initial conversion price of the Series F and Series F Warrants ranged from $0.8294 to $2.3427 and $5.25 to $60.29, respectively.   During the years ended December 31, 2025 and 2024, the initial conversion prices were adjusted down due to Down Round Provisions that were triggered at various times during 2025 and 2024 (see summary of Down Round Provision triggers in the table below).

During the years ended December 31, 2025 and 2024, a total of 14,613 and 6,490 Series F were converted into a total of 13,089,255 and 200,645 shares of common stock, respectively.  During the years ended December 31, 2025 and 2024, the Series F dividends totaled $201,867 and $234,439, respectively.  As of December 31, 2025 and 2024, total outstanding accrued dividends on the Series F total $948,532 and $746,666, respectively, which are included in accrued expenses on the consolidated balance sheets, and accrue at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the first purchase date of June 30, 2022.

Preferred Series G Convertible Preferred Stock

                 On November 5, 2025, the Company executed a certificate of designation of preferences, rights and limitations of the Series G Convertible Preferred Stock (the “Certificate of Designation”), designating 100,000 shares of Series G Convertible Preferred Stock ("Series G"), with a par value of $0.001 and a stated value of $1,000. The Series G have no voting rights and only receive dividends when declared by the board of directors. Series G have liquidation preferences over common stockholders and are pari passu to Series F.  Further, on  November 5, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain existing investors, one of which is Alpha  (the “Purchasers”), pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) an aggregate of up to 100,000 shares of the Series G. Subject to the terms and conditions of the Certificate of Designation, the Series G are convertible immediately upon issuance, at an initial conversion price equal to $1.2300 per share (the “Conversion Price”).

The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustments in the event of any issuances of Common Stock or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions) ("Down Round Provision"). The Company agreed to sell, and the Purchasers, severally and not jointly, agreed to purchase an aggregate of 12,000 shares of Series G on the initial closing date. Subject to the terms and conditions of the SPA , including approval by the Company’s stockholders (the “Stockholder Approval”) with respect to the transactions contemplated by the SPA and the Certificate of Designation, including the issuance of all of the shares of the Company’s Common Stock, issuable upon conversion of the shares of the Series G in accordance with the terms of the SPA in excess of 19.99% of the issued and outstanding Common Stock on the date of the SPA.  The Purchasers may elect in their sole discretion to purchase up to a total aggregate of 88,000 additional shares of Series G in one or more closings (the “Additional Preferred Shares”). Upon each issuance of Additional Preferred Shares, the Conversion Price will be reduced to equal the lower of (i) the Conversion Price on the trading day immediately prior to the issuance of such Additional Preferred Shares, and (ii) 75% of the “Minimum Price” (as defined in Section 713(c) of the NYSE American LLC Company Guide) on the trading day immediately prior to the issuance of such Additional Preferred Shares, provided that, the Conversion Price may not be less than $1.00 (the “Floor Price Condition”); provided further that, the Company may waive, in its sole discretion, the Floor Price Condition.

On November 10, 2025, the Company sold 12,000 shares of Series G and received net cash proceeds of $11,507,338.  After issuance of the Series G, the Company sold Series F and warrants on November 24, and December 22, 2025 with conversion and exercise prices of $1.1347 and $$0.9615, respectively. This triggered the Down Round Provision embedded within the Series G and reduced the initial conversion price of $1.2300 to $1.1347 (the "November 2025 Down Round Trigger") and further to $0.9615 (the "December 2025 Down Round Trigger"). See table below under the subheading Down Round Provision Triggers and Deemed Dividends for a summary of down round triggers that occurred during the years ended December 31, 2025 and 2024 and the impact on the consolidated financial statements.

 During the year ended December 31, 2025, the holders of the Preferred Stock converted 5,810 shares of Series G into 4,912,784 shares of common stock at an average conversion price of $1.1826.

A summary of the Series G activity during the year ended  December 31, 2025 and 2024 is as follows:

Date of Purchase	Shares Purchased	Gross Proceeds	Net Proceeds	Original Conversion Price	Series F Outstanding December 31, 2024	Issuances	Series F Converted	Shares Outstanding December 31, 2025	Conversion Price December 31, 2025	Shares Issuable December 31, 2025
November 10, 2025	12,000	$12,000,000	$-	$1.2300	-	12,000	(5,810)	6,190	$0.9615	6,437,858
	12,000	$12,000,000	$-	—	-	12,000	(5,810)	6,190	$0.9615	6,437,858

Common Stock and Warrant Transactions

.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

2025 Issuances

Conversions

      During the year ended December 31, 2025, a total of 1,490,495 and 1,597 shares of Common Stock were issued for the conversion of $1,425,606 of outstanding principal and accrued interest on the Convertible Note at an average conversion rate of $0.9565 (see Note 7).

          During the year ended December 31, 2025, a total of 13,089,255 shares of Common Stock were issued for the conversion of 14,613 shares of Series F with a stated value of $1,000 at an average conversion rate of $1.1164.

          During the year ended December 31, 2025, a total of 4,912,784 shares of Common Stock were issued for the conversion of 5,810 shares of Series G with a stated value of $1,000 at an average conversion rate of $1.1826.

Warrant Exercises

          During the year ended December 31, 2025, we issued 10,089,612 shares of Common Stock for the exercise of Series B warrants with exercise prices ranging from $0.8294 to $1.1000 and received aggregate cash proceeds of $8,667,002. In connection with one of the Series B exercises, the Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B warrant holder over a dispute.

           During the year ended December 31, 2025, we issued 3,922,918 shares of Common Stock for the exercise of Series F warrants with exercise prices ranging from $0.8294 to $1.2546 and received aggregate cash proceeds of $4,224,319.

       During the year ended December 31, 2025, we issued 63,017 shares of common stock for the alternate cashless exercise of 31,509 Series A warrants with an exercise price of $1.9445 and alternate cashless exercise price of $0.00.

Warrant Exchange

On  April 2, 2025, the Company and the majority holder of the Series B warrants executed an Amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B warrants as disclosed in Note 8.  As consideration for the holder amending the contractual terms of the Series B warrants, we issued to the holder 88,908 shares of Common Stock for no consideration in exchange for 125,242 Series F warrants with a weighted average exercise price of $1.10 (see Note 11). We have included the fair value of these shares issued of $108,468, based on the market price of our stock on the date of the exchange, within stockholders' equity as a deemed dividend.

Restricted Common Stock

             During the year ended December 31, 2025, 235,147 shares of fully vested restricted Common Stock were issued to certain employees and service providers, respectively.

2024 Issuances

On February 16, 2024, the Company received a notification from the holder of the Convertible Note to convert $100,000 of principal outstanding on a Convertible Note (see Note 7) into 1,597 shares of common stock at a conversion price of $62.62.

On March 6, 2024, the Company entered into a warrant exercise agreement with several institutional investors holding warrants issued pursuant to a securities purchase agreement, dated as of June 5, 2023, in connection with a private placement. The warrant exercise agreement provided a reduction in exercise to $30 from $380 per share of Common Stock for those Investors who exercised their existing warrants. The shares of Common Stock are issuable upon exercise of the existing warrants were registered pursuant to a registration statement on Form S-1 File No. 333-273332 and declared effective on July 27, 2023. The Company received up to $497,701 from the exercise of 16,590 warrants converted to 16,590 shares of common stock. The reduction in exercise price ( “March 2024 Down Round Trigger”) triggered down round provisions embedded in the outstanding Series F and Series F Warrants (see below).

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

The Units have no stand-alone rights and will not be certificated or issued as stand-alone securities. Each Series A Warrant is immediately exercisable on the date of issuance at an exercise price of the public offering price of the Units of $12, or pursuant to an alternate cashless exercise option, and expires five years from the closing date of the Offering. Each Series B Warrant was immediately exercisable on the date of issuance at an exercise price of $25 and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”). The Share Combination Event was removed from the Series B Warrant in April 2025 (see Note 8).  Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant.

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

Upon completing the October 2024 Offering, the Company issued 538,000 shares of common stock, 538,000 Series A and 538,000 Series B warrants and received gross proceeds of $6,466,500 and paid issuance related costs for placement agent fees and legal fees totaling $778,261 resulting in net proceeds of $5,688,239 from the October 2024 Offering (see Note 8).

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
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

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

Pursuant to the Omnibus Agreement, among other things, Alpha consented to the October 2024 Offering and agreed to purchase $3,000,000 of the units in the offering and the Company agreed to apply said $3,000,000 towards the repayment of the Convertible Note balance (see Note 7). The Company issued to Alpha 1,500 shares of Series F 5% Convertible Preferred Stock with an aggregate stated value of $1,500,000 as consideration for entering into the Omnibus Agreement. The estimated fair value of the Series F of $1,500,000 has been treated as an equity issuance cost and reflected in the loss on equity issuance on the consolidated statements of operations and comprehensive loss (see below).

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

At issuance, the fair value of the Series A and B Warrants was determined to be an aggregate of $19,494,000. As noted above, the net proceeds received in the October 2024 Offering was $5,688,239. Therefore, the fair value of the warrants upon issuance exceeded the net proceeds. In such cases, a loss is recognized for the excess fair value of the derivative liabilities over the net proceeds received in the offering. Therefore, we have reflected such an excess of $15,305,761, inclusive of the $1,500,000 estimated fair value of the Series F issued to Alpha for their consent, as a loss on equity financing on the consolidated statements of operations and comprehensive loss.

Down Round Provision Triggers and Deemed Dividends

We have several outstanding equity classified and equity-linked instruments that include down round provisions in which the conversion or exercise price is adjusted down upon the Company’s issuance of its common stock or common stock equivalents at a price per share that is less than the conversion or exercise price of the equity-linked instruments. As of December 31, 2025, these equity-linked instruments include the Series F, Series F Warrants, Series G and Series B Warrants. As of December 31, 2024, the down round provisions included in these equity-linked instruments have been triggered several times.

Upon a down round provision being triggered in an equity classified instrument, we compute the incremental value provided to the holder for the reduction in conversion or exercise price using a Black-Scholes model to determine the fair value of the equity-linked instruments prior to and after the down round provision trigger. The incremental value is recorded within stockholders’ equity (deficit) as a deemed dividend and reduced from net loss available to common stockholders in our computation of earnings per share.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

During the years ended December 31, 2025 and 2024, we used the following assumptions in the Black-Scholes model used to compute the incremental value for the conversion price reductions in the Series F Preferred Stock, Series F and Series B warrants:

	December 31, 2025	December 31, 2024
Expected term (years)	0.25 - 3.0	1 - 3
Volatility	131.32 - 162.77%	84.88 - 152.24%
Risk-free rate	3.50 - 4.41%	3.52 - 4.55%
Dividend yield	—%	—%

During the year ended December 31, 2025, the following transactions resulted in down round provision triggers:

On  March 17, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 415,420 shares of Common Stock at an initial conversion price of $1.2036 and Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036 (the  “March 2025 Down Round Trigger”).

On  May 5, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 602,846 shares of Common Stock at an initial conversion price of $0.8294 and Series F Warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $0.8294 (the  “May 2025 Down Round Trigger”).

On  July 11, 2025, we issued 800 Series F to Alpha upon the exercise of their AIR and received $800,000 of gross proceeds. The Series F are initially convertible into an aggregate of 671,818 shares of Common Stock at an initial conversion price of $1.1908 and Series F Warrants to purchase up to 671,818 shares of Common Stock at an initial price of $1.1908 (the  “July 2025 Down Round Trigger”), specifically the issuances on  June 6, 9, and 17, which reduced the conversion and exercise prices on all of these issuances down to $1.1908.

On  August 22, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of 275,497 shares of Common Stock at an initial conversion price of $1.8149 and Series F Warrants to purchase up to 275,497 shares of Common Stock at an initial price of $1.8149  (the  “August 2025 Down Round Trigger”), specifically the issuance on  July 24, 2025 which reduced the conversion and exercise prices on these issuances down to $1.8149 from $2.19.

On November 24, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of shares of Common Stock at an initial conversion price of $1.1347 and Series F Warrants to purchase up to 440,645 shares of Common Stock at an initial price of $1.1347 (the  “November 2025 Down Round Trigger”).

On December 22, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into an aggregate of shares of Common Stock at an initial conversion price of $0.9615 and Series F Warrants to purchase up to 520,021 shares of Common Stock at an initial price of $0.9615 (the  “December 2025 Down Round Trigger”).

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

Below is a summary of the deemed dividends resulting from various down round triggers that occurred during the year ended December 31, 2025:

Deemed Dividends on Series F and G Preferred Stock
Date of Trigger Event	Description of Trigger Event	Series F & G Shares Triggered	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend

March 17, 2025	March 2025 Down Round Trigger	5,025	$2.2203 - 5.2500	$1.2000	$976,637
May 5, 2025	May 2025 Down Round Trigger	4,317	$1.1000 - 1.2036	$0.8294	1,105,871
July 11, 2025	July 2025 Down Round Trigger	1,900	$1.1938 - $1.2546	$1.1908	55,202
August 22, 2025	August 2025 Down Round Trigger	1,000	$2.1900	$1.8149	130,710
November 24, 2025	November 2025 Down Round Trigger	11,698	$2.3427 - 1.2300	$1.1347	1,257,184
December 22, 2025	December 2025 Down Round Trigger	9,427	$1.1347	$0.9615	1,097,536
	Deemed Dividends on Series F				$4,623,140

Deemed Dividends on Series F Warrants
Date of Trigger Event	Description of Trigger Event	Series F Warrants Triggered	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend

March 17, 2025	March 2025 Down Round Trigger	1,045,402	$2.22 - 2.25	$1.2000	$79,695
May 5, 2025	May 2025 Down Round Trigger	1,551,243	$1.10	0.8294	36,504
July 11, 2025	July 2025 Down Round Trigger	1,551,243	$1.19 - 1.25	1.1908	6,555
August 22, 2025	August 2025 Down Round Trigger	456,621	$2.19	1.8149	16,059
December 22, 2025	December 2025 Down Round Trigger	4,232,630	$1.1347 - 2.3427	0.9615	276,317
					$415,130

Deemed Dividends on Series B Warrants (see Note 8)
May 5, 2025	May 2025 Down Round Trigger	6,777,101	$1.9445	$0.8294	$2,426,968
	Deemed Dividends on Series B Warrants				$2,426,968
	Warrant Modification (i)				$108,468
	Total Deemed Dividends				$7,573,706

(i)	Reflects the fair value of 88,908 shares of common stock issued for no consideration in exchange for 125,362 Series F warrants in connection with the Series B Amendment (see Note 8).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

The below is a summary of the deemed dividends resulting from various down round triggers that occurred during the year ended December 31, 2024:

Deemed Dividends on Series F Preferred Stock
Date of Trigger Event	Description of Trigger Event	Series F Outstanding	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	3,945	$60.29 -124.50	30.00	$5,102,674
August 27, 2024	August 2024 Down Round Trigger	3,755	$23.15 - 37.00	20.19	$1,233,685
October 1, 2024	October 2024 Offering	5,200	$12.00 - 20.19	4.00	$6,459,543
October 22, 2024	Share Combination Event	5,200	$4.00	1.10	$4,159,552
	Deemed Dividends on Series F				$16,955,454

Deemed Dividends on Series F Warrants
Date of Trigger Event	Description of Trigger Event	Series F Warrants Outstanding	Conversion Prices Prior to Trigger	Conversion Price After Trigger	Incremental Value Deemed Dividend
March 6, 2024	March 2024 Down Round Trigger	54,695	$60.29 - 124.50	30.00	$147,030
August 27, 2024	August 2024 Down Round Trigger	137,331	$23.15 - 37 .00	20.19	216,546
October 1, 2024	October 2024 Offering	162,096	$20.19	4.00	365,665
October 22, 2024	Share Combination Event	162,096	$4.00	1.10	64,007
	Deemed Dividends on Series F Warrants				$793,248
	Warrant Modification (i)				$7,752
	Total Deemed Dividends				$17,756,454

(ii) On May 31, 2024, the Company agreed to reduce the exercise price of a warrant held by Alpha originally issued in June 2023 from $380.00 to $30.00. As result, the Company recorded a deemed dividend of $7,752 for the incremental value due to the modification.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

Stock-Based Compensation

The Company determines the fair value of awards granted under the Equity Plan based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

2017 Omnibus Equity Incentive Plan

On March 26, 2018, the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) became effective. Under the Equity Plan, the Company may grant equity-based and other incentive awards to officers, employees, and directors of, and consultants and advisers to, the Company. The purpose of the Equity Plan is to help the Company attract, motivate, and retain such persons and thereby enhance shareholder value. The Equity Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to awards outstanding on that date). The Board in its discretion may terminate the Equity Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Equity Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. As of December 31, 2025, 15,000 shares of common stock have been reserved for issuance under the Equity Plan which was approved at the Annual Shareholders’ Meeting held on November 14, 2023.

The Company determines the fair value of awards granted under the Equity Plan on the date of grant.

Stock- based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Restricted Stock Units (“RSUs”)

For the year ended December 31, 2025, a summary of RSU activity is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	7,293	$324.64
Granted	281,262	1.38
Canceled	(1,158)	284.01
Vested and released	(235,357)	2.75
Outstanding as of December 31, 2025	52,040	$34.26
Vested as of December 31, 2025	1,243	$1,363.11
Unvested as of December 31, 2025	50,797	$1.75

For the year ended December 31, 2025, the aggregate fair value of RSUs at the time of grant was $387,955 based on the market price of our common stock.

As of December 31, 2025, the Company had $32,735 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately seven months. During the year ended December 31, 2025, the Company recognized $417,747 of stock compensation related to restricted stock units.

Issuance of RSUs to Current Officers and Directors of the Company

For the year ended December 31, 2025, the Company granted 214,068 RSUs to officers, equal to $247,515 as compensation, which $200,395 vested immediately and $47,120 over one year. During the same period, the Company granted 56,000 RSUs to the four non-executive directors as annual board compensa tion for services provided, equal to $125,440 which were immediately vested.

For the year ended December 31,2024, the Company granted 6,000 RSUs to officers, equal to $95,970 as compensation, which vest over two years.

For the year ended December 31, 2024, the Company granted 500 RSUs equal to $7,560 to the four non-executive directors as quarterly board compensation, which vested immediately.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

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

For the year ended December 31, 2024, the aggregate fair value of RSUs at the time of vesting was $131,606.

As of December 31, 2024, the Company had $40,969 of unrecognized stock-based compensation expense related to RSUs, which was amortized over approximately eleven months. During the year ended December 31, 2024, the Company recognized $80,606 of stock compensation related to restricted stock units.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

Stock Options

For the year ended December 31, 2025, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/forfeited	(56)	2,874	160,941	—	—
Outstanding as of December 31, 2025	—	$—	$—	—	$—
Exercisable as of December 31, 2025	—	$—	$—	—	$—

For the year ended December 31, 2024, a summary of the options activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,505	$2,000	$1,080	1.49	$2,294
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Expired/forfeited	(2,449)	1,953	1,060	—	—
Outstanding as of December 31, 2024	56	$5,342	$2,874	1.23	$—
Exercisable as of December 31, 2024	56	$5,342	$2,874	1.23	$—

As of December 31, 2025, the Company had no unrecognized compensation cost related to stock options, respectively.

During the years ended December 31, 2025 and 2024, the Company recognized $0 of stock compensation related to stock options, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 9 – Equity – Continued

Issuances of Options to Officers and Directors

For the years ending December 31, 2024 and 2025, the Company decided to no longer grant stock option.

Cancellations of Options

During the year ended December 31, 2025, as a result of options expirations, 56 options were cancelled with an estimated value of approximately of $160,941. During the year ended December 31, 2024, 2,449 options were cancelled with a grant-date fair value of $2,554,225 due to employee terminations.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Projected Benefit Obligation (“PBO”) includes in full the accrued liability for the plan death and disability benefits, irrespective of the extent to which these benefits may be reinsured with an insurer. The actuarial valuations are based on the census data as of December 31, 2025, provided by allea Ltd.

The Company recognizes the overfunded or underfunded status of the Defined Benefit Plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status of the Defined Benefit Plan in the year in which the changes occur through accumulated other comprehensive loss. The Defined Benefit Plan’s assets and benefit obligations are remeasured as of December 31 each year.

The net periodic benefit cost of the Defined Benefit Plan for the period from January 1, 2025 through  December 31, 2025 was as follows:

2025
Service cost	$174,215
Interest cost	16,706
Expected return on plan assets	(63,242)
Amortization of prior service cost (credit)	(2,387)
Net periodic pension benefit cost	$125,292

The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. The changes in the projected benefit obligation for the period from January 1, 2025 through  December 31, 2025 were as follows:

2025
PBO, beginning of period	$1,914,338
Service cost	183,586
Interest cost	17,604
Plan participation contributions	153,407
Actuarial (gains) / losses	247,715
Benefits paid through plan assets	33,951
Foreign currency exchange rate changes	276,114
PBO, end of period	2,826,715
Component representing future salary increases	(137,061)
Accumulated benefit obligation (“ABO”), end of period	$2,689,654

For the period from January 1, 2025 through December 31, 2025, the change in fair value of the Pension Plan assets was as follows:

2025
Fair value of plan assets, beginning of period	$1,785,911
Expected return on plan assets	66,644
Gain / (losses) on plan assets	82,991
Employer contributions	228,853
Plan participant contributions	153,407
Benefits paid through plan assets	33,951
Foreign currency exchange rate changes	259,935
Fair value of plan assets, end of period	$2,611,692

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10 – Retirement Plans – Continued

senseFly S.A.’s investment objectives are to ensure that the assets of its Defined Benefit Plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plans’ benefit obligations as they become due. senseFly S.A. believes that a well-diversified investment portfolio will result in the highest attainable investment return with an acceptable level of overall risk. Investment strategies and allocation decisions are also governed by applicable governmental regulatory agencies. senseFly’s investment strategy with respect to the Defined Benefit Plan is to invest in accordance with the following allocation: 34.1% in equities, 36.3% in bonds, 17.7% in real estate, 7.6% in alternative investments and 4.3% in cash and cash equivalents.

The following table presents the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$112,303	$—	$—	$112,303
Equity securities	890,587	—	—	890,587
Bonds	948,044	—	—	948,044
Real estate	—	462,270	—	462,270
Alternative investments	—	198,488	—	198,488
Total fair value of plan assets	$1,950,934	$660,758	$—	$2,611,692

The following tables present the fair value of the Defined Benefit Plan assets by major categories and by levels within the fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and equivalents	$79,032	$—	$—	$79,032
Equity securities	581,766	—	—	581,766
Bonds	647,626	—	—	647,626
Real estate	—	309,543	—	309,543
Alternative investments	—	167,944	—	167,944
Total fair value of plan assets	$1,308,424	$477,487	$—	$1,785,911

The following table shows the unfunded status of the Defined Benefit Plan, defined as plan assets less the projected benefit obligation as of December 31, 2025:

Fair value of plan assets	$2,611,692
Less: PBO	(2,826,714)
Underfunded status, end of period	$215,021

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10 – Retirement Plans – Continued

As of December 31, 2025 and 2024, the underfunded status is included in defined plan obligation on the consolidated balance sheets.

The Defined Benefit Plan has a PBO in excess of Defined Benefit Plan assets. For the period from January 1, 2025 through December 31, 2025, the amounts recognized in accumulated other comprehensive loss related to the defined benefit plan were as follows:

2025
Net prior service (cost) / credit	$—
Net gain / (loss)	(82,877)
Accumulated other comprehensive income (loss), net of tax	$(82,877)

The net prior service credit included in accumulated other comprehensive loss as of December 31, 2025, is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2026.

The actuarial assumptions for the Defined Benefit Plan were as follows:

Benefit obligations:
Discount rate	0.90%
Estimated rate of compensation increase	1.25%
Periodic costs:
Discount rate	0.90%
Estimated rate of compensation increase	1.25%
Expected long term rate of return on plan assets	3.31%
Cash balance interest credit rate	0.90%

The following table shows expected benefit payments from the Defined Benefit Plan for the next five fiscal years and the aggregate five years thereafter:

Year Ending December 31:	Expected Plan Benefit Payments
2026	$431,300
2027	381,003
2028	338,250
2029	304,299
2030	276,636
Thereafter	1,310,247
Total expected benefit payments by the plan	$3,041,735

Defined Contribution Plan

The Company sponsors the AgEagle Aerial Systems 401(k) Plan (the “401(k) Plan”) that covers substantially all eligible employees in the United States. The Company matches contributions made by eligible employees, subject to certain percentage limits of the employees’ earnings. For the years ended December 31, 2025 and 2024, the Company’s employer contribution to the 401(k) Plan totaled $87,244 and $97,845, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 11 – Warrants

Equity Classified Warrants

As disclosed in Note 9, the Series F Agreement with Alpha includes 100% warrant coverage. Therefore, anytime we receive an investor notice to purchase Series F Convertible Preferred Stock, we also issue Series F Warrants.

As disclosed in Notes 8 and 9 above, we issued Series A and B Warrants in the October 2024 Offering that were deemed to be derivative liabilities at issuance. As of December 31, 2024, the fair value of the Series A and B Warrants was classified and presented within long-term liabilities. As of December 31, 2025, the fair value of the Series A Warrants remain liability classified.  In connection with the Series B Amendment (see Note 8), the total Series B warrants outstanding at the time of the Series B Amendment were reclassified from warrant liabilities to equity classified liabilities. As of December 31, 2025, 12,960 Series B warrants remain outstanding and exercisable with an exercise price of $0.8294 which are included in the table below.

All the Warrants contain a beneficial ownership limitation, such that none of such Warrants may be exercised, if, at the time of such exercise, the holder would become the beneficial owner of more than 4.99% or 9.99%, as determined by the holder, of the Company’s outstanding shares of Common Stock following the exercise of such Warrant (the “Beneficial Ownership Limitation”).

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the years presented is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2023	64,672	$15.23		3.43
Exercised	(16,590)	$30.00	**	—
Issued – March 6, 2024	16,588	1.10	*	—
Issued – March 7, 2024	2,737	75.50		—
Issued – April 12, 2024	28,378	1.10	*	—
Issued – May 31, 2024	32,659	1.10	*	—
Issued – July 29, 2024	21,598	1.10	*	—
Issued – August 27, 2024	24,765	1.10	*	—
Issued – December 18, 2024	142,857	5.25		—
Outstanding as of December 31, 2024	317,664	$4.96		2.60
Issued – February 7, 2025	450,390	0.8294	***	—
Issued – March 17, 2025	415,420	0.8294	***	—
Issued – May 6, 2025	602,846	0.8294	***	—
Issued – June 6, 2025	418,831	0.9615	****	—
Issued – June 9, 2025	838,364	0.9615	****	—
Issued – June 17, 2025	797,067	0.9615	****	—
Issued – July 11, 2025	671,818	0.9615	****	—
Issued – July 18, 2025	714,286	0.9615	****	—
Issued – July 21, 2025	357,143	0.9615	****	—
Issued – July 24, 2025	456,621	0.9615	****	—
Issued – August 22, 2025	275,497	0.9615	****	—
Issued – September 19, 2025	272,598	0.9615	****	—
Issued – October 3, 2025	967,165	0.9615	****	—
Issued – October 6, 2025	426,857	0.9615	****	—
Issued – November 24, 2025	440,645	0.9615	****	—
Issued – December 23, 2025	520,021	0.9615	****	—
Reclassification of Series B Warrants	7,881,884	0.8294	***	—
Exercises of Series F Warrants	(4,065,775)	1.0100		—
Series F Warrants exchanged for common stock	(125,362)	1.1000		—
Exercises Series B Warrants	(7,869,594)	0.8294	***	—
Outstanding as of December 31, 2025	4,764,386	$1.09		2.69
Exercisable as of December 31, 2025	4,764,386	$1.09		2.69

*	Reflects the exercise price after a modification executed on May 31, 2024.
**	Reflects the exercise price after a Down Round Trigger in June 2024 (see Note 9)
***	Reflects the exercise price after the May 2025 Down Round Trigger (see Note 9)
****	Reflects the exercise price after the December 2025 Down Round Trigger (see Note 9).

As of December 31, 2025, the intrinsic value of the warrants was nil based on the market price of our stock at December 31, 2025 and the warrant exercise price.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

A summary of activity related to the Series A, classified as liabilities for the years ended December 31, 2025 and 2024, and the Series B warrants, classified as liabilities, for the year ended  December 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	4,628,312	$1.94		4.75
Issued – March 2025 Down Round Trigger	2,582,234	1.20		—
Issued – May 2025 Down Round Trigger	2,983,847	0.83		—
Exercises Series A	(31,509)	1.94	**	—
Exercises Series B	(2,220,018)	0.96		—
Reclassification of Series B Warrants	(7,881,884)	0.83		—
Outstanding as of December 31, 2025	60,983	$1.94	*	3.75

*	Reflects the reduction in exercise price triggered by the Share Combination Event.

**	The Series A Warrants were exercised under the Alternate Cashless exercise provision resulting in the issuance of 63,017 shares of common stock and no cash proceeds.

Note 12 – Leases

The Company has an operating lease in Wichita, Kansas, which serves as its corporate offices. The lease commencement date was November 1, 2023, and will expire on October 31, 2026, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $64,289.

As a result of the MicaSense Acquisition, the Company assumed an operating lease for office space in Seattle, Washington, that expires in January 2026 with a 3% per year increase, and two months of abated rent for December 2020 and January 2021. The estimated cash rent payments due through the expiration of this operating lease total approximately $18,860. Starting late 2022, the Company engaged in consolidating its business and manufacturing operations from multiple offices to two centralized locations in Wichita, Kansas and Lausanne, Switzerland. In May 2023, the Company executed a sublease agreement for their facility located in Seattle, Washington; however, the Company remains the primary obligor under the original lease.

As a result of the senseFly Acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh expired in July 2023 and the operating lease in Lausanne was set to expire in April 2023. The Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification, therefore, a five year renewal option was automatically triggered in March 2022. The Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of this operating lease total approximately $1,791,328.

As of December 31, 2025 and 2024, balance sheet information related to the Company’s operating leases is as follows:

	December 31,
Balance Sheet Location	2025	2024
Right-of-use assets	$1,869,589	$2,511,572
Current portion of operating lease liability	$849,599	$921,038
Long-term portion of operating lease liability	$1,024,878	$1,646,878

For the years ended December 31, 2025 and 2024, operating lease expense payments were $1,075,382 and $1,054,116, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 12 – Leases – Continued

As of December 31, 2025, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2026	$934,467
2027	848,843
2028	212,211
Total future minimum lease payments, undiscounted	1,995,521
Less: Amount representing interest	(121,044)
Present value of future minimum lease payments	1,874,477
Present value of future minimum lease payments – current	849,599
Present value of future minimum lease payments – long-term	$1,024,878

As of December 31, 2025 and 2024, the weighted average lease-term and discount rate of the Company’s leases are as follows:

	Years Ended December 31,
Other Information	2025	2024
Weighted-average remaining lease terms (in years)	2.2	3.0
Weighted-average discount rate	6.1%	6.1%

For the years ended December 31, 2025 and 2024, supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
Other Information	2025	2024
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$1,112,961	$1,060,847

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of December 31, 2025, the Company had purchase commitments of approximately $1,522,321. These purchase commitments are expected to be realized during the year ending December 31, 2026. As of December 31, 2024, the Company had purchase commitments of $1,723,399, which were realized during the year ending December 31, 2025.

Note 14 – Related Party Transactions

No related party transactions occurred during the years ended December 31, 2025, and 2024.

Note 15 – Income Taxes

As of December 31, 2025 and 2024, the total of all net deferred tax assets was $22,257,268 and $20,169,952 respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings and taxable income, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $23,543,847 and $19,672,250 as of December 31, 2025 and 2024, respectively. The change in the valuation allowance during the years ended  December 31, 2025 and 2024 was $3,871,597 and $1,877,486, respectively.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 15 – Income Taxes – Continued

As of December 31, 2025, the Company had federal net operating losses carryforwards of approximately $66,219,831, of which approximately $3,297,341 start expiring in 2036 and approximately $62,922,490 that can be carried forward indefinitely. While these federal NOLs do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2020 to 80% of taxable income. The Company has state NOLs of $28,845,878 that start expiring in 2025. In addition, the Company has foreign NOLs of $40,857,236 that start expiring in 2042.

As of December 31, 2024, the Company has a federal and state net operating loss carryforwards of approximately $61,117,035 and $26,659,210, respectively. Of those balances, the Company has $6,296,936 of federal net operating losses expiring in 2035-2037 and the remaining amounts have no expiration. The Company has a foreign net operating loss carryforwards of $36,139,319 which expire in 2028-2030. The Company has state net operating carryforwards of $7,213,814 which expire between 2024-2041, and the remaining amounts have no expiration.

Under Internal Revenue Code Section 382, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since becoming a "loss corporation" as defined in Section 382. Future changes in stock ownership, which may be outside the Company's control, may trigger an ownership change. In addition, future equity offerings or acquisitions that have an equity component of the purchase price could result in an ownership change. If an ownership change has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited.

The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management has considered all positive and negative evidence in connection with the realization of the deferred tax assets based on projected future taxable income and tax planning strategies. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Therefore, the Company continues to record a 100% valuation allowance against all deferred tax assets as of December 31, 2025 and 2024. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for the year ending December 31, 2025 increased by $3,871,597.

Income tax returns are filed in the United States and various state jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. Due to net operating loss carryforwards, the Company's returns remain open for all prior years.

During the years ended December 31, 2025 and 2024, the Company did not recognize any uncertain tax positions, interest or penalty expense related to income taxes. AgEagle files U.S. federal and state income tax returns, as required by law. The federal return generally has a three-year statute of limitations, and most states have a four-year statute of limitations; however, the taxing authorities can review the tax year in which the net operating loss was generated when the loss is utilized on a tax return. Income tax returns are filed in the United States and various state jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. Due to net operating loss carryforwards, the Company's returns remain open for all prior years.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 15 – Income Taxes – Continued

Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures by requiring, among other things, (i) expanded rate reconciliation disclosures with specified categories presented both in dollar amounts and as a percentage of pretax loss, and (ii) disaggregation of income taxes paid (net of refunds) by federal, state and foreign jurisdictions, including separate disclosure of material jurisdictions.

The disclosures for the year ended December 31, 2024 were prepared in accordance with the income tax disclosure requirements of ASC 740-50 prior to the adoption of ASU 2023-09, and are presented in the format previously required.  Accordingly, the 2024 rate reconciliation and related disclosures reflect the previously required categories and disclosure objectives under the prior guidance

For the years ended December 31, 2025 and 2024, a reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2025		2024
	Amount	Rate	Rate	Amount
Computed tax at the expected statutory rate	$(168,936)	21.00%	$(7,358,751)	21.00%
State and local income taxes, net of federal	(15,419)	1.92%	(89,564)	0.26%
Goodwill impairment	1,022,002	(127.04)%	618,030	(1.76)%
Other permanent items	1,922	(0.24)%	1,818	(0.01)%
Other adjustments	(35,755)	0.64%	175,593	(0.50)%
Return to provision adjustment	(1,800,287)	223.79%	(39,243)	0.11%
Loss on equity financing	(1,930,875)	240.02%	4,413,006	(12.59)%
Foreign tax differential	(944,249)	21.16%	401,625	(1.15)%
Change in valuation allowance	3,871,597	(381.25)%	1,877,486	(5.36)%
Income tax expense (benefit)	$—	—%	$—	—%

As of December 31, 2025 and 2024, the temporary differences, tax credits and carryforwards that gave rise to the following deferred tax assets (liabilities):

Deferred Tax Assets:	2025	2024
Other current liabilities	$—	$—
Equity compensation	1,158,437	1,144,145
Other accrued expenses	74,855	15,602
Net operating loss carry forward	20,958,626	18,745,081
Tax credits	—	150,351
Intangible assets	1,304,514
Inventory reserve	24,608	—
Right of use (ROU) - liability	19,055	87,795
Property and equipment	21,687	26,978
Total deferred tax assets	23,561,782	$20,169,952
Valuation allowance	(23,543,847)	(19,672,250)
Total deferred tax assets, net	17,935	497,702
Deferred Tax Liabilities:
Intangible assets	-	(423,135)
Right of use (ROU) - asset	(17,935)	(74,567)
Total deferred tax liabilities	$(17,935)	$(497,702)
Net deferred tax	$—	$—

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 15 – Income Taxes – Continued

The Company’s provision is primarily driven by the full valuation allowance in 2025 and 2024.

The Company’s loss before provision for incomes taxes consisted of the following amounts:

	For the Years Ended December 31,
	2025	2024
United States	$(804,457)	$(29,471,281)
International	(4,475,260)	(5,570,392)
Total net loss before provision for income taxes	$(5,279,717)	$(35,041,673)

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

The Company conducts the business through the following three operating segments: Drones, Sensors, and SaaS.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, notes receivable, right of use asset and other assets.

As of  December 31, 2025 and 2024 and for the years then ended, operating information about the Company’s reportable segments consisted of the following:

Goodwill and Assets

	Corporate	Drones	Sensors	SaaS	Total
As of December 31, 2025
Assets	$30,086,163	$8,821,960	$3,321,218	$—	$42,229,341

As of December 31, 2024
Goodwill	$—	$—	$4,459,644	$—	$4,459,644
Assets	$3,804,628	$7,028,158	$9,744,152	$4,616	$20,581,554

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 16 – Segment Information – Continued

Net (Loss) Income

	Corporate	Drones	Sensors	SaaS	Total
Year ended December 31, 2025
Revenues	$—	$7,857,059	$4,954,023	$—	$12,811,082
Cost of sales	—	3,385,315	2,785,853	—	6,171,168
Compensation and related expenses	988,466	4,918,999	1,668,747	—	7,576,212
Professional fees	685,515	440,631	219,797	—	1,345,943
Other operating expenses	2,456,409	2,961,431	1,130,55	107,647
Impairment charge	—	—	5,792,932	—	5,792,932
Loss from operations	$(4,130,390)	$(3,849,319)	$(6,643,361)	$(107,647)	$(14,730,717)
Other income (expense), net	9,280,600	(301,905)	472,305	—	9,451,000
Net loss	$5,150,210	$(4,151,224)	$(6,171,056)	$(107,647)	$(5,279,717)

Year ended December 31, 2024
Revenues	$—	$6,410,305	$6,663,196	$319,276	$13,392,777
Cost of sales	—	3,288,665	3,534,296	281,180	7,104,141
Compensation and related expenses	457,324	5,643,297	1,325,552	827,418	8,253,591
Professional fees	656,699	794,842	634,186	271,888	2,357,615
Other operating expenses	2,701,359	1,946,947	451,447	270,046	5,369,799
Impairment charge	—	—	2,943,000	—	2,943,000
Loss from operations	$(3,815,382)	$(5,263,446)	$(2,225,285)	$(1,331,256)	$(12,635,369)
Other income (expense), net	(22,331,474)	(60,841)	(13,989)	—	(22,406,304)
Net loss	$(26,146,856)	$(5,324,287)	$(2,239,274)	$(1,331,256)	$(35,041,673)

Other segment expenses are primarily comprised of software and IT related subscriptions, rent, insurance, listing fees to be public, and other general and administrative costs.

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Year ended December 31, 2025
North America	$617,812	$1,349,831	$—	$1,967,643
Latin America	1,197,747	219,947	—	1,417,694
Europe, Middle East and Africa	5,807,471	1,850,191	—	7,657,662
Asia Pacific	234,029	1,368,145	—	1,602,174
Other	—	165,909	—	165,909
Total	$7,857,059	$4,954,023	$—	$12,811,082

Year ended December 31, 2024
North America	$1,806,630	$1,956,620	$310,633	$4,073,883
Latin America	1,040,864	284,509	5,185	1,330,558
Europe, Middle East and Africa	3,299,302	2,863,566	495	6,163,363
Asia Pacific	263,509	1,367,301	2,468	1,633,278
Other	—	191,200	495	191,695
Total	$6,410,305	$6,663,196	$319,276	$13,392,777

Note 17 – Subsequent Events

               On  January 1, 2026, a lease commenced for a 33,144 square foot space located in Dallas, Texas. The lease term ends January 31, 2031 with one optional extension of sixty months.  Monthly rental payments required over the lease term range from $36,597 - $42,813 with annual increases of 3.75% commencing on February 1 of each year. The first month of rent was abated and a $165,720 tenant improvement allowance was provided by the landlord. The lease required a security deposit of $162,000 and a standby letter of credit of $165,720.

On January 2, 2026 Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 500 shares of Series F convertible into 586,441 shares of common stock, in the aggregate, at a conversion price of $0.8526 and warrants to purchase up to 586,441 shares of common stock at an exercise price of $0.8526 per share for an aggregate purchase price of $500,000.

           On January 22, 2026, a special meeting of stockholders was held and the stockholders approved an increase to the number of shares that may be issued under our 2017 Omnibus Equity Incentive Plan from 300,000 to 2,300,000, which was previously approved by the Board on November 24, 2025 and subject to approval by our stockholders.

        On January 22, 2026, a special meeting of stockholders was held and the stockholders approved the AgEagle Aerial Systems Inc. Employee Stock Purchase Plan (the "ESPP").  The purpose of the ESPP is to attract the services of new employees, to retain the services of existing employees, and to provide incentives for such individuals to exert maximum efforts toward our success by purchasing shares of common stock on favorable terms. The ESPP would be open to a broad base of full-time employees and would help further align their financial interests with those of existing stockholders. The following is a summary of the relevant terms of the ESPP.

Shares Available for Issuance

The maximum aggregate share reserve under the ESPP available for purchase shall be equal to 500,000 shares of common stock. The maximum aggregate number of shares available for purchase under the ESPP will be subject to certain adjustments in the event that any dividend or other distribution (whether in the form of cash, common stock, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of common stock or other securities of the Company, or other change in the Company’s structure affecting the common stock, occurs. Any increase in the aggregate number of shares of stock to be issued under the ESPP is subject to the approval of the Company’s stockholders.

Administration

The ESPP will be administered by the Committee (as defined in the ESPP). The Committee has the authority to construe and interpret the ESPP, prescribe, amend and rescind rules relating to the ESPP’s administration and take any other actions necessary or desirable for the administration of the ESPP including, without limitation, adopting sub-plans applicable to particular subsidiaries or locations, which sub-plans may be designed to be outside the scope of Section 423 of the Code. The Committee may correct any defect or supply any omission or reconcile any inconsistency or ambiguity in the ESPP, and decisions of the Committee will be final and binding on all persons.

Eligibility

Employees who (i) have been employed by the Company or a subsidiary for at least 2 years and (ii) are customarily employed for at least 20 hours per week are eligible to participate in the ESPP. However, we are allowed to exclude “highly compensated employees” of the Company (within the meaning of Section 414(q) of the Code) or a sub-set of such highly compensation employees. We expect to exclude our executive officers from participating in the ESPP. Excluding executive officers, there were approximately 52 employees who would be eligible to participate in the ESPP as of November 24, 2025.

Each eligible employee will be able to authorize payroll deductions from his or her paycheck in an amount equal to at least 1%, but not more than 10% of his or her compensation on each pay day occurring during an Offering Period (as defined below) (or such other maximum percentage as the Committee may establish from time to time before an Offering Period begins). At the beginning of each Offering Period, each participating employee will be granted an option to purchase a number of shares of common stock determined by dividing such employee’s accumulated payroll deductions by the applicable purchase price. Notwithstanding the foregoing, no eligible employee will be granted such an option if (i) immediately after the grant of the option, such employee (or any other person whose stock would be attributed to such employee pursuant to Section 424(d) of the Code) would own capital stock of the Company or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any subsidiary or (ii) such option would permit his or her rights to purchase stock under all employee stock purchase plans (described in Section 423 of the Code) of the Company and its subsidiaries to accrue at a rate that exceeds $10,000 of the fair market value of such stock (determined at the time the option is granted) in any calendar year. In addition, no employee will be permitted to purchase more than 2,500 shares of common stock during an Offering Period (subject to adjustment in accordance with the terms of the ESPP).

Offering Periods and Purchase Price

The ESPP will be implemented by a series of Offering Periods, each of which will be 6 months in duration, with new periods commencing on or about January 1st and July 1st of each year (or such other times as determined by the Committee) (each, an “Offering Period”). The Committee may also specify Offering Periods with a duration of not more than 27 months and may specify shorter purchase periods within each offering. During each period, payroll deductions will accumulate, without interest. If any Offering Period is terminated before its scheduled expiration, all amounts that have not been used to purchase shares of common stock will be returned to the applicable employees (without interest, except as otherwise required by law).

On the last day of each period, accumulated payroll deductions will be used to purchase shares of the Company’s common stock for participating employees. For purposes of the ESPP, the purchase price will be equal to the lesser of (i) 90% (or such greater percentage as designated by the Committee) of the fair market value of a share of common stock on the first trading day of the applicable Offering Period or (ii) 90% (or such greater percentage as designated by the Committee) of the fair market value of a share of common stock on the date such a share is purchased. The fair market value of the Company’s common stock for this purpose will generally be the closing price on The New York Stock Exchange as reported by the Wall Street Journal for the date in question, or if such date is not a trading day, for the last trading day before the date in question.

The ESPP will automatically terminate on the 10-year anniversary of its effective date. In addition, the Committee may, in its sole discretion, suspend or terminate the ESPP at any time and for any reason. Any amendment is subject to the approval of the Company’s stockholders only to the extent required under applicable law or regulation, including Section 423 of the Code.

On March 4, 2026, AgEagle Aerial Systems Inc.  entered into a private placement subscription (the “Agreement”) with Aerodrome Group Ltd. (“Aerodrome”). Pursuant to the Agreement, the Company purchased 11,523,750 ordinary shares of Aerodrome at a price of 0.80 NIS per share for an aggregate of 9,219,000 NIS or $3,000,000 USD.

On March 4, 2026 an investor exercised its right under the Securities Purchase Agreement to purchase an additional 250 shares of Series G convertible into 250,000 shares of common stock, in the aggregate, at a conversion price of $1.00 per share for an aggregate purchase price of $250,000. Immediately after the purchase they exercised their right to convert 250 preferred shares into 250,000 common stock.

On March 5, 2026 Alpha exercised its right under the Securities Purchase Agreement to purchase an additional 2,000 shares of Series G convertible into 2,000,000 shares of common stock, in the aggregate, at a conversion price of $1.00 per share for an aggregate purchase price of $2,000,000. Immediately after purchase they exercised their right to convert 1,000 preferred shares into 1,000,000 common stock.

As of March 31, 2026, Alpha has converted 2,759 shares of Preferred Stock Series F into 3,235,983 shares of Common Stock. In addition, Alpha exercised 1,128,050 warrants of Series F into 1,128,050 shares of common stock at an exercise price of $0.8526 for an aggregate amount of $961,775. Also, Alpha exercise 358,806 Seirs F warrants into 358,806 shares of common stock, on a cashless basis.

As of March 31, 2026, Alpha and other investors converted 7,940 shares of Preferred Stock Series G into 9,010,144 shares of Common Stock at an exercise price of between $0.8526 and $1.00.