Form 10-Q
period 2026-03-31
AgEagle Aerial Systems Inc.
filed 2026-05-15
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-36492

AGEAGLE AERIAL SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0422242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Century Pkwy #250 Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 667-7118

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	UAVS	NYSE American LLC

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

As of May 15, 2026, there were 58,597,120 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2026	December 31,
	(unaudited)	2025
ASSETS
CURRENT ASSETS:
Cash	$26,911,440	$29,858,655
Accounts receivable, net	753,390	3,448,909
Inventories, net	5,719,108	5,662,384
Investment in equity securities, at fair value	9,477,682	—
Prepaid and other current assets	619,565	556,655
Total current assets	43,481,185	39,526,603

Property and equipment, net	626,432	331,818
Right-of-use assets	3,551,069	1,869,589
Intangible assets, net	38,946	56,850
Other assets	416,045	444,481
Total assets	$48,113,677	$42,229,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,274,023	$1,610,229
Accrued liabilities	1,726,489	2,300,684
Contract liabilities	83,279	127,874
Current portion of lease liabilities	1,137,611	849,599
Current portion of COVID loan	155,193	104,787
Total current liabilities	4,376,595	4,993,173

Long-term portion of lease liabilities	2,457,247	1,024,878
Long-term portion of COVID loan	154,989	209,563
Warrant liabilities	55,000	50,000
Defined benefit plan obligation	212,038	215,021
Total liabilities	7,255,869	6,492,635

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 1,863 and 4,122 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	4
Preferred Stock, Series G Convertible, $0.001 par value, 100,000 shares authorized, 500 and 6,190 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	6
Common Stock, $0.001 par value, 200,000,000 shares authorized, 57,346,783 and 43,613,800 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	57,347	43,614
Additional paid-in capital	271,660,183	266,736,538
Accumulated deficit	(231,163,762)	(231,234,641)
Accumulated other comprehensive income	304,038	191,185
Total stockholders’ equity	40,857,808	35,736,706
Total liabilities and stockholders’ equity	$48,113,677	$42,229,341

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$1,401,207	$3,649,410
Cost of sales	816,278	1,515,592
Gross Profit	584,929	2,133,818

Operating expenses:
General and administrative	2,754,030	1,972,811
Research and development	1,763,142	736,411
Sales and marketing	1,165,829	427,141
Total operating expenses	5,683,001	3,136,363
Loss from operations	(5,098,072)	(1,002,545)

Other income (expense):
Interest income (expense) net	152,514	(57,529)
Unrealized gain on investment in equity securities	6,477,682	—
(Loss) gain on change in fair value of warrant liabilities	(5,000)	7,780,000
Other income (expense), net	(106,762)	340,113
Total other income, net	6,518,434	8,062,584
Net income before provision for income taxes	1,420,362	7,060,039
Provision for income taxes	—	—
Net income	1,420,362	7,060,039
Accrued dividends on Series F Preferred Stock	(30,997)	(67,651)
Deemed dividends on Series F and G Preferred Stock and Warrants	(1,349,483)	(1,056,332)
Net income attributable to common stockholders	$39,882	$5,936,056

Net income per common share - Basic	$0.00	$0.51
Net income (loss) per common share - Diluted	$0.00	$(0.09)

Weighted average number of shares outstanding during the period – Basic	53,366,403	11,649,682
Weighted average number of shares outstanding during the period – Diluted	57,240,496	20,194,461

Comprehensive income:
Net income	$1,420,362	$7,060,039
Amortization of unrecognized periodic pension costs	346,908	107,565
Foreign currency cumulative translation adjustment	(234,055)	(21,779)
Total comprehensive income, net of tax	$1,533,215	$7,145,825

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE three months ended March 31, 2026

(UNAUDITED)

	Par $0.001
	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2025	4,122	$4	6,190	$6	43,613,800	$43,614	$266,736,538	$191,185	$(231,234,641)	$35,736,706
Issuance of Series F Preferred Stock and warrants	500	—	—	—	—	—	500,000	—	—	500,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(2,759)	(2)	—	—	3,235,983	3,236	(3,234)	—	—	—
Cashless exercise of Series F Warrants	—	—	—	—	358,806	359	(359)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(30,997)	—	—	(30,997)
Conversion of Preferred Stock, Series G Convertible to shares of Common Stock	—	—	(7,940)	(8)	9,010,144	9,010	(9,002)	—	—	—
Issuance of Series G Preferred Stock	—	—	2,250	2	—	—	2,249,998	—	—	2,250,000
Exercise of Series F Warrants	—	—	—	—	1,128,050	1,128	960,647	—	—	961,775
Stock-based compensation expense	—	—	—	—	—	—	74,609	—	—	74,609
Deemed dividends on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	1,349,483	—	(1,349,483)	—
Issuance costs for sale of Series G Preferred Stock	—	—	—	—	—	—	(167,500)	—	—	(167,500)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	346,908	—	346,908
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(234,055)	—	(234,055)
Net income	—	—	—	—	—	—	—	—	1,420,362	1,420,362
Balance as of March 31, 2026	1,863	$2	500	$—	57,346,783	$57,347	$271,660,183	$304,038	$(231,163,762)	$40,857,808

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three months ended March 31, 2025

(UNAUDITED)

	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	5,935	$6	—	$—	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Series F Preferred Stock and warrants, net of issuance costs	1,500	1	—	—	—	—	1,499,999	—	—	1,500,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(2,410)	(2)	—	—	2,190,908	2,191	(2,189)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(67,651)	—	—	(67,651)
Exercise of Series B Warrants	—	—	—	—	267,849	268	520,565	—	—	520,833
Stock-based compensation expense	—	—	—	—	—	—	49,880	—	—	49,880
Conversion of Convertible Note principal to Common Stock	—	—	—	—	700,000	700	769,300	—	—	770,000
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	1,056,332	—	(1,056,332)	—
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	107,565	—	107,565
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(21,779)	—	(21,779)
Net income	—	—	—	—	—	—	—	—	7,060,039	7,060,039
Balance as of March 31, 2025	5,025	$5	—	$—	12,820,421	$12,821	$216,542,203	$(590)	$(212,377,511)	$4,176,928

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,420,362	$7,060,039
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	74,609	49,880
Depreciation and amortization	76,017	246,650
Amortization of debt discount and warrant modification	—	35,265
Unrealized gain on short-term investment in equity securities	(6,477,682)	—
Loss (gain) on change in fair value of warrant liabilities	5,000	(7,780,000)
Changes in operating assets and liabilities:
Accounts receivable, net	2,701,756	314,989
Inventories, net	(103,781)	(81,590)
Prepaid expenses and other assets	23,914	31,399
Accounts payable	(335,018)	(1,165,997)
Accrued liabilities and other liabilities	281,701	(49,358)
Contract liabilities	(27,133)	44,167
Net cash used in operating activities	(2,360,255)	(1,294,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(356,982)	(10,424)
Purchase of short-term investment in equity securities	(3,000,000)	—
Net cash used in investing activities	(3,356,982)	(10,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series B warrants	—	170,833
Proceeds from the sale of Series F preferred stock and warrants	500,000	1,500,000
Proceeds from the exercise of Series F warrants	961,775	—
Proceeds from the sale of Series G preferred stock	2,250,000	—
Repayments on COVID loans	—	(100,930)
Payment on accrued dividends	(853,679)	—
Repayment on other short-term loans	—	(135,000)
Issuance costs for sale of Series G preferred stock	(167,500)	—
Net cash provided by financing activities	2,690,596	1,434,903

Effects of foreign exchange rates on cash flows	79,426	40,740

Net change in cash	(2,947,215)	170,663
Cash at beginning of period	29,858,655	3,613,996
Cash at end of period	$26,911,440	$3,784,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$35,265
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	$3,236	$2,191
Conversion of Preferred Stock Series G to Common Stock	$9,010	$—
Series F Warrants exchanged for shares of Common Stock	$359	$—
Accrued dividends on Series F Preferred Stock	$30,997	$67,651
Deemed dividends on Series F Preferred Stock and warrants and Series G Preferred Stock	$1,349,483	$1,056,332
Accrued expense settled with Series B Warrant exercise	$—	$350,000
Initial recognition of ROU asset and operating lease liabilities	$2,008,598	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation

Description of Business – AgEagle™ Aerial Systems Inc. (“AgEagle”, the “Company”, “we”, “our” or "EagleNXT”) through its wholly owned subsidiaries,

 is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for its customers.

Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight and/or Operations Over People in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of War.

The Company is currently headquartered in Allen, Texas, where we house our sensor and drone manufacturing operations, and we operate drone distribution and coordinate global customer service operations out of Raleigh, North Carolina. In addition, the Company operates engineering and drone manufacturing operations in Lausanne, Switzerland in support of our international business activities.

On September 11, 2025 the Company rebranded to EagleNXT. The rebrand to EagleNXT underscores the Company’s commitment to advancing best-in-class drones, sensors, and software that serve both government and commercial markets.

The Company’s mission statement, EagleNXT protects what matters most: lives, land, and the pursuit of peace, serves as the foundation of the rebrand and communicates EagleNXT’s focus on innovation, resilience, and long-term value creation.

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

The condensed consolidated financial statements include the accounts of AgEagle and its wholly-owned subsidiaries, AgEagle Aerial, Inc., Measure Global, Inc, (currently inactive with no operations), senseFly S.A. and senseFly Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the three months ended March 31, 2026, the Company had net income of $1,420,362 due to the unrealized gain on an equity investment of $6,477,682 and used cash in operating activities of $2,360,255. As of March 31, 2026, the Company has a working capital of $39,104,590, an accumulated deficit of $231,163,762, and a cash balance of approximately $26,911,000.  Recently, the Company has been generating capital from the sale of its Series F 5% Convertible Stock ("Series F") and Series G Convertible Preferred Stock ("Series G") (see Note 7).  During the three months ended March 31, 2026, the Company generated $2,750,000 in net proceeds from the issuance of Series F and Series G. As of March 31, 2026, 500 and 85,250 shares of Series F and Series G with a stated value of $1,000 per share remain available for issuance, respectively.

We believe our current cash balance, working capital, Securities Purchase Agreement (the "Series F Agreement") and our ability to continue raising capital through the issuance of Series F and Series G preferred stock, help alleviate previous doubt regarding our ability to continue as a going concern. As of March 31, 2026, we believe our cash balance is sufficient enough to meet our financial obligations for at least the next twelve months from the date these condensed consolidated financial statements are issued and we have access to sufficient capital to implement our business strategy while meeting our financial obligations.

Note 2 – Summary of Significant Accounting Policies

Risks and Uncertainties – Global economic challenges, including the impact of the war in Ukraine and Iran, rising inflation supply-chain disruptions, and adverse labor market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the Unmanned Aerial Vehicle (UAV) industry and the Company’s operational and financial performance remain uncertain and outside of the Company’s control. Specifically, because of the aforementioned continuing risks, the Company’s ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either the Company or any of its third parties used in our manufacturing and assembly processes continue to be adversely impacted by these matters, the Company’s supply chain may be disrupted, limiting its ability to manufacture and assemble products. The Company expects inflation and supply-chain disruptions and its effects to continue to have a significant negative impact on its business for an extended period of time. The company continues to monitor developments in trade policy and is evaluating alternatives to mitigate the impact of these tariffs, including supplier diversification. However, additional or sustained tariff actions could materially and adversely affect our operations, financial condition, and results of operations.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for obsolete inventory and fair value of deemed dividends resulting from the triggering of down round provisions embedded in our equity-linked instruments.

Accounts Receivable and Credit Policy –  Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of  March 31, 2026 , December 31, 2025, and January 1, 2025, the Company had an accounts receivable balance of approximately $0.75 million, $3.4 million and $1.4 million, respectively. The Company generally does not charge interest on overdue customer a ccount balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under Accounting Standards Codification ("ASC") 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, age of the receivable, expected loss rates and general economic conditions. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. As of  March 31, 2026, December 31, 2025 and January 1, 2025, the Company had an allowance for credit losses balance of $0.04 million, $0.04 million and $0.02 million, respectively.

      Investments in Equity Securities, at Fair Value - During the three months ended March 31, 2026, the Company acquired an investment in a marketable equity security with a readily determinable fair value.  We have applied the provisions of ASC 321, Investments - Equity Securities as our interest is less than a twenty percent and we do not have the ability to exercise significant influence over operating and financial policies of the investee. Equity investments within the scope of ASC 321 are carried at fair value with unrealized gains or losses recorded as net unrealized gain (loss) on equity investments, a component of other income, in the accompanying condensed consolidated statements of operations. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the condensed consolidated statements of operations.  The investment is classified within current assets on the condensed consolidated balance sheets based on management's ability to hold or dispose of portions or all of the marketable security within the next twelve months.  Fair value is determined based on the quoted market price of the security on the principal exchange on which it trades as of the balance sheet date and is classified as Level 1 within the fair value hierarchy established by ASC 820, Fair Value Measurement, as the valuation is based on unadjusted quoted prices in active markets for identical assets. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Fair Value of Financial Instruments - The Company measures the fair value of financial instruments in accordance with U.S. GAAP, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  U.S. GAAP describes three levels of inputs that may be used to measure fair value:

                             Level 1 - quoted prices in active markets for identical assets or liabilities.

                          Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

                          Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

   See Note 6 for details of assets and liabilities recorded at fair value on a recurring basis.

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

The Company recognizes revenue on sales to customers, dealers, and distributors upon satisfaction of performance obligations which occurs once control transfers to customers, which is when product is shipped or delivered depending on specific shipping terms and, where applicable, a customer acceptance has been obtained. The fee is not considered to be fixed or determinable until all material contingencies related to the sales have been resolved. The Company records revenue in the consolidated statements of operations and comprehensive loss, net of any sales, use, value added, or certain excise taxes imposed by governmental authorities on specific sales transactions and net of any discounts, allowances and returns. Therefore, revenue is recognized at a point in time.

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

Additionally, customer payments or deposits received in advance of the Company completing performance obligations are recorded as contract liabilities. As of March 31, 2026, December 31, 2025, and January 1, 2025 we have $83,279, $127,874 and $148,054 of advanced customer payments presented as contract liabilities on the accompanying condensed consolidated balance sheets, respectively. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. During the three months ended March 31, 2026, we recognized $125,923 of revenue that was deferred as a contract liability as of December 31, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Summary of Significant Accounting Policies - A description of all of the Company’s significant accounting policies and other financial information is included in the Company’s audited consolidated financial statements filed on March 31, 2026, with the SEC on Form 10-K for the year ended December 31, 2025. These policies have been applied consistently in these unaudited condensed interim consolidated financial statements.

Income (Loss) Per Common Share and Potentially Dilutive Securities – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus Common Stock (as defined below), equivalents (if dilutive) related to unvested restricted stock units ("RSUs"), warrants, and convertible instruments. When the Company reports a net loss, the calculation of diluted net loss per share excludes potential common shares as their effect would be anti-dilutive.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income (loss) per share of common stock attributable to common stockholders for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$1,420,362	$7,060,039
Accrued dividends on Series F Preferred Stock	(30,997)	(67,651)
Deemed dividends	(1,349,483)	(1,056,332)
Numerator for basic EPS - net income (loss) available to common stockholders	39,882	5,936,056

Effect of convertible securities and liability classified equity instrument:
Accrued dividends on Series F Preferred Stock	30,997	67,651
Interest expense on convertible note payable	—	18,802
Loss (gain) on change in fair value of warrant liabilities	5,000	(7,780,000)
Numerator for diluted EPS - net income (loss) available to common stockholders	$75,879	$(1,757,491)

Denominator:
Denominator for basic EPS - weighted average shares	53,366,403	11,649,682

Effect of dilutive securities:
Incremental shares for outstanding warrants (Series A, B and F)	985,344	3,510,206
Convertible note and accrued interest	—	572,054
Convertible Series F Preferred Stock	2,197,712	4,392,119
Convertible Series G Preferred Stock	500,000	—
Incremental unvested restricted stock units	191,037	70,400
Denominator for diluted EPS - weighted average shares	57,240,496	20,194,461

Net loss per common share - basic	$0.00	$0.51

Net loss per common share - diluted	$0.00	$(0.09)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

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

Recently Issued Accounting Pronouncements Not Yet Adopted – In March 2024, the Securities and Exchange Commission (“SEC”) released a final rule that requires registrants to provide comprehensive climate-related disclosures in their annual reports and registration statements, including those for IPOs, beginning with annual reports for the year ending December 31, 2027, for smaller reporting companies (“SRC”). Registrants must disclose climate-related financial metrics and impacts on their financial estimates and assumptions in a footnote to the audited financial statements. The disclosures will also need to be addressed as part of management’s internal control over financial reporting (“ICFR”) and will be subject to the financial statement and ICFR audit (if applicable) of an independent registered public accounting firm. We are currently evaluating the impact of the improvements to our disclosure.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation of Income Statement Expenses (“DISE”), a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard and its impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present and future condensed consolidated financial statements.

Note 3 – Inventories, Net

As of March 31, 2026 and December 31, 2025, inventories, net consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$3,750,776	$3,788,631
Work in process	720,659	820,398
Finished goods	1,720,849	1,522,861
Gross inventories	6,192,284	6,131,890
Less: Provision for obsolescence	(473,176)	(469,506)
Inventories, net	$5,719,108	$5,662,384

Note 4 - Investment in Equity Securities

            On March 4, 2026, the Company executed a private placement subscription form (the "Subscription") with Aerodrome Group Ltd. ("ARDM"), a company whose ordinary shares are listed for trading on the Tel Aviv Stock Exchange Ltd. ("TASE").  Pursuant to the Subscription, the Company purchased 11,523,750 ordinary shares of ARDM for $3,000,000, or $0.26 per share. The Company's ownership in ARDM is approximately 12%. The Subscription includes a non-binding strategic framework, subject to the execution of mutually definitive agreements and applicable regulatory approvals, for the establishment of a joint venture ("JV") between AgEagle and ARDM for the distribution and marketing of advanced autonomous uncrewed systems, including loitering munitions, in the United States and Canadian markets, as long as AgEagle continues to hold ARDM ordinary shares. AgEagle has the sole and exclusive right to establish the JV for a period of eighteen months following the initial investment with ownership of the JV being split 51% and 49% between AgEagle and ARDM, respectively. As of March 31, 2026, the JV has not yet been established.  Due to our ownership being less than 20% and the JV not yet being established, we have accounted for our interest in ARDM in accordance with ASC 321 Investments in Equity Securities. We will continue to evaluate the appropriate accounting model to apply to this equity security investment at each reporting period date. The establishment of the JV could result in us having the ability to exert significant influence over ARDM which would require our investment to be accounted for under ASC 323 as an equity method investment. As of March 31, 2026, our equity investment in ARDM is carried at fair value with changes in fair value being recognized as unrealized gain (losses), a component of other income (expenses) on the condensed consolidated statement of operations.  The activity in our investment in equity securities during the three months ended March 31, 2026 is presented below (see also Note 6):

For the Three Months Ended
March 31, 2026
Beginning balance, at fair value	$—
Purchases	3,000,000
Change in fair value - unrealized gain	6,477,682
Ending balance, at fair value	$9,477,682

Note 5 – COVID Loans

The Company assumed the obligations for two COVID loans originally made by the Small Business Administration to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”).  As of  March 31, 2026, the Company’s outstanding obligations under the senseFly COVID Loans are $310,182.

As of March 31, 2026, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2026 (remaining)	$103,527
2027	206,655
Total	$310,182

Note 6 – Fair Value Measurements

              As disclosed in Note 4, we acquired an investment in equity securities during the three months ended March 31, 2026 that are recorded at fair value each reporting period.  Since the ordinary shares we hold in ARDM trade on the TASE, we have determined the fair value of these shares using quoted market prices on the TASE as of March 31, 2026 (2.5940 NIS or $3.1540) which is a Level 1 input within the fair value measurement hierarchy.

We closed on an offering of units consisting of Common Stock, Series A warrants ("Series A Warrants") and Series B warrants (Series B Warrants") in October 2024 (the “October 2024 Offering"). In connection with the October 2024 Offering, we sold units comprised of Common Stock, Series A Warrants and a Series B Warrants (collectively referred to as the “Warrants”) (see Note 8). The Warrants were deemed to be derivative liabilities, at issuance, due to variability in the ultimate settlement of the Warrants caused by various settlement provisions embedded within the Warrants. Liability classified warrants are reported at fair value upon issuance and subsequently at each reporting period.

On April 2, 2025, the Company and the majority holder of the Series B Warrants, executed an amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B Warrants by removing Section 3.2 of the original warrant agreement in its entirety, so that the Series B Warrant would be accounted for as equity on the consolidated financial statements of the Company (the "Share Combination Event"). Pursuant to the Share Combination Event, if a share split, share dividend, share combination recapitalization or other similar transaction involving common stock occurred after the issuance date of the Series B Warrants, the exercise price of the Series B Warrants would be adjusted to the lowest volume weighted average price during the five days prior to and after such a Share Combination Event if less than the exercise price in effect.  The Company reassessed the classification of the Series B Warrants after the execution of the Series B Amendment and concluded that the Series B Warrants were no longer precluded from being classified within stockholders' equity.  On April 2, 2025, we reclassified the fair value of the outstanding Series B Warrants of $7,766,000 from warrant liability to additional paid-in capital. See Note 8 for further disclosures regarding the Series A Warrants and B Warrants.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at March 31, 2026
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Short-term investment in marketable equity securities, at fair value (asset)	$9,477,682	$—	$—	$9,477,682
Derivative liabilities - Series A warrants	$—	$—	$55,000	$55,000
Total	$9,477,682	$—	$55,000	$9,532,682

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 6 – Fair Value Measurements – Continued

	Fair Value Measurements at December 31, 2025
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities - Series A	$—	$—	$50,000	$50,000
Total	$—	$—	$50,000	$50,000

The fair value of the warrants was determined by using a Black-Scholes pricing model and the following assumptions:

	March 31, 2026	December 31, 2025
Exercise price	$—	$—
Stock price	$0.9040	$0.8138
Expected term (years)	3.50	3.75
Volatility	146.65%	140.18%
Risk-free rate	3.81%	3.64%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	100.00%	100.00%

As of March 31, 2026 and December 31, 2025, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $55,000 and $50,000, respectively. Inherent in option pricing models are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Series A Warrants include an alternate cashless exercise which allows the holder to exercise the warrant for no consideration and receive two shares of common stock. This settlement provision was given a 100% probability in the Black-Scholes computation as it is the most economically beneficial settlement scenario to the holder.

During the three months ended March 31, 2026, we recognized a loss on the change in the fair value of the warrant liabilities of $5,000. A reconciliation of the warrant liabilities is below:

Amount
Balance as of December 31, 2025	$50,000
Change in fair value of warrant liabilities	5,000
Balance as of March 31, 2026	$55,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity

Preferred Series F Convertible Stock

Purchase History

On June 26, 2022, the Company entered into the Series F Agreement with Alpha Capital Anstalt ("Alpha"). Pursuant to the terms of the Series F Agreement, the Board of Directors of the Company (the “Board”) designated a new series of Preferred Stock, the Series F, and authorized the sale and issuance of up to 35,000 shares of Series F with a stated value of $1,000 per share. Pursuant to the Series F Agreement, sales of Series F are accompanied by warrants equal to the number of issuable shares upon conversion of the Series F to Common Stock (the “Series F Warrants”).

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

As consideration for Alpha’s commitment to provide additional funding, the Company agreed to (i) extend the period in which Alpha can exercise its AIR by extending the termination date of December 31, 2025 to June 1, 2026 and (ii) granting Alpha certain registration rights related to the Series F Alpha currently holds and will receive upon further exercises of its AIR. The Company filed the required registration statement to register 6,500,000 shares of Common Stock which was declared effective by the SEC on April 25, 2025.

During the three months ended March 31, 2026, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

●

On January 2, 2026, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 586,441 shares of Common Stock at an initial conversion price of $0.8526 and Series F Warrants to purchase up to 586,441 shares of Common Stock at an initial exercise price of $0.8526. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance triggered down round provisions embedded in certain outstanding equity-linked instruments (the "January 2026 Down Round Trigger"). The impacts of this trigger event have been disclosed below.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

During the three months ended March 31, 2025, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

●  On February 7, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into 450,390 shares of Common Stock at an initial conversion price of $2.2203 and Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance for a period of three years. As of March 31, 2026, this issuance of Series F had been fully converted to shares of Common Stock.

●  On March 17, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 415,420 shares of Common Stock at an initial conversion price of $1.2036 and Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F and Series F Warrants issued on February 7, 2025. See Down Round Triggers and Deemed Dividends resulting from such triggers in Note 7 below. As of March 31, 2026, this issuance of Series F had been fully converted to shares of Common Stock.

Since the execution of the Series F Agreement, the Company has sold and issued Series F and Series F Warrants to Alpha or investors that Alpha has assigned the AIR for cash proceeds through the exercise of the AIR. As of March 31, 2026, a total of 500 Series F shares remain available for issuance.

A summary of the Series F activity for the three months ended March 31, 2026, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2025	Issued	Converted	March 31, 2026	March 31, 2026		March 31, 2026
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.7000	150	—	—	150	$0.8294		180,854
March 6, 2024	1,000	1,000,000	950,000	60.2900	100	—	—	100	0.8294		120,569
May 31, 2024	1,050	1,050,000	1,025,000	32.1500	135	—	—	135	0.8294		162,768
July 18, 2025	1,000	1,000,000	1,000,000	1.4000	422	—	(422)	—	0.8526	(i)	—
July 21, 2025	500	500,000	500,000	1.4000	500	—	(500)	—	0.8526	(i)	—
July 24, 2025	1,000	1,000,000	1,000,000	2.1900	1,000	—	(1,000)	—	0.8526	(i)	—
October 6, 2025	1,000	1,000,000	1,000,000	2.3427	815	—	(640)	175	0.8526	(i)	205,255
November 24, 2025	500	500,000	500,000	1.1347	500	—	(197)	303	0.8526	(i)	355,384
December 22, 2025	500	500,000	500,000	0.9615	500	—	—	500	0.8526	(i)	586,441
January 2, 2026	500	500,000	500,000	0.8526	—	500	—	500	0.8526		586,441
Total March 31, 2026	8,900	$8,900,000	$8,825,000	$—	4,122	500	(2,759)	1,863	$—		2,197,712

(i) - Reflects the conversion price after the January 2026 Down Round Trigger that was triggered with the sale of Series F on January 2, 2026.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

A summary of the Series F activity for the three months ended March 31, 2025, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2024	Issued	Converted	March 31, 2025	March 31, 2025		March 31, 2025
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.7000	150	—	—	150	$1.1000		136,364
March 6, 2024	1,000	1,000,000	950,000	60.2900	435	—	(335)	100	1.1000		90,909
April 12, 2024	1,050	1,050,000	1,050,000	37.0000	1,050	—	(1,050)	—	1.1000		—
May 31, 2024	1,050	1,050,000	1,025,000	32.1500	1,050	—	(525)	525	1.1000		477,273
July 25, 2024	500	500,000	500,000	23.1500	500	—	(500)	—	1.1000		—
August 27, 2024	500	500,000	500,000	20.1900	500	—	—	500	1.1000		454,545
October 1, 2024 (i)	1,500	—	—	12.0000	1,500	—	—	1,500	1.1000		1,363,636
December 18, 2024	750	750,000	750,000	5.2500	750	—	—	750	1.2036	(ii)	623,131
February 7, 2025	1,000	1,000,000	1,000,000	2.2200	—	1,000	—	1,000	1.2036	(ii)	830,841
March 17, 2025	500	500,000	500,000	1.2000	—	500	—	500	1.2036		415,420
Total March 31, 2025	9,700	$8,200,000	$8,125,000	$—	5,935	1,500	(2,410)	5,025	$—		4,392,119

(ii) - Reflects the conversion price after the March 2025 Down Round Trigger that was triggered with the sale of Series F on March 17, 2025.

During the three months ended March 31, 2026 and 2025, the dividends accrued on the Series F were $30,997 and $67,651, respectively. As of  March 31, 2026 and  December 31, 2025, accrued dividends on the Series F total $125,850 and $948,532 which are included in accrued expenses on the unaudited consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the purchase date.   On January 9, 2026, the Company made a cash dividend payment of $853,679.

Series G Convertible Preferred Stock

On  November 5, 2025, the Company executed a certificate of designation (the "Series G Certificate of Designation") of preferences, rights and limitations of the Series G Convertible Preferred Stock, designating 100,000 shares of Series G Convertible Preferred Stock ("Series G"), with a par value of $0.001 and a stated value of $1,000. The shares of Series G have no voting rights except as provided in the Series G Certificate of Designation or as otherwise required by law and only receive dividends when declared by the Board of Directors. Series G have liquidation preferences over common stockholders and are pari passu to Series F.  On  November 5, 2025, the Company entered into a Securities Purchase Agreement with certain existing investors, one of which is Alpha (the "Purchasers"), pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to issue and sell to the Purchasers in a registered direct offering an aggregate of up to 100,000 shares of the Series G. Subject to the terms and conditions of the Series G Certificate of Designation, the Series G were convertible immediately upon issuance, at an initial conversion price equal to $1.2300 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustments in the event of any issuances of Common Stock or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable conversion price (subject to certain exceptions) ("Down Round Provision"). The Company agreed to sell, and the Purchasers, severally and not jointly, agreed to purchase an aggregate of 12,000 shares of Series G on the initial closing date.

On  November 10, 2025, the Company sold 12,000 shares of Series G and received net cash proceeds of $11,507,338.  After issuance of the Series G, the Company sold Series F and Series F Warrants on  November 24, and  December 22, 2025 with conversion and exercise prices of $1.1347 and $$0.9615, respectively. This triggered the Down Round Provision embedded within the Series G and reduced the initial conversion price of $1.2300 to $1.1347 and further to $0.9615 on December 2025.  During the three months ended March 31, 2026, the conversion price was further reduced from $0.9615 to $0.8526 for the 6,190 Series G outstanding upon the January 2026 Down Round Trigger. The impacts of this trigger event are described below.

On March 4 and 5, 2026, the Company sold 250 and 2,000 shares of Series G, respectively, and received aggregate net proceeds of $2,250,000. The Series G are convertible immediately upon issuance, at an initial conversion price equal to $1.00 per share. As of March 31, 2026, the Company has issued a total of 14,250 Series G shares and 85,750 Series G shares remain available for issuance.

A summary of the Series G activity for the three months ended March 31, 2026, is as follows:

				Original	Shares			Shares	Conversion	Shares
	Shares	Gross	Net	Conversion	Outstanding	Series G	Series G	Outstanding	Price at	Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2025	Issued	Converted	March 31, 2026	March 31, 2026	March 31, 2026
November 10, 2025	12,000	$12,000,000	$—	$1.2300	6,190	—	(6,190)	—	$0.9615	—
March 4, 2026	250	250,000	—	1.0000	—	250	(250)	—	1.0000	—
March 5, 2026	2,000	2,000,000	—	1.0000	—	2,000	(1,500)	500	1.0000	500,000
Total March 31, 2026	14,250	$14,250,000	$—	$—	6,190	2,250	(7,940)	500	$—	500,000

Common Stock Issuances

Conversions

During the three months ended March 31, 2026 and 2025, a total of 0 and 700,000 shares of Common Stock were issued for the conversion of $0 and $770,000 of principal outstanding on a convertible note at a conversion ratio of $0 and $1.10, respectively (see Note 5).

During the three months ended March 31, 2026 and 2025, a total of 2,759 and 2,410 Series F were converted into a total of 3,235,983 and 2,190,908 shares of Common Stock, respectively, at a conversion price of $0.8526 and $1.10, respectively.  During the three months ended March 31, 2026 and 2025, a total of 7,940 and 0 Series G were converted into a total of 9,010,144 and 0 shares of Common Stock, respectively.  During the three months ended March 31, 2026, the Series G conversion prices upon conversion were $0.8526 and $1.000.

Warrant Exercises

During the three months ended  March 31, 2026, we issued 1,128,050 shares of Common Stock for the exercise of Series F Warrants with an exercise price of $0.8526 and received aggregate cash proceeds of $961,775. Further, during the three months ended  March 31, 2026 we issued 358,806 shares of Common Stock for the cashless exercise of 671,797 Series F Warrants with an exercise price of $0.8526.

During the three months ended March 31, 2025, we issued 267,849 shares of Common Stock for the exercise of Series B Warrants with an exercise price of $1.9445 and an aggregate exercise price of $520,833. The Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B Warrant holder over a dispute and received approximately $171,000 of cash proceeds.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Down Round Triggers and Deemed Dividends

       We have several outstanding equity classified and equity-linked instruments that include down round provisions in which the conversion or exercise price is adjusted down upon the Company’s issuance of its Common Stock or common stock equivalents at a price per share that is less than the conversion or exercise price of the equity-linked instruments. As of March 31, 2026, these equity-linked instruments include the Series F, Series F Warrants, Series G and Series B Warrants.

      Upon a down round provision being triggered in an equity classified instrument, we compute the incremental value provided to the holder for the reduction in conversion or exercise price using a Black-Scholes model to determine the fair value of the equity-linked instruments prior to and after the down round provision trigger. The incremental value is recorded within stockholders’ equity as a deemed dividend.  Specifically, deemed dividends increase additional paid in capital and increase accumulated deficit and increase total net loss or decrease to total net income attributable to common stockholders in computing earnings per share on the condensed consolidated statements of operations and comprehensive income.

       During the periods ended March 31, 2026 and 2025, we used the following assumptions in the Black-Scholes model used to compute the incremental value for the conversion price reductions in the Series F and Series G and Series F Warrants and Series B Warrants:

	For the Three Months Ended
	March 31,
	2026	2025
Expected term (years)	0.50 - 2.75	2.00 - 3.00
Volatility	144.52 - 158.40%	140.71 - 161.65%
Risk-free rate	3.51 - 3.58%	4.03 - 4.06%
Dividend yield	0.00%	0.00%

Below is a summary of the deemed dividends resulting from the January 2026 Down Round Trigger that reduced the conversion and exercise price of outstanding Series F and Series G, and Series F Warrants, as applicable, during the three months ended March 31, 2026.

Deemed Dividend on Series F and G Preferred Stock
	Description of	Series F and G Shares	Conversion Price	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
January 2, 2026	January 2026 Down Round Trigger	10,324,493	$0.9615	$0.8526	$1,291,691
	Deemed Dividends on Series F and G Preferred Stock				$1,291,691

Deemed Dividend on Series F Warrants
January 2, 2026	January 2026 Down Round Trigger	4,752,651	$0.9615	$0.8526	57,792
	Deemed Dividends on Series F Warrants				$57,792

	Total Deemed Dividends Series F and G Preferred Stock and Series F Warrants				$1,349,483

Below is a summary of the deemed dividends resulting from the March 2025 Down Round Trigger that reduced the conversion and exercise price of outstanding Series F Preferred Stock and Series F Warrants during the three months ended  March 31, 2025.

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 17, 2025	March 2025 Down Round Trigger	5,025	$2.22 - 5.25	$1.2000	$976,637
	Deemed Dividends on Series F Preferred Stock				$976,637

Deemed Dividends on Series F Warrants
March 17, 2025	March 2025 Down Round Trigger	593,247	$2.22 - 5.25	$1.2000	79,695
	Deemed Dividends on Series F Warrants				$79,695

	Total Deemed Dividends Series F PS and Series F Warrants				$1,056,332

Series F and Series F Warrants issued prior to December 2024 have conversion and exercise prices equal to $1.10 and were not impacted by the March 2025 Down Round Trigger.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

 Stock-based Compensation

The Company determines the fair value of awards granted under the 2017 Omnibus Equity Incentive Plan (the “Equity Plan”) based on the fair value of its Common Stock on the date of grant. Stock-based compensation expenses related to grants under the Equity Plan are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

Restricted Stock Units (“RSUs”)

For the three months ended March 31, 2026, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	52,040	$34.26
Granted	858,997	0.95
Cancelled	—	—
Vested and released	(25,000)	1.06
Outstanding as of March 31, 2026	886,037	2.90
Vested as of March 31, 2026	12,437	137.44
Unvested as of March 31, 2026	873,600	$0.98

For the three months ended March 31, 2026, the aggregate fair value of RSU awards at the time of grant was $812,642 based on the market price of our Common Stock on the date of grant.

For the three months ended March 31, 2026, the Company recognized $74,609 of stock-based compensation expense and had approximately $744,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately thirty six months.

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

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

For the three months ended March 31, 2025, the aggregate fair value of RSU awards at the time of vesting was $151,640.

For the three months ended  March 31, 2025, the Company recognized $49,880 of stock-based compensation expense and had approximately $137,886 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately fifteen months.

Note 8 – Warrants

 Equity Classified Warrants

During the three months ended March 31, 2026, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock (see Note 7) pursuant to the exercise of the AIR by Alpha:

●

On January 2, 2026, we issued Series F Warrants to purchase up to 586,441 shares of Common Stock at an initial exercise price of $0.8526. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

During the three months ended March 31, 2025, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock (see Note 7) pursuant to the exercise of the AIR by Alpha:

●	On February 7, 2025, we issued Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●	On March 17, 2025, we issued Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in "the March 2025 Down Round Trigger”, being triggered including with respect to the Series F Warrants issued on February 7, 2025. See the deemed dividends resulting from the March 2025 Down Round Trigger above. See Down Round Triggers and Deemed Dividends in Note 7 above.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the periods presented is as follows:

				Weighted Average
		Weighted Average		Remaining
	Shares	Exercise Price		Contractual Term
Outstanding as of December 31, 2025	4,764,386	$1.0900		2.69
Issued – January 02, 2026	586,441	0.8526		—
Exercise of Series F Warrants	(1,799,847)	0.8526		—
Outstanding as of March 31, 2026	3,550,980	$1.0313	*	2.57
Exercisable as of March 31, 2026	3,550,980	$1.0313	*	2.57

*	Reflects the exercise price after the January 2026 Down Round Trigger

The table above includes the total Series F Warrants issued with Series F Preferred Stock (see Note 7) and the Series B Warrants issued in the October 2024 Offering (see Note 7) of 3,538,691 and 12,290, respectively, that are outstanding as of March 31, 2026.

During the three months ended  March 31, 2026, 1,799,847 Series F Warrants were exercised, and the Company issued 358,806 shares of Common Stock for the cashless exercise of 671,797 Series F Warrants and 1,128,050 shares of Common Stock for cash proceeds of $961,775.

As of March 31, 2026, the intrinsic value of the warrants was $168,851 based on the market price of our stock and the warrant exercise price.

Liability Classified Warrants

The Series A Warrants issued in October 2024, pursuant to an offering, have the following contractual terms.

Each Series A Warrant was immediately exercisable on the date of issuance and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants and Series B Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”).  The Share Combination Event was eliminated from the contractual terms of the Series B Warrants with the execution of the Series B Amendment (see Note 6).  Finally, with certain exceptions, the Series B Warrants provide for a down round adjustment to the exercise price and number of shares underlying the Series B Warrants upon the Company’s issuance of its Common Stock or common stock equivalents at a price per share that is less than the exercise price of the Series B Warrant. The exercise price was adjusted down to $1.20 and further adjusted down to $0.8294 with the March 2025 Down Round Trigger and May 2025 Down Round Triggers, respectively, and an additional 2,582,234 and 3,057,622 warrants, respectively were issued in connection with the reduction so that the aggregate exercise price remains unchanged.  During the three months ended March 31, 2026, we recognized a deemed dividend of $1,349,483, which has been included on the statement of stockholders' equity as a reduction of accumulated deficit and as additional paid-in capital for the incremental value due to the May, July, and August 2025 Down Round Triggers. The March 2025 Down Round Trigger was included in the change in fair value of warrant liabilities as the Series B Warrants were liability classified until April 2, 2025 (see Note 6).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 8 – Warrants – Continued

A summary of activity related to the Series A and B warrants, initially classified as liabilities, for the three months ended March 31, 2026 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding as of December 31, 2025	60,983	$1.9400	3.75
Outstanding as of March 31, 2026	60,983	1.9400	3.50
Exercisable as of March 31, 2026	60,983	$1.9400	3.50

The outstanding and exercisable Series A Warrants provide for an alternative cashless exercise which allows the holder to exercise the Series A Warrant for no consideration and receive two shares of common stock for each warrant exercised.

Note 9 – Commitments and Contingencies

Leases

On  January 1, 2026, a lease commenced for a 33,144 square foot space located in Allen, Texas. The lease term ends January 31, 2031 with one optional extension of sixty months.  Monthly rental payments required over the lease term range from $36,597 - $42,813 with annual increases of 3.75% commencing on February 1st of each year. The first month of rent was abated and a $165,720 tenant improvement allowance was provided by the landlord. The lease required a security deposit of $162,000 and a standby letter of credit of $165,720.  The lease is classified as an operating lease under ASC 842.  At the lease commencement, the Company recognized a right-of-use asset and operating lease liability of $2,008,598, based on present value of future lease payments over the lease term.  The Company used an incremental borrowing rate of 6.43% in determining the present value of lease payments.

As a result of the senseFly acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina and Lausanne, Switzerland. The operating lease in Raleigh expired in July 2023 and the operating lease in Lausanne was set to expire in April 2023. The Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification, therefore, a five year renewal option was automatically triggered in March 2022. The Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of this operating lease total approximately $1,350,118.

   The Company has an operating lease in Wichita, Kansas, which served as its corporate offices. The lease commencement date was November 1, 2023, and will expire on October 31, 2026, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $46,669.

As of March 31, 2026 and December 31, 2025, balance sheet information related to the Company’s operating leases is as follows:

Balance Sheet Location	March 31, 2026	December 31, 2025
Right-of-use assets	$3,551,069	$1,869,589
Current portion of operating lease liability	$1,137,611	$849,599
Long-term portion of operating lease liability	$2,457,247	$1,024,878

As of March 31, 2026, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2026 (remaining)	$1,036,102
2027	1,292,325
2028	682,737
2029	492,410
2030	512,106
Thereafter	42,814
Total future minimum lease payments, undiscounted	4,058,494
Less: Amount representing interest	(463,636)
Present value of future minimum lease payments	3,594,858
Present value of future minimum lease payments – current	1,137,611
Present value of future minimum lease payments – long-term	$2,457,247

As of March 31, 2026 and December 31, 2026, the weighted-average lease-term and discount rate of the Company’s leases are as follows:

Other Information	March 31, 2026	March 31, 2025
Weighted-average remaining lease terms (in years)	3.50	2.20
Weighted-average discount rate	6.2%	6.1%

For the three months ended March 31, 2026 and 2025, supplemental cash flow information related to leases is as follows:

Other Information	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$325,512	$261,222

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of March 31, 2026, the Company had purchase commitments of $2,193,867.

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

During the three months ended March 31, 2026, the Company conducted the business through two primary operating segments: Drones and Sensors. During the year ended December 31,2024, our Software-as-a-service segment ceased operations and did not renew any of its software subscriptions. Transactions in this segment during 2025 consisted primarily of run-off related expenses until this segment was fully shut down. In February 2025, we sold the Measure Global, Inc. domain name and received approximately $250,000 in cash proceeds which has been reflected within other income on the unaudited condensed consolidated statements of operations as the domain name had a net book value of $0.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, right-of-use assets and other assets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 10 – Segment Information – Continued

As of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, operating information about the Company’s reportable segments consisted of the following:

Assets

	Corporate	Drones	Sensors	SaaS	Total
As of March 31, 2026
Assets	$36,700,256	$7,142,773	$4,270,648	$—	48,113,677

As of December 31, 2025
Assets	$30,086,163	$8,821,960	$3,321,218	$—	$42,229,341

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2026
Revenues	$—	$641,527	$759,680	$—	$1,401,207
Cost of sales	—	319,202	497,076	—	816,278
Compensation and related expenses	330,096	1,444,840	482,834	—	2,257,770
Professional fees	195,495	102,746	86,350	—	384,591
Other operating expenses	589,928	1,165,151	1,285,561	—	3,040,640
Income (loss) from operations	$(1,115,519)	$(2,390,412)	$(1,592,141)	$—	$(5,098,072)
Other income (expense), net	6,636,294	(117,860)	—	—	6,518,434
Net income (loss)	$5,520,775	$(2,508,272)	$(1,592,141)	$—	$1,420,362

Three Months Ended March 31, 2025
Revenues	$—	$2,233,409	$1,416,001	$—	$3,649,410
Cost of sales	—	847,202	668,390	—	1,515,592
Compensation and related expenses	299,012	959,694	321,400	—	1,580,106
Professional fees	83,938	115,847	64,213	—	263,998
Other operating expenses	548,002	476,942	241,837	25,478	1,292,259
Income (loss) from operations	$(930,952)	$(166,276)	$120,161	$(25,478)	$(1,002,545)
Other income (expense), net	7,885,614	(9,195)	186,165	—	8,062,584
Net income (loss)	$6,954,662	$(175,471)	$306,326	$(25,478)	$7,060,039

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

(UNAUDITED)

Note 10 – Segment Information – Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2026
North America	$238,332	$275,515	$—	$513,847
Latin America	35,126	85,834	—	120,960
Europe, Middle East and Africa	238,040	289,022	—	527,062
Asia Pacific	130,029	109,309	—	239,338
Other	—	—	—	—
	$641,527	$759,680	$—	$1,401,207

	Drones	Sensors	SaaS	Total
Three Months Ended March 31, 2025
North America	$380,940	$419,091	$—	$800,031
Latin America	330,690	43,934	—	374,624
Europe, Middle East and Africa	1,484,547	750,191	—	2,234,738
Asia Pacific	37,232	149,992	—	187,224
Other	—	52,793	—	52,793
	$2,233,409	$1,416,001	$—	$3,649,410

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2026 and 2025

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

Subsequent to  March 31, 2026, through the date of this filing, the Company has issued a total of 205,254 shares of Common Stock for the conversion of 175 shares of Series F with a stated value of $1,000 per share at a conversion price of $0.8526 on April 14, 2026. In addition, the Company has issued a total of 400,000 shares of Common Stock for the conversion of 400 shares of Series G at a conversion price of $1.00 from May 1 to May 11, 2026.

Subsequent to  March 31, 2026, through the date of this filing, the Company has issued a total of 608,839 shares of Common Stock for the cashless exercise of warrants related to Series F with an exercise price of $0.8526 on April 17, 2026 and April 20, 2026.

On April 13, 2026, the Company entered into a private placement agreement (the "ThirdEye Agreement") with ThirdEye Systems Ltd. ("ThirdEye Systems"). Pursuant to the ThirdEye Agreement, the Company agreed to invest an aggregate amount between $10.0 million and $14.95 million (according to the ILS/U.S. dollar exchange rate of 3.03) in exchange for 3,268,608 ordinary shares and 1,618,227 rights to shares of ThirdEye Systems. The ordinary shares were issued at a price per share equal to 9.27 ILS and the exercise price of the rights to shares is 9.27 ILS per share.

Pursuant to the terms of the ThirdEye Agreement, EagleNXT and ThirdEye Systems also entered into a joint venture agreement (the “JV Agreement”) on April 13, 2026 that provided for the formation of ThirdEye USA, LLC (“ThirdEye USA”) as a Delaware limited liability company. ThirdEye USA will provide a line of counter-drone products and systems to the U.S. and Canadian markets. The Company will own 51.0% of ThirdEye USA and has the right to appoint three of its five managers. EagleNXT anticipates that ThirdEye USA will be operational by end May 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of the Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle” or the “Company”, “we”, “our” or “us”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for our customers. Founded in 2010, AgEagle was originally formed to pioneer proprietary, professional-grade, fixed-winged drones and aerial imagery-based data collection and analytics solutions for the agriculture industry. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced, autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors and software for industries that include military/defense, public safety, surveying/mapping, agriculture, and utilities/engineering, among others. AgEagle has also achieved numerous regulatory firsts, including earning governmental approvals for its commercial and tactical drones to fly Beyond Visual Line of Sight (“BVLOS”) and/or Operations Over People (“OOP”) in the United States, Canada, Brazil and the European Union and being awarded Blue UAS certification from the Defense Innovation Unit of the U.S. Department of War ("DoW").

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

The Company is currently headquartered in Allen, Texas where we house our sensor manufacturing operations, and we manufacture drones in Lausanne, Switzerland. We also operate a distribution and service center for our drone products in Raleigh, North Carolina. which supports our international business activities.

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

●

In December 2022, we unveiled our new eBee™ VISION, a small, fixed-wing UAS designed to provide real-time, enhanced situational awareness for critical intelligence, surveillance and reconnaissance missions; to produce and deliver eBee™ VISION fixed-wing drones and customized command and control software that proves compatible and is in full compliance with the DoW Robotic and Autonomous System-Air Interoperability Profile . In addition, three branches of European military forces accepted delivery of eBee VISION drones in 2023. In support of its sales and pre-order efforts, AgEagle’s team has been engaged in numerous live demonstrations and intensive training sessions with officials from government and military agencies across the world seeking to leverage the power of eBee VISION in their respective drone operations. In July 2023 alone, we completed a comprehensive training session with our first European military customers, who were confirmed as eBee VISION operators and qualified trainers of new users. These new customers confirmed with AgEagle’s technical teams that all operational capabilities of the eBee VISION continue to meet and exceed performance benchmarks in scouting, surveillance, usability, fast deployment and flight time, among other use case criteria specified by the international military community. We have also been working in close collaboration with our network of valued added reselling partners in France, United Kingdom, Poland, Italy and Spain, among other countries, to conduct live demonstrations and technical exchanges with prospective new customers, with emphasis on showcasing use of eBee VISION UAS for public safety and first responder missions, border patrol and a wide range of commercial applications.

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

●

We offer market-tested drones, sensors and software solutions that have earned the longstanding trust and fidelity of customers worldwide – Through successful execution of our acquisition integration strategy in 2021, AgEagle is now delivering a unified line of industry trusted drones, sensors and software that have been vigorously tested and consistently proven across multiple industry verticals and use cases. For instance, our line of eBee fixed wing drones have flown more than one million flights over the past decade serving customers across, among others, the surveying and mapping; engineering and construction; military/defense; mining, quarries and aggregates; agriculture humanitarian aid and environmental monitoring, industries. Featured in over 100 research publications globally, advanced sensor innovations developed and commercialized by AgEagle have served to forge new industry standards for high performance, high resolution, thermal and multispectral imaging for commercial drone applications in agriculture, plant research, land management and forestry. In addition, we have championed the development of end-to-end software solutions which power autonomous flight and deliver actionable, contextual data and analytics for numerous Fortune 500 companies, government agencies and a wide range of businesses in agriculture, energy and utilities, construction and other industry sectors.

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

●

Our eBee TAC™ UAS has been approved by the Defense Innovation Unit for procurement by the Department of War– We believe that the eBee TAC is ideally positioned to become an in-demand, mission critical tool for the U.S. military, government and civil agencies and our allies worldwide; and expect that this will prove to be a major growth catalyst for our Company and positively impact our financial performance in the years ahead. eBee TAC is available for purchase by U.S. government agencies and all branches of the military on GSA Schedule Contract #47QTCA18D003G, supplied by Hexagon US Federal and partner Tough Stump Technologies as a standalone solution or as part of the Aerial Reconnaissance Tactical Edge Mapping Imagery System. Tough Stump Technologies is actively engaged in training military ground forces based in the U.S. and in Central Europe on the use of eBee TAC for mid-range tactical mapping and reconnaissance missions.

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

●

Our global reseller network currently has more than 200 drone solutions providers in over 75+ countries – By leveraging our relationships with the specialty retailers that comprise our global reseller network, AgEagle benefits from enhanced brand-building, lower customer acquisition costs and increased reach, revenues and geographic and vertical market penetration. With the integration of our 2021 strategic acquisitions, we can now leverage our collective reseller network to accelerate our revenue growth by educating and encouraging our partners to market AgEagle’s full suite of airframes, sensors and software as bundled solutions in lieu of marketing only previously siloed products or product lines to end users.

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

Impact of the Risks and Uncertainties On Our Business Operations

Global economic challenges, including the impact of wars, pandemics, rising inflation and supply-chain disruptions, regulatory investigations, and adverse labor and capital market conditions could cause economic uncertainty and volatility. The aforementioned risks and their respective impacts on the UAV industry and our operational and financial performance remain uncertain and outside of our control. Specifically, because of the aforementioned continuing risks, our ability to access components and parts needed in order to manufacture its proprietary drones and sensors, and to perform quality testing have been, and continue to be, impacted. If either we or any of our third parties in the supply chain for materials used in our manufacturing and assembly processes continue to be adversely impacted, our supply chain may be further disrupted, limiting our ability to manufacture and assemble products.

Critical Accounting Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates include the reserve for obsolete inventory, stock options and consideration, valuation of intangible assets, fair value of derivative liabilities, and deemed dividends resulting from the triggering of down round provisions and modifications to equity-linked instruments.

We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our condensed consolidated financial statements. Please see Note 2 to our condensed consolidated financial statements, which are included in this Quarterly Report on Form 10-Q. There have been no material changes made to the critical accounting estimates during the periods presented in the condensed consolidated financial statements.

Three Months Ended  March 31, 2026 as Compared to Three Months Ended March 31, 2025

Revenues

For the three months ended March 31, 2026, revenues were $1,401,207 as compared to $3,649,410 for the three months ended March 31, 2025, a decrease of $2,248,203, or 61.6%. The decrease of $2,248,203 was attributable to a decrease of $1,591,882 in revenues from our drone products related to the timing of national contracts and additional time each contract takes to close.  The federal government shutdown in the United States along with delayed approved defense funding bills, also contributed to the decrease in drone revenue. A decrease of $656,321 in the sensor revenues was due to sales mix, product repricing, and international growing seasons.

Cost of Sales and Gross Profit

For the three months ended March 31, 2026, cost of sales was $816,278 as compared to $1,515,592 for the three months ended March 31, 2025, a decrease of $699,314 or 46.1%. For the three months ended March 31, 2026, gross profit was $584,929 as compared to $2,133,818 for the three months ended March 31, 2025, a decrease of $1,548,889, or 72.6%. The primary factors contributing to the decrease in our cost of sales and gross profit margin were reduced revenue and fixed costs, salaries and rent that were not offset by revenue.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses were $2,754,030 as compared to $1,972,811 for the three months ended March 31, 2025, representing an increase of $781,219, or 39.6%. The increase was primarily attributable to higher compensation expenses related to the hiring of additional employees, relocation costs, and increased professional fees, including legal and accounting expenses. These increases were partially offset by lower amortization expense in 2026, primarily due to impairment charges recorded during the year ended December 31, 2025.

Research and Development

For the three months ended March 31, 2026, research and development expenses were $1,763,142 as compared to $736,411 for the three months ended March 31, 2025, an increase of $1,026,731, or 139.4%. The increase was primarily attributable to the engagement of consultants to improve our sensors and release new products.  The Company also hired additional employees for its engineering team for the further development of its drone products, resulting in higher salary expenses.

Sales and Marketing

For the three months ended March 31, 2026, sales and marketing expenses were $1,165,829 as compared to $427,141 for the three months ended March 31, 2025, an increase of $738,688, or 172.9%.  The increase was primarily attributable to higher department headcount, increased public relations expenses, and greater travel activity by our sales and marketing team.

Other Income (Expense), net

For the three months ended March 31, 2026, other income was $6,518,434 as compared to $8,062,584 for the three months ended March 31, 2025, a decrease of $1,544,150. The decrease was primarily attributable to the recognition of a $7,780,000 gain from changes in the fair value of outstanding warrant liabilities, $250,000 from the sale of the Measure domain name, and approximately $93,000 from an employee retention tax credit refund, all of which were recorded during the three months ended March 31, 2025. These items were partially offset by an unrealized gain on investment in marketable securities of $6,477,682 recognized during the three months ended March 31, 2026.

Net Income

For the three months ended March 31, 2026, we generated a net income of $1,420,362 as compared to a net income of $7,060,039 for the three months ended March 31, 2025, a decrease of $5,639,677 or 79.9%. The decrease in our net loss is primarily attributable to the above-mentioned changes in our cost of sales, general and administrative, research and development, sales and marketing, and other net income (expense).

Cash Flow

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

As of March 31, 2026, cash on hand was $26,911,440, as compared to $ 29,858,655 as of December 31, 2025, a decrease of $2,947,215 or 9.9%.

For the three months ended March 31, 2026, cash used in operations was $2,360,255, an increase of $1,065,699 or 82.3%, as compared to cash used of $1,294,556 for the three months ended March 31, 2025. The increase in cash used in operating activities was principally driven by the reduction in our net income, after adjusting for non-cash operating activities, due to increases in operating expenses related to consulting, salary expense and the opening of the Texas facility, partially offset by an increase in operating cash flows from changes in operating assets and liabilities, primarily the reduction of outstanding accounts payable. All of which resulted in an increase in cash used in operating activities.

For the three months ended March 31, 2026, cash used in investing activities was $3,356,982, an increase of $3,346,558, or 32104.4%, as compared to cash used of $10,424 for the three months ended March 31, 2025. The increase is related to fewer purchases of property and equipment and $3,000,000 used in the investment in marketable securities.

For the three months ended March 31, 2026, cash provided by financing activities was $2,690,596, an increase of $1,255,693 or 87.5%, as compared to cash provided of $1,434,903 for the three months ended March 31, 2025. The increase in cash provided by our financing activities was due to an increase in net proceeds from the exercise of Series F Warrants, issuance of Series F and Series F Warrants, sales of Series G offset by dividend payments.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had a working capital of $39,104,590 and cash on hand of $26,911,440. For the three months ended March 31, 2026, we incurred a loss from operations of $5,098,072, an increase of $4,095,527, or 408.5%, as compared to $1,002,545 for the three months ended March 31, 2025. During the three months ended March 31, 2026, we used cash in our operating activities of $2,360,255. As of March 31, 2026, we have sufficient cash on hand to meet our financial obligations for the next twelve months.

Off-Balance Sheet Arrangements

On March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.19	Certificate of Change, as filed with the Secretary of State of Nevada on October 4, 2024 (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on October 15, 2024)

3.20	Certificate of Designation of Series G Convertible Preferred Stock filed with the Nevada Secretary of State on November 7, 2025 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed on November 10, 2025)

10.1	Amendment to Securities Purchase Agreement, dated February 6, 2026, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2026).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGEAGLE AERIAL SYSTEMS INC.

Dated: May 15, 2026	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: May 15, 2026	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	May 15, 2026
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	May 15, 2026
Alison Burgett	(Principal Financial and Accounting Officer)