Form 10-Q
period 2026-06-30
AgEagle Aerial Systems Inc.
filed 2026-08-14
CIK 8504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 62,905,706 shares of Common Stock, par value $0.001 per share, issued and outstanding.

AGEAGLE AERIAL SYSTEMS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2026	December 31,
	(unaudited)	2025
ASSETS
CURRENT ASSETS:
Cash	$15,910,228	$29,858,655
Accounts receivable, net	1,303,377	3,448,909
Inventories, net	5,600,576	5,662,384
Short-term investment in equity securities, at fair value	4,361,070	—
Prepaid and other current assets	915,741	556,655
Total current assets	28,090,992	39,526,603

Property and equipment, net	759,431	331,818
Right-of-use assets	3,240,422	1,869,589
Intangible assets, net	80,666	56,850
Investment in equity securities, at fair value	5,279,384	—
Other assets	412,877	444,481
Total assets	$37,863,772	$42,229,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,524,749	$1,610,229
Accrued liabilities	1,552,741	2,300,684
Contract liabilities	61,958	127,874
Current portion of lease liabilities	1,129,492	849,599
Current portion of COVID loan	101,989	104,787
Total current liabilities	4,370,929	4,993,173

Long-term portion of lease liabilities	2,161,910	1,024,878
Long-term portion of COVID loan	152,978	209,563
Warrant liabilities	55,000	50,000
Defined benefit plan obligation	209,280	215,021
Total liabilities	6,950,097	6,492,635

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized:
Preferred Stock, Series F Convertible, $0.001 par value, 35,000 shares authorized, 1,885 and 4,122 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	4
Preferred Stock, Series G Convertible, $0.001 par value, 100,000 shares authorized, 2,000 and 6,190 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	6
Common Stock, $0.001 par value, 200,000,000 shares authorized, 62,103,454 and 43,613,800 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	62,103	43,614
Additional paid-in capital	277,156,589	266,736,538
Accumulated deficit	(246,589,767)	(231,234,641)
Accumulated other comprehensive income	284,746	191,185
Total stockholders’ equity	30,913,675	35,736,706
Total liabilities and stockholders’ equity	$37,863,772	$42,229,341

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,685,971	$4,197,561	$4,087,177	$7,846,970
Cost of sales	1,326,018	1,857,682	2,142,297	3,373,275
Gross Profit	1,359,953	2,339,879	1,944,880	4,473,695

Operating expenses:
General and administrative	3,899,548	2,534,170	6,653,575	4,506,980
Research and development	1,983,084	810,990	3,746,226	1,547,401
Sales and marketing	1,082,952	1,062,345	2,248,781	1,489,486
Total operating expenses	6,965,584	4,407,505	12,648,582	7,543,867
Loss from operations	(5,605,631)	(2,067,626)	(10,703,702)	(3,070,172)

Other income (expense):
Interest income (expense) net	82,425	(49,859)	234,941	(107,388)
Loss on debt extinguishment	—	(125,242)	—	(125,242)
Unrealized gain (loss) on short-term investment in equity securities	(5,116,612)	—	1,361,070	—
Unrealized loss on long-term investment at fair value	(4,720,616)	—	(4,720,616)	—
(Loss) gain on change in fair value of warrant liabilities	—	726,000	(5,000)	8,506,000
Other income (expense), net	(26,295)	236,351	(133,060)	576,465
Total other income (expense), net	(9,781,098)	787,250	(3,262,665)	8,849,835
Net income (loss) before provision for income taxes	(15,386,729)	(1,280,376)	(13,966,367)	5,779,663
Provision for income taxes	—	—	—	—
Net income (loss)	(15,386,729)	(1,280,376)	(13,966,367)	5,779,663
Accrued dividends on Series F Preferred Stock	(26,296)	(52,038)	(57,292)	(119,688)
Deemed dividends on Series F and G Preferred Stock and Warrants	(39,276)	(3,677,811)	(1,388,759)	(4,734,143)
Net income (loss) attributable to common stockholders	$(15,452,301)	$(5,010,225)	$(15,412,418)	$925,832

Net income (loss) per common share - Basic	$(0.26)	$(0.32)	$(0.27)	$0.07
Net loss per common share - Diluted	$(0.26)	$(0.32)	$(0.27)	$(0.35)

Weighted average number of shares outstanding during the period – Basic	59,552,801	15,524,049	56,383,308	13,835,214
Weighted average number of shares outstanding during the period – Diluted	59,552,801	15,524,049	56,383,308	21,227,258

Comprehensive income (loss):
Net income (loss)	$(15,386,729)	$(1,280,376)	$(13,966,367)	$5,779,663
Amortization of unrecognized periodic pension costs	(342,544)	—	4,365	107,565
Foreign currency cumulative translation adjustment	323,252	213,392	89,196	191,613
Total comprehensive income (loss), net of tax	$(15,406,021)	$(1,066,984)	$(13,872,806)	$6,078,841

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and six months ended June 30, 2026

(UNAUDITED)

	Par $0.001
	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2026	1,863	$2	500	$—	57,346,783	$57,347	$271,660,183	$304,038	$(231,163,762)	$40,857,808
Issuance of Series F Preferred Stock and warrants	500	—	—	—	—	—	500,000	—	—	500,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(478)	—	—	—	559,465	559	(559)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(26,296)	—	—	(26,296)
Conversion of Preferred Stock, Series G Convertible to shares of Common Stock	—	—	(3,500)	(3)	3,552,123	3,552	(3,549)	—	—	—
Issuance of Series G Preferred Stock	—	—	5,000	5	—	—	4,999,995	—	—	5,000,000
Series F Warrants exchanged for shares of common stock	—	—	—	—	608,839	609	(609)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	138,184	—	—	138,184
Issuance of vested Restricted Common Stock	—	—	—	—	36,244	36	(36)	—	—	—
Deemed dividends on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	39,276	—	(39,276)	—
Issuance costs for sale of Series G Preferred Stock	—	—	—	—	—	—	(150,000)	—	—	(150,000)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	(342,544)	—	(342,544)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	323,252	—	323,252
Net loss	—	—	—	—	—	—	—	—	(15,386,729)	(15,386,729)
Balance as of June 30, 2026	1,885	$2	2,000	$2	62,103,454	$62,103	$277,156,589	$284,746	$(246,589,767)	$30,913,675

	Par $0.001
	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated		Total
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Stockholders’
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income	Deficit	(Deficit)
Balance as of December 31, 2025	4,122	$4	6,190	$6	43,613,800	$43,614	$266,736,538	$191,185	$(231,234,641)	$35,736,706
Issuance of Series F Preferred Stock and warrants, net of issuance costs	1,000	1	—	—	—	—	999,999	—	—	1,000,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(3,237)	(3)	—	—	3,795,448	3,795	(3,792)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	—	—	967,645	968	(968)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(57,292)	—	—	(57,292)
Conversion of Preferred Stock, Series G Convertible to shares of Common Stock	—	—	(11,440)	(11)	12,562,267	12,562	(12,551)	—	—	—
Issuance of Series G Preferred Stock	—	—	7,250	7	—	—	7,249,993	—	—	7,250,000
Exercise of Series F Warrants	—	—	—	—	1,128,050	1,128	960,648	—	—	961,776
Stock-based compensation expense	—	—	—	—	—	—	212,791	—	—	212,791
Issuance of Restricted Common Stock	—	—	—	—	36,244	36	(36)	—	—	—
Deemed dividends on Series F and G Preferred Stock and Warrants	—	—	—	—	—	—	1,388,759	—	(1,388,759)	—
Issuance costs for sale of preferred stock	—	—	—	—	—	—	(317,500)	—	—	(317,500)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	4,365	—	4,365
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	89,196	—	89,196
Net loss	—	—	—	—	—	—	—		(13,966,367)	(13,966,367)
Balance as of June 30, 2026	1,885	$2	2,000	$2	62,103,454	$62,103	$277,156,589	$284,746	$(246,589,767)	$30,913,675

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and six months ended June 30, 2025

(UNAUDITED)

	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2025	5,025	$5	—	$—	12,820,421	$12,821	$216,542,203	$(590)	$(212,377,511)	$4,176,928
Issuance of Series F Preferred Stock and warrants, net of issuance costs	3,000	3	—	—	—	—	2,999,997	—	—	3,000,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(5,350)	(5)	—	—	6,081,754	6,081	(6,076)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	—	—	88,908	89	(89)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(52,038)	—	—	(52,038)
Exercise of Series B Warrants	—	—	—	—	1,952,839	1,953	1,617,730	—	—	1,619,683
Stock-based compensation expense	—	—	—	—	—	—	111,832	—	—	111,832
Issuance of Restricted Common Stock	—	—	—	—	78,615	79	(79)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	—	—	780,112	780	646,214	—	—	646,994
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	3,677,811	—	(3,677,811)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	—	—	7,766,000	—	—	7,766,000
Issuance costs for sale of preferred stock	—	—	—	—	—	—	(47,000)	—	—	(47,000)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	213,392	—	213,392
Net loss	—	—	—	—	—	—	—	—	(1,280,376)	(1,280,376)
Balance as of June 30, 2025	2,675	$3	—	$—	21,802,649	$21,803	$233,381,747	$212,802	$(217,335,698)	$16,280,657

	Preferred	Preferred	Preferred	Preferred
	Stock,	Stock,	Stock,	Stock,				Accumulated
	Series F	Series F	Series G	Series G	Par $0.001	Common	Additional	Other		Total
	Convertible	Convertible	Convertible	Convertible	Common	Stock	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	5,935	$6	—	$—	9,661,664	$9,662	$212,715,967	$(86,376)	$(218,381,218)	$(5,741,959)
Issuance of Series F Preferred Stock and warrants, net of issuance costs	4,500	5	—	—	—	—	4,499,995	—	—	4,500,000
Conversion of Preferred Stock, Series F Convertible to shares of Common Stock	(7,760)	(8)	—	—	8,272,662	8,273	(8,265)	—	—	—
Series F Warrants exchanged for shares of common stock	—	—	—	—	88,908	89	(89)	—	—	—
Dividends on Series F Preferred Stock	—	—	—	—	—	—	(119,688)	—	—	(119,688)
Exercise of Series B Warrants	—	—	—	—	2,220,688	2,220	2,138,296	—	—	2,140,516
Stock-based compensation expense	—	—	—	—	—	—	161,710	—	—	161,710
Issuance of Restricted Common Stock	—	—	—	—	78,615	79	(79)	—	—	—
Conversion of Convertible Note principal to Common Stock	—	—	—	—	1,480,112	1,480	1,415,515	—	—	1,416,995
Deemed dividend on Series F Preferred Stock and Series F Warrants	—	—	—	—	—	—	4,734,143	—	(4,734,143)	—
Debt extinguishment loss on substantial modification to convertible debt	—	—	—	—	—	—	125,242	—	—	125,242
Amended Series B warrants reclassified to stockholders' equity	—	—	—	—	—	—	7,766,000	—	—	7,766,000
Issuance costs for sale of preferred stock	—	—	—	—	—	—	(47,000)	—	—	(47,000)
Amortization of unrecognized periodic pension costs	—	—	—	—	—	—	—	107,565	—	107,565
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	191,613	—	191,613
Net income	—	—	—	—	—	—	—	—	5,779,663	5,779,663
Balance as of June 30, 2025	2,675	$3	—	$—	21,802,649	$21,803	$233,381,747	$212,802	$(217,335,698)	$16,280,657

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,966,367)	$5,779,663
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	212,791	161,710
Depreciation and amortization	151,733	574,002
Unrealized gain on short-term investment in equity securities	(1,361,070)	—
Unrealized loss equity method investment at fair value	4,720,616	—
Interest added to convertible note payable	—	35,265
Loss (gain) on change in fair value of warrant liabilities	5,000	(8,506,000)
Loss on debt extinguishment	—	125,242
Changes in operating assets and liabilities:
Accounts receivable, net	2,145,912	(903,472)
Inventories, net	(209,359)	(384,090)
Prepaid expenses and other assets	(134,775)	454,235
Accounts payable	(39,696)	(1,657,616)
Accrued expenses and other liabilities	106,818	335,852
Contract liabilities	(4,354)	(54,476)
Net cash used in operating activities	(8,372,751)	(4,039,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(555,076)	(23,882)
Capitalization of internal use software costs	(57,833)	—
Purchase of long-term equity securities	(10,000,000)	—
Purchase of short-term investment in equity securities	(3,000,000)	—
Net cash used in investing activities	(13,612,909)	(23,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of Series B warrants	—	1,790,516
Proceeds from the sale of Series F preferred stock and warrants	1,000,000	4,500,000
Proceeds from the exercise of Series F warrants	961,776	—
Proceeds from the sale of Series G preferred stock	7,250,000	—
Repayments on COVID loans	(52,440)	(162,770)
Payment on accrued dividends	(904,634)	—
Repayment on other short-term loans	—	(135,000)
Issuance costs for sale of Series F preferred stock and warrants	(317,500)	(47,000)
Net cash provided by financing activities	7,937,202	5,945,746

Effects of foreign exchange rates on cash flows	100,031	6,409

Net change in cash	(13,948,427)	1,888,588
Cash at beginning of period	29,858,655	3,613,996
Cash at end of period	$15,910,228	$5,502,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$35,265
Income taxes paid	$—	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Conversion of Preferred Stock Series F to Common Stock	$3,795	$8,273
Conversion of Preferred Stock Series G to Common Stock	$12,562	$—
Series F Warrants exchanged for shares of Common Stock	$968	$89
Issuance of vested restricted Common Stock	$—	$79
Amended Series B warrants reclassified to stockholders' equity	$—	$7,766,000
Conversion of Promissory Note and accrued interest to shares of Common Stock	$—	$1,416,995
Accrued dividends on Series F Preferred Stock	$57,292	$119,688
Deemed dividends on Series F Preferred Stock, Series B and F Warrants and warrant exchange	$1,388,759	$4,734,143
Accrued expense settled with Series B Warrant exercise	$—	$350,000
Initial recognition of ROU asset and operating lease liabilities	$2,008,598	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

The Company is currently headquartered in Allen, Texas, where we house our sensor and drone manufacturing operations, along with the counter-drone system manufacturing of ThidrEye USA, a joint venture wit Israel's ThirdEye Systems, Inc. We operate drone distribution and coordinate global customer service operations out of Raleigh, North Carolina. In addition, the Company operates engineering and drone manufacturing operations in Lausanne, Switzerland in support of our international business activities.

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

Basis of Presentation – The condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments, for a fair statement of the Company’s consolidated financial position and results of operations for the periods presented. Certain information and disclosures included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for a full year, any other interim periods or any future year or periods.

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

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 1 – Description of the Business and Basis of Presentation – Continued

Liquidity and Going Concern – In pursuit of the Company’s long-term growth strategy and acquisitions, the Company has sustained continued operating losses. During the six months ended June 30, 2026, the Company had a net loss of $13,966,367 due to unrealized losses incurred on short-term and long-term investments in marketable securities of $3,359,546 and used cash in operating activities of $8,372,751. As of June 30, 2026, the Company has a working capital of $23,720,063, an accumulated deficit of $246,589,767, and a cash balance of approximately $15,910,000.  Recently, the Company has been generating capital from the sale of its Series F 5% Convertible Stock ("Series F") and Series G Convertible Preferred Stock ("Series G") (see Note 7).  During the six months ended June 30, 2026, the Company generated $8,250,000 in net proceeds from the issuance of Series F and Series G. As of June 30, 2026, 80,750 and 0 shares of Series G and Series F, respectively, with a stated value of $1,000 per share remain available for issuance.  While the Company has historically been successful in raising capital to meet its working capital needs, the ability to continue raising such capital is not guaranteed. There is substantial doubt about the Company’s ability to continue as a going concern, as the Company will require additional liquidity to continue its operations and meet its financial obligations for 12 months from the date these condensed consolidated financial statements are issued. The Company is evaluating strategies to obtain the additional funding required to support future operations, as well as restructuring initiatives to increase revenue and reduce expenses.

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

Accounts Receivable and Credit Policy –  Trade receivables due from customers are uncollateralized customer obligations due under normal and customary trade terms. Trade receivables are stated at the amount billed to the customer. As of  June 30, 2026 , December 31, 2025, and January 1, 2025, the Company had an accounts receivable balance of approximately $1.3 million, $3.4 million and $1.4 million, respectively. The Company generally does not charge interest on overdue customer a ccount balances. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

Allowance for Credit Losses - We establish allowances for credit losses on accounts receivable, under Accounting Standards Codification ("ASC") 326-20-55-37. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, age of the receivable, expected loss rates and general economic conditions. It is reasonably possible that the Company’s estimate of the allowance for credit losses will change. As of  June 30, 2026, December 31, 2025 and January 1, 2025, the Company had an allowance for credit losses balance of $0.02 million, $0.04 million and $0.02 million, respectively.

Investments in Short-Term Equity Securities, at Fair Value - During the six months ended June 30, 2026, the Company acquired an investment in a marketable equity security with a readily determinable fair value.  We have applied the provisions of ASC 321, Investments - Equity Securities as our interest is less than a twenty percent and we do not have the ability to exercise significant influence over operating and financial policies of the investee. Equity investments within the scope of ASC 321 are carried at fair value with unrealized gains or losses recorded as net unrealized gain (loss) on equity investments, a component of other income, in the accompanying condensed consolidated statements of operations. Realized gains and losses are determined on a specific identification basis, which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the condensed consolidated statements of operations.  The investment is classified within current assets on the condensed consolidated balance sheets based on management's ability to hold or dispose of portions or all of the marketable security within the next twelve months.  Fair value is determined based on the quoted market price of the security on the principal exchange on which it trades as of the balance sheet date and is classified as Level 1 within the fair value hierarchy established by ASC 820, Fair Value Measurement ("ASC 820"), as the valuation is based on unadjusted quoted prices in active markets for identical assets. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

       Investments in Long-Term Equity Securities, at Fair Value - During the six months ended June 30, 2026, the Company acquired an investment in a marketable equity security with a readily determinable fair value. The investment is classified within long-term assets on the condensed consolidated balance sheets based on management's agreement with ThirdEye related to the Joint Venture. While our interest is less than twenty percent, we do have the ability to exercise significant influence over operating and financial policies of the investee, which would typically be accounted for under the provisions of ASC 323, Investments - Equity Method and Joint Ventures.  However, at initial recognition, the Company irrevocably elected the fair value option under ASC 825-10 Financial Instruments ("ASC 825-10") for this investment. Accordingly, the investment is measured at fair value, with changes in fair value recognized in earnings each period, and the Company does not apply the equity method, which requires an investor to reflect its proportionate share of the investee's earnings or losses, and separately assess the investment for impairment.  Fair value is determined in accordance with ASC 820 based on Level 1 inputs and the carrying amount and changes in fair value are presented in the accompanying condensed consolidated balance sheet, as a long-term asset, with changes in fair value being recorded as net unrealized gain (loss) on long-term equity securities, a component of other income (expense), on the accompanying condensed consolidated statements of operations.

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

                          Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

Additionally, customer payments or deposits received in advance of the Company completing performance obligations are recorded as contract liabilities. As of June 30, 2026, December 31, 2025, and January 1, 2025 we have $61,958, $127,874 and $148,054 of advanced customer payments presented as contract liabilities on the accompanying condensed consolidated balance sheets, respectively. Contract liabilities are short term in nature and are expected to be recognized in the next fiscal year. During the six months ended June 30, 2026, we recognized $127,874 of revenue that was deferred as a contract liability as of December 31, 2025.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income (loss) per share of common stock attributable to common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(15,386,729)	$(1,280,376)	$(13,966,367)	$5,779,663
Accrued dividends on Series F Preferred Stock	(26,296)	(52,038)	(57,292)	(119,688)
Deemed dividends	(39,276)	(3,677,811)	(1,388,759)	(4,734,143)
Numerator for basic EPS - net income (loss) available to common stockholders	(15,452,301)	(5,010,225)	(15,412,418)	925,832

Effect of convertible securities and liability classified equity instrument:
Accrued dividends on Series F Preferred Stock	—	—	—	119,688
Interest expense on convertible note payable	—	—	—	45,150
Gain on change in fair value of warrant liabilities	—	—	—	(8,506,000)
Numerator for diluted EPS - net loss available to common stockholders	$(15,452,301)	$(5,010,225)	$(15,412,418)	$(7,415,330)

Denominator:
Denominator for basic EPS - weighted average shares	59,552,801	15,524,049	56,383,308	13,835,214

Effect of dilutive securities:
Incremental shares for outstanding warrants (Series A, B and F)	—	—	—	4,837,593
Convertible note and accrued interest	—	—	—	—
Convertible Series F Preferred Stock	—	—	—	2,485,654
Convertible Series G Preferred Stock	—	—	—	—
Incremental unvested restricted stock units	—	—	—	68,797
Denominator for diluted EPS - weighted average shares	59,552,801	15,524,049	56,383,308	21,227,258

Net income (loss) per common share - basic	$(0.26)	$(0.32)	$(0.27)	$0.07

Net loss per common share - diluted	$(0.26)	$(0.32)	$(0.27)	$(0.35)

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

FOR THE six months ended June 30, 2026 and 2025

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

Note 3 – Inventories, Net

As of June 30, 2026 and December 31, 2025, inventories, net consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$3,912,299	$3,788,631
Work in process	648,784	820,398
Finished goods	1,507,909	1,522,861
Gross inventories	6,068,992	6,131,890
Less: Provision for obsolescence	(468,416)	(469,506)
Inventories, net	$5,600,576	$5,662,384

Note 4 - Investment in Equity Securities

            On March 4, 2026, the Company executed a private placement subscription form (the "Subscription") with Aerodrome Group Ltd. ("ARDM"), a company whose ordinary shares are listed for trading on the Tel Aviv Stock Exchange Ltd. ("TASE").  Pursuant to the Subscription, the Company purchased 11,523,750 ordinary shares of ARDM for $3,000,000, or $0.26 per share. The Company's ownership in ARDM is approximately 12%. The Subscription includes a non-binding strategic framework, subject to the execution of mutually definitive agreements and applicable regulatory approvals, for the establishment of a joint venture ("JV") between AgEagle and ARDM for the distribution and marketing of advanced autonomous uncrewed systems, including loitering munitions, in the United States and Canadian markets, as long as AgEagle continues to hold ARDM ordinary shares. AgEagle has the sole and exclusive right to establish the JV for a period of eighteen months following the initial investment with ownership of the JV being split 51% and 49% between AgEagle and ARDM, respectively. As of June 30, 2026, the JV has not yet been established.  Due to our ownership being less than 20% and the JV not yet being established, we have accounted for our interest in ARDM in accordance with ASC 321 Investments in Equity Securities. We will continue to evaluate the appropriate accounting model to apply to this equity security investment at each reporting period date. The establishment of the JV could result in us having the ability to exert significant influence over ARDM, which would require our investment to be accounted for under ASC 323 as an equity method investment. As of June 30, 2026, our equity investment in ARDM is carried at fair value with changes in fair value being recognized as unrealized gain (losses), a component of other income (expenses) on the condensed consolidated statement of operations.  The activity in our investment in ARDM during the six months ended June 30, 2026 is presented below (see also Note 6).

On  April 13, 2026, the Company entered into a private placement agreement (the "ThirdEye Agreement") with ThirdEye Systems Ltd. ("ThirdEye Systems"), a company whose ordinary shares are listed for trading on the TASE under the ticker symbol THES. Pursuant to the ThirdEye Agreement, the Company agreed to invest an aggregate amount between $10.0 million and $14.95 million in exchange for 3,268,608 ordinary shares and 1,618,227 rights to shares of ThirdEye Systems. At closing, the Company contributed $10.0 million and received the 3,268,608 ordinary shares and 1,618,227 rights to shares of ThirdEye Systems for 9.27 ILS per share or $3.06 USD per share. The rights to purchase 1,618,227 shares of ThirdEye Systems for 9.27 ILS expired thirty days after closing in May 2026. Upon acquiring the investment in April 2026, our Chief Executive Officer became a board member of the investee and we executed a separate joint venture agreement with the investee.

Pursuant to the terms of the ThirdEye Agreement, EagleNXT and ThirdEye Systems also entered into a joint venture agreement (the “JV Agreement”) on  April 13, 2026 that provided for the formation of ThirdEye USA, LLC (“ThirdEye USA”) as a Delaware limited liability company.  EagleNXT will own 51.0% of ThirdEye USA and has the right to appoint three of the five managers who will oversee the daily affairs and operations of ThridEye USA. The investee has the right o appoint the remaining two managers. ThirdEye USA began operations in July 2026.  ThirdEye USA was formed for the purpose of commercialization counter drone, target recognition systems and related technologies within the United States and Canada.   Further, EagleNXT has committed to make a $4,000,000 capital contribution into ThirdEye USA for working capital purposes. As of the date of these condensed consolidated financial statements, these contributions have not yet been made to the investee.  Investee will provide ThirdEye USA with an exclusive royalty bearing license, for the use of the intellectual property to the extent included for use under the covered business, as defined in the JV Agreement, and support and oversee, coordinate and act in order to facilitate Israeli authorization and regulatory requirements applicable to the Company, if such is necessary.

Due to EagleNXT's ability to exercise significant influence over ThirdEye Systems due to board representation and the JV agreement, this investment would be accounted for under the equity method. However, at initial recognition, the Company irrevocably elected the fair value option under ASC 825-10 for this investment. Accordingly, the investment is measured at fair value, with changes in fair value recognized in earnings each period.

For the Six Months Ended
June 30, 2026
Beginning balance, at fair value	$—
Purchases of marketable equity securities	13,000,000
Change in fair value - unrealized losses	(3,359,546)
Ending balance, at fair value	$9,640,454

             The investments in marketable equity securities acquired during the six months ended June 30, 2026 are presented as follows on the accompanying condensed consolidated balance sheet as of June 30, 2026:

June 30, 2026
Short-term investment in equity securities, at fair value	$4,361,070
Long-term investment in equity securities, at fair value	5,279,384
Total investments in equity securities	$9,640,454

Note 5 – COVID Loans

The Company assumed the obligations for two COVID loans originally made by the Small Business Administration to senseFly S.A. on July 27, 2020 (“senseFly COVID Loans”).  As of  June 30, 2026, the Company’s outstanding obligations under the senseFly COVID Loans are $254,967.

As of June 30, 2026, scheduled principal payments due under the senseFly COVID Loans are as follows:

Year ending December 31,
2026 (remaining)	$50,994
2027	203,973
Total	$254,967

Note 6 – Fair Value Measurements

Investments in Equity Securities

              As disclosed in Note 4, we acquired investments in marketable equity securities during the three and six months ended June 30, 2026 that are recorded at fair value each reporting period.  Since the ordinary shares we hold in ARDM and THES trade on the TASE, we have determined the fair value of these shares using quoted market prices on the TASE as of  June 30, 2026 which is a Level 1 input within the fair value measurement hierarchy.  As of June 30, 2026, ARDM's and THES's market price as reported on the TASE was 1.13 NIS or $0.38 per share and 4.81 NIS or $1.62 per share, respectively. These market prices were utilized in determining the investments fair value as of June 30, 2026.

Warrant Liabilities

We closed on an offering of units consisting of Common Stock, Series A warrants ("Series A Warrants") and Series B warrants (Series B Warrants") in October 2024 (the “October 2024 Offering"). In connection with the October 2024 Offering, we sold units comprised of Common Stock, Series A Warrants and Series B Warrants (collectively referred to as the “Warrants”) (see Note 8). The Warrants were deemed to be derivative liabilities, at issuance, due to variability in the ultimate settlement of the Warrants caused by various settlement provisions embedded within the Warrants. Liability classified warrants are reported at fair value upon issuance and subsequently at each reporting period.

On April 2, 2025, the Company and the majority holder of the Series B Warrants, executed an amendment to the Series B Warrant to Purchase Common Stock and Exchange Agreement (the "Series B Amendment"). The Series B Amendment amended the contractual terms of the Series B Warrants by removing Section 3.2 of the original warrant agreement in its entirety, so that the Series B Warrant would be accounted for as equity on the consolidated financial statements for the Company (the "Share Combination Event"). Pursuant to the Share Combination Event, if a share split, share dividend, share combination recapitalization or other similar transaction involving common stock occurred after the issuance date of the Series B Warrants, the exercise price of the Series B Warrants would be adjusted to the lowest volume weighted average price during the five days prior to and after such a Share Combination Event if less than the exercise price in effect.  The Company reassessed the classification of the Series B Warrants after the execution of the Series B Amendment and concluded that the Series B Warrants were no longer precluded from being classified within stockholders' equity.  On April 2, 2025, we reclassified the fair value of the outstanding Series B Warrants of $7,766,000 from warrant liability to additional paid-in capital. See Note 8 for further disclosures regarding the Series A Warrants and B Warrants.  The Series A Warrants remained classified as liabilities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measurements at June 30, 2026
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Short-term investment in marketable equity securities, at fair value (asset)	$4,361,070	$—	$—	$4,361,070
Long-term investment in marketable equity securities, at fair value (asset)	5,279,384	—	—	5,279,384
Derivative liabilities -Series A warrants	—	—	55,000	55,000
Total	$9,640,454	$—	$55,000	$9,695,454

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 6 – Fair Value Measurements – Continued

	Fair Value Measurements at December 31, 2025
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative liabilities -Series A	$—	$—	$50,000	$50,000
Total	$—	$—	$50,000	$50,000

The fair value of the warrants was determined by using a Black-Scholes pricing model and the following assumptions:

	June 30, 2026	December 31, 2025
Exercise price	$—	$—
Stock price	$0.8913	$0.8138
Expected term (years)	3.25	3.75
Volatility	150.58%	140.18%
Risk-free rate	4.15%	3.64%
Dividend yield	0.00%	0.00%
Probability of capital raise below exercise price	100.00%	100.00%

As of June 30, 2026 and December 31, 2025, the Company measured the Warrants using significant unobservable inputs that are based on little or no verifiable market data, which is Level 3 in the fair value hierarchy, resulting in a fair value estimate of $55,000 and $50,000, respectively. Inherent in option pricing models are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Series A Warrants include an alternate cashless exercise, which allows the holder to exercise the warrant for no consideration and receive two shares of common stock. This settlement provision was given a 100% probability in the Black-Scholes computation as it is the most economically beneficial settlement scenario to the holder.

During the six months ended June 30, 2026, we recognized a loss on the change in the fair value of the warrant liabilities of $5,000. A reconciliation of the warrant liabilities is below:

Amount
Balance as of December 31, 2025	$50,000
Change in fair value of warrant liabilities	5,000
Balance as of June 30, 2026	$55,000

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

During the six months ended June 30, 2026, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

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

●

On May 27, 2026, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 513,031 shares of Common Stock at an initial conversion price of $0.9746 and Series F Warrants to purchase up to 513,031 shares of Common Stock at an initial exercise price of $0.9746. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance triggered down round provisions embedded in certain outstanding equity-linked instruments (the "May 2026 Down Round Trigger"). The impacts of this trigger event have been disclosed below.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

During the six months ended June 30, 2025, we issued the following Series F pursuant to the exercise of the AIR by Alpha:

●  On February 7, 2025, we issued 1,000 Series F to Alpha upon the exercise of their AIR and received $1,000,000 of gross proceeds. The Series F are initially convertible into 450,390 shares of Common Stock at an initial conversion price of $2.2203 and Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance for a period of three years. As of June 30, 2026, this issuance of Series F had been fully converted to shares of Common Stock.

●  On March 17, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 415,420 shares of Common Stock at an initial conversion price of $1.2036 and Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series F Warrants being triggered (the “March 2025 Down Round Trigger”), including the Series F and Series F Warrants issued on February 7, 2025. See Down Round Triggers and Deemed Dividends resulting from such triggers in Note 7 below. As of June 30, 2026, this issuance of Series F had been fully converted to shares of Common Stock.

● On  May 5, 2025, we issued 500 Series F to Alpha upon the exercise of their AIR and received $500,000 of gross proceeds. The Series F are initially convertible into 602,846 shares of Common Stock at an initial conversion price of $.8294 and Series F Warrants to purchase up to 602,846 shares of Common Stock at an initial exercise price of $.8294. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in down round provisions embedded within previously issued Series F and Series B and F Warrants being triggered (the “ May 2025 Down Round Trigger”). See Down Round Triggers and Deemed Dividends in Note 7 below.

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

Since the execution of the Series F Agreement, the Company has sold and issued Series F and Series F Warrants to Alpha or investors that Alpha has assigned the AIR for cash proceeds through the exercise of the AIR. As of June 30, 2026, no Series F shares remain available for issuance.

A summary of the Series F activity for the six months ended June 30, 2026, is as follows:

				Original	Shares			Shares	Conversion	Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at	Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2025	Issued	Converted	June 30, 2026	June 30, 2026	June 30, 2026
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.70	150	—	—	150	$0.83	180,854
March 6, 2024	1,000	1,000,000	950,000	60.29	100	—	—	100	0.83	120,569
May 31, 2024	1,050	1,050,000	1,025,000	32.15	135	—	—	135	0.83	162,768
July 18, 2025	1,000	1,000,000	1,000,000	1.40	422	—	(422)	—	0.85	—
July 21, 2025	500	500,000	500,000	1.40	500	—	(500)	—	0.85	—
July 24, 2025	1,000	1,000,000	1,000,000	2.19	1,000	—	(1,000)	—	0.85	—
October 6, 2025	1,000	1,000,000	1,000,000	2.34	815	—	(815)	—	0.85	—
November 24, 2025	500	500,000	500,000	1.13	500	—	(500)	—	0.85	—
December 22, 2025	500	500,000	500,000	0.96	500	—	—	500	0.85(i)	586,441
January 2, 2026	500	500,000	500,000	0.85	—	500	—	500	0.85(i)	586,441
May 27, 2026	500	500,000	500,000	0.97	—	500	—	500	0.97(ii)	513,031
Total June 30, 2026	9,400	$9,400,000	$9,325,000	$—	4,122	1,000	(3,237)	1,885	$—	2,150,105

(i) - Reflects the conversion price after the January 2026 Down Round Trigger that was triggered with the Sale of Series F on January 2, 2026.
(ii) - This issuance triggered a down round provision embedded within the Series G PS outstanding.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

A summary of the Series F activity for the six months ended June 30, 2025, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series F	Series F	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2024	Issued	Converted	June 30, 2025	June 30, 2025		June 30, 2025
November 15, 2023	1,850	$1,850,000	$1,850,000	$124.70	150	—	—	150	$0.83	(ii)	180,854
March 6, 2024	1,000	1,000,000	950,000	60.29	435	—	(335)	100	0.83	(ii)	120,569
April 12, 2024	1,050	1,050,000	1,050,000	37.00	1,050	—	(1,050)	—	0.83		—
May 31, 2024	1,050	1,050,000	1,025,000	32.15	1,050	—	(525)	525	0.83	(ii)	632,998
July 25, 2024	500	500,000	500,000	23.15	500	—	(500)	—	0.83		—
August 27, 2024	500	500,000	500,000	20.19	500	—	(500)	—	0.83		—
October 1, 2024	1,500	—	—	12.00	1,500	—	(1,500)	—	0.83		—
December 18, 2024	750	750,000	750,000	5.25	750	—	(750)	—	0.83		—
February 7, 2025	1,000	1,000,000	1,000,000	2.22	—	1,000	(1,000)	—	0.83		—
March 17, 2025	500	500,000	500,000	1.20	—	500	(500)	—	0.83		—
May 5, 2025	500	500,000	500,000	0.83	—	500	(500)	—	0.83		—
June 6, 2025	500	500,000	500,000	1.19	—	500	—	500	1.19		418,631
June 9, 2025	1,000	1,000,000	1,000,000	1.19	—	1,000	(600)	400	1.19		335,345
June 17, 2025	1,000	1,000,000	1,000,000	1.25	—	1,000	—	1,000	1.25		797,067
Total June 30, 2025	12,700	$11,200,000	$11,125,000	$—	5,935	4,500	(7,760)	2,675	$—		2,485,464

(ii) Reflects the conversion price after the May 2025 Down Round Trigger that was triggered with the Sale of Series F and Series F warrants on May 5, 2025.

During the three months ended June 30, 2026 and 2025, the dividends accrued on the Series F were $26,296 and $52,038, respectively. During the six months ended June 30, 2026 and 2025, the dividends accrued on the Series F were $57,292 and $119,688, respectively. As of  June 30, 2026 and  December 31, 2025, accrued dividends on the Series F total $101,190 and $948,532 which are included in accrued expenses on the condensed consolidated balance sheets, at the rate per share (as a percentage of the $1,000 stated par value per share of Series F) of 5% per annum, beginning on the purchase date.   On January 9, 2026, the Company made a cash dividend payment of $853,679, on June 1, 2026 the Company made another cash payment of $50,955.

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

On  November 10, 2025, the Company sold 12,000 shares of Series G and received net cash proceeds of $11,507,338.  After issuance of the Series G, the Company sold Series F and Series F Warrants on  November 24, and  December 22, 2025 with conversion and exercise prices of $1.1347 and $$0.9615, respectively. This triggered the Down Round Provision embedded within the Series G and reduced the initial conversion price of $1.2300 to $1.1347 and further to $0.9615 on December 2025.  During the six months ended June 30, 2026, the conversion price was further reduced from $0.9615 to $0.8526 for the 6,190 Series G outstanding upon the January 2026 Down Round Trigger. The impacts of this trigger event are described below.

On March 4 and 5, 2026, the Company sold 250 and 2,000 shares of Series G, respectively, and received aggregate net proceeds of $2,250,000. The Series G were convertible immediately upon issuance, at an initial conversion price equal to $1.00 per share.

On May 14 and 28, 2026, the Company sold 2,000 and 3,000 shares of Series G, respectively, and received aggregate net proceeds of $5,000,000. The Series G are convertible immediately upon issuance, at an initial conversion price equal to $1.00 per share. As of June 30, 2026, the Company has issued a total of 19,250 Series G shares, and 80,750 Series G shares remain available for issuance.

A summary of the Series G activity for the six months ended June 30, 2026, is as follows:

				Original	Shares			Shares	Conversion		Shares
	Shares	Gross	Net	Conversion	Outstanding	Series G	Series G	Outstanding	Price at		Issuable at
Date of Purchase	Purchased	Proceeds	Proceeds	Price	December 31, 2025	Issued	Converted	June 30, 2026	June 30, 2026		June 30, 2026
November 10, 2025	12,000	$12,000,000	$12,000,000	$1.2300	6,190	—	(6,190)	—	$0.96		—
March 4, 2026	250	250,000	250,000	1.0000	—	250	(250)	—	1.00		—
March 5, 2026	2,000	2,000,000	2,000,000	1.0000	—	2,000	(2,000)	—	1.00		—
May 14, 2026	2,000	2,000,000	2,000,000	1.0000	—	2,000	(2,000)	—	0.97	(i)	—
May 28, 2026	1,000	1,000,000	1,000,000	1.0000	—	1,000	(1,000)	—	1.00		—
May 28, 2026	2,000	2,000,000	2,000,000	1.0000	—	2,000	—	2,000	1.00		2,000,000
Total June 30, 2026	19,250	$19,250,000	$19,250,000	$—	6,190	7,250	(11,440)	2,000	$—		2,000,000

(i)  All 2,000 shares of Series G were issued and outstanding on May 27, 2026 when the sale of Series F occurred on May 27, 2026 with a conversion price of $0.9746 which triggerred a down round provision and reduced the Series G conversion price from $1.00 to $0.9746.

Common Stock Issuances

Conversions

During the six months ended June 30, 2026 and 2025, a total of 0 and 700,000 shares of Common Stock were issued for the conversion of $0 and $770,000 of principal outstanding on a convertible note at a conversion ratio of $0 and $1.10, respectively (see Note 5).

During the three months ended June 30, 2026 and 2025, a total of 478 and 5,350 Series F were converted into a total of 559,465 and 6,081,754 shares of Common Stock, respectively, at a conversion price of $0.8526 and $1.10, respectively.  During the six months ended June 30, 2026 and 2025, a total of 11,440 and 0 Series G were converted into a total of 12,562,267 and 0 shares of Common Stock, respectively.  During the six months ended June 30, 2026 , the Series G conversion prices upon conversion were $0.8526 and $1.000.

Warrant Exercises

During the three months ended  June 30, 2026, we issued 608,839 shares of common stock for the cashless exercise of 1,942,118 Series F Warrants with an exercise price of $0.8296.  During the six months ended June 30, 2026, we issued 1,128,050 shares of Common Stock for the exercise of Series F Warrants with an exercise price of $0.8526 and received aggregate cash proceeds of $961,776. Further, during the six months ended  June 30, 2026 we issued 967,645 shares of Common Stock for the cashless exercise of 2,613,915 Series F Warrants with an exercise price of $0.8526.

During the three months ended  June 30, 2025, we issued 1,952,839 shares of Common Stock for the exercise of Series B warrants with an exercise price of $0.8294 and aggregate cash proceeds of $1,619,683. During the six months ended  June 30, 2025, we issued 2,220,688 shares of Common Stock for the exercise of Series B warrants with an average exercise price of $0.9639 or aggregate exercise price of $2,140,516. The Company agreed to credit $350,000 of the aggregate exercise price pursuant to a settlement reached with the Series B warrant holder over a dispute and received and aggregate cash proceeds of $1,790,516.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

       During the periods ended  June 30, 2026 and 2025, we used the following assumptions in the Black-Scholes model used to compute the incremental value for the conversion price reductions in the Series F and Series G and Series F Warrants and Series B Warrants:

	For the Six Months Ended
	June 30,
	2026	2025
Expected term (years)	0.08 - 2.75	2.00 - 3.00
Volatility	53.69 - 158.40%	140.71 - 162.94%
Risk-free rate	3.51 - 3.72%	3.83 - 4.06%
Dividend yield	0.00%	0.00%

Below is a summary of the deemed dividends resulting from the January 2026 and May 2026 Down Round Triggers that reduced the conversion and exercise price of outstanding Series F and Series G, and Series F Warrants, as applicable, during the six months ended June 30, 2026.

Deemed Dividend on Series F and G Preferred Stock
	Description of	Series F and G Shares	Conversion Price	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
January 2, 2026	January 2026 Down Round Trigger	10,324,493	$0.9615	$0.8526	$1,291,691
May 27, 2026	May 2026 Down Round Trigger	2,000,000	$1.0000	$0.9746	39,276
	Deemed Dividends on Series F and G Preferred Stock				$1,330,967

Deemed Dividend on Series F Warrants
January 2, 2026	January 2026 Down Round Trigger	4,752,651	$0.9615	$0.8526	57,792
	Deemed Dividends on Series F Warrants				$57,792

	Total Deemed Dividends Series F and G Preferred Stock and Series F Warrants				$1,388,759

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

Below is a summary of the deemed dividends resulting from the March and May 2025 Down Round Trigger that reduced the conversion and exercise price of outstanding Series F Preferred Stock and Series F Warrants during the six months ended  June 30, 2025.

Deemed Dividends on Series F Preferred Stock
	Description of	Series F	Conversion Prices	Conversion Price	Incremental Value
Date of Trigger Event	Trigger Event	Triggered	Prior to Trigger	After Trigger	Deemed Dividend
March 17, 2025	March 2025 Down Round Trigger	5,025	$2.22 - 5.25	$1.20	$976,637
May 5, 2025	May 2025 Down Round Trigger	1,045,402	$1.10	$0.83	1,105,871
	Deemed Dividends on Series F Preferred Stock				$2,082,508

Deemed Dividends on Series F Warrants (see Note 8)
March 17, 2025	March 2025 Down Round Trigger	593,247	$2.22 - 5.25	$1.2000	$79,695
May 5, 2025	May 2025 Down Round Trigger	593,247	$1.10	$0.83	36,504
	Deemed Dividends on Series F Warrants				$116,199

Deemed Dividends on Series B Warrants
May 5, 2025	May 2025 Down Round Trigger	6,777,101	$1.94	$0.83	$2,426,968
	Deemed Dividends on Series B Warrants				$2,426,968

	Total Deemed Dividends Series F PS , Series B and F Warrants				$4,625,675

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

Restricted Stock Units (“RSUs”)

For the six months ended June 30, 2026, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2025	52,040	$34.26
Granted	871,928	0.95
Cancelled	(83,874)	21.12
Vested and released	(36,244)	1.15
Outstanding as of June 30, 2026	803,850	0.99
Vested as of June 30, 2026	14,637	3.02
Unvested as of June 30, 2026	789,213	$0.95

For the six months ended June 30, 2026, the aggregate fair value of RSU awards at the time of grant was $827,642 based on the market price of our Common Stock on the date of grant.

For the three and six months ended June 30, 2026, the Company recognized $138,184 and $212,791 of stock-based compensation expense, respectively and had approximately $541,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately thirty three months.

For the six months ended June 30, 2025, a summary of RSU activity is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2024	7,293	$324.64
Granted	142,730	1.54
Cancelled	(1,158)	284.01
Vested and released	(78,825)	5.07
Outstanding as of June 30, 2025	70,040	26.58
Vested as of June 30, 2025	1,243	1,363.11
Unvested as of June 30, 2025	68,797	$2.43

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

For the six months ended June 30, 2025, the aggregate fair value of RSU awards at the time of vesting was $219,105.

For the three and six months ended  June 30, 2025, the Company recognized $111,832 and $161,710 of stock-based compensation expense and had approximately $93,000 of unrecognized stock-based compensation expense related to RSUs, which will be amortized over approximately twelve months.

Note 8 – Warrants

 Equity Classified Warrants

During the six months ended June 30, 2026, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock (see Note 7) pursuant to the exercise of the AIR by Alpha:

●

On January 2, 2026, we issued Series F Warrants to purchase up to 586,441 shares of Common Stock at an initial exercise price of $0.8526. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●

On May 27, 2026, we issued Series F Warrants to purchase up to 513,031 shares of Common Stock at an initial exercise price of $0.9746. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

During the six months ended June 30, 2025, we issued the following Series F Warrants in connection with the issuance of Series F Preferred Stock (see Note 7) pursuant to the exercise of the AIR by Alpha:

●	On February 7, 2025, we issued Series F Warrants to purchase up to 450,390 shares of Common Stock at an initial exercise price of $2.2203. The Series F Warrants are immediately exercisable upon issuance and have a three-year term.

●	On March 17, 2025, we issued Series F Warrants to purchase up to 415,420 shares of Common Stock at an initial exercise price of $1.2036. The Series F Warrants are immediately exercisable upon issuance and have a three-year term. This issuance resulted in "the March 2025 Down Round Trigger” being triggered, including with respect to the Series F Warrants issued on February 7, 2025. See the deemed dividends resulting from the March 2025 Down Round Trigger above. See Down Round Triggers and Deemed Dividends in Note 7 above.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity related to warrants, classified within stockholders’ equity (deficit) for the periods presented is as follows:

				Weighted Average
		Weighted Average		Remaining
	Shares	Exercise Price		Contractual Term
Outstanding as of December 31, 2025	4,764,386	$1.0900		2.69
Issued – January 02, 2026	586,441	0.8526		—
Issued – May 27, 2026	513,031	0.9746		—
Exercise of Series F Warrants cashless	(2,613,914)	0.8526		—
Exercise of Series F Warrants for cash	(1,128,050)	0.8526		—
Outstanding as of June 30, 2026	2,121,894	$1.1811	*	1.52
Exercisable as of June 30, 2026	2,121,894	$1.1811	*	1.52

*	Reflects the weighted average exercise price after the January 2026 Down Round Trigger that was triggered with the Sale of Series F on January 2, 2026, and reduced the conversion price on all issued and outstanding Series F to $0.8526

The table above includes the total Series F Warrants issued with Series F Preferred Stock (see Note 7) and the Series B Warrants issued in the October 2024 Offering (see Note 7) of 2,109,604 and 12,290, respectively, that are outstanding as of June 30, 2026.

During the three months ended June 30, 2026, 1,942,117 Series F Warrants were exercised on a cashless basis, and the Company issued 608,839 shares of common stock.

During the six months ended  June 30, 2026, 2,613,914 Series F Warrants were exercised on the cashless basis and the Company issued 967,645 shares of common stock and 1,128,050 Series F Warrants were exercised on a cash basis and the Company issued 1,128,050 shares of Common Stock and received cash proceeds of $961,776.

As of June 30, 2026, the intrinsic value of the warrants was $60,833 based on the market price of our stock and the warrant exercise price.

Liability Classified Warrants

The Series A Warrants issued in October 2024, pursuant to an offering, have the following contractual terms.

Each Series A Warrant was immediately exercisable on the date of issuance and expires five years from the closing date of the offering.

Under the alternate cashless exercise option of the Series A Warrants, a holder of the Series A Warrant, has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Series A Warrant and (y) 2.0. In addition, the Series A Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Series A Warrants so that the aggregate exercise price remains constant in such an event (the “Share Combination Event”).

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 8 – Warrants – Continued

A summary of activity related to the Series A and B warrants, initially classified as liabilities, for the six months ended June 30, 2026 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term (Years)
Outstanding as of December 31, 2025	60,983	$1.9400	3.75
Outstanding as of June 30, 2026	60,983	1.9400	3.25
Exercisable as of June 30, 2026	60,983	$1.9400	3.25

The outstanding and exercisable Series A Warrants provide for an alternative cashless exercise which allows the holder to exercise the Series A Warrant for no consideration and receive two shares of common stock for each warrant exercised.

Note 9 – Commitments and Contingencies

Leases

On  January 1, 2026, a lease commenced for a 33,144 square foot space located in Allen, Texas. The lease term ends January 31, 2031, with one optional extension of sixty months.  Monthly rental payments required over the lease term range from $36,597 to $42,813 with annual increases of 3.75% commencing on February 1st of each year. The first month of rent was abated, and a $165,720 tenant improvement allowance was provided by the landlord. The lease required a security deposit of $162,000 and a standby letter of credit of $165,720.  The lease is classified as an operating lease under ASC 842.  At the lease commencement, the Company recognized a right-of-use asset and operating lease liability of $2,008,598, based on present value of future lease payments over the lease term.  The Company used an incremental borrowing rate of 6.43% in determining the present value of lease payments.

As a result of the senseFly acquisition, the Company assumed the operating leases for office spaces in Raleigh, North Carolina, and Lausanne, Switzerland. The operating lease in Raleigh expired in July 2023 and the operating lease in Lausanne was set to expire in April 2023. The Company was required to notify the landlord of its intention to not renew the lease in March 2022. The Company neglected to provide such notification, therefore, a five year renewal option was automatically triggered in March 2022. The Lausanne lease is now set to expire in April 2028. The estimated cash rent payments due through the expiration of this operating lease total approximately $1,445,806.

   The Company has an operating lease in Wichita, Kansas, which served as its corporate offices. The lease commencement date was November 1, 2023, and will expire on October 31, 2026, unless sooner terminated or extended. The estimated cash rent payments due through the expiration of this operating lease total $26,668.

As of June 30, 2026 and December 31, 2025, balance sheet information related to the Company’s operating leases is as follows:

	June 30, 2026	December 31, 2025
Balance Sheet Location
Right-of-use assets	$3,240,422	$1,869,589
Current portion of operating lease liability	$1,129,492	$849,599
Long-term portion of operating lease liability	$2,161,910	$1,024,878

As of   June 30, 2026, scheduled future maturities of the Company’s lease liabilities are as follows:

Year Ending December 31,
2026 (remaining)	$691,599
2027	1,281,435
2028	680,015
2029	492,410
2030	554,920
Total future minimum lease payments, undiscounted	3,700,379
Less: Amount representing interest	(408,977)
Present value of future minimum lease payments	3,291,402
Present value of future minimum lease payments – current	1,129,492
Present value of future minimum lease payments – long-term	$2,161,910

As of June 30, 2026 and December 31, 2025, the weighted-average lease-term and discount rate of the Company’s leases are as follows:

Other Information	June 30, 2026	December 31, 2025
Weighted-average remaining lease terms (in years)	3.40	3.00
Weighted-average discount rate	6.2%	6.1%

For the six months ended June 30, 2026 and 2025, supplemental cash flow information related to leases is as follows:

Other Information	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of liabilities: Operating cash flows for operating leases	$646,790	$541,531

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

Purchase Commitments

The Company routinely places orders for manufacturing services and materials. As of June 30, 2026, the Company had purchase commitments of $3,697,839.

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

During the six months ended June 30, 2026, the Company conducted the business through two primary operating segments: Drones and Sensors. During the year ended December 31,2024, our Software-as-a-service segment ceased operations and did not renew any of its software subscriptions. Transactions in this segment during 2025 consisted primarily of run-off related expenses until this segment was fully shut down. In February 2025, we sold the Measure Global, Inc. domain name and received approximately $250,000 in cash proceeds which has been reflected within other income on the unaudited condensed consolidated statements of operations as the domain name had a net book value of $0.

The accounting policies of the operating segments are the same as those described in Note 2. Non-allocated administrative and other expenses are reflected in Corporate. Corporate assets include cash, prepaid expenses, right-of-use assets and other assets.

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 10 – Segment Information – Continued

As of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025, operating information about the Company’s reportable segments consisted of the following:

Assets

	Corporate	Drones	Sensors	SaaS	Total
As of June 30, 2026
Assets	$26,012,007	$7,256,333	$4,595,432	$—	$37,863,772

As of December 31, 2025
Assets	$30,086,163	$8,821,960	$3,321,218	$—	$42,229,341

Net Income (Loss)

	Corporate	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2026
Revenues	$—	$1,074,393	$1,611,578	$—	$2,685,971
Cost of sales	—	525,353	800,665	—	1,326,018
Compensation and related expenses	189,004	1,663,869	556,740	—	2,409,613
Professional fees	1,135,542	104,100	86,366	—	1,326,008
Other operating expenses	697,690	1,013,760	1,518,513	—	3,229,963
Income (loss) from operations	$(2,022,236)	$(2,232,689)	$(1,350,706)	$—	$(5,605,631)
Other income (expense), net	$(9,755,181)	$(25,917)	$—	$—	$(9,781,098)
Net income (loss)	$(11,777,417)	$(2,258,606)	$(1,350,706)	$—	$(15,386,729)

Three Months Ended June 30, 2025
Revenues	$—	$2,737,498	$1,460,063	$—	$4,197,561
Cost of sales	—	1,094,662	763,020	—	1,857,682
Compensation and related expenses	219,835	1,162,894	413,421	—	1,796,150
Professional fees	172,900	172,316	73,858	—	419,074
Other operating expenses	650,353	1,195,163	308,910	37,855	2,192,281
Income (loss) from operations	$(1,043,088)	$(887,537)	$(99,146)	$(37,855)	$(2,067,626)
Other income (expense), net	$433,464	$67,644	$286,142	$—	$787,250
Net income (loss)	$(609,624)	$(819,893)	$186,996	$(37,855)	$(1,280,376)

	Corporate	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2026
Revenues	$—	$1,715,919	$2,371,258	$—	$4,087,177
Cost of sales	—	844,556	1,297,741	—	2,142,297
Compensation and related expenses	519,101	3,108,709	1,039,574	—	4,667,384
Professional fees	1,331,037	206,846	172,716	—	1,710,599
Other operating expenses	1,287,614	2,178,911	2,804,074	—	6,270,599
Income (loss) from operations	$(3,137,752)	$(4,623,103)	$(2,942,847)	$—	$(10,703,702)
Other income (expense), net	$(3,118,887)	$(143,778)	$—	$—	$(3,262,665)
Net income (loss)	$(6,256,639)	$(4,766,881)	$(2,942,847)	$—	$(13,966,367)

Six Months Ended June 30, 2025
Revenues	$—	$4,970,907	$2,876,063	$—	$7,846,970
Cost of sales	—	1,941,864	1,431,411	—	3,373,275
Compensation and related expenses	518,847	2,151,088	734,821	—	3,404,756
Professional fees	256,838	288,163	138,071	—	683,072
Other operating expenses	1,198,356	1,643,605	550,746	63,332	3,456,039
Income (loss) from operations	$(1,974,041)	$(1,053,813)	$21,014	$(63,332)	$(3,070,172)
Other income (expense), net	$8,319,080	$58,450	$472,305	$—	$8,849,835
Net income (loss)	$6,345,039	(995,363)	$493,319	$(63,332)	$5,779,663

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

(UNAUDITED)

Note 10 – Segment Information – Continued

Revenues by Geographic Area

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2026
North America	$285,732	$560,920	$—	$846,652
Latin America	46,623	31,293	—	77,916
Europe, Middle East and Africa	703,010	644,757	—	1,347,767
Asia Pacific	39,028	373,010	—	412,038
Other	—	1,598	—	1,598
	$1,074,393	$1,611,578	$—	$2,685,971

	Drones	Sensors	SaaS	Total
Three Months Ended June 30, 2025
North America	$130,464	$446,187	$—	$576,651
Latin America	339,155	23,910	—	363,065
Europe, Middle East and Africa	2,239,426	681,644	—	2,921,070
Asia Pacific	28,453	260,884	—	289,337
Other	—	47,438	—	47,438
	$2,737,498	$1,460,063	$—	$4,197,561

	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2026
North America	$524,064	$836,435	$—	$1,360,499
Latin America	81,749	117,127	—	198,876
Europe, Middle East and Africa	941,049	933,779	—	1,874,828
Asia Pacific	169,057	482,319	—	651,376
Other	—	1,598	—	1,598
	$1,715,919	$2,371,258	$—	$4,087,177

	Drones	Sensors	SaaS	Total
Six Months Ended June 30, 2025
North America	$511,404	$865,278	$—	$1,376,682
Latin America	669,845	67,844	—	737,689
Europe, Middle East and Africa	3,723,973	1,431,834	—	5,155,807
Asia Pacific	65,685	410,876	—	476,561
Other	—	100,231	—	100,231
	$4,970,907	$2,876,063	$—	$7,846,970

AGEAGLE AERIAL SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2026 and 2025

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

Subsequent to June 30, 2026, through the date of this filing, the Company has issued a total of 802,252 shares of Common Stock for the conversion of 684 shares of Series F with a stated value of $1,000 per share at a conversion price of $0.8526 from  August 7, 2026 to  August 11, 2026.

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

Overview

AgEagle™ Aerial Systems Inc. (“AgEagle”, the “Company”, “we”, “our”, “us” or “EagleNXT”), through its wholly owned subsidiaries, is actively engaged in designing and delivering best-in-class drones and sensors that solve important problems for our customers. In 2010, AgEagle began by pioneering professional-grade fixed-wing drones and aerial imagery-based data collection and analytics imagery solutions for agriculture. Today, the Company is earning distinction as a globally respected market leader offering customer-centric, advanced autonomous uncrewed aerial systems (“UAS”) which drive revenue at the intersection of flight hardware, sensors, and software for the commercial, public safety, and defense markets. AgEagle also recently established ThirdEye USA, a joint venture dedicated to counter–UAS systems that provide detection, identification, and tracking capabilities for defense and critical infrastructure customers. The Company has achieved multiple regulatory milestones, including approvals for Beyond Visual Line of Sight and/or Operations Over People in the United States, Canada, Brazil, and the European Union, and inclusion on the Blue UAS  the Defense Innovation Unit of the U.S. Department of War (“DoW”).

AgEagle’s shift and expansion from solely manufacturing fixed-wing farm drones in 2018, to offering what the Company believes is one of the industry’s best fixed-wing, full-stack drone solutions, culminated in 2021 when the Company acquired three market-leading companies engaged in producing UAS airframes, sensors and software for commercial and government use. In addition to a robust portfolio of proprietary, connected hardware and software products; an established global network of over 165 UAS resellers; and enterprise customers worldwide; these acquisitions also brought AgEagle a highly valuable workforce comprised largely of experienced engineers and technologists with deep expertise in the fields of robotics, automation, manufacturing and data science. In 2022, the Company succeeded in integrating all three acquired companies with AgEagle to form one global company focused on taking autonomous flight performance to a higher level. The company is implementing a strategy of expansion into closely related markets of VTOL drones, precision guided loitering munitions, and counter-drone systems through select investments and international joint ventures.

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

The Company is currently headquartered in Allen, Texas where we house our sensor and drone manufacturing operations. We also design and manufacture drones in Lausanne, Switzerland. We operate a distribution and service center for certain drone products in Raleigh, North Carolina.

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

Key components of our growth strategy include the following:

●

Establish centers of excellence with respective expertise in UAS software, multi-spectral and counter-drone sensors, and airframes. These centers of excellence cross pollinate ideas, industry insights and skill sets to yield intelligent autonomous solutions that fully leverage AgEagle’s experienced team’s specialized knowledge and know-how in robotics, automation, custom manufacturing and data science.

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

●

In May 2023, we released the new RedEdge-P™ dual high resolution and RGB composite drone sensor, representing yet another AgEagle technological advancement in aerial imaging cameras, seamlessly integrating the power and performance of the RedEdge-P and the new RedEdge-P blue cameras in a single solution. The RedEdge-P dual doubles analytical capabilities with the benefit of a single camera workflow. Its coastal blue band – the first of its kind in the market – was specifically designed for vegetation analysis of water bodies; environmental monitoring; water management; habitat monitoring, protection and restoration; and vegetation species and weeds identification, including differentiating and counting plants, trees, invasive species and weeds. In August 2025, the RedEdge-P green camera was released, providing additional data bands for improved crop monitoring and analytics.  The RedEdge-P triple was brought to market in October 2025, bringing 15-band superspectral imaging capability to the AgEagle product family.

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

●	In August 2025, EagleNXT launched the MicaSense RedEdge-P™ Green multispectral sensor resulting in steady sales activity that we believe demonstrates growing interest from both research and commercial customers. The RedEdge-P Green sensor expands EagleNXT’s multispectral sensor portfolio by adding an enhanced green band sensor to the Company’s other spectral bands. This complimentary approach is designed to support early detection of vegetative stress and subtle crop health changes during key growth stages. Customer use cases have focused on improving data quality and resolution to assist with decision-making in precision agriculture workflows. Customers have deployed the sensor in both standalone and multi-sensor configurations, including dual- and triple-sensor setups, to enable higher-band imaging for more advanced analysis. The sensor’s compatibility with a broad range of leading drone platforms has supported adoption across a diverse set of applications and regions.

●	Our March 2026 investment in Aerodrome Group Ltd. (TASE: ARDM) ("ARDM"), along with its inherent Joint Venture right reflects our initial move into the precision loitering munition space.

●	On April 2026 investment into ThirdEye Systems Ltd. (TASE: THES) ("ThirdEye Systems") and subsequent launch of the ThirdEye USA Joint Venture, reflects a bold move into the high demand counter-drone systems space, with a specific focus on the rapid growing U.S. and Canadian market.

●	In May 2026 our eBee VISION unmanned aircraft system (UAS) was selected for listing for purchase by the U.S. Army on their newly launched UAS Marketplace. The UAS Marketplace, launched on March 24, 2026, is a digital platform developed in partnership with Amazon Web Services and the Army Enterprise Cloud Management Agency. It serves as an “Amazon-like” storefront that enables U.S. Army units, government agencies, the Pentagon and other U.S. military branches, and allied nations to easily compare vetted drone systems, submit feedback, and place orders directly. The initiative aims to accelerate procurement, foster competition and innovation, lower barriers for industry partners, and deliver advanced capabilities to soldiers at greater speed and scale. The inclusion of the eBee VISION on the UAS Marketplace allows authorized buyers to review detailed specifications, compare capabilities with other systems, and leverage soldier feedback to inform future acquisitions, supporting the U.S. Army’s goals of agility, competition, and rapid technology insertion.

●	In Jun 2026 EagleNXT’s counter-UAS Joint Venture, ThirdEye USA, was selected out of multiple entries to participate in Experimentation: Transforming in Contact (EXTiC) 26-2 (“EXTiC 26-2”), a key U.S. Central Command (“CENTCOM”) technology experimentation initiative. CENTCOM’s event, in collaboration with the Defense Innovation Unit, provided operationally relevant scenarios to help participants rapidly test, validate, and integrate innovative solutions. ThirdEye USA successfully showcased the MeduzaX system. MeduzaX is an advanced, AI-powered Counter-Unmanned Aerial System designed to detect, track, and classify hostile drones using passive electro-optical technology. These solutions deliver secure, real-time intelligence, surveillance, and reconnaissance, portable deployment, and advanced sensor integration, making them ideal for dynamic, contested environments.

●	In July 2026, EagleNXT announced the reintroduction of the MicaSense RedEdge-MX multispectral sensor to the marketplace. This return brings back a trusted and popular sensors, enhanced with modern technology interfacing, greater durability and updated performance features which meet the evolving needs of precision agriculture, environmental monitoring, and research professionals. Production of the RedEdge-MX will take place in our Allen, Texas facility on a newly installed, dedicated assembly and test cell to ensure quality and the capacity to meet the needs of our customers. The RedEdge-MX has long been a benchmark for reliable multispectral data capture. Its reintroduction underscores EagleNXT’s commitment to delivering proven, customer-favorite tools alongside its current lineup, including the advanced RedEdge series.

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

Three and Six Months Ended June 30, 2026 as Compared to Three and Six Months Ended June 30, 2025

Revenues

For the three months ended June 30, 2026, revenues were $2,685,971 as compared to $4,197,561 for the three months ended June 30, 2025, a decrease of $1,511,590, or 36.0%. The decrease of $1,511,590 was attributable to a decrease of $1,663,105 in revenues from our drone products related to the timing of national contracts and additional time each contract takes to close.  The federal government shutdown in the United States, along with delayed approved defense funding bills, also contributed to the decrease in drone revenue. An increase of $151,515 in sensor revenues was due to sales mix, product repricing, and international growing seasons.

For the six months ended June 30, 2026, revenues were $4,087,177 as compared to $7,846,970 for the six months ended June 30, 2025, a decrease of $3,759,793, or 47.9%. The decrease of $3,759,793 was attributable to a decrease of $3,254,988 in revenues from our drone products related to the timing of national contracts and additional time each contract takes to close, reduced sales in Europe related to the sentiment of US defense company's and shifting the market to local producers.  The federal government shutdown in the United States, along with delayed approved defense funding bills, also contributed to the decrease in drone revenue. A decrease in the sensor revenues was due to sales mix, product repricing, and international growing seasons.

Cost of Sales and Gross Profit

For the three months ended June 30, 2026, cost of sales was $1,326,018 as compared to $1,857,682 for the three months ended June 30, 2025, a decrease of $531,664 or 28.6%. For the three months ended June 30, 2026, gross profit was $1,359,953 as compared to $2,339,879 for the three months ended June 30, 2025, a decrease of $979,926, or 41.9%. The primary factors contributing to the decrease in our cost of sales and gross profit margin were reduced revenue resulitng in less cost of sales, offset by fixed costs, salaries and rent that were not offset by revenue.

For the six months ended June 30, 2026, cost of sales was $2,142,297as compared to $3,373,275 for the six months ended June 30, 2025, a decrease of $1,230,978 or 36.5%. For the six months ended June 30, 2026, gross profit was $1,944,880 as compared to $4,473,695 for the six months ended June 30, 2025, a decrease of $2,528,815, or 56.5%. The primary factors contributing to the decrease in our cost of sales and gross profit margin were reduced revenue and higher fixed costs, salaries and rent that were not offset by revenue.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses were $3,899,548 as compared to $2,534,170 for the three months ended June 30, 2025, representing an increase of $1,365,378, or 53.9%. The increase was primarily attributable to higher compensation expenses related to the hiring of additional employees, relocation costs, and increased professional fees, including legal and consulting expenses. These increases were partially offset by lower amortization expense in 2026, primarily due to impairment charges recorded during the year ended December 31, 2025.

For the six months ended June 30, 2026, general and administrative expenses were $6,653,575 as compared to $4,506,980for the six months ended June 30, 2025, representing an increase of $2,146,595, or 47.6%. The increase was primarily attributable to higher compensation expenses related to the hiring of additional employees, relocation costs, and increased professional fees, including legal and consulting expenses. These increases were partially offset by lower amortization expense in 2026, primarily due to impairment charges recorded during the year ended December 31, 2025.

Research and Development

For the three months ended June 30, 2026, research and development expenses were $1,983,084 as compared to $810,990 for the three months ended June 30, 2025, an increase of $1,172,094, or 144.5%. The increase was primarily attributable to the engagement of consultants to improve our sensors and release new products.  The Company also hired additional employees for its engineering team for the further development of its drone products, resulting in higher salary expenses.

For the six months ended June 30, 2026, research and development expenses were $3,746,226 as compared to $1,547,401 for the six months ended June 30, 2025, an increase of $2,198,825, or 142.1%. The increase was primarily attributable to the engagement of consultants to improve our sensors and release new products.  The Company also hired additional employees for its engineering team for the further development of its drone products, resulting in higher salary expenses.

Sales and Marketing

For the three months ended June 30, 2026, sales and marketing expenses were $1,082,952 as compared to $1,062,345 for the three months ended June 30, 2025, an increase of $20,607, or 1.9%.  The increase was primarily attributable to higher department headcount, increased public relations expenses, and greater travel activity by our sales and marketing team.

For the six months ended June 30, 2026, sales and marketing expenses were $2,248,781 as compared to $1,489,486 for the six months ended June 30, 2025, an increase of $759,295, or 51.0%.  The increase was primarily attributable to higher department headcount, increased public relations expenses, and greater travel activity by our sales and marketing team.

Other Income (Expense), net

For the three months ended June 30, 2026, other expense was $9,781,098 as compared to the other income of $787,250 for the three months ended June 30, 2025, a decrease of $10,568,348. The decrease was primarily attributable to the recognition of a 726,000 gain from changes in the fair value of outstanding warrant liabilities, which were recorded during the three months ended June 30, 2025. These items were offset by an unrealized loss on the fair value of the short and long term investments in equity securities of $9,837,228 recognized during the three months ended June 30, 2026.

For the six months ended June 30, 2026, other loss was $3,262,665 as compared to the other income of $8,849,835 for the six months ended June 30, 2025, a decrease of $ 12,112,500.The decrease was primarily attributable to the recognition of an 8,506,000 gain from changes in the fair value of outstanding warrant liabilities, $250,000 from the sale of the Measure domain name, and approximately $236,251 from an employee retention tax credit refund, all of which were recorded during the six months ended June 30, 2025. Additionally, an unrealized loss on the fair value of the short and long terms investments in equity securities of $3,359,546 offset by $234,941of the interest from our cash investment was recognized during the six months ended June 30, 2026.

Net Income

For the three months ended June 30, 2026, we generated a net loss of $15,386,729 as compared to a net loss of $1,280,376 for the three months ended June 30, 2025, a decrease of $14,106,353 or 1101.7%. The increase in our net loss is primarily attributable to the above-mentioned changes in our cost of sales, general and administrative, research and development, sales and marketing, and other net income (expense).

For the six months ended June 30, 2026, we generated a net loss of $13,966,367 as compared to a net income of $5,779,663 for the six months ended June 30, 2025, increase of $19,746,030 or 341.6%. The increase in our net loss is primarily attributable to the above-mentioned changes in our cost of sales, general and administrative, research and development, sales and marketing, and other net income (expense).

Cash Flow

Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

As of June 30, 2026, cash on hand was $15,910,228, as compared to $ 29,858,655 as of December 31, 2025, a decrease of $13,948,427 or 46.7%.

For the six months ended June 30, 2026, cash used in operations was $8,372,751, an increase of $4,333,066 or 107.3%, as compared to cash used of $4,039,685 for the six months ended June 30, 2025. The increase in cash used in operating activities was principally driven by the reduction in our net income, after adjusting for non-cash operating activities, due to increases in operating expenses related to consulting, salary expense and the opening of the Texas facility, partially offset by an increase in operating cash flows from changes in operating assets and liabilities, primarily the reduction of outstanding accounts payable. All of which resulted in an increase in cash used in operating activities.

For the six months ended June 30, 2026, cash used in investing activities was $13,612,909, an increase of $13,589,027, or 56900.7%, as compared to cash used of $23,882 for the six months ended June 30, 2025. The increase is related to $555,076 purchases of property and equipment and $13,000,000used in the purchase of the short and long term investment in equity securities.

For the six months ended June 30, 2026, cash provided by financing activities was $7,937,202, an increase of $1,991,456 or 33.5%, as compared to cash provided of $5,945,746 for the six months ended June 30, 2025. The increase in cash provided by our financing activities was due to an increase in net proceeds from the exercise of Series F Warrants, issuance of Series F and Series F Warrants, sales of Series G offset by dividend payments.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had a working capital of $23,720,063 and cash on hand of $15,910,228. For the six months ended June 30, 2026, we incurred a loss from operations of $10,703,702, an increase of $ 7,633,530, or 248.6%, as compared to $3,070,172 for the six months ended June 30, 2025. During the six months ended June 30, 2026, we used cash in our operating activities of $8,372,751. As of June 30, 2026, we do not have sufficient cash on hand to meet our financial obligations for the next twelve months.

Off-Balance Sheet Arrangements

On June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGEAGLE AERIAL SYSTEMS INC.

Dated: August 14, 2026	By:	/s/ William Irby
William Irby
Chief Executive Officer and Director of the Company

Dated: August 14, 2026	By:	/s/ Alison Burgett
Alison Burgett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Irby	Chief Executive Officer and Director of the Company	August 14 ,2026
William Irby	(Principal Executive Officer)

/s/ Alison Burgett	Chief Financial Officer	August 14 ,2026
Alison Burgett	(Principal Financial and Accounting Officer)